Form 10-Q
period 1995-01-31
ZALE CORP
filed 1995-03-10
CIK 109156

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -----------------

Commission file number 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                        75-0675400
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

901 West Walnut Hill Lane, Irving, Texas                 75038-1003
(Address of principal executive offices)                 (Zip Code)

                                 (214) 580-4000
              (Registrant's telephone number, including area code)

                                      None
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1995, 34,964,708 shares of the registrant's common stock were outstanding.

================================================================================

                       ZALE CORPORATION AND SUBSIDIARIES

                                     Index



Part 1.  Financial Information:                                      Page
                                                                     ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations               3

         Condensed Consolidated Balance Sheets                         4

         Condensed Consolidated Statements of Cash Flows               5

         Note to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K                             10

Signature                                                             11

                       ZALE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended                    Six Months Ended
                                                      January 31,                         January 31,
                                           -----------------------------       ---------------------------
                                               1995             1994               1995           1994
                                           ------------      -----------       ------------    -----------
Net Sales                                   $427,194           $368,596           $632,666       $553,344
Cost of Sales                                212,519            185,157            316,106        278,050
Selling, General and
  Administrative Expenses                    144,020            125,114            243,273        218,091
Depreciation and Amortization Credit             (46)            (1,187)              (550)        (2,576)
                                            ---------          ---------          ---------      ---------
Operating Earnings                            70,701             59,512             73,837         59,779

Interest Expense, Net                          8,130              7,097             15,941         13,487
                                            ---------          ---------          ---------      ---------
Earnings Before Income Tax Expense            62,571             52,415             57,896         46,292

Income Tax Expense                            20,800             14,873             19,300         14,897
                                            ---------          ---------          ---------      ---------

Net Earnings                                $ 41,771           $ 37,542           $ 38,596       $ 31,395
                                            =========          =========          =========      =========

Net Earnings Per Common Share               $   1.19           $  1.07            $   1.10       $   0.90
                                            =========          =========          =========      =========

Average Common Shares Outstanding             34,964             34,972             34,964         34,972
                                            =========          =========          =========      =========





         See Note to the Condensed Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)




                                                                       JANUARY 31,                JULY 31,
                                                                           1995                     1994
                                                                     -----------------         ---------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                            $    95,719             $  153,700
  Customer Receivables, Net                                                451,819                397,886
  Merchandise Inventories                                                  431,783                401,034
  Other Current Assets                                                      24,174                 21,474
                                                                       ------------            -----------
Total Current Assets                                                     1,003,495                974,094

Property and Equipment, Net                                                 56,388                 37,211
Other Assets                                                                39,522                 39,342
Deferred Tax Asset, Net                                                     62,000                 62,000
                                                                       ------------            -----------
Total Assets                                                           $ 1,161,405             $1,112,647
                                                                       ============            ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                                    $     4,077             $    3,897
  Accounts Payable and Accrued Liabilities                                 140,959                144,981
  Deferred Tax Liability, Net                                               62,000                 62,000
                                                                       ------------            -----------
Total Current Liabilities                                                  207,036                210,878

Non-current Liabilities                                                     32,847                 32,873
Long-term Debt                                                             441,810                443,581
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                                             79,625                 82,575
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                              ---                    ---
  Common Stock                                                                 350                    350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                                        340,483                321,159
  Unrealized Losses on Securities                                             (899)                  (326)
  Accumulated Earnings                                                      60,153                 21,557
                                                                        -----------            -----------
Total Stockholders' Investment                                             400,087                342,740
                                                                       ------------            -----------
Total Liabilities and Stockholders' Investment                         $ 1,161,405             $1,112,647
                                                                       ============            ===========





                    See Note to the Condensed Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                     SIX MONTHS               SIX MONTHS
                                                                        ENDED                    ENDED
                                                                     JANUARY 31,              JANUARY 31,
                                                                        1995                     1994
                                                                    ------------             ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $  38,596                  $ 31,395
  Non cash expenses, gains and losses:
    Depreciation and amortization expense (credit)                          12                    (2,501)
    Utilization of pre-emergence net operating loss                     19,324                    14,846
 Other adjustments to reconcile net earnings
    to net cash used in operating activities:
    (Increase) decrease in:
      Customer receivables, net                                        (53,933)                  (24,963)
      Merchandise inventories                                          (30,749)                  (36,987)
      Other current assets                                              (2,700)                    7,157
      Other assets                                                      (1,162)                    2,108
    Increase (decrease) in:
      Accounts payable and accrued liabilities                          (4,176)                  (43,820)
      Non-current liabilities                                              (26)                    1,525
                                                                     ----------                 ---------
Net Cash Used in Operating Activities                                  (34,814)                  (51,240)
                                                                     ----------                 ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (22,737)                  (11,963)
  Dispositions of property and equipment                                 1,155                        (4)
  Other                                                                     27                       (84)
                                                                     ----------                 ---------
Net Cash Used in Investing Activities                                  (21,555)                  (12,051)
                                                                     ----------                 ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (1,612)                   (1,833)
  Other                                                                    ---                      (266)
                                                                     ----------                 ---------
Net Cash Used in Financing Activities                                   (1,612)                   (2,099)
                                                                     ----------                 ---------

Net Decrease in Cash and Cash Equivalents                              (57,981)                  (65,390)
                                                                     ----------                 ---------

Cash and Cash Equivalents at Beginning of Period                       153,700                    83,265
                                                                     ----------                 ---------

Cash and Cash Equivalents at End of Period                           $  95,719                  $ 17,875
                                                                     ==========                 =========

Supplemental cash flow information:
  Interest paid                                                      $  18,257                  $ 14,799
  Interest received                                                  $   2,947                  $    900
  Income taxes paid (net of refunds received)                        $     258                  $    268
  Restricted cash - at period end date                               $  19,803                  $  8,398




         See Note to the Condensed Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying Condensed Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale") as of and for the three and six months ended January 31, 1995. The Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the October 31, 1994 and July 31, 1994 Condensed Consolidated Financial Statements and related notes of Zale included in Zale's financial statements filed with the Securities and Exchange Commission in a Form 10-Q on December 8, 1994 and September 14, 1994, respectively, and the Consolidated Financial Statements and related notes included in the 1994 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K. The classifications in use at January 31, 1995 have been applied to the financial statements for July 31, 1994 and January 31, 1994.

         The results of operations for the three and six month periods ended January 31, 1995 and 1994, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business.
Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

                                ZALE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company included in this report.

GENERAL

         The Company has made certain reclassifications of buying and occupancy costs from Cost of Sales to Selling, General and Administrative Expenses and has segregated depreciation and amortization expenses to allow users of the Condensed Consolidated Financial Statements to perform more meaningful analysis of the Company's operating results. Prior period results have been reclassified accordingly.

OPERATING RESULTS -- THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1994

         Net Sales

         Net Sales for the three months ended January 31, 1995 increased by $58.6 million to $427.2 million, a 15.9 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 15.7 percent. The sales increase primarily resulted from maintaining better depth of key merchandise items during the holiday season coupled with a product-focused marketing strategy.

         Costs and Expenses

         Cost of Sales as a percentage of sales was 49.7 percent and 50.2 percent for the three month periods ended January 31, 1995 and 1994, respectively. The decrease as a percentage of sales resulted primarily from a greater proportion of sales occurring in operating divisions with higher margins compared to the prior year.

         Selling, General and Administrative Expenses were 33.7 percent and
33.9 percent of sales for the three months ended January 31, 1995 and 1994, respectively. Store expenses decreased by 1.1 percent of sales as store occupancy costs, promotional expenses and payroll continue to increase at a lower rate than sales. Corporate expenses decreased by 0.6 percent of sales principally as a result of lower management information system and insurance expenses. These improvements were partially offset by a net decrease in credit income principally from a reduction in finance charge income on a lower average receivables portfolio in relation to the prior year and an increased provision for chargeoffs of customer accounts. The reduction in the average receivables portfolio resulted from the decrease of accounts from significant store closings in 1992 and 1993, coupled with faster cash collections of customer balances than the prior year.

         The Depreciation and Amortization Credit decreased by $1.1 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods. However, amortization and depreciation of property and equipment increased from $0.3 million to $1.4 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         Interest Expense, Net

         Interest Expense, Net was $8.1 million and $7.1 million for the three months ended January 31, 1995 and 1994, respectively. The increase in the three months ended January 31, 1995 was principally due to the refinancing of the Receivables Securitization Facility in July 1994 at a higher amount. The Company issued $380.6 million (net of discount) of Receivables Backed Notes which replaced the previous facility under which $284.6 million of Receivables Backed Notes were outstanding.

         Income Taxes

         Income tax expense for the three month periods ended January 31, 1995 and 1994 was $20.8 million and $14.9 million, respectively, reflecting an effective tax rate of 33.2 percent and 28.4 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of July 31, 1994, the Company had a tax net operating loss ("NOL") carryforward (after limitations) of approximately $383 million. The Company will be able to offset taxes that would ordinarily be paid this year and in future years through utilization of this tax NOL.

OPERATING RESULTS -- SIX MONTHS ENDED JANUARY 31, 1995 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1994

         Net Sales

         Net Sales for the six months ended January 31, 1995 increased by $79.3 million to $632.7 million, a 14.3 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 14.2 percent.

         Costs and Expenses

         Cost of Sales as a percentage of sales was 50.0 percent and 50.2 percent for the six month periods ended January 31, 1995 and 1994, respectively. The decrease as a percentage of sales resulted primarily from a greater proportion of sales occurring in operating divisions with higher margins compared to the prior year.

         Selling, General and Administrative Expenses were 38.5 percent and
39.4 percent of sales for the six months ended January 31, 1995 and 1994, respectively. Store expenses decreased by 1.4 percent of sales as store occupancy costs, promotional expenses and payroll continue to increase at a lower rate than sales. Corporate expenses decreased by 0.7 percent of sales principally as a result of lower management information system and insurance expenses. These improvements were offset by a net decrease in credit income principally from reduced finance charge income on a lower average receivables portfolio in relation to the prior year. The reduction in the average receivables portfolio resulted from the decrease of accounts from significant store closings in 1992 and 1993, coupled with faster cash collections of customer balances than the prior year.

         The Depreciation and Amortization Credit decreased by $2.0 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $2.9 million in both periods. However, amortization and depreciation of property and equipment increased from $0.3 million to $2.4 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         Interest Expense, Net

         Interest Expense, Net was $15.9 million and $13.5 million for the six months ended January 31, 1995 and 1994, respectively. The increase in the six months ended January 31, 1995 was principally due to the refinancing of the Receivables Securitization Facility in July 1994 at a higher amount. The Company issued $380.6 million (net of discount) of Receivables Backed Notes which replaced the previous facility under which $284.6 million of Receivables Backed Notes were outstanding.

         Income Taxes

         Income tax expense for the six month periods ended January 31, 1995 and 1994 was $19.3 million and $14.9 million, respectively, reflecting an effective tax rate of 33.3 percent and 32.2 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for renovations and filling in existing market areas, and debt service. As of January 31, 1995, the Company had cash and cash equivalents of $95.7 million, including $19.8 million, restricted primarily based on collateral requirements under the Receivables Securitization Facility. The retail jewelry business is highly seasonal, with the significant proportion of sales and operating income being generated in November and December of each year. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

         Upon emergence from bankruptcy, the Company entered into a three year revolving credit and gold consignment agreement (the "Working Capital Facility"). The Working Capital Facility provides for (a) revolving credit loans ("Revolving Loans") in an aggregate amount of up to $100.0 million, with a $20.0 million sublimit for letters of credit and (b) loans or advances ("Gold Loans") in an aggregate amount of up to $50.0 million under a gold consignment facility. At no time may the total amount of Revolving Loans and Gold Loans outstanding exceed a defined borrowing base (based on a percentage of eligible inventory). Considering borrowing base limitations, the maximum amount the Company could borrow at January 31, 1995 was approximately $139.4 million. At January 31, 1995 there were no loans outstanding under the Working Capital Facility and no borrowings were made during the quarter under this facility. There were approximately $1.5 million of letters of credit outstanding at January 31, 1995.

         The Company anticipates spending approximately $51.0 million on capital expenditures in fiscal 1995. As part of the Company's business strategy, it is embarking on a store remodeling and refurbishment program.
This program will enable the Company to enhance its stores in certain key markets relative to its competition. The Company increased liquidity under the new securitization program by $50 million to $90 million dependent on seasonal
balances of customer receivables.   A substantial portion of this increased
liquidity will be used in the capital expenditure program over the next three years. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the six months ended January 31, 1995, the Company made approximately $22.7 million in capital expenditures principally to enhance the appearance of approximately 320 stores prior to the holiday selling season.

         Management believes that operating cash flow, amounts available under the Working Capital Facility and amounts available under the Receivables Securitization Facility should be sufficient to fund the Company's operating, debt service and capital expenditure requirements for the foreseeable future.

INFLATION

         In management's opinion, changes in net sales and earnings before income taxes that have resulted from inflation and changing prices have not been material.

PART II. - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -

         11  Statement re computation of per share earnings.

         27  Financial data schedule.

(b)      Form 8-K -

         None.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Zale Corporation
                                       ---------------------------------------
                                                        (Registrant)



Date   March 10, 1995                  MARK R. LENZ
     -----------------                 ---------------------------------------
                                       Mark R. Lenz
                                       Vice-President and Controller
                                       (Duly authorized to sign on
                                       behalf of the registrant and
                                       principal accounting officer
                                       of the registrant)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- - -------             -----------

  11      Statement re computation of per share earnings.

  27      Financial data schedule.
