Form 10-Q
period 1995-04-30
ZALE CORP
filed 1995-06-08
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1995, 34,981,008 shares of the registrant's common stock were outstanding.

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

                       ZALE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      APRIL 30,                           APRIL 30,
                                           -----------------------------       -----------------------------
                                               1995             1994               1995            1994
                                           ------------      -----------       ------------   --------------
Net Sales                                   $192,083           $167,078          $ 824,749        $ 720,422
Cost of Sales                                 97,212             81,470            413,318          359,520
Selling, General and
  Administrative Expenses                     93,618             85,887            336,891          303,978
Depreciation and Amortization Expense
  (Credit)                                       344             (1,031)              (206)          (3,607)
                                            --------           --------          ---------        ---------
Operating Earnings                               909                752             74,746           60,531

Interest Expense, Net                          6,653              7,108             22,594           20,595
                                            --------           --------          ---------        ---------
Earnings (Loss) Before Income Tax
  Expense (Benefit)                           (5,744)            (6,356)            52,152           39,936

Income Tax Expense (Benefit)                  (1,750)            (1,898)            17,550           12,999
                                            --------           --------          ---------        ---------

Net Earnings (Loss)                         $ (3,994)          $ (4,458)         $  34,602        $  26,937
                                            ========           ========          =========        =========

Net Earnings (Loss) Per Common Share        $  (0.11)          $  (0.13)         $    0.99        $    0.77
                                            ========           ========          =========        =========

Average Common Shares Outstanding             34,964             34,972             34,964           34,972
                                            ========           ========          =========        =========




         See Note to the Condensed Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)




                                                                          APRIL 30,               JULY 31,
                                                                             1995                   1994
                                                                       ---------------         --------------

ASSETS
Current Assets:
  Cash and Cash Equivalents                                            $   121,210             $  153,700
  Customer Receivables, Net                                                412,843                397,886
  Merchandise Inventories                                                  422,329                401,034
  Other Current Assets                                                      26,237                 21,474
                                                                       -----------             ----------
Total Current Assets                                                       982,619                974,094

Property and Equipment, Net                                                 61,523                 37,211
Other Assets                                                                41,176                 39,342
Deferred Tax Asset, Net                                                     62,000                 62,000
                                                                       -----------             ----------
Total Assets                                                           $ 1,147,318             $1,112,647
                                                                       ===========             ==========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                                    $     3,895             $    3,897
  Accounts Payable and Accrued Liabilities                                 133,713                144,981
  Deferred Tax Liability, Net                                               62,000                 62,000
                                                                       -----------             ----------
Total Current Liabilities                                                  199,608                210,878

Non-current Liabilities                                                     33,660                 32,873
Long-term Debt                                                             440,732                443,581
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                                             78,151                 82,575
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                              ---                    ---
  Common Stock                                                                 350                    350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                                        338,639                321,159
  Unrealized Gains (Losses) on Securities                                       19                   (326)
  Accumulated Earnings                                                      56,159                 21,557
                                                                       -----------             ----------
Total Stockholders' Investment                                             395,167                342,740
                                                                       -----------             ----------
Total Liabilities and Stockholders' Investment                         $ 1,147,318             $1,112,647
                                                                       ===========             ==========





         See Note to the Condensed Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                          NINE                       NINE
                                                                      MONTHS ENDED               MONTHS  ENDED
                                                                        APRIL 30,                  APRIL 30,
                                                                           1995                       1994
                                                                    -----------------          ----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $   34,602                 $  26,937
  Non cash expenses, gains and losses:
    Depreciation and amortization expense (credit)                         635                    (3,492)
    Utilization of pre-emergence net operating loss                     17,480                    12,909
 Other adjustments to reconcile net earnings
    to net cash used in operating activities:
    (Increase) decrease in:
      Customer receivables, net                                        (14,957)                   14,245
      Merchandise inventories                                          (21,295)                  (11,968)
      Other current assets                                              (4,763)                    5,356
      Other assets                                                      (2,175)                    7,543
    Increase (decrease) in:
      Accounts payable and accrued liabilities                         (11,422)                  (59,720)
      Non-current liabilities                                              787                     3,665
                                                                    ----------                 ---------
Net Cash Used in Operating Activities                                   (1,108)                   (4,525)
                                                                    ----------                 ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (29,867)                  (19,761)
  Dispositions of property and equipment                                 1,340                       (78)
  Other                                                                     28                       (10)
                                                                    ----------                 ---------
Net Cash Used in Investing Activities                                  (28,499)                  (19,849)
                                                                    ----------                 ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (2,883)                   (2,718)
  Other                                                                    ---                        22
                                                                    ----------                 ---------
Net Cash Used in Financing Activities                                   (2,883)                   (2,696)
                                                                    ----------                 ---------
Net Decrease in Cash and Cash Equivalents                              (32,490)                  (27,070)
                                                                    ----------                 ---------

Cash and Cash Equivalents at Beginning of Period                       153,700                    83,265
                                                                    ----------                 ---------

Cash and Cash Equivalents at End of Period                          $  121,210                 $  56,195
                                                                    ==========                 =========

Supplemental cash flow information:
  Interest paid                                                     $   28,993                 $  20,715
  Interest received                                                 $    4,442                 $   1,095
  Income taxes paid (net of refunds received)                       $      302                 $     506
  Restricted cash - at period end date                              $   36,567                 $  23,883




         See Note to the Condensed Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying Condensed Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale") as of and for the three and nine months ended April 30, 1995. The Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the January 31, 1995, October 31, 1994 and July 31, 1994 Condensed Consolidated Financial Statements and related notes of Zale included in Zale's financial statements filed with the Securities and Exchange Commission in a Form 10-Q on March 10, 1995, December 8, 1994 and September 14, 1994, respectively, and the Consolidated Financial Statements and related notes included in the 1994 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K. The classifications in use at April 30, 1995 have been applied to the financial statements for July 31, 1994 and April 30, 1994.

         The results of operations for the three and nine month periods ended April 30, 1995 and 1994, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business.
Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

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

OPERATING RESULTS -- THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THREE MONTHS ENDED APRIL 30, 1994

         Net Sales

         Net Sales for the three months ended April 30, 1995 increased by $25.0 million to $192.1 million, a 15.0 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 15.1 percent. The sales increase primarily resulted from improvement in merchandise content, selling skills and product focused marketing programs. Additionally, the Company increased efforts to clear discontinued merchandise during the current quarter.

         Costs and Expenses

         Cost of Sales as a percentage of sales was 50.6 percent and 48.8 percent for the three month periods ended April 30, 1995 and 1994, respectively. The increase as a percentage of sales resulted primarily from higher markdowns for discontinued merchandise.

         Selling, General and Administrative Expenses were 48.7 percent and
51.4 percent of sales for the three months ended April 30, 1995 and 1994, respectively. Store expenses decreased by 3.2 percent of sales as store occupancy costs and payroll continue to increase at a lower rate than sales. Promotional expenditures decreased as both a percent of sales and in total dollars. Corporate expenses decreased by 2.0 percent of sales principally as a result of lower management information system and insurance expenses. These improvements were partially offset by a decrease in net credit income principally from reduced finance charge income on lower customer receivables in relation to sales because of faster cash collections of customer balances than the prior year and an increased provision for chargeoffs of customer accounts.

         The Depreciation and Amortization Expense increased by $1.4 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods. However, depreciation and amortization of property and equipment increased from $0.4 million to $1.8 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         Interest Expense, Net

         Interest Expense, Net was $6.7 million and $7.1 million for the three months ended April 30, 1995 and 1994, respectively. The current year quarter includes $1.2 million of interest income on funds escrowed for previous bankruptcy matters which are not expected to continue at this level. Excluding this interest income, the increase in interest expense for the three months ended April 30, 1995 was principally due to the refinancing of the Receivables Securitization Facility in July 1994. The Company issued $380.6 million (net of discount) of Receivables Backed Notes which replaced the previous facility under which $284.6 million of Receivables Backed Notes were outstanding.

         Income Taxes

         The income tax benefit for the three month periods ended April 30, 1995 and 1994 was $1.8 million and $1.9 million, respectively, reflecting an effective tax rate of 30.5 percent and 29.9 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of July 31, 1994, the Company had a tax net operating loss ("NOL") carryforward (after limitations) of approximately $383 million. The Company will be able to offset taxes that would ordinarily be paid this year and in future years through utilization of this tax NOL.

OPERATING RESULTS -- NINE MONTHS ENDED APRIL 30, 1995 COMPARED TO NINE MONTHS ENDED APRIL 30, 1994

         Net Sales

         Net Sales for the nine months ended April 30, 1995 increased by $104.3 million to $824.7 million, a 14.5 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 14.4 percent.

         Costs and Expenses

         Cost of Sales as a percentage of sales was 50.1 percent and 49.9 percent for the nine month periods ended April 30, 1995 and 1994, respectively. The increase as a percentage of sales resulted primarily from higher markdowns for discontinued merchandise in the third quarter.

         Selling, General and Administrative Expenses were 40.8 percent and
42.2 percent of sales for the nine months ended April 30, 1995 and 1994, respectively. Store expenses decreased by 1.7 percent of sales as store occupancy costs, promotional expenses and payroll increased at a lower rate than sales. Corporate expenses decreased by 0.9 percent of sales principally as a result of lower management information system and insurance expenses. These improvements were offset by a decrease in net credit income principally from reduced finance charge income on a lower average receivables portfolio in relation to the prior year and an increased provision for chargeoffs of customer accounts. The reduction in the average receivables portfolio resulted from the decrease of accounts from significant store closings in 1992 and 1993, coupled with faster cash collections of customer balances than the prior year.

         The Depreciation and Amortization Credit decreased by $3.4 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $4.4 million in both periods. However, depreciation and amortization of property and equipment increased from $0.8 million to $4.2 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         Interest Expense, Net

         Interest Expense, Net was $22.6 million and $20.6 million for the nine months ended April 30, 1995 and 1994, respectively. The increase in the nine months ended April 30, 1995 was principally due to the refinancing of the Receivables Securitization Facility in July 1994. The Company issued $380.6 million (net of discount) of Receivables Backed Notes which replaced the previous facility under which $284.6 million of Receivables Backed Notes were outstanding.

         Income Taxes

         Income tax expense for the nine month periods ended April 30, 1995 and 1994 was $17.6 million and $13.0 million, respectively, reflecting an effective tax rate of 33.7 percent and 32.5 percent, respectively. See "Income Taxes" in the Three Months Ended April 30, 1995 compared to Three Months Ended April 30, 1994 for discussion regarding net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for renovations and filling in existing market areas, and debt service. As of April 30, 1995, the Company had cash and cash equivalents of $121.2 million, including $36.6 million restricted primarily based on collateral requirements under the Receivables Securitization Facility. The retail jewelry business is highly seasonal, with the significant proportion of sales and operating income being generated in November and December of each year. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

         Upon emergence from bankruptcy, the Company entered into a three year revolving credit and gold consignment agreement (the "Working Capital Facility"). The Working Capital Facility provides for (a) revolving credit loans ("Revolving Loans") in an aggregate amount of up to $100.0 million, with a $20.0 million sublimit for letters of credit and (b) loans or advances ("Gold Loans") in an aggregate amount of up to $50.0 million under a gold consignment facility. At no time may the total amount of Revolving Loans and Gold Loans outstanding exceed a defined borrowing base (based on a percentage of eligible inventory). Considering borrowing base limitations, the maximum amount the Company could borrow at April 30, 1995 was approximately $137.4 million. At April 30, 1995 there were no loans outstanding under the Working Capital Facility and no borrowings were made during the quarter under this facility. There were approximately $0.3 million of letters of credit outstanding at April 30, 1995.

         In July 1994, the Company increased liquidity under its accounts receivable securitization program by $50 million to $90 million dependent on seasonal balances of customer receivables. A substantial portion of this increased liquidity will be used in the capital expenditure program over the next three years. As part of the Company's business strategy, it has embarked on a store remodeling and refurbishment program. This program will enable the Company to enhance its stores in certain key markets relative to its competition. The Company anticipates spending approximately $50.0 million on capital expenditures in fiscal 1995. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the nine months ended April 30, 1995, the Company made approximately $29.9 million in capital expenditures principally to enhance the appearance of 366 stores.

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



                                                          Zale Corporation
                                                   -----------------------------
                                                            (Registrant)



Date   June 8, 1995                                MARK R. LENZ
                                                   -----------------------------
                                                   Mark R. Lenz
                                                   Vice-President and Controller
                                                   (Duly authorized to sign on
                                                   behalf of the registrant and
                                                   principal accounting officer
                                                   of the registrant)

                              INDEX TO EXHIBITS

Exhibit 11 -- Statement re computation of per share earnings.

Exhibit 27 -- Financial data schedule.