Form 10-K
period 1995-07-31
ZALE CORP
filed 1995-10-18
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K

                              ----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _______________________

                              ----------------


                          COMMISSION FILE NO. 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      75-0675400
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      901 W. WALNUT HILL LANE
           IRVING, TEXAS                                      75038-1003
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (214) 580-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK ($.01 PAR VALUE PER SHARE)
                                (Title of class)

                  WARRANTS TO PURCHASE COMMON STOCK, SERIES A
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X    No
                                                              ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 5, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $430,719,380.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                         Yes   X    No
                                                              ---       ---

         As of September 5, 1995, the registrant had outstanding 34,984,508 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Part II of this report incorporates information from the registrant's Annual Report to Stockholders for the year ended July 31, 1995. Part III of this report incorporates information from the registrant's definitive Proxy Statement relating to the registrant's annual meeting of stockholders to be held November 2, 1995.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Zale Corporation (the "Company"), founded in 1924, is the nation's largest chain of specialty retail jewelry stores, operating 1,177 retail locations at July 31, 1995. For the twelve months ended July 31, 1995, total Company retail sales were approximately $1,036.1 million. The Company sells jewelry and giftware throughout the United States, Puerto Rico and Guam through its Zales, Gordon's, Guild and Diamond Park Divisions. The Company operates stores primarily in regional shopping malls and leased departments in department stores. Merchandise is sold for cash, on the Company's private label credit cards and on bank and national credit and charge cards. The Company also markets credit insurance to its private label credit card customers.

         The Company historically has purchased substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, the Orient and Italy. The Company is also centrally purchasing certain commodity items such as gold chains direct from manufacturers or other primary sources. A portion of the merchandise offered by the Company is procured from vendors under consignment programs through which the Company is not obligated to pay for the merchandise until it is sold to retail customers.

BUSINESS STRATEGY

         The Company's goal in fiscal 1995 was to restore Zale Corporation as the pre-eminent fine jewelry retailer in the nation. To accomplish this task, the Company developed a three-phase plan, starting with getting back to the basics of retailing. That meant understanding and satisfying customers' needs, offering the right selection and quality of merchandise, and pursuing an effective and efficient marketing strategy. It also entailed paying close attention to the Company's store environment and operations, especially in improving customer service.

         A major element of the Company's three-phase plan was to strengthen the merchandising in the stores. The Company developed a core group of items which have been perennial best-sellers. These items include tennis bracelets, diamond anniversary bands and diamond stud earrings. The Company made certain that these key items were available in a variety of styles and began to fill out the assortments with "good, better and best" price points. The Company has been diligent about maintaining a depth of stock on these key items at all times versus the traditional approach of having one or two pieces per store. Inventory management systems have been structured so that key items would be more consistently in stock and systems have been developed for prompt replenishment of key items.

         Consistent with the Company's new merchandising plan, the Company began to make its marketing efforts more product-focused. Print, television and radio advertising feature selected key items in a variety of price points. The Company has broadened its advertising beyond the Christmas season, to tie in with other gift-giving holidays such as Valentine's Day and Mother's Day. In-store promotions have been synchronized to take advantage of high mall traffic periods. These strategies have helped to position Zales and Gordon's as gift-giving destinations.

         After refining the merchandise mix and marketing, the Company worked to improve the quality of service and the efficiency of the stores. The Company focused initially on the top 300 stores in the Zales and Gordon's Divisions, moving the most experienced and capable managers into these stores. The Company also modified staff scheduling to put more sales personnel "on the floor" during peak traffic periods and introduced more extensive training in sales techniques and customer relationship building in all of its stores. The "focus" group of stores also received an increased level of merchandise and marketing support. As a result, the focus group stores outperformed the rest of the chain.

         A majority of the Company's stores are situated in prime, centercourt mall locations or other high traffic areas of shopping malls. Beginning in late fiscal 1994 and continuing into fiscal 1995, the Company set out to establish separate identities for its Zales and Gordon's brand names. Previously managed by a single team, the two divisions were placed under separate management teams. New divisional management was brought in to the Zales, Gordon's and Guild divisions to create and implement an individualized merchandising approach. Different marketing techniques have been adopted, targeted toward each division's specific demographic base. At the same time, the Company is committed to enhancing the cost and efficiency benefits of centralized support operations.

         The Company offers credit through its own private label credit cards to enable creditworthy customers to finance their purchases without using cash or bank card lines of credit. The Company seeks to establish a relationship with its customers through merchandise and credit card programs that encourages repeat purchases of fashion and gift items as well as substantial purchases on occasions such as engagements, anniversaries, Christmas, birthdays, graduations and other gift-giving holidays. Through mailing lists available from the Company's credit operations, the Company can mail promotional material directly to customers to advertise special sales or unique items that are offered in its stores. The Company encourages customers with major credit cards to apply for a Company credit card even when no purchase is made. This enables the Company to solicit new business from those customers by direct mailings. The Company believes that this program enhances future sales to customers with a strong credit history.

         As part of the Company's business strategy, it has embarked on a store remodeling and refurbishment program. This program will enable the Company to enhance its stores in certain key markets relative to its competition. Additionally, the Company plans on making expenditures of approximately $15.0 million on its management information systems to migrate to client server based applications from mainframe applications over the next several years. The Company anticipates spending approximately $50.0 million on capital expenditures in fiscal 1996. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the year ended July 31, 1995, the Company made approximately $42.3 million in capital expenditures principally to open 18 new stores and enhance the appearance of 393 stores. This included 153 relocations, complete remodelings or major refurbishments and 240 stores that were enhanced through addition of either or all of new carpet, paint and new wall coverings and display elements. The Company intends to continue its store upgrade program and open 250 new locations over the next three years.

SELECTED DIVISIONAL DATA

         The Company operates principally under four divisions as described below. The following table presents net sales for the Zales, Gordon's, Guild and Diamond Park Divisions of the Company.

                                                                                   Net Sales By Division
                                                                    ----------------------------------------------------
                                                                                                       Pro Forma (1)
                                                                                                  ----------------------
                                                                         Year Ended July 31,         Year Ended July 31,
                                                                    ----------------------------  -----------------------
                                                                        1995              1994              1993
                                                                       ----------       ---------         ---------
                                                                        (amounts in thousands except number of stores)
Net Sales:
   Zales Division   . . . . . . . . .                                $  428,794         $374,849         $370,981
   Gordon's Division  . . . . . . . .                                   262,540          234,974          221,549
   Guild Division   . . . . . . . . .                                   197,267          182,278          213,219
   Diamond Park Division  . . . . . .                                   138,187          127,761          149,595
          Other . . . . . . . . . . .                                     9,361(2)           445            1,103
                                                                     ----------         --------         --------
          Total . . . . . . . . . . .                                $1,036,149         $920,307         $956,447
                                                                     ==========         ========         ========
Number of stores (end of period)  . .                                     1,177            1,231            1,265
                                                                          =====            =====            =====

(1) Amounts in this column represent historical income statement data for the twelve months ended July 31, 1993 which includes the four month period ended July 31, 1993 and the eight months ended March 31, 1993.

(2) Other net sales in fiscal 1995 includes sales from the Company's Outlet stores which are being used to sell overstocked and other merchandise no longer sold in the regular retail locations. Outlet store sales and operating results in the prior years were not significant and were classified in cost of sales.

        Zales Division

        At August 1, 1995, the Zales Division operated 534 stores, including 35 stores transferred from the Gordon's Division effective August 1, 1995, under the name "Zales" in 48 states and Puerto Rico. The Zales Division is being positioned as the leading national brand name in jewelry retailing in the United States. Zales' customers represent a solid cross-section of mainstream America, seeking good value in fine-quality merchandise. The average purchase at a Zales location is $257. The Zales Division stores average approximately 1,400 square feet.

        The following table sets forth the number of stores and average sales per store for the Zales Division for the periods indicated:

                                                                Year Ended July 31,
                                             --------------------------------------------------
                                                1995                1994                1993
                                             ----------          ----------          ----------
 Average sales per store . . . . . .           $849,100            $716,700            $692,100
 Stores opened during period . . . .                  8                   2                  10
 Stores closed during period . . . .                 30                   4                  43
 Total stores  . . . . . . . . . . .                499                 521                 523

        Gordon's Division

        At August 1, 1995, the Gordon's Division operated 332 stores, subsequent to the transfer of 35 stores to the Zales Division effective August 1, 1995. The division operates 318 stores under the name "Gordon's"(R) in 39 states and Puerto Rico and 14 stores operating under the name "Daniel's"(R) in Arizona. The Company has positioned Gordon's as a dominant regional brand to differentiate it from the national Zales brand. Its merchandise mix features more contemporary and localized looks, and its average sale is $225. The Gordon's Division stores average approximately 1,300 square feet.

        The following table sets forth the number of stores and average sales per store for the Gordon's Division for the periods indicated:

                                                            Year Ended July 31,
                                             --------------------------------------------------
                                                1995                 1994               1993
                                             ----------          -----------         ----------
 Average sales per store . . . . . .          $711,500             $624,900            $580,000
 Stores opened during period . . . .                 5                    4                   5
 Stores closed during period . . . .                13                    6                  14
 Total stores  . . . . . . . . . . .               367                  375                 377

         Guild Division

         At August 1, 1995, the Guild Division operated 123 upscale jewelry stores in 26 states and Guam. The following table sets forth the Guild Division's trade names and the number of stores operating under each of those names as of August 1, 1995.

    Trade Names                    Number of Stores          Trade Names                    Number of Stores
    -----------                    ----------------          -----------                    ----------------
    Bailey, Banks & Biddle(R)                87              Dobbins(R)  . . . . . . .                2
    Corrigan's(R)  . . . . .                 20              J. Herbert Hall(R). . . .                2
    Sweeney's(R) . . . . . .                  5              Linz(R) . . . . . . . . .                2
    Stifft's(R)  . . . . . .                  3              Zell Bros.(R) . . . . . .                2

         The Guild Division offers higher-end merchandise, more exclusive designs and a prestigious shopping environment for the upscale customer. The Guild Division has an average sale of $477. The Guild Division stores average approximately 3,200 square feet.

         The following table sets forth the number of stores and average sales per store for the Guild Division for the periods indicated:

                                                          Year Ended July 31,
                                          -----------------------------------------------------
                                              1995                   1994                1993
                                          -------------        -------------      -------------
 Average sales per store . . . . . .         $1,529,200           $1,391,400         $1,171,500
 Stores opened during period . . . .                  4                    4                  4
 Stores closed during period . . . .                 11                    7                103
 Total stores  . . . . . . . . . . .                123                  130                133


        Diamond Park Division

        At August 1, 1995, the Diamond Park Division operated 188 leased locations in department stores including Dillard's(R) (66 locations), Mercantile (59 locations), The Broadway(R) (41 locations), and Marshall Field's(R) (22 locations) in 24 states. The Diamond Park Division offers a service for retailers that wish to turn to an outside provider for specialized management and marketing skills required to sell fine jewelry. The Diamond Park Division creates leased jewelry departments at specified locations, primarily major department stores, tailoring the merchandising concept to that of the host company.

        The following table sets forth the number of departments and average sales per department for the Diamond Park Division for the periods indicated:

                                                              Year Ended July 31,
                                              --------------------------------------------------
                                                  1995              1994                1993
                                              -----------        -----------         -----------
 Average sales per department  . . .          $701,500            $591,500            $577,600
 Departments opened during period  .                18                  19                   1
 Departments closed during period  .                35                  46                  94
 Total departments . . . . . . . . .               188                 205                 232

BUSINESSES OF NON-RETAIL AFFILIATES

         Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. are providers of various types of insurance coverage, which typically are marketed to the Company's private label credit card customers. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company's customer credit insurance coverages.
In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued businesses that it continues to run off. Credit insurance operations are dependent on the Company's retail sales on its private label credit cards and are not significant on a stand-alone basis.

PURCHASING AND INVENTORY

         The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, the Orient and Italy. The Company either purchases merchandise from its vendors or acquires merchandise on consignment. The Company had approximately $85.9 million and $111.4 million of consignment inventory on hand at July 31, 1995 and 1994, respectively. The Company is subject to the risk of fluctuation in prices of diamonds, precious stones and gold. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect significant price fluctuations in the commodities that are used in the merchandise it sells. No assurances, however, can be given that the Company will be able to adjust prices to reflect commodity price fluctuations in the future. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During the years ended July 31, 1995 and March 31, 1994, the Company purchased approximately 29 percent and 38 percent, respectively, of its merchandise from its top five vendors. Although the Company believes that alternate sources of supply are available, the abrupt loss of any significant supplier during the three months ended November 30 of any year, the period leading up to the Christmas selling season, could result in a material adverse effect on the Company's business.

COMPETITION

         The jewelry retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as nationally recognized jewelry chains. The Company's sales represent approximately 6% of national retail jewelry store sales. The Company must also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters and home shopping programs. The Company believes that it is also competing for consumers' discretionary spending dollars. The Company must, therefore, also compete with retailers who offer merchandise other than jewelry or giftware.

         Notwithstanding the national or regional reputation of its competition, the Company believes that it must compete on a mall-by-mall basis with other retailers of jewelry as well as with retailers of other types of discretionary items. Therefore, the Company competes primarily on the basis of store location, reputation for high- quality, distinctive and value-priced merchandise, personal service and its ability to offer private label credit card programs to customers wishing to finance their purchases. The Company's success is also dependent on its ability to react to and create customer demand for specific product lines.

         The Company also competes for desirable new store locations with other jewelers and specialty retailers. Historically, the Company has generally been able to lease locations in new or vacated mall space which the Company considered desirable.

         The Company holds no material patents, licenses (other than its licenses to operate its Diamond Park leased locations), franchises or concessions; however, the established tradenames for stores and products in the Company's Zales, Gordon's and Guild Divisions are important to the Company in maintaining its competitive position in the jewelry retailing industry.

CREDIT OPERATIONS

         Jewelers Financial Services, Inc. ("JFS") has credit approval, customer service and collection systems that management considers to be sophisticated. The Company offers and grants credit to qualified customers. See "Business Strategy". The credit programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or major credit cards. Credit extension, customer service and advanced collections for all the accounts are performed by JFS at servicing centers located in Tempe, Arizona; Clearwater Florida; San Juan, Puerto Rico; and Guam. The Company has Point-of-Sale Instant Credit ("POSIC") which allows sales associates to obtain new account credit approval generally within two minutes for most qualified customers. This compares to the previous instant credit
turnaround time of approximately fifteen minutes.   Flexible payment
arrangements, typically twenty-eight to thirty-four months, are extended to credit customers. Early stage collection of accounts, collection agency placement of charged- off accounts and collection of accounts under which the related obligors are involved in bankruptcy proceedings are performed by JFS at the Company's National Collections Center located in San Marcos, Texas. The mailing of statements regarding the accounts and the processing of payments on the accounts are performed by JFS at the Company's headquarters in Irving, Texas. The Company's credit insurance affiliates provide coverage for credit purchasers in the event of total disability, involuntary unemployment, death and losses due to theft, burglary, fire and windstorm. See "Businesses of Non-Retail Affiliates".

         Approximately 52 percent of the Company's retail sales during the year ended July 31, 1995 through its Zales, Gordon's and Guild Divisions were generated by credit sales on the private label credit cards. At July 31, 1995, there were approximately 656,000 active customer charge accounts. The Company also has an additional 473,000 promotable charge customers without an outstanding balance and over 2.5 million customer names on file that are not current charge customers.

         The following table presents certain data concerning sales, credit sales and accounts receivable for the past two fiscal years (1):

                                                                            As at or for the
                                                                        fiscal year ended July 31,
                                                                     -------------------------------
                                                                         1995                1994
                                                                     ----------           ----------
Net sales (thousands)                                                 $888,601             $792,101
Net credit sales (thousands)                                           458,664              413,305
Accounts receivable (thousands)                                        436,336              437,936
Credit sales as a percentage of net sales                                 51.6%                52.2%
Average number of active customer accounts
         (thousands)                                                     689.5                728.6
Average balance per customer account                                    $668.0               $645.0
Average monthly collection percentage                                      9.1%                 8.8%
Bad debt expense as a percentage of credit sales                           9.1%                 8.7%
Bad debt expenses as a percentage of net sales                             4.7%                 4.6%

(1) The table excludes the Diamond Park Division which does not have a proprietary credit plan.

EMPLOYEES

         As of July 31, 1995, the Company had approximately 9,000 employees, of whom 23 are represented by unions. The Company considers its relations with its employees to be good.

OTHER

         On December 13, 1993, the Board of Directors of the Company authorized the change in the Company's fiscal year end to July 31. Such change was effective as of April 1, 1994. The Company's determination to change its fiscal year was based on several considerations. By changing to a July 31 fiscal year end, the Company has established quarterly reporting periods that are more consistent with other companies in the retail industry. Additionally, a July 31 year end coincides with the Company's emergence from bankruptcy proceedings, thereby providing for greater comparability of historical financial data in the future, and, it makes the Company's planning process more effective.

ITEM 2.  PRINCIPAL PROPERTIES

         The Company occupies a corporate headquarters facility, completed in March 1984 with 430,000 square feet, under a lease extending through September 1997. The facility is located on a 17-acre tract in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company owns 33 acres of land surrounding the corporate headquarters facility and a 120,000 square foot warehouse in Dallas, Texas.

         The Company also leases four servicing centers located in Clearwater, Florida (30,000 square feet), Tempe, Arizona (24,200 square feet), San Juan, Puerto Rico (2,900 square feet) and Guam (556 square feet) and one national collections center located in San Marcos, Texas (9,000 square feet).

         The Company rents all of its retail spaces, other than the Diamond Park Division leased locations, under leases with terms ranging from five to fifteen years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores' gross sales.

         The following table indicates the expiration dates of the current terms of the Company's leases:


                                                                       Diamond
       Term Expires           Zales        Gordon's       Guild         Park                       Percentage
    In Calendar Years        Division      Division      Division     Division        Total         of Total
 -----------------------     --------      --------      --------     ---------       -----       ------------
 1996 and prior                139            96            30           116           381             32%
 1997                           82            52            18            13           165             14%
 1998                           71            42            13            38           164             14%
 1999                           38            34            15             0            87              7%
 2000 and thereafter           204           108            47            21           380             33%
                               ---           ---           ---          ----         -----            ----
 Total number of leases        534           332           123           188         1,177            100%
                               ===           ===           ===           ===         =====            ====


         The Company owns several parcels of developed and undeveloped real estate formerly owned by Gordon, which the Company no longer uses in operations and intends to sell.


ITEM 3.  LEGAL PROCEEDINGS

         JEWEL RECOVERY, L.P. Pursuant to the Plan of Reorganization, Zale assigned certain claims and causes of action and advanced $3.0 million to Jewel Recovery, L.P., a limited partnership ("Jewel Recovery") which was formed upon Zale's emergence from bankruptcy. The sole purpose of Jewel Recovery is to prosecute and settle such assigned claims and causes of action. The general partner of Jewel Recovery is Jewel Recovery, Inc., a subsidiary of the Company. Its limited partners are holders of various unsecured claims against Zale.

         There is a possibility that the Company may recover the $3.0 million advance made to Jewel Recovery as well as other amounts related to the finalization of the Chapter 11 claims settlement process. It is likely that these matters will be resolved by the end of the second quarter of fiscal 1996. The Company does not expect these recoveries to be material to its financial position or recurring operations.

         In addition, the Company and ZDel have agreed to indemnify certain parties to litigation settlements entered into by the Company in connection with the Plan of Reorganization against cross-claims, similar third-party claims or costs of defending such claims brought against such parties as a result of litigation instigated by the Company, ZDel or Jewel Recovery. At October 6, 1995, no material claims had been asserted against the Company or ZDel for such indemnification.

         OTHER. The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1995 on page 32 under the caption "Common Stock Information," and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1995 on page 13 under the caption "Selected Financial Data," and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1995 on pages 13 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1995 on pages 17 through 31, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               EXECUTIVE OFFICERS

         The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors, each to serve until his successor is elected and qualified, or until his earlier resignation, removal from office or death.

         ROBERT J. DINICOLA, Age 48.
         Chairman of the Board, Chief Executive Officer and Director

         Mr. DiNicola has served as Chairman of the Board, Chief Executive Officer and a director of the Company since April 18, 1994. For the three years prior to joining the Company, Mr. DiNicola was a senior executive officer of The Bon Marche Division of Federated Department Stores, Inc., having served as Chairman and Chief Executive Officer of that Division from 1992 to 1994 and as its President and Chief Operating Officer from 1991 to 1992. From 1989 to 1991, Mr. DiNicola was a Senior Vice President of Rich's Department Store Division of Federated. For seventeen years, prior to joining the Federated organization, Mr. DiNicola was associated with Macy's, where he held various executive, management and merchandising positions, except for a one-year period while he held a division officer position with May Co.

         LARRY POLLOCK, Age 48.
         President, Chief Operating Officer and Director

         The Board of Directors elected Mr. Pollock President and Chief Operating Officer of the Company on January 10, 1994 and appointed him as a director on July 27, 1994. From January 1990 until joining the Company, Mr. Pollock served as President and Chief Executive Officer of Kartens Jewelers. From 1987 to 1990, Mr. Pollock was a consultant in the retail jewelry industry. For eighteen years prior to 1987, Mr. Pollock was associated with J.B. Robinson Jewelers, Inc. where he held various executive positions including President and Chief Executive Officer from 1981 through 1986. Mr. Pollock has an ownership interest in two radio stations in the Cleveland area and also serves as a director of New West Eyeworks.

         MERRILL J. WERTHEIMER, Age 55.
         Executive Vice President - Finance and Administration

         Mr. Wertheimer was appointed Executive Vice President - Finance and Administration on January 27, 1995. From June 1991 through January 1995, he served as Senior Vice President and Controller of the Company. From February 1990 to May 1991, Mr. Wertheimer served as President and Chief Executive Officer of Henry Silverman Jewelers. Mr. Wertheimer served as Senior Vice President of the Company from September 1987 to October 1989 and also served as Chief Financial Officer of the Company from March 1987 to October 1989.

         BERYL RAFF, Age 44.
         Senior Vice President and President, Zales Division

         Ms. Raff joined the Company on November 21, 1994 as President of the Zales Division. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy's East with responsibilities for its jewelry business in a 12 - state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy's South/Bullocks. Prior to 1988, Ms. Raff has seventeen years of retailing and merchandising experience with the Emporium and Macy's department stores.

         MARY FORTE, Age 44
         Senior Vice President and President, Gordon's Division

         Ms. Forte joined the Company on July 18, 1994 as President of the Gordon's Division. From January 1994 to July 1994, Ms. Forte served
         as Senior Vice President of QVC - Home Shopping Network.   From July
         1991 through January 1994, Ms. Forte served as Senior Vice President of the Bon Marche', Home Division. From July 1989 to July 1991, Ms. Forte was Vice President of Rich's Department Store, Housewares Division. In addition to the above, Ms. Forte has an additional thirteen years of retailing and merchandising experience with Macy's, The May Company and Federated Department stores.

         PAUL LEONARD, Age 40.
         Senior Vice President and President, Guild Division

         Mr. Leonard was appointed President of the Company's Fine Jewelers Guild Division on January 27, 1995. From October 1994 to January 1995, Mr. Leonard served as President of Corporate Merchandising for the Company. For three years prior to joining the Company, Mr. Leonard held positions as General Manager of Jewelry and then Senior Vice President of Soft Lines for Ames Department Store. Prior to that, Mr. Leonard was a Merchandise Vice President with The May Company. Mr. Leonard has more than twenty years of retailing and merchandising experience with an emphasis in jewelry.

         MAX BROWN, Age 66.
         Senior Vice President and President, Diamond Park Division

         Mr. Brown has been President of the Company's Diamond Park Division since January 11, 1993. From July 1989 to January 1993, Mr. Brown was Vice President and General Manager of the Diamond Park Division.
         Prior to 1989, he served as the Director of Stores for the Diamond Park Division.

         JO ANN CONNOLLY, Age 48.
         Senior Vice President, Corporate Merchandising

         Ms. Connolly was appointed Senior Vice President of Corporate Merchandising in January 1995. From 1989 to January 1995, Ms. Connolly served as Vice President and Merchandise Manager in the Zales Division and from 1984 to 1989 as Vice President and Merchandise Manager in the Guild Division.

         PAUL KANNEMAN, Age 38.
         Senior Vice President and Chief Information Officer

         Mr. Kanneman joined the Company on November 14, 1994 as Chief Information Officer. From July 1993 to November 1994, Mr. Kanneman was an Associate Partner with Andersen Consulting LLP. Mr. Kanneman was a Principal from August 1991 to July 1993, and a Senior Associate from August 1989 to July 1991 with Booz, Allen & Hamilton, Inc.

         HERSCHEL KRANITZ, Age 55.
         Senior Vice President, Human Resources

         Mr. Kranitz has been Senior Vice President -- Human Resources of the Company since March 14, 1994. From May 1989 to March 1994, Mr. Kranitz served as Vice President -- Human Resources of Raynet, Inc.

         ALAN P. SHOR, Age 36.
         Senior Vice President, General Counsel and Secretary

         Mr. Shor joined the Company on June 5, 1995 as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

         JOHN SKINNER, Age 57.
         Senior Vice President and President, Jewelers Financial Services, Inc.

         Mr. Skinner has been a Senior Vice President of the Company since October 7, 1992. Mr. Skinner has served in various capacities with the Company since September 1984, including President of Jewelers Financial Services, Inc., and Vice President and General Credit Manager of the Company.

         THOMAS E. WHIDDON, Age 42.
         Senior Vice President and Chief Financial Officer

         Mr. Whiddon was appointed Senior Vice President and Chief Financial Officer on August 28, 1995. From April 1994 through August 1995, he served as Senior Vice President and Treasurer of the Company. From September 1988 to April 1994, Mr. Whiddon served as Vice President and Treasurer of Eckerd Corporation. Prior to becoming Treasurer, Mr. Whiddon served as Vice President and Assistant Treasurer of Eckerd Corporation from April 1986 to August 1988.

         The information required by this item relating to directors and
Section 16(a) Reporting is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on November 2, 1995 under the captions "Proposal No. 1 -- Election of Directors," on pages 4 through 6, and "Section 16(a) Reporting," on pages 16 to 17, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on November 2, 1995 under the caption "Executive and Director Compensation," on pages 9 through 12, and, except as stated in the next sentence, is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion in such Proxy Statement under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on November 2, 1995 under the caption "Outstanding Voting Securities of the Company and Principal Holders Thereof," on pages 2 to 3, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on November 2, 1995 under the caption "Related Party Transactions," on pages 12 to 13, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report.

         (1)     FINANCIAL STATEMENTS

                 See Item 8 on page 8.

         (2)     INDEX TO FINANCIAL STATEMENT SCHEDULES                                        PAGE NUMBER
                                                                                               -----------
                 Report of Independent Public Accountants                                            16

                 Schedule II -   Valuation and Qualifying Accounts                                   17

                 All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

         (3)     EXHIBITS

                 2.1      Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to Plan of
                          Reorganization under Chapter 11 of the Bankruptcy Code for Zale Corporation and its Affiliated
                          Debtors, dated March 22, 1993 (Exhibit T3E-1). (1)

                 2.2      Motion to Approve Amendments to the Plan of Reorganization under Chapter 11 of  the Bankruptcy
                          Code of  Zale Corporation  and  its  Affiliated  Debtors, dated  May 19, 1993 (Exhibit 2.6).
                          (2)

                 2.3      Order Approving Amendments to the Plan of Reorganization under Chapter 11 of the Bankruptcy
                          Code of Zale Corporation and its Affiliated Debtors, dated May 20, 1993 (Exhibit 2.7).  (2)

                 4.1      Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993.  (3)

                 4.2      Bylaws of Zale Corporation, dated July 30, 1993.  (3)

                 4.3      Warrant Agreement, dated as of July 30, 1993, between Zale Corporation and The First National
                          Bank of Boston, as warrant agent, governing the Warrants to Purchase Common Stock, Series A.
                          (3)

                 4.4      Indenture, dated as of July 1, 1994, among Zale Funding Trust, as Issuer and Bankers Trust
                          Company, as Indenture Trustee.  (6)

                 4.5      Purchase and Servicing Agreement, dated as of July 1, 1994, among Zale Funding Trust, Diamond
                          Funding Corp., Zale Delaware, Inc., and Jewelers Financial Services, Inc.  (6)

                 4.6      Revolving Credit Agreement, dated as of August 11, 1995, among Zale Corporation, Zale Delaware,
                          Inc., the lending institutions set forth therein, and The First National Bank of Boston, as
                          Agent for such lenders.  (6)

                 4.7      Amended and Restated Lender Security Agreement, dated as of August 11, 1995, among Zale
                          Delaware, Inc., Zale Corporation, and  The First  National  Bank of  Boston, as collateral agent.  (6)

         *       10.1     Indemnification agreement, dated as of July 21, 1993, between Zale Corporation and certain present and former directors thereof.  (6)

                 10.2     Amended and Restated Agreement of  Limited Partnership of Jewel Recovery, L.P., dated as of
                          July 30, 1993.  (3)

         *       10.3     Zale Corporation Stock Option Plan.  (3)

                 10.4     Trust Agreement, dated as of November 24, 1993, among Zale Corporation, Zale Delaware, Inc. and
                          United States Trust Company of New York.  (4)

                 10.5     Agreement for Systems Operations Services, dated as of  February 1, 1993,  between  Zale
                          Corporation and Integrated Systems Solutions Corporation.  (3)

                 10.5a    Amendment #1 to Agreement for Systems Operations Services, dated as of August 1, 1994, between
                          Zale Corporation and Integrated Systems Solutions Corporation.  (6)

         *       10.6     Severance and Settlement Agreement, dated as of December 3, 1993, between Zale Corporation and
                          E. Peter Healey.  (4)

         *       10.7     Severance and Settlement Agreement, dated as of May 15, 1995, between Zale Corporation and
                          Dolph B. Simon.  (6)

         *       10.8     The Executive Severance Plan for Zale Corporation and Its Affiliates, as amended and restated
                          as of February 10, 1994.  (4)

         *       10.9     Employment Agreement, dated as of December 22, 1993, between Zale Corporation and Larry
                          Pollock.  (4)

         *       10.10    Employment Agreement, dated as of March 14, 1994, between Zale Corporation and Robert DiNicola.
                          (5)

                 11       Statement re computation of per share earnings.  (6)

                 13       Incorporated  Portions  of the Annual  Report to  Stockholders  for  the year ended  July  31,
                          1995.  (6)

                 21       Subsidiaries of the registrant.  (6)

                 23       Consent of Independent Public Accountants.  (6)

                 27       Financial data schedule.  (6)

         ____________________________________________

                 (1) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form T-3 (No. 22-24-68) filed with the Commission on April 2, 1993.

                 (2) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form 8-A/A (No. 02-21526) filed with the Commission on July 16, 1993.

                 (3) Previously filed as an exhibit to the registrant's Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

                 (4) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commissions on December 23, 1993, as amended.

                 (5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended March 31, 1994, and incorporated herein by reference.

                 (6)      Filed herewith.

                  *       Management Contracts and Compensatory Plans.


         (4)     REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16 day of October, 1995.
                                   ZALE CORPORATION

                                   By: /s/   ROBERT J. DINICOLA
                                       -----------------------------------------
                                             Robert J. DiNicola
                                             Chairman of the Board and Chief
                                             Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                    Title                                Date
               ---------                                    -----                                ----
 /s/ ROBERT J. DINICOLA                 Chairman of the Board and Chief Executive            October 16, 1995
 ------------------------------------     Officer (principal executive officer of
     Robert J. DiNicola                   the registrant)


 /s/ LARRY POLLOCK                      President and Chief Operating Officer                October 16, 1995
 ------------------------------------
     Larry Pollock

 /s/ MERRILL J. WERTHEIMER              Executive Vice President - Finance and               October 16, 1995
 ------------------------------------     Administration
     Merrill J. Wertheimer

 /s/ THOMAS E. WHIDDON                  Senior Vice President and Chief Financial            October 16, 1995
 ------------------------------------     Officer (principal financial officer of
     Thomas E. Whiddon                    the registrant)


 /s/ MARK R. LENZ                       Vice President and Controller (principal             October 16, 1995
 ------------------------------------     accounting officer of the registrant)
     Mark R. Lenz


 /s/ GLEN ADAMS                         Director                                             October 16, 1995
 ------------------------------------
     Glen Adams


 /s/ PETER P. COPSES                    Director                                             October 16, 1995
 ------------------------------------
     Peter P. Copses


 /s/ MARK DICKSTEIN                     Director                                             October 16, 1995
 ------------------------------------
     Mark Dickstein


 /s/ FRANK E. GRZELECKI                 Director                                             October 16, 1995
 ------------------------------------
     Frank E. Grzelecki


 /s/ RICHARD C. MARCUS                  Director                                             October 16, 1995
 ------------------------------------
     Richard C. Marcus


 /s/ ANDREW H. TISCH                    Director                                             October 16, 1995
 ------------------------------------
     Andrew H. Tisch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Zale Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Zale Corporation (a Delaware corporation) and subsidiaries' Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our reports thereon dated September 12, 1995. Our report on the financial statements for the four months ended July 31, 1993, and for the year ended March 31, 1993, includes an explanatory paragraph with respect to changes in methods of accounting for postretirement benefits other than pensions and accounting for income taxes as discussed in the Notes to Consolidated Financial Statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
 September 12, 1995

                                                                     SCHEDULE II

                       ZALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



                                        Balance At         Additions                            Balance At
                                         Beginning        Charged to                                End
                                         of Period          Earnings          Deductions         of Period
                                        ------------      -----------        -----------        -----------
                                                             (amounts in thousands)
Fiscal year ended July 31, 1995
     Allowance for doubtful accounts        $  42,708        $  41,696        $ 41,808  (1)       $ 42,596

Fiscal year ended July 31, 1994
     Allowance for doubtful accounts           54,353           36,163          47,808 (1)          42,708

Four months ended July 31, 1993
     Allowance for doubtful accounts           57,141           12,627          15,415 (1)          54,353

Fiscal year ended March 31, 1993
     Allowance for doubtful accounts           50,841           66,692  (2)     60,392 (1)          57,141



(1)  Accounts written off, less recoveries and other adjustments.

(2) Amount includes a provision for excess customer receivable chargeoffs of closed store accounts of $8,230 and a provision for valuation of customer receivables of $12,500.

                               INDEX TO EXHIBITS

   Exhibit
   Number                                Exhibit
-------------                         -------------
     2.1        Disclosure Statement Pursuant to Section 1125 of the Bankruptcy
                Code with Respect to Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Zale Corporation and its Affiliated
                Debtors, dated March 22, 1993 (Exhibit T3E-1). (1)

     2.2        Motion to Approve Amendments to the Plan of Reorganization
                under Chapter 11 of the Bankruptcy  Code of Zale Corporation and its Affiliated Debtors, dated May 19, 1993 (Exhibit 2.6).
                (2)

     2.3        Order Approving Amendments to the Plan of Reorganization under
                Chapter 11 of the Bankruptcy Code of Zale Corporation and its
                Affiliated Debtors, dated May 20, 1993 (Exhibit 2.7). (2)

     4.1        Restated Certificate of Incorporation of Zale Corporation,
                dated July 30, 1993.  (3)

     4.2        Bylaws of Zale Corporation, dated July 30, 1993.  (3)

     4.3        Warrant Agreement, dated as of July 30, 1993, between Zale
                Corporation and The First National Bank of Boston, as warrant agent, governing the Warrants to Purchase Common Stock, Series
                A.  (3)

     4.4        Indenture, dated as of July 1, 1994, among Zale Funding Trust, as Issuer and Bankers Trust Company, as Indenture Trustee.  (6)

     4.5        Purchase and Servicing Agreement, dated as of July 1, 1994, among Zale Funding Trust, Diamond Funding Corp., Zale Delaware,
                Inc., and Jewelers Financial Services, Inc.  (6)

     4.6        Revolving Credit Agreement, dated as of August 11, 1995, among
                Zale Corporation, Zale Delaware, Inc., the lending institutions set forth therein, and The First National Bank of Boston, as
                Agent for such lenders.  (6)

     4.7        Amended and Restated Lender Security Agreement, dated as of
                August 11, 1995, among Zale Delaware, Inc., Zale Corporation, and The First National Bank of Boston, as collateral agent.  (6)

  *  10.1       Indemnification agreement, dated as of July 21, 1993, between
                Zale Corporation and certain present and former directors
                thereof.  (6)

     10.2       Amended and Restated Agreement of Limited Partnership of Jewel
                Recovery, L.P., dated as of July 30, 1993.  (3)

  *  10.3       Zale Corporation Stock Option Plan.  (3)

     10.4       Trust Agreement, dated as of November 24, 1993, among Zale
                Corporation, Zale Delaware, Inc. and United States Trust
                Company of New York.  (4)

                INDEX TO EXHIBITS

  Exhibit
  Number                                Exhibit
-------------                        -------------
   10.5     Agreement for Systems Operations Services, dated as of February 1,
            1993, between Zale Corporation and Integrated Systems Solutions
            Corporation. (3)

   10.5a Amendment #1 to Agreement for Systems Operations Services, dated as of August 1, 1994, between Zale Corporation and Integrated
            Systems Solutions Corporation. (6)

 * 10.6 Severance and Settlement Agreement, dated as of December 3, 1993, between Zale Corporation and E. Peter Healey. (4)

 * 10.7 Severance and Settlement Agreement, dated as of May 15, 1995, between Zale Corporation and Dolph B. Simon. (6)

 * 10.8     The Executive Severance Plan for Zale Corporation and Its
            Affiliates, as amended and restated as of February 10, 1994. (4)

 * 10.9     Employment Agreement, dated as of December 22, 1993, between Zale
            Corporation and Larry Pollock. (4)

 * 10.10    Employment Agreement, dated as of March 14, 1994, between Zale
            Corporation and Robert DiNicola. (5)

   11       Statement re computation of per share earnings. (6)

   13 Incorporated Portions of the Annual Report to Stockholders for the year ended July 31, 1995. (6)

   21       Subsidiaries of the registrant. (6)

   23       Consent of Independent Public Accountants. (6)

   27       Financial data schedule. (6)

---------------------
   (1) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form T-3 (No. 22-24-68) filed with the Commission on April 2, 1993.

   (2) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form 8-A/A (No. 02-21526) filed with the Commission on July 16, 1993.

   (3) Previously filed as an exhibit to the registrant's Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

                               INDEX TO EXHIBITS



     (4) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commissions on December 23, 1993, as amended.

     (5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended March 31, 1994, and incorporated herein by reference.

     (6)           Filed herewith.

      *            Management Contracts and Compensatory Plans.