Form 10-Q
period 1995-10-31
ZALE CORP
filed 1995-12-08
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                              75-0675400
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

901 W. Walnut Hill Lane, Irving, Texas                         75038-1003
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 1995, 34,988,733 shares of the registrant's common stock were outstanding.

================================================================================

                       ZALE CORPORATION AND SUBSIDIARIES

                                     Index



Part 1.  Financial Information:                                                              Page
                                                                                             ----
Item 1.  Financial Statements

         Consolidated Statements of Operations                                                  3

         Consolidated Balance Sheets                                                            4

         Consolidated Statements of Cash Flows                                                  5

         Notes to Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    8

Part II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders                                   11

Item 6.  Exhibits and Reports on Form 8-K                                                      11

Signature                                                                                      12

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                              THREE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                    --------------------------------------
                                                                         1995                    1994
                                                                    ---------------          -------------
Net Sales                                                           $       214,274          $     205,472
Cost of Sales                                                               110,170                103,587
                                                                    ---------------          -------------
  Gross Margin                                                              104,104                101,885
Selling, General and Administrative Expenses                                 98,769                 99,253
Depreciation and Amortization Expense (Credit)                                1,075                   (504)
Unusual Items - Reorganization Recoveries                                     4,486                    ---
                                                                    ---------------          -------------
Operating Earnings                                                            8,746                  3,136

Interest Expense, Net                                                         6,906                  7,811
                                                                    ---------------          -------------
Earnings (Loss) Before Income Tax
  Expense (Benefit) and Extraordinary Item                                    1,840                 (4,675)

Income Tax Expense (Benefit)                                                    653                 (1,500)
                                                                    ---------------          -------------
Earnings (Loss) Before Extraordinary Item                                     1,187                 (3,175)
Extraordinary Item:
   Loss on Early Extinguishment of Debt, Net
       of Income Tax Benefit of $(603)                                       (1,096)                   ---
                                                                    ---------------          -------------
Net Earnings (Loss)                                                 $            91          $      (3,175)
                                                                    ===============          =============

Earnings (Loss) Per Common Share:
   Primary:
       Earnings (Loss) Before Extraordinary Item                    $          0.03          $      ( 0.09)
       Extraordinary Item                                                     (0.03)                   ---
                                                                    ---------------          -------------
       Net Earnings (Loss)                                          $          0.00          $       (0.09)
                                                                    ===============          =============
   Assuming full dilution:
       Earnings (Loss) Before Extraordinary Item                    $          0.03          $       (0.09)
       Extraordinary Item                                                     (0.03)                   ---
                                                                    ---------------          -------------
       Net Earnings (Loss)                                          $          0.00          $       (0.09)
                                                                    ===============          =============

Weighted Average Number of Common
   Shares Outstanding:
       Primary                                                               36,291                 34,964
       Assuming Full Dilution                                                36,339                 34,964





              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                                       OCTOBER 31,              JULY 31,
                                                                          1995                    1995
                                                                      -------------            -----------
                                                                       (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                           $      72,728            $   154,905
  Customer Receivables, Net                                                 392,656                396,380
  Merchandise Inventories                                                   494,928                375,413
  Other Current Assets                                                       32,553                 23,859
                                                                      -------------            -----------
Total Current Assets                                                        992,865                950,557

Property and Equipment, Net                                                  83,516                 71,487
Other Assets                                                                 39,866                 39,864
Deferred Tax Asset, Net                                                      48,800                 48,800
                                                                       ------------            -----------
Total Assets                                                           $  1,165,047            $ 1,110,708
                                                                       ============            ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                                    $      1,739            $     2,907
  Notes Payable                                                              28,600                    ---
  Accounts Payable and Accrued Liabilities                                  213,423                117,048
  Deferred Tax Liability, Net                                                48,800                 48,800
                                                                      -------------            -----------
Total Current Liabilities                                                   292,562                168,755

Non-current Liabilities                                                      33,493                 32,670
Long-term Debt                                                              380,705                440,717
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                                              75,202                 76,676
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                               ---                    ---
  Common Stock                                                                  350                    350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                                         333,384                337,534
  Unrealized Gains on Securities                                              1,307                    979
  Accumulated Earnings                                                       48,044                 53,027
                                                                       ------------            -----------
Total Stockholders' Investment                                              383,085                391,890
                                                                       ------------            -----------
Total Liabilities and Stockholders' Investment                         $  1,165,047            $ 1,110,708
                                                                       ============            ===========



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                      THREE                      THREE
                                                                   MONTHS ENDED               MONTHS ENDED
                                                                    OCTOBER 31,                OCTOBER 31,
                                                                       1995                       1994
                                                                   ------------               ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                               $        91                $   (3,175)
  Non cash expenses, gains and losses:
    Depreciation and amortization expense (credit)                        1,411                      (221)
    Tax benefit of interperiod loss                                         ---                    (1,534)
    Utilization of pre-emergence net operating loss                           3                       ---
    Unusual item - reorganization recovery                               (3,000)                      ---
 Other adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Extraordinary loss on early extinguishment of debt                    1,699                       ---
    (Increase) decrease in:
      Customer receivables, net                                           3,724                     5,301
      Merchandise inventories                                          (119,515)                  (66,279)
      Other current assets                                               (5,694)                  (12,379)
      Other assets                                                          560                        59
    Increase (decrease) in:
      Accounts payable and accrued liabilities                           96,424                    25,705
      Non-current liabilities                                               823                        78
                                                                    -----------                ----------
Net Cash Used in Operating Activities                                   (23,474)                  (52,445)
                                                                    -----------                ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (15,160)                  (11,448)
  Dispositions of property and equipment                                    367                     1,012
  Other                                                                     225                        (8)
                                                                    -----------                ----------
Net Cash Used in Investing Activities                                   (14,568)                  (10,444)
                                                                    -----------                ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (61,191)                     (936)
  Net borrowings under revolving credit agreement                        28,600                       ---
  Payment of redemption of Series B Warrants                             (9,264)                      ---
  Payment of prepayment penalty and other related costs
    on early extinguishment of debt                                      (1,699)                      ---
  Debt issue and capitalized financing costs                               (618)                      ---
  Proceeds from exercise of stock options                                    37                       ---
                                                                    -----------                ----------
Net Cash Used in Financing Activities                                   (44,135)                     (936)
                                                                    -----------                ----------
Net Decrease in Cash and Cash Equivalents                               (82,177)                  (63,825)
                                                                    -----------                ----------

Cash and Cash Equivalents at Beginning of Period                        154,905                   153,700
                                                                    -----------                ----------

Cash and Cash Equivalents at End of Period                          $    72,728                $   89,875
                                                                    ===========                ==========

Supplemental cash flow information:
  Interest paid                                                     $    11,569                $   10,853
  Interest received                                                 $     1,752                $    1,746
  Income taxes paid (net of refunds received)                       $       378                $       45
  Restricted cash - at period end date                              $    67,371                $   59,684





              See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         Zale Corporation is the largest specialty retailer of fine jewelry in the United States. Founded in 1924, the Company has 1,185 locations throughout the U.S., Guam and Puerto Rico. The Company maintains its leadership in jewelry sales through four distinct divisions consisting of the Zales Division, with 542 stores, the Gordon's Division, with 333 stores, the Fine Jewelers Guild Division, with 122 stores and Diamond Park Fine Jewelers, with 188 leased fine jewelry departments.

         The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale") as of and for the three months ended October 31, 1995. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the 1995 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1995. The classifications in use at October 31,1995 have been applied to the financial statements for July 31, 1995 and October 31, 1994.

         The results of operations for the three month periods ended October 31, 1995 and 1994, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

WORKING CAPITAL FINANCING

         On August 11, 1995, Zale and Zale Delaware, Inc. ("ZDel") a wholly-owned subsidiary of Zale, (the "Borrowers") entered into a new three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of revolving credit loans outstanding exceed a defined borrowing base (based on a fixed percentage of eligible inventory, as defined).

         The Borrowers' obligations under the Revolving Credit Agreement are primarily secured by a first lien on and security interest in all inventory (excluding inventory on consignment).

         The revolving credit loans bear interest at floating rates, currently LIBOR + 2.0 percent or the agent's adjusted base rate + 0.75 percent, at the Borrowers' option, and can be adjusted based on certain future performance levels attained by the Borrowers. The Borrowers incur letter of credit fees and also pay a commitment fee of 3/8 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty. At October 31, 1995, there were $28.6 million loans outstanding under the Revolving Credit Agreement. There were approximately $4.3 million letters of credit outstanding at October 31, 1995.

         The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, keeps within certain limits the Borrowers ability to pay dividends and make other restricted payments, incur additional indebtedness, engage in certain transactions with affiliates, incur liens, make investments and sell assets. The Revolving Credit Agreement also requires the Borrowers to maintain certain financial ratios and specified levels of net worth.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WORKING CAPITAL FINANCING (CONTINUED)

         The increased flexibility allowed in the new Revolving Credit Agreement enabled the Company to redeem early the $60.0 million 11.0 Percent Second Priority Senior Secured Notes (the "Notes") on September 11, 1995 utilizing cash on hand. The Notes were optionally redeemable by ZDel at a redemption price equal to 102 percent of their principal amount together with
accrued interest to the redemption date.   Upon redemption, the Company paid an
early redemption premium and other costs associated with the redemption of approximately $1.7 million resulting in an extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, being recorded in the current quarter.

REPURCHASE OF WARRANTS

         As part of Zale's settlement of certain bankruptcy litigation in 1993 with Swarovski International Holding, A.G. ("Swarovski"), Zale issued its Series B Warrants to purchase common stock. The Series B Warrants were presently exercisable and, if not previously exercised, would expire on September 9, 1998, subject to the Company's right to accelerate the expiration date of the Series B Warrants if certain conditions were met. On August 31, 1995, Zale redeemed the Series B Warrants and acquired all Swarovski's rights, title and interest under the warrant agreement and paid $9.3 million to Swarovski in consideration of the redemption. As a result of this, the Series B Warrants were canceled and are no longer outstanding. Additional Paid-In Capital decreased $4.2 million, whereas Accumulated Earnings decreased $5.1 million due to this transaction.

UNUSUAL ITEMS - REORGANIZATION RECOVERIES

         On July 30, 1993 (the "Effective Date"), Zale consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") and emerged from bankruptcy. Pursuant to the Plan, Zale assigned certain claims and causes of action and advanced $3.0 million to Jewel Recovery, L.P., a limited partnership ("Jewel Recovery") which was formed upon Zale's emergence from bankruptcy. The sole purpose of Jewel Recovery is to prosecute and settle such assigned claims and causes of action. The general partner of Jewel Recovery is Jewel Recovery, Inc., a subsidiary of the Company. Its limited partners are holders of various prior unsecured claims against Zale. The $3.0 million advance was fully reserved as of the Effective Date as its collectibility was uncertain.

         Jewel Recovery has pursued certain claims and has been awarded significant recoveries against third parties. As a result, Jewel Recovery has notified its limited partners that Zale will recover the $3.0 million advance originally provided.

         Additionally, Shawmut Bank ("Shawmut") was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. Shawmut recently provided Zale with information on creditors whose claim rights have terminated. As a result, during the current quarter, Zale recovered cash funds of approximately $1.5 million held by Shawmut related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre-confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items on the October 31, 1995 Consolidated Statements of Operations and had an after-tax impact of $0.08 per share.

                                ZALE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included in this report.

RESULT OF OPERATIONS

   The following table sets forth operating results as a percentage of sales.

                                                                             Three Months Ended
                                                                                 October 31,
                                                                           -----------------------
                                                                           1995              1994
                                                                           -----             -----
Net Sales                                                                  100.0%            100.0%
Cost of Sales                                                               51.4              50.4
                                                                           -----             -----
  Gross Margin                                                              48.6              49.6
Selling, General and Administrative Expenses                                46.1              48.3
Depreciation and Amortization Expense (Credit)                               0.5              (0.2)
Unusual Items - Reorganization Recoveries                                    2.1               ---
                                                                           -----             -----
Operating Earnings                                                           4.1               1.5

Interest Expense, Net                                                        3.2               3.8
                                                                           -----             -----
Earnings (Loss) Before Income Tax
  Expense (Benefit) and Extraordinary Item                                   0.9              (2.3)

Income Tax Expense (Benefit)                                                 0.3              (0.7)
                                                                           -----             -----
Earnings (Loss) Before Extraordinary Item                                    0.6              (1.6)
Extraordinary Item:
  Loss on Early Extinguishment of Debt, Net of
    Income Tax Benefit                                                      (0.5)              ---
                                                                           -----             -----
Net Earnings (Loss)                                                          0.1%             (1.6)%
                                                                           =====             =====

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1994

         NET SALES. Net Sales for the three months ended October 31, 1995 increased by $8.8 million to $214.3 million, a 4.3 percent increase compared to the previous year. Sales for stores open for comparable periods increased by
7.1 percent. The sales increase primarily resulted from continued improvement in the implementation of a key item merchandising strategy, product-focused marketing, improved execution in the stores and in-store promotion of clearance merchandise.

         GROSS MARGIN. Gross Margin as a percentage of sales decreased by 1.0 percent primarily from higher markdowns for clearance of discontinued merchandise during the current quarter. The current year net LIFO provision was $158,000 higher than last year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.2 percent. Store expenses decreased by 1.7 percent of sales as store occupancy costs and payroll increased at a lower rate than sales. Promotional expenditures decreased as both a percentage of sales and in total dollars. Corporate expenses decreased by 1.8 percent of sales principally as a result of lower costs for outside services and insurance. These improvements were offset by an increased provision for chargeoffs of customer accounts.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE (CREDIT), EXTRAORDINARY ITEM AND UNUSUAL ITEMS. Earnings Before Interest, Taxes, Depreciation and Amortization Expense (Credit), Extraordinary Item and Unusual Items were $5.3 million and $2.6 million for the three months ended October 31, 1995 and 1994, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.5 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods.
However, depreciation and amortization of property and equipment increased from $1.0 million to $2.5 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the three month period ended October 31, 1995. There were no unusual items for the prior year quarter. See the note to the Consolidated Financial Statements "UNUSUAL ITEMS - REORGANIZATION RECOVERIES."

         INTEREST EXPENSE, NET. Interest Expense, Net was $6.9 million and $7.8 million for the three months ended October 31, 1995 and 1994, respectively. The decrease in interest expense for the three months ended October 31, 1995 was principally due to the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes on September 11, 1995.

         INCOME TAXES. The income tax expense (benefit) for the three month periods ended October 31, 1995 and 1994 was $0.7 million and $(1.5) million, respectively, reflecting an effective tax rate of 35.5 percent and 32.1 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss ("NOL") against current and future tax liabilities. As of October 31, 1995, the Company has a NOL carryforward (after limitations) of approximately $378 million.

         EXTRAORDINARY ITEM. The extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, for the three month period ended October 31, 1995, was the result of the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for renovations and new store growth, and debt service. As of October 31, 1995, the Company had cash and cash equivalents of $72.7 million, including $67.4 million restricted primarily by the collateral requirements under the Receivables Securitization Facility. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41.2 percent and 40.1 percent of the Company's annual sales were made during the three months ended January 31, 1995 and 1994, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

         Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust and wholly-owned by Zale Delaware, Inc. ("ZDel"), a wholly-owned subsidiary of Zale, formed to finance customer accounts receivable, issued in July 1994 approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") pursuant to an accounts receivable securitization facility (the "ZFT Securitization"). The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and mature in July 1999.

         On August 11, 1995, Zale Corporation ("Zale") and ZDel (the "Borrowers") entered into a new three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of revolving credit loans outstanding exceed a defined borrowing base (based on a fixed percentage of eligible inventory, as defined).

         The Revolving Credit Agreement was structured to increase the Company's flexibility through less restrictive loan covenants, minimized collateral requirements and a lower fee and interest rate structure. The increased flexibility allowed in the new Revolving Credit Agreement combined with the increased liquidity from the ZFT Securitization enabled the Company to redeem its 11% notes, redeem the Series B Warrants and continue to invest in its capital improvement and store growth initiatives.

         The Company had approximately $60.0 million of Second Priority Senior Secured Notes due 2000 bearing interest at 11.0 percent per annum that were issued upon exit from bankruptcy. These notes were redeemed on September 11, 1995 utilizing cash on hand. Upon redemption, the Company paid an early redemption premium and other costs associated with the redemption of approximately $1.7 million. An extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, was recorded in the current quarter. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

         On August 31, 1995, Zale redeemed the Series B Warrants and acquired all Swarovski International Holding, A.G. ("Swarovski") rights, title and interest under the warrant agreement and paid $9.3 million to Swarovski in consideration of the redemption. As a result of this, the Series B Warrants were canceled and are no longer outstanding. See the note to the Consolidated Financial Statements "REPURCHASE OF WARRANTS."

         The Company is in the second year of a three year store remodeling and refurbishment program. This program will enable the Company to enhance its stores in certain key markets relative to its competition. Additionally, the Company plans significant upgrades to its management information systems over the next two years. The Company anticipates spending approximately $50.0 million on capital expenditures in fiscal 1996. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the quarter ended October 31, 1995, the Company made approximately $15.2 million capital expenditures principally to enhance the appearance of 37 stores and the opening of 15 new stores. The Company intends to open 250 new locations over the next three years.

         Over the last year the Company has shifted its merchandise mix to reduce the amount of consigned merchandise and increase its investment in owned merchandise. Although there has been an increase of approximately $28 million in owned merchandise inventories at October 31, 1995 compared to the balance at October 31, 1994, the Company has comparable levels of merchandise in the stores due to a reduction of approximately $42 million in the level of consigned merchandise compared to last year. As a result of the transactions discussed above and the change in merchandise mix, the Company had outstanding borrowings of $28.6 million under the Revolving Credit Agreement at October 31, 1995.

          Future liquidity will also be enhanced because the Company will realize the cash benefit from utilization of NOL's against current and future tax liabilities. Guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of October 31, 1995, the Company has a NOL carryforward (after limitations) of approximately $378 million which represents up to $147 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward will begin to expire in fiscal year 2002 but can be utilized through 2009.

         Management believes that operating cash flow, amounts available under the Revolving Credit Agreement and amounts available under the ZFT Securitization should be sufficient to fund the Company's operating, debt service and capital expenditure requirements for the foreseeable future.

INFLATION

         In management's opinion, changes in net sales and earnings (loss) before income taxes and extraordinary item that have resulted from inflation and changing prices have not been material.

Part II. - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On November 2, 1995, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. There were 34,984,508 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)      The following directors were elected:

         Name of Nominee                           Votes For    Votes Withheld
         ---------------                           ---------    --------------
         Robert J. DiNicola                        31,902,376       71,181
         Larry Pollock                             31,911,208       62,349
         Glen Adams                                31,906,725       66,832
         Peter P. Copses                           31,906,669       66,888
         Frank E. Grzelecki                        31,899,605       73,952
         Richard C. Marcus                         31,900,274       73,283
         Andrew H. Tisch                           31,908,895       64,662

(c) The adoption of the Zale Corporation Outside Directors' 1995 Stock Option Plan was ratified with 31,096,839 votes for, 761,508 votes against, 92,323 abstentions and 22,887 broker non-votes.

(d) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 1996 was ratified with 31,933,378 votes for, 14,118 votes against and 26,061 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -

         11   Statement re computation of per share earnings.

         27   Financial data schedule.

(b)      Form 8-K-

         None.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Zale Corporation
                                        -----------------------------------
                                                   (Registrant)



Date   December 8, 1995                 /s/ MARK R. LENZ
     ------------------                 -----------------------------------
                                        Mark R. Lenz
                                        Vice-President and Controller
                                        (Duly authorized to sign on
                                        behalf of the registrant and
                                        principal accounting officer
                                        of the registrant)

                               INDEX TO EXHIBITS


Exhibit Number
--------------
     11          Statement re computation of per share earnings.

     27          Financial data schedule.