Form 10-Q
period 1996-01-31
ZALE CORP
filed 1996-03-15
CIK 109156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 1996, 35,030,676 shares of the registrant's common stock were outstanding.

================================================================================

                       ZALE CORPORATION AND SUBSIDIARIES

                                     Index



Part 1.  Financial Information:                                           Page
                                                                          ----

Item 1.  Financial Statements

         Consolidated Statements of Operations                               3

         Consolidated Balance Sheets                                         4

         Consolidated Statements of Cash Flows                               5

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Part II. Other Information:                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signature                                                                   14

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                     Three Months Ended             Six Months Ended
                                                         January 31,                   January 31,
                                                 -------------------------      --------------------------
                                                    1996           1995             1996         1995
                                                 ------------   ----------      -------------  -----------
Net Sales                                        $451,962       $427,194        $666,236       $632,666
Cost of Sales                                     226,010        212,519         336,180        316,106
                                                 --------       --------        --------       --------
      Gross Margin                                225,952        214,675         330,056        316,560
Selling, General and
    Administrative Expenses                       144,602        144,020         243,371        243,273
Depreciation and Amortization
    Expense (Credit)                                1,580            (46)          2,655           (550)
Unusual Items - Reorganization Recoveries             ---            ---           4,486            ---
                                                 --------       --------        --------       --------
Operating Earnings                                 79,770         70,701          88,516         73,837

Interest Expense, Net                               8,036          8,130          14,942         15,941
                                                 --------       --------        --------       --------
Earnings Before Income Tax Expense
    and Extraordinary Item                         71,734         62,571          73,574         57,896

Income Tax Expense                                 25,500         20,800          26,153         19,300
                                                 --------       --------        --------       --------
Earnings Before Extraordinary Item                 46,234         41,771          47,421         38,596
Extraordinary Item:
    Loss on Early Extinguishment of Debt,
        Net of Income Tax Benefit of $(603)           ---            ---          (1,096)          ---
                                                 --------       --------        --------       --------
Net Earnings                                     $ 46,234       $ 41,771        $ 46,325       $ 38,596
                                                 ========       ========        ========       ========

Earnings Per Common Share:
    Primary:
         Earnings Before Extraordinary Item      $   1.27      $    1.19        $   1.31       $   1.10
         Extraordinary Item                           ---            ---           (0.03)          ----
                                                 --------      ---------        --------       --------
         Net Earnings                            $   1.27      $    1.19        $   1.28       $   1.10
                                                 ========      =========        ========       ========

    Assuming Full Dilution:
         Earnings Before Extraordinary Item      $   1.27      $    1.19        $   1.31       $   1.10
         Extraordinary Item                           ---            ---           (0.03)           ---
                                                 --------      ----------       --------       --------
         Net Earnings                            $   1.27      $    1.19        $   1.28       $   1.10
                                                 ========      ==========       ========       ========

Weighted Average Number of Common
    Shares Outstanding:
         Primary                                    36,336         34,964          36,320        34,964
         Assuming Full Dilution                     36,314         34,964          36,308        34,964



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                                       JANUARY 31,             JULY 31,
                                                                          1996                   1995
                                                                      -------------          -------------
                                                                       (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                            $    41,373            $   154,905
  Customer Receivables, Net                                                452,855                396,380
  Merchandise Inventories                                                  482,974                375,413
  Other Current Assets                                                      30,989                 23,859
                                                                       -----------            -----------
Total Current Assets                                                     1,008,191                950,557

Property and Equipment, Net                                                 95,054                 71,487
Other Assets                                                                46,994                 39,864
Deferred Tax Asset, Net                                                     48,800                 48,800
                                                                       -----------            -----------
Total Assets                                                           $ 1,199,039            $ 1,110,708
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                                    $       850            $     2,907
  Notes Payable                                                             45,050                    ---
  Accounts Payable and Accrued Liabilities                                 159,861                117,048
  Deferred Tax Liability, Net                                               48,800                 48,800
                                                                       -----------            -----------
Total Current Liabilities                                                  254,561                168,755

Non-current Liabilities                                                     34,683                 32,670
Long-term Debt                                                             380,713                440,717
Excess of Revalued Net Assets Over
 Stockholders' Investment, Net                                              73,727                 76,676
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                              ---                    ---
  Common Stock                                                                 350                    350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                                        358,998                337,534
  Unrealized Gains on Securities                                             1,729                    979
  Accumulated Earnings                                                      94,278                 53,027
                                                                       -----------            -----------
Total Stockholders' Investment                                             455,355                391,890
                                                                       -----------            -----------
Total Liabilities and Stockholders' Investment                         $ 1,199,039            $ 1,110,708
                                                                       ===========            ===========





              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                    SIX MONTHS                SIX MONTHS
                                                                      ENDED                      ENDED
                                                                    JANUARY 31,               JANUARY 31,
                                                                        1996                     1995
                                                                    -----------               -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $   46,325                 $  38,596
  Non cash expenses, gains and losses:
    Depreciation and amortization expense                                3,333                        12
    Utilization of pre-emergence net operating loss                     25,380                    19,324
 Other adjustments to reconcile net earnings
    to net cash used in operating activities:
    Extraordinary loss on early extinguishment of debt                   1,699                       ---
    (Increase) decrease in:
      Customer receivables, net                                        (55,301)                  (53,933)
      Merchandise inventories                                          (99,851)                  (30,749)
      Other current assets                                              (6,707)                   (2,700)
      Other assets                                                        (327)                   (1,162)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                          32,083                    (4,176)
      Non-current liabilities                                            2,013                       (26)
                                                                    ----------                 ---------
Net Cash Used in Operating Activities                                  (51,353)                  (34,814)
                                                                    ----------                 ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (27,968)                  (22,737)
  Dispositions of property and equipment                                   481                     1,155
  Acquisition, net of cash acquired                                     (2,547)                      ---
  Other                                                                   (110)                       27
                                                                    ----------                 ---------
Net Cash Used in Investing Activities                                  (30,144)                  (21,555)
                                                                    ----------                 ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                           (65,778)                   (1,612)
  Net borrowings under revolving credit agreement                       45,050                       ---
  Payment for redemption of Series B Warrants                           (9,264)                      ---
  Payment of prepayment penalty and other related costs
   on early extinguishment of debt                                      (1,699)                      ---
  Debt issue and capitalized financing costs                              (618)                      ---
  Proceeds from exercise of stock options                                  274                       ---
                                                                    ----------                 ---------
Net Cash Used in Financing Activities                                  (32,035)                   (1,612)
                                                                    ----------                 ---------

Net Decrease in Cash and Cash Equivalents                             (113,532)                  (57,981)
                                                                    ----------                 ---------

Cash and Cash Equivalents at Beginning of Period                       154,905                   153,700
                                                                    ----------                 ---------

Cash and Cash Equivalents at End of Period                          $   41,373                 $  95,719
                                                                    ==========                 =========



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                                    SIX MONTHS               SIX MONTHS
                                                                       ENDED                    ENDED
                                                                    JANUARY 31,              JANUARY 31,
                                                                       1996                     1995
                                                                    -----------              -----------
Supplemental cash flow information:
  Interest paid                                                     $   19,679               $  18,257
  Interest received                                                 $    2,419               $   2,947
  Income taxes paid (net of refunds received)                       $      594               $     258
  Restricted cash - at period end date                              $   24,582               $  19,803





              See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         Zale Corporation is the largest specialty retailer of fine jewelry in the United States. Founded in 1924, the Company has 1,209 locations throughout the U.S., Guam and Puerto Rico. The Company maintains its leadership in jewelry sales through four distinct divisions consisting of the Zales Division, with 548 stores, the Gordon's Division, with 336 stores, the Fine Jewelers Guild Division, with 119 stores and Diamond Park Fine Jewelers, with 186 leased fine jewelry departments. On January 18, 1996, the Company acquired Karten's Jewelers, Inc., ("Karten's") a privately owned chain of 20 fine jewelry stores. The Company acquired all the outstanding shares of common stock for $3.0 million in cash and assumption of all liabilities. The addition of Karten's significantly increases the Company's presence in the Northeast. These stores will initially keep the Karten's trade name and will change to the Zales' name prior to the 1996 Christmas selling season.

         The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale") as of and for the three and six months ended January 31, 1996. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the 1995 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1995. The classifications in use at January 31, 1996 have been applied to the financial statements for July 31, 1995 and January 31, 1995.

         The results of operations for the three and six month periods ended January 31, 1996 and 1995, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business.
Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

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

         The revolving credit loans bear interest at floating rates, currently LIBOR + 2.0 percent or the agent's adjusted base rate + 0.75 percent, at the Borrowers' option, and can be adjusted based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 3/8 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty. At January 31, 1996, there were $45.1 million in loans outstanding under the Revolving Credit Agreement. There were approximately $0.5 million in letters of credit outstanding at January 31, 1996.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

WORKING CAPITAL FINANCING (CONTINUED)

         The increased flexibility allowed in the new Revolving Credit Agreement enabled the Company to redeem early the $60.0 million 11.0 Percent Second Priority Senior Secured Notes (the "Notes") on September 11, 1995 utilizing cash on hand. The Notes were optionally redeemable by ZDel at a redemption price equal to 102 percent of their principal amount together with
accrued interest to the redemption date.   Upon redemption, the Company paid an
early redemption premium and other costs associated with the redemption of approximately $1.7 million resulting in an extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, being recorded in the current year.

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

         Jewel Recovery has pursued certain claims and has been awarded significant recoveries against third parties. During the first quarter, Zale was notified that it would recover its $3.0 million advance to Jewel Recovery. The $3.0 million advance was repaid to Zale in December 1995.

         Additionally, Shawmut Bank ("Shawmut") was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. Shawmut recently provided Zale with information on creditors whose claim rights have terminated. As a result, during the current year, Zale recovered cash funds of approximately $1.5 million held by Shawmut related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre-confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items on the January 31, 1996 Consolidated Statements of Operations and had an after-tax impact of $0.08 per share.

                                ZALE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included in this report.

RESULT OF OPERATIONS

         The following table sets forth operating results as a percentage of sales.

                                                  Three Months Ended               Six Months Ended
                                                      January 31,                      January 31,
                                                  ---------------------           --------------------
                                                    1996          1995             1996          1995
                                                  -------       -------           ------       -------
Net Sales                                          100.0%        100.0%           100.0%        100.0%
Cost of Sales                                       50.0          49.7             50.5          50.0
                                                  -------       -------           ------        ------
  Gross Margin                                      50.0          50.3             49.5          50.0
Selling, General and
  Administrative Expenses                           32.0          33.7             36.5          38.5
Depreciation and Amortization
  Expense (Credit)                                   0.4           ---              0.4          (0.2)
Unusual Items - Reorganization
  Recoveries                                         ---           ---              0.7           ---
                                                  -------       -------           ------        ------
Operating Earnings                                  17.6          16.6             13.3          11.7

Interest Expense, Net                                1.8           1.9              2.2           2.5
                                                  -------       -------           ------        ------
Earnings Before Income Tax
  Expense and Extraordinary Item                    15.8          14.7             11.1           9.2
Income Tax Expense                                   5.6           4.9              3.9           3.1
                                                  -------       -------           ------        ------
Earnings Before Extraordinary Item                  10.2           9.8              7.2           6.1
Extraordinary Item:
  Loss on Early Extinguishment of
    Debt, Net of Income Tax Benefit                 ---           ---              (0.2)          ---
                                                  -------       -------           ------        ------
Net Earnings                                        10.2%          9.8%             7.0%          6.1%
                                                  =======       =======           ======        ======

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

         NET SALES. Net Sales for the three months ended January 31, 1996 increased by $24.8 million to $452.0 million, a 5.8 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 7.4 percent. The sales increase primarily resulted from continued improvement on key merchandise assortments, focused marketing and store execution.

         GROSS Margin. Gross Margin as a percentage of sales decreased by 0.3 percent from higher markdowns for clearance of discontinued merchandise during the current quarter. The current quarter net LIFO provision was $0.8 million or 0.2 percent of sales higher than last year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.7 percent as a percentage of sales. Store expenses decreased by 1.1 percent of sales as store occupancy costs increased at a lower rate than sales. Store payroll expense decreased as both a percentage of sales and in total dollars. Corporate expenses decreased by 1.2 percent of sales principally as a result of lower costs for employee benefits, outside services and insurance. These improvements were offset by a slight increase in promotional expenditures and a slight increased provision for chargeoffs of customer accounts.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE (CREDIT). Earnings Before Interest, Taxes and Depreciation and Amortization Expense (Credit) were $81.4 million and $70.7 million for the three months ended January 31, 1996 and 1995, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.6 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods.
However, depreciation and amortization of property and equipment increased from $1.4 million to $3.0 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

         INTEREST EXPENSE, NET. Interest Expense, Net was $8.0 million and $8.1 million for the three months ended January 31, 1996 and 1995, respectively. The decrease in interest expense for the three months ended January 31, 1996 was principally due to the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes on September 11, 1995 partially offset by an increase in interest expense due to borrowings under the Revolving Credit Agreement.

         INCOME TAXES. The income tax expense for the three month periods ended January 31, 1996 and 1995 was $25.5 million and $20.8 million, respectively, reflecting an effective tax rate of 35.5 percent and 33.2 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss ("NOL") against current and future tax liabilities. As of January 31, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million.

         As the Company develops a longer-term earnings record, it may determine that a portion of the valuation reserve on the Company's deferred tax asset will not be required as such asset will more likely than not be realizable. Any reduction in the valuation reserve will increase Additional Paid-In Capital directly.

SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1995

         NET SALES. Net Sales for the six months ended January 31, 1996 increased by $33.6 million to $666.2 million, a 5.3 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 7.1 percent. The sales increase primarily resulted from continued improvement on key merchandise assortments, focused marketing and store execution.

         GROSS MARGIN. Gross Margin as a percentage of sales decreased by 0.5 percent from higher markdowns for clearance of discontinued merchandise during the current year. The current year net LIFO provision was $1.0 million or 0.2 percent of sales higher than last year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.0 percent as a percentage of sales. Store expenses decreased by 1.3 percent of sales as store occupancy costs and promotional expenditures increased at a lower rate than sales. Store payroll expense decreased as a percentage of sales. Corporate expenses decreased by
1.4 percent of sales principally as a result of lower costs for employee benefits, outside services and insurance. These improvements were offset by an increased provision for chargeoffs of customer accounts.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE (CREDIT), EXTRAORDINARY ITEM AND UNUSUAL ITEMS. Earnings Before Interest, Taxes, Depreciation and Amortization Expense (Credit), Extraordinary Item and Unusual Items were $86.7 million and $73.3 million for the six months ended January 31, 1996 and 1995, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $3.2 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was 3.0 million in both periods. However, depreciation and amortization of property and equipment increased from $2.4 million to $5.6 million as new assets have been purchased since the fresh start reporting writeoff of substantially all fixed assets of the Company as of July 31, 1993.

         UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the six month period ended January 31, 1996. There were no unusual items for the prior year. See the note to the Consolidated Financial Statements "UNUSUAL ITEMS - REORGANIZATION RECOVERIES."

         INTEREST EXPENSE, NET. Interest Expense, Net was $14.9 million and $15.9 million for the six months ended January 31, 1996 and 1995, respectively. The decrease in interest expense for the six months ended January 31, 1996 was principally due to the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes on September 11, 1995 partially offset by an increase in interest expense due to borrowings under the Revolving Credit Agreement.

         INCOME TAXES. The income tax expense for the six month periods ended January 31, 1996 and 1995 was $26.2 million and $19.3 million, respectively, reflecting an effective tax rate of 35.5 percent and 33.3 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing FreshStart reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss ("NOL") against current and future tax liabilities. As of January 31, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million.

         As the Company develops a longer-term earnings record, it may determine that a portion of the valuation reserve on the Company's deferred tax asset will not be required as such asset will more likely than not be realizable. Any reduction in the valuation reserve will increase Additional Paid-In Capital directly.

         EXTRAORDINARY ITEM. The extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, for the six month period ended January 31, 1996 was the result of the early redemption of the $60.0 million 11.0 percent Second Priority Senior Secured Notes. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for renovations and new store growth, and debt service. As of January 31, 1996, the Company had cash and cash equivalents of $41.4 million, including $24.6 million restricted primarily by the collateral requirements under the Receivables Securitization Facility. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41.2 percent and 40.1 percent of the Company's annual sales were made during the three months ended January 31, 1995 and 1994, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

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

         On August 11, 1995, Zale Corporation ("Zale") and ZDel (the "Borrowers") entered into a new three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of revolving credit loans outstanding exceed a defined borrowing base ($215.1 million at January 31, 1996, based on a fixed percentage of eligible inventory, as defined). As of January 31, 1996, the maximum amount the Company could borrow was the lesser of the borrowing base and total commitment which was $150.0 million.

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

         The Company had approximately $60.0 million of Second Priority Senior Secured Notes due 2000 bearing interest at 11.0 percent per annum that were issued upon exit from bankruptcy. These notes were redeemed on September 11, 1995 utilizing cash on hand. Upon redemption, the Company paid an early redemption premium and other costs associated with the redemption of approximately $1.7 million. An extraordinary item of $1.1 million, net of an income tax benefit of $0.6 million, was recorded in the current year. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

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

         The Company is in the second year of a three year store remodeling and refurbishment program. This program will enable the Company to enhance its stores in certain key markets relative to its competition. Additionally, the Company plans significant upgrades to its management information systems over the next two years. The Company anticipates spending approximately $50.0 million on capital expenditures in fiscal 1996. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the six months ended January 31, 1996, the Company made approximately $28.0 million capital expenditures principally to enhance the appearance of 68 stores and the opening of 24 new stores. On January 18, 1996, the Company acquired Karten's Jewelers, Inc., a privately owned chain of 20 fine jewelry stores.
The Company acquired all the outstanding shares of common stock for $3.0 million in cash and assumption of all liabilities. The Company intends to add 250 new locations through new store openings or strategic acquisitions from fiscal year 1996 through fiscal year 1998.

         Over the last year the Company has shifted its merchandise mix to reduce the amount of consigned merchandise and increase its investment in owned merchandise. Although there has been an increase of approximately $51 million in owned merchandise inventories at January 31, 1996 compared to the balance at January 31, 1995, the Company has comparable levels of merchandise in the stores due to a reduction of approximately $46 million in the level of consigned merchandise compared to last year. As a result of the transactions discussed above and the change in merchandise mix, the Company had outstanding borrowings of $45.1 million under the Revolving Credit Agreement at January 31, 1996.

          Future liquidity will also be enhanced because the Company will realize the cash benefit from utilization of NOL's against current and future tax liabilities. Guidelines regarding accounting for income taxes of companies utilizing Fresh-Start reporting, require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of January 31, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million which represents up to $144 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward will begin to expire in fiscal year 2002 but can be utilized through 2009.

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

(a)      Part I Exhibits -

         11   Statement re computation of per share earnings.

         27   Financial data schedule.

(b)      Form 8-K-

         None.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Zale Corporation
                                   -------------------------------------------
                                                  (Registrant)



Date   March 15, 1996              /s/ MARK R. LENZ
     -----------------             ---------------------------------------------
                                   Mark R. Lenz
                                   Vice-President and Controller
                                   (Duly authorized to sign on
                                   behalf of the registrant and
                                   principal accounting officer
                                   of the registrant)

                               INDEX TO EXHIBITS


Exhibit Number

         11      Statement re computation of per share earnings.

         27      Financial data schedule.