Form 10-Q
period 1996-04-30
ZALE CORP
filed 1996-06-07
CIK 109156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1996
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1996, 35,189,933 shares of the registrant's common stock were outstanding.

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

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended              Nine Months Ended
                                                              April 30,                       April 30,
                                                      ------------------------         ----------------------
                                                        1996            1995             1996          1995
                                                      --------       ---------         --------      --------
Net Sales                                             $222,283        $192,083         $888,519      $824,749
Cost of Sales                                          114,435          97,212          450,615       413,318
                                                      --------        --------         --------      --------
      Gross Margin                                     107,848          94,871          437,904       411,431
Selling, General and
    Administrative Expenses                            101,924          93,618          345,295       336,891
Depreciation and Amortization
    Expense (Credit)                                     2,101             344            4,756          (206)
Unusual Items - Reorganization Recoveries                 ---             ---             4,486          ---
                                                      --------        --------          -------      --------
Operating Earnings                                       3,823             909           92,339        74,746

Interest Expense, Net                                    7,662           6,653           22,604        22,594
                                                      --------        --------         --------      --------
Earnings (Loss) Before Income Taxes
    and Extraordinary Item                              (3,839)         (5,744)          69,735        52,152

Income Taxes                                            (1,400)         (1,750)          24,753        17,550
                                                      ---------       --------         --------      --------
Earnings (Loss) Before Extraordinary Item               (2,439)         (3,994)          44,982        34,602
Extraordinary Item:
    Loss on Early Extinguishment of Debt,
        Net of Income Tax Benefit of $(603)               ---             ---            (1,096)        ---
                                                      --------        --------         --------      --------
Net Earnings (Loss)                                   $ (2,439)       $ (3,994)        $ 43,886      $ 34,602
                                                      ========        ========         ========      ========

Earnings (Loss) Per Common Share:
    Primary:
         Earnings (Loss) Before Extraordinary Item    $  (0.07)      $   (0.11)        $   1.24      $   0.99
         Extraordinary Item                               ---             ---             (0.03)         ---
                                                      --------       ---------         --------      --------
         Net Earnings (Loss)                          $  (0.07)      $   (0.11)        $   1.21      $   0.99
                                                      ========       =========         ========      ========

    Assuming Full Dilution:
         Earnings (Loss) Before Extraordinary Item    $  (0.07)      $   (0.11)        $   1.22      $   0.99
         Extraordinary Item                                ---            ---             (0.03)         ---
                                                      --------       ---------         --------      --------
         Net Earnings (Loss)                          $  (0.07)      $   (0.11)        $   1.19      $   0.99
                                                      ========       =========         ========      ========

Weighted Average Number of Common
    Shares Outstanding:
         Primary                                        35,106          34,964           36,349        34,964
         Assuming Full Dilution                         35,106          34,964           36,956        34,964



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                                        APRIL  30,              JULY 31,
                                                                          1996                   1995
                                                                       -----------            -----------
                                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                            $    37,204            $   154,905
  Customer Receivables, Net                                                417,810                396,380
  Merchandise Inventories                                                  487,714                375,413
  Other Current Assets                                                      27,075                 23,859
                                                                       -----------            -----------
Total Current Assets                                                       969,803                950,557

Property and Equipment, Net                                                100,686                 71,487
Other Assets                                                                45,367                 39,864
Deferred Tax Asset, Net                                                     48,800                 48,800
                                                                       -----------            -----------
Total Assets                                                           $ 1,164,656            $ 1,110,708
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                                    $       194            $     2,907
  Notes Payable                                                             18,000                   ---
  Accounts Payable and Accrued Liabilities                                 156,306                117,048
  Deferred Tax Liability, Net                                               48,800                 48,800
                                                                       -----------            -----------
Total Current Liabilities                                                  223,300                168,755

Non-current Liabilities                                                     35,767                 32,670
Long-term Debt                                                             380,721                440,717
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                                             72,253                 76,676
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                             ---                    ---
  Common Stock                                                                 352                    350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                                        358,898                337,534
  Unrealized Gains on Securities                                             1,526                    979
  Accumulated Earnings                                                      91,839                 53,027
                                                                       -----------            -----------
Total Stockholders' Investment                                             452,615                391,890
                                                                       -----------            -----------
Total Liabilities and Stockholders' Investment                         $ 1,164,656            $ 1,110,708
                                                                       ===========            ===========





              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                    NINE MONTHS                 NINE MONTHS
                                                                       ENDED                      ENDED
                                                                     APRIL 30,                   APRIL 30,
                                                                       1996                        1995
                                                                    ----------                   ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $   43,886                  $  34,602
  Non cash expenses, gains and losses:
    Depreciation and amortization expense                                5,780                        635
    Utilization of pre-emergence net operating loss                     23,757                     17,480
 Other adjustments to reconcile net earnings
    to net cash used in operating activities:
    Extraordinary loss on early extinguishment of debt                   1,699                       ---
    (Increase) decrease in:
      Customer receivables, net                                        (20,256)                   (14,957)
      Merchandise inventories                                         (104,591)                   (21,295)
      Other current assets                                              (2,793)                    (4,763)
      Other assets                                                         642                     (2,175)
    Increase (decrease) in:
      Accounts payable and accrued liabilities                          28,759                    (11,422)
      Non-current liabilities                                            3,097                        787
                                                                    ----------                  ---------
Net Cash Used in Operating Activities                                  (20,020)                    (1,108)
                                                                    ----------                  ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (37,036)                   (29,867)
  Dispositions of property and equipment                                   590                      1,340
  Acquisition, net of cash acquired                                     (2,547)                      ---
  Other                                                                   (238)                        28
                                                                    ----------                  ---------
Net Cash Used in Investing Activities                                  (39,231)                   (28,499)
                                                                    ----------                  ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                           (66,437)                    (2,883)
  Net borrowings under revolving credit agreement                       18,000                       ---
  Payment for redemption of Series B Warrants                           (9,264)                      ---
  Payment of prepayment penalty and other related costs
   on early extinguishment of debt                                      (1,699)                      ---
  Debt issue and capitalized financing costs                              (618)                      ---
  Proceeds from exercise of stock options                                1,568                       ---
                                                                    ----------                  ---------
Net Cash Used in Financing Activities                                  (58,450)                   (2,883)
                                                                    ----------                  ---------

Net Decrease in Cash and Cash Equivalents                             (117,701)                   (32,490)
                                                                    ----------                  ---------

Cash and Cash Equivalents at Beginning of Period                       154,905                    153,700
                                                                    ----------                  ---------

Cash and Cash Equivalents at End of Period                          $   37,204                  $ 121,210
                                                                    ==========                  =========



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                                     NINE MONTHS            NINE MONTHS
                                                                       ENDED                   ENDED
                                                                     APRIL 30,               APRIL 30,
                                                                       1996                     1995
                                                                    ----------               ----------
Supplemental cash flow information:
  Interest paid                                                     $   27,413               $   28,993
  Interest received                                                 $    2,802               $    4,442
  Income taxes paid (net of refunds received)                       $      883               $      302
  Restricted cash - at period end date                              $   33,019               $   36,567




              See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

        Zale Corporation is the largest specialty retailer of fine jewelry in the United States in terms of both retail sales and number of stores. The Company had 1,208 retail locations at April 30, 1996 throughout the U.S., Guam and Puerto Rico, primarily in regional shopping malls. The Company conducts business through four distinct divisions consisting of the Zales Division, with 573 stores, the Gordon's Division, with 335 stores, the Fine Jewelers Guild Division, with 118 stores and the Diamond Park Fine Jewelers Division, with 178 leased fine jewelry departments. In addition, the Company operates four outlet stores. On January 18, 1996, the Company acquired Karten's Jewelers, Inc., ("Karten's") a privately owned chain of 20 fine jewelry stores. The Company acquired all the outstanding shares of common stock for $3.0 million in cash and assumption of all liabilities. The addition of Karten's significantly increased the Company's presence in the Northeast. These stores will initially keep the Karten's trade name and will change to the Zales' name prior to the 1996 Christmas selling season.

        The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale") as of and for the three and nine month periods ended April 30, 1996. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In managements' opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the January 31, 1996 and October 31, 1995 Consolidated Financial Statements and related notes of Zale included in Zale's financial statements filed with the Securities and Exchange Commission in a Form 10-Q on March 15, 1996, and December 8, 1995, respectively, and the audited Consolidated Financial Statements and related notes thereto included in the 1995 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1995. The classifications in use at April 30, 1996 have been applied to the financial statements for July 31, 1995 and April 30, 1995.

        The results of operations for the three and nine month periods ended April 30, 1996 and 1995, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business.
Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

WORKING CAPITAL FINANCING

        On August 11, 1995, Zale and Zale Delaware, Inc. ("ZDel") a wholly-owned subsidiary of Zale, (the "Borrowers") entered into a new three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of revolving credit loans outstanding under the Revolving Credit Agreement exceed the lesser of the total commitment of $150.0 million and a defined borrowing base ($218.4 million at April 30, 1996, based on a fixed percentage of eligible inventory, as defined).

        The Borrowers' obligations under the Revolving Credit Agreement are primarily secured by a first lien on and security interest in all inventory (excluding inventory on consignment).

        The revolving credit loans bear interest at floating rates, currently LIBOR + 2.0 percent or the agent's adjusted base rate + 0.75 percent, at the Borrowers' option, and can be adjusted based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 3/8 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty. At April 30, 1996, there were $18.0 million in loans outstanding under the Revolving Credit Agreement. There were approximately $0.6 million in letters of credit outstanding at April 30, 1996.

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

        The increased flexibility allowed in the new Revolving Credit Agreement enabled the Company to redeem early the $60.0 million 11.0 Percent Second Priority Senior Secured Notes (the "Notes") on September 11, 1995 utilizing cash on hand. The Notes were optionally redeemable by ZDel at a redemption price equal to 102 percent of their principal amount together with accrued
interest to the redemption date.   Upon redemption, the Company paid an early
redemption premium and other costs associated with the redemption of approximately $1.7 million resulting in an extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, being recorded in the first quarter of the current year.

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

        Additionally, Shawmut Bank ("Shawmut") was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. Shawmut recently provided Zale with information on creditors whose claim rights have terminated. As a result, during the current year, Zale recovered cash funds of approximately $1.5 million held by Shawmut related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre- confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items in the Company's first quarter and are reflected on the Consolidated Statements of Operations for the nine month period ended April 30, 1996 and had an after-tax impact of $0.08 per share.

                                ZALE CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed or identified from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995 and the Company's registration statement on Form S-3, filed June 4, 1996.

RESULT OF OPERATIONS

        The following table sets forth certain financial information from the Company's unaudited Consolidated Statements of Operations expressed as a percentage of net sales.

                                                    Three Months Ended        Nine Months Ended
                                                         April 30,                April 30,
                                                  -----------------------------------------------
                                                    1996          1995        1996         1995
                                                  -------       -------     -------      --------
Net Sales                                           100.0%        100.0%      100.0%        100.0%
Cost of Sales                                        51.5          50.6        50.7          50.1
                                                  -------       -------      ------      --------
  Gross Margin                                       48.5          49.4        49.3          49.9

Selling, General and
  Administrative Expenses                            45.9          48.7        38.9          40.8

Depreciation and Amortization
  Expense                                             0.9           0.2         0.5          ---
Unusual Items - Reorganization
  Recoveries                                         ---           ---          0.5          ---
                                                  -------      --------     -------      --------
Operating Earnings                                    1.7           0.5        10.4           9.1


Interest Expense, Net                                 3.4           3.5         2.5           2.8
                                                  -------      --------     -------      --------
Earnings (Loss) Before Income Taxes
  and Extraordinary Item                             (1.7)         (3.0)        7.9           6.3
Income Taxes                                         (0.6)         (0.9)        2.8           2.1
                                                  -------      --------     -------      --------

Earnings (Loss) Before Extraordinary Item            (1.1)         (2.1)        5.1           4.2
Extraordinary Item:
  Loss on Early Extinguishment of
    Debt, Net of Income Taxes                        ---           ---         (0.2)         ---
                                                  -------      --------     -------      --------
Net Earnings (Loss)                                  (1.1)%        (2.1)%       4.9%          4.2%
                                                  =======      ========     =======      ========

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

        NET SALES. Net Sales for the three months ended April 30, 1996 increased by $30.2 million to $222.3 million, a 15.7 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 13.9 percent. The sales increase primarily resulted from improved merchandise assortments, a successful Valentine's Day promotion and strong store level execution.

        GROSS MARGIN.  Gross Margin as a percentage of net sales decreased by
0.9 percent due to the transition in sales mix to more key item merchandise and higher markdowns for clearance of discontinued merchandise during the current quarter. Key item merchandise produces higher sales volumes but has a slightly lower gross margin rate, on average, than other merchandise. The current quarter net LIFO provision was $0.9 million or 0.4 percent of net sales higher than last year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.8 percent as a percentage of net sales. Store payroll expense decreased 1.7 percent as a percentage of net sales as a result of focused control measures. Other store expenses decreased 1.4 percent of net sales principally related to store occupancy costs, which increased at a lower rate than net sales. Corporate expenses decreased by 1.5 percent of net sales principally as a result of lower costs for payroll, outside services and insurance. The current quarter demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in the stores. These improvements were partially offset by an increased provision for chargeoffs of customer accounts resulting from general economic conditions and previous credit policies at the Gordon's Division.

        EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $5.9 million and $1.3 million for the three months ended April 30, 1996 and 1995, respectively.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.8 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods. However, depreciation and amortization of property and equipment increased from $1.8 million to $3.5 million as new assets have been purchased since the fresh-start reporting writeoff of substantially all fixed assets of the Company at July 31, 1993.

        INTEREST EXPENSE, NET. Interest Expense, Net was $7.7 million and $6.7 million for the three months ended April 30, 1996 and 1995, respectively. The prior year included $1.2 million of interest income on funds escrowed for previous bankruptcy matters. Excluding this non-recurring interest income item, interest expense decreased principally due to the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes on September 11, 1995 partially offset by the increase in interest expense due to higher borrowings under the Revolving Credit Agreement and a reduction in interest income due to lower average balances in short-term investments.

        INCOME TAXES. The income tax benefit for the three month periods ended April 30, 1996 and 1995 was $1.4 million and $1.8 million, respectively, reflecting an effective tax rate of 36.5 percent and 30.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss ("NOL") against current and future tax liabilities. As of April 30, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million.

        As the Company develops a longer-term earnings record, it may determine that a portion of the valuation reserve on the Company's deferred tax asset will not be required as such asset will more likely than not be realizable.
Any reduction in the valuation reserve will increase Additional Paid-In Capital directly.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

        NET SALES. Net Sales for the nine months ended April 30, 1996 increased by $63.8 million to $888.5 million, a 7.7 percent increase compared to the previous year. Sales for stores open for comparable periods increased by 8.7 percent. The sales increase primarily resulted from improved merchandise assortments, successful holiday and non- holiday promotions and strong store level execution.

        GROSS  MARGIN.  Gross Margin as a percentage of net sales decreased by
0.6 percent due to the transition in sales mix to more key item merchandise and higher markdowns for clearance of discontinued merchandise during the current year. Key item merchandise produces higher sales volumes but has a slightly lower gross margin rate, on average, than other merchandise. The current year net LIFO provision was $1.9 million or 0.2 percent of net sales higher than last year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.9 percent as a percentage of net sales. Store payroll expense decreased 1.0 percent as a percentage of net sales as a result of focused control measures. Other store expenses decreased 0.6 percent of net sales principally related to store occupancy costs, which increased at a lower rate than net sales. Corporate expenses decreased by 1.1 percent of net sales principally as a result of lower costs for employee benefits, outside services and insurance. The current year demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in the stores. These improvements were partially offset by an increased provision for chargeoffs of customer accounts resulting from general economic conditions and previous credit policies at the Gordon's Division.

        EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE (CREDIT), EXTRAORDINARY ITEM AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense (Credit), Extraordinary Item and Unusual Items were $92.6 million and $74.5 million for the nine months ended April 30, 1996 and 1995, respectively.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $5.0 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $4.4 million in both periods. However, depreciation and amortization of property and equipment increased from $4.2 million to $9.0 million as new assets have been purchased since the fresh-start reporting writeoff of substantially all fixed assets of the Company as of July 31, 1993.

        UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the nine month period ended April 30, 1996. There were no unusual items for the prior year. See the note to the Consolidated Financial Statements "UNUSUAL ITEMS - REORGANIZATION RECOVERIES."

        INTEREST EXPENSE, NET. Interest Expense, Net was $22.6 million for the nine months ended April 30, 1996 and 1995, respectively. Interest expense for the nine months ended April 30, 1996 remained constant due to the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes on September 11, 1995 partially offset by the increase in interest expense due to higher borrowings under the Revolving Credit Agreement and a reduction in interest income due to lower average balances in short-term investments. Also, the prior year included $1.2 million of interest income on funds escrowed for previous bankruptcy matters.

        INCOME TAXES. The income tax expense for the nine month periods ended April 30, 1996 and 1995 was $24.8 million and $17.6 million, respectively, reflecting an effective tax rate of 35.5 percent and 33.7 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss ("NOL") against current and future tax liabilities. As of April 30, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million.

        As the Company develops a longer-term earnings record, it may determine that a portion of the valuation reserve on the Company's deferred tax asset will not be required as such asset will more likely than not be realizable. Any reduction in the valuation reserve will increase Additional Paid-In Capital directly.

        EXTRAORDINARY ITEM. The extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, for the nine month period ended April 30, 1996 was the result of the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for renovations and new store growth, and debt service. As of April 30, 1996, the Company had cash and cash equivalents of $37.2 million, including $33.0 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41.2 percent and
40.1 percent of the Company's annual sales were made during the three months ended January 31, 1995 and 1994, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

        Zale Funding Trust, a limited purpose Delaware business trust and an indirect wholly-owned subsidiary of the Company formed to finance customer accounts receivable, issued approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") in July 1994 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and mature in July 1999.

        On August 11, 1995, the Company entered into a new three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaced an earlier agreement entered into by the Company in July 1993. At no time may the total amount of loans outstanding under the Revolving Credit Agreement exceed the lesser of the total commitment of $150.0 million and a defined borrowing base ($218.4 million at April 30, 1996, based on a fixed percentage of eligible inventory, as defined).

        The Revolving Credit Agreement was structured to increase the Company's flexibility through less restrictive loan covenants, lower collateral requirements and a lower fee and interest rate structure than its earlier agreement. The increased flexibility allowed in the new Revolving Credit Agreement combined with the increased liquidity from the Receivables Securitization Facility enabled the Company to redeem its 11.0 percent notes, redeem the Series B Warrants and continue to invest in its capital improvement and store growth initiatives.

        Approximately $60.0 million of Second Priority Senior Secured Notes due 2000 bearing interest at 11.0 percent per annum were issued by the Company upon
its emergence from bankruptcy.   These notes were redeemed on September 11, 1995
utilizing cash on hand. Upon redemption, the Company paid an early redemption premium and other costs associated with the redemption of approximately $1.7 million. An extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, was recorded in the first quarter of the current year. See the note to the Consolidated Financial Statements "WORKING CAPITAL FINANCING."

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

        The Company is in the second year of a three year store remodeling and refurbishment program. This program will enable the Company to enhance its stores in certain key markets relative to its competition. Additionally, the Company plans significant upgrades to its management information systems over the next several years. The Company anticipates spending approximately $50.0 million on capital expenditures in fiscal year 1996. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. During the nine months ended April 30, 1996, the Company made approximately $37.0 million in capital expenditures, principally to enhance the appearance of 86 stores and to open 33 new stores. In addition, on January 18, 1996, the Company acquired Karten's Jewelers, Inc., a 20-store chain. The Company acquired all the outstanding shares of common stock for $3.0 million in cash and assumption of all liabilities. In fiscal years 1996, 1997 and 1998, the Company intends to add approximately 250 new locations through new store openings or strategic acquisitions.

        There has been an increase of approximately $65 million, or 15.5%, in owned merchandise inventories at April 30, 1996 compared to the balance at April 30, 1995. The increase in inventory levels is primarily a result of an increased number of stores, improving the depth and breadth of merchandise available in the stores to accommodate increasing sales, as well as the Company shifting its merchandise mix to reduce the amount of consigned merchandise in order to increase its investment in owned merchandise. Of the $65 million increase, approximately $24 million pertains to the reduction in the level of consigned merchandise compared to last year. As a result of the transactions discussed above and the change in mix between owned and consigned merchandise, the Company had outstanding borrowings of $18.0 million under the Revolving Credit Agreement at April 30, 1996, compared to no such borrowing at April 30, 1995.

        Future liquidity will also be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of April 30, 1996, the Company has a NOL carryforward (after limitations) of approximately $370 million which represents up to $144 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward will begin to expire in fiscal year 2002 but can be utilized through 2009.

        Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, amounts available under the Receivables Securitization Facility and proceeds from the proposed sale of 2,250,146 shares of the Company's common stock in an underwritten offering (as described in a registration statement recently filed with the Securities and Exchange Commission) should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements.

INFLATION

        In management's opinion, changes in net sales and net earnings (loss) that have resulted from inflation and changing prices have not been material. There is no assurance; however, that inflation will not materially affect the Company in the future.

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



                                              Zale Corporation
                                       ------------------------------
                                                (Registrant)



Date   June 7, 1996                     /s/ MARK R. LENZ
     ---------------                    ------------------------------
                                        Mark R. Lenz
                                        Vice-President and Controller
                                        (Duly authorized to sign on
                                        behalf of the registrant and
                                        principal accounting officer
                                        of the registrant)

                               INDEX TO EXHIBITS


Exhibit Number
- --------------
       11        Statement re-computation of per share earnings.

       27        Financial data schedule.