Form 10-K
period 1996-07-31
ZALE CORP
filed 1996-10-25
CIK 109156

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________ to _______________________


                           COMMISSION FILE NO. 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 75-0675400
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

      901 W. WALNUT HILL LANE
           IRVING, TEXAS                                75038-1003
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code:  (972) 580-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                         ON WHICH REGISTERED
             -------------------                        ---------------------

  Common Stock, $.01 par value per share               New York Stock Exchange
  Warrants to Purchase Common Stock, Series A          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 5, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $661,651,729.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X    No
                                ---      ---

     As of September 5, 1996, the registrant had outstanding 35,209,126 shares of its common stock, $.01 par value per share.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     Part II of this report incorporates information from the registrant's Annual Report to Stockholders for the year ended July 31, 1996. Part III of this report incorporates information from the registrant's definitive Proxy Statement relating to the registrant's annual meeting of stockholders to be held on October 30, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Zale Corporation (the "Company"), founded in 1924, is the largest specialty retailer of fine jewelry in the United States in terms of both retail sales and number of stores. The Company had sales of $1,137.4 million for the fiscal year ended July 31, 1996 and 1,195 locations at July 31, 1996 throughout the United States, Guam and Puerto Rico, primarily in regional shopping malls. The Company conducts business through four distinct divisions. The Zales-Registered Trademark- Division, with 582 stores, represents the Company's national brand and is focused on a broad range of mainstream consumers. The Gordon's-SM- Division operates 323 stores and is being positioned as a major regional jeweler focusing on twelve regional markets and offering merchandise that is more contemporary and targeted at regional tastes. The Guild Division operates 112 upscale jewelry stores under the Bailey, Banks & Biddle-Registered Trademark- and other locally established names. The Diamond Park Division manages 174 leased fine jewelry departments in several major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian. In addition, the Company operates four outlet stores.

     The Company is incorporated in Delaware. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, TX 75038-1003, and its telephone number at that address is (972) 580-4000.

BUSINESS STRATEGY

     The Company's management team has revitalized the Company by making it customer-focused and instituting back-to-basics retailing disciplines. Each of the Company's four divisions is a separate, accountable organization with its own professional buying and management team. The Company continues to aggressively upgrade its store base, expand and refine its key item assortments, and achieve greater cost-efficiency in purchasing. The Company increased the frequency and sharpened the focus of advertising, and has more effectively staffed stores for optimum customer service with dedicated, thoroughly trained managers and associates.

     From this solid base the Company is going beyond the basics to increase the productivity of existing stores, to open and acquire new stores, and to develop new methods of reaching out to existing and prospective customers.
As of the end of fiscal 1996, the Company had upgraded the appearance of more than 475 stores over the last two years and plans to continue this program until all key stores have been touched. The Company is adding to its prime mall base, with approximately 100 new stores slated for 1997 fiscal year, many of which will be open by Thanksgiving. These stores are the core of the Company's business. The Company plans to increase its presence in the nation's malls over the next year and succeeding years.

     Most of the Company's expansion will come within the Zales Division, concentrating on parts of the country where Zales currently is under-represented. While it is important that the Company expands its store base, it is equally important that the expansion occurs in the right locations. The Company will be in prime mall locations only, on corners or in high traffic areas, with ample visibility. As part of the Company's overall real estate strategy, the Company has set strict criteria that every new location must meet, with ample space to allow for a productive and appealing product presentation. The Company also plans to test freestanding Zales stores in or near high-traffic power centers. If these stores are successful, this concept will be rolled out in the future.

     Distinct brand identities have been reemphasized for the Zales and Gordon's Divisions. Merchandising has been refocused and strengthened. Management continues to improve the selection and upgrade the quality of certain top selling key item merchandise and makes certain that these items are available in an appropriate variety of styles and a range of competitive price points. As a result, key items now account for approximately 30% of the Company's business. Inventory management systems continue to ensure that these items are consistently in stock. The Company has ensured consistent availability of quality merchandise by increasing its merchandise shipping capacity almost 50% to handle the shipment of up to 100,000 units daily. For example, shipments of watches are now handled through the expanded Distribution Center, drastically reducing drop shipments from manufacturers, so stores can always get the watch they need, when they need it.

     The Company's marketing effort has become more product and event-focused and has been streamlined to include newspaper inserts, direct mail and broadcast, especially television. The Zale's Division's national presence makes television cost-effective. The Company will substantially increase spending in that medium. This new strategy has raised the visibility of the store. Due to technology, convenience and changing lifestyles more people are beginning to shop from their homes. The Company has incorporated a toll-free number in the direct mail catalogs and newspaper inserts this year. For the long-term, the Company believes several alternative formats can be tested and used, which will complement the Company's existing and future store base. Additionally, Zale will expand into the mail order catalog business in the fall of 1996 to test the mail order market.

     The Company offers credit through its own private label credit cards, which account for approximately 50% of the Company's sales and believes that its private label credit cards increase sales, build customer loyalty and assist in providing a customer database for direct marketing efforts. The Company has enhanced and accelerated the approval process, whereby those customers with a satisfactory prior credit history can be approved rapidly. The Company's system automatically transmits customer applications to the credit centers for review while the customer is still in the store. That flexibility enabled the Company to open more than 165,000 new accounts over the fiscal 1996 holiday season.

     The Company just completed the second year of a three year store remodeling and refurbishment program. This program has enabled the Company to enhance its stores in certain key markets relative to its competition.
The Company anticipates spending approximately $61.0 million on capital expenditures in fiscal year 1997 focusing principally on new stores. Capital expenditures are typically scheduled for the late spring through early fall in order to have new or renovated stores ready for the Christmas selling season. Additionally, the Company plans significant upgrades to its management information systems over the next several years. During the year ended July 31, 1996, the Company made approximately $48.8 million in capital expenditures, a significant portion of which was used to enhance the appearance of 91 stores and to open 44 new stores. In addition, on January 18, 1996, the Company acquired Karten's Jewelers, Inc., a 20-store chain.
The addition of Karten's significantly increased the Company's presence in the Northeast. In fiscal years 1997 and 1998, the Company intends to add approximately 200 new locations through new store openings or strategic acquisitions.

SELECTED DIVISIONAL DATA

     The Company operates principally under four divisions as described below. The following table presents net sales for the Zales, Gordon's, Guild and Diamond Park Divisions of the Company.

                                            NET SALES BY DIVISION
                                  ----------------------------------------
                                             YEAR ENDED JULY 31,
                                  ----------------------------------------
                                     1996             1995          1994
                                  ----------       ---------      --------
                               (AMOUNTS IN THOUSANDS EXCEPT NUMBER OF STORES)
Net Sales:
     Zales Division. . . . . .     $  525,384      $  428,794      $374,849
     Gordon's Division . . . .        264,298         262,540       234,974
     Guild Division. . . . . .        205,418         197,267       182,278
     Diamond Park Division . .        133,463         138,187       127,761
     Other . . . . . . . . . .          8,814(1)        9,361(1)        445
                                   ----------      ----------      --------
          Total. . . . . . . .     $1,137,377      $1,036,149      $920,307
                                   ----------      ----------      --------
                                   ----------      ----------      --------
Number of stores (end of
  period). . . . . . . . . .            1,195           1,181         1,231
                                        -----           -----         -----
                                        -----           -----         -----

(1) Other net sales in fiscal 1996 and fiscal 1995 includes sales from the Company's Outlet stores which are being used to sell overstocked and other merchandise no longer sold in the regular retail locations. Outlet store sales and operating results in fiscal 1994 were not significant and were classified in cost of sales.

     ZALES DIVISION

     The Zales Division is positioned as the Company's national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 1996, the Zales Division had 582 mall-based stores in 49 states and Puerto Rico. Average store size is approximately 1,400 square feet and the average purchase is $243. Zales accounted for approximately 46% of the Company's sales in fiscal 1996.

     Zales' customers represent a cross-section of mainstream America. The product focus of the Zales Division is on bridal, diamond and gold jewelry. Bridal merchandise represents 36% of the Division's merchandise sales, with fashion jewelry and watches comprising most of the remaining 64%. The Company believes that the prominence of diamond jewelry in the product selection fosters an image of quality and trust among consumers. While maintaining a strong focus on the bridal segment of the business, added emphasis is being placed on the non-bridal merchandise and gift-giving aspects of the business. New product lines, including Blue Lagoon cultured pearls by Mikimoto, and Movado watches, have been added.

     Zales' merchandise selection is generally standardized across the nation. The combination of Zales' national presence and standardized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail.

     The following table sets forth the number of stores and average sales per store for the Zales Division for the periods indicated:

                                         YEAR ENDED JULY 31,
                                -------------------------------------
                                  1996           1995          1994
                                ------- -      --------      --------
  Average sales per store . . . $928,200       $849,100      $716,700
  Stores opened during period .       89(1)           8             2
  Stores closed during period .        6             30             4
  Total stores  . . . . . . . .      582            499           521

   (1) Includes 40 stores transferred from the Gordon's Division during fiscal 1996 and 20 Karten's stores acquired in January 1996.

          GORDON'S DIVISION

          The Company is repositioning Gordon's as a major regional brand focusing on twelve regional markets. At July 31, 1996, the Gordon's Division had 323 stores in 38 states and Puerto Rico, substantially all of which operate under the trade name Gordon's Jewelers. Average store size is approximately 1,300 square feet and the average purchase is $240. Gordon's accounted for approximately 23% of the Company's sales in fiscal 1996.

          Gordon's continues to operate as separate business unit with its own management team and has developed its own buying and merchandising strategy. The concept of the Division's merchandising strategy distinguishes Gordon's stores from Zales stores by devoting a portion of store inventory to products that seek to satisfy demand in each particular regional market and by emphasizing a more contemporary look in its product line. A substantial portion of the remaining merchandise sold by stores in the Gordon's Division overlaps the Zales Division product line. Regional television advertising, that emphasizes key items will be introduced for Gordon's in fiscal 1997, complementing the division's radio campaigns and printed inserts.

          In fiscal 1997, the Gordon's Division will continue to emphasize its new image to match its customer base and will further tailor key items to customer's regional preferences. Steps to upgrade Gordon's have included store remodeling, a more distinctive and fashion-oriented product assortment, improved displays, a reduced degree of promotional pricing and the application of more stringent credit-approval standards.

          The following table sets forth the number of stores and average sales per store for the Gordon's Division for the periods indicated:

                                          Year Ended July 31,
                                  ------------------------------------
                                    1996          1995          1994
                                  -------       --------      --------
Average sales per store . . .     $796,100      $711,500      $624,900
Stores opened during period .           13             5             4
Stores closed during period .           57(1)         13             6
Total stores  . . . . . . . .          323           367           375

(1) Includes 40 stores transferred to the Zales Division during fiscal 1996.


     GUILD DIVISION

     The Guild Division offers higher-end merchandise, more exclusive designs and a prestigious shopping environment for the upscale customer. At July 31, 1996, the Guild Division operated 112 upscale jewelry stores in 26 states and Guam. The Guild Division has an average purchase of $438 and the average store is approximately 2,600 square feet. The Guild Division accounted for approximately 18% of the Company's sales in fiscal 1996. The following table sets forth the Guild Division's trade names and the number of stores operating under each of those names at July 31, 1996.

     TRADE NAMES                              NUMBER OF STORES
     -----------                              ----------------
     Bailey, Banks & Biddle-Registered Trademark-. . 78
     Corrigan's-Registered Trademark-. . . . . . . . 20
     Sweeney's-Registered Trademark- . . . . . . . .  4
     Stifft's-Registered Trademark-. . . . . . . . .  3
     Dobbins-Registered Trademark- . . . . . . . . .  2
     J. Herbert Hall-Registered Trademark- . . . . .  2
     Linz-Registered Trademark-. . . . . . . . . . .  1
     Zell Bros.-Registered Trademark-. . . . . . . .  2

     Bailey, Banks & Biddle is the name borne by 78 Guild stores. Rooted in tradition, these stores date back to 1832. Along with the other Guild stores, including Corrigan's, Sweeney's and Zell Bros., they are regarded as pre-eminent in their markets. Often carrying exclusive items to appeal to the more affluent customer, Guild stores focus on diamond, precious stone and gold jewelry, watches and giftware, with emphasis on classic and traditional themes.

     Guild stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products in specific markets. In addition, in the fall of 1996 Guild will expand its customer base in cross-promotional campaigns using upscale customer lists from such companies as American Express, First USA MasterCard/VISA and American Airlines. This initiative will help Guild stores more accurately target prospective customers in cost-efficient manner.

   The following table sets forth the number of stores and average sales per store for the Guild Division for the periods indicated:

                                             Year Ended July 31,
                                ----------------------------------------
                                   1996           1995           1994
                                ----------     ----------     ----------
Average sales per store . . .   $1,740,800     $1,529,200     $1,391,400
Stores opened during period .            1              4              4
Stores closed during period .           12             11              7
Total stores  . . . . . . . .          112            123            130


          DIAMOND PARK DIVISION

          The Diamond Park Division offers services for retailers that wish to use an outside provider for specialized management and marketing skills in connection with the sale of fine jewelry. At July 31, 1996, the Diamond Park Division operated 174 leased locations in department stores including Dillard's-Registered Trademark- (59 locations), Mercantile-Registered Trademark- (67 locations), Parisian (25 locations) and Marshall Field's-Registered Trademark- (23 locations) in 24 states. The Diamond Park Division accounted for approximately 12% of the Company sales in fiscal 1996 and had an average purchase of $163.

          The Diamond Park Division is in a position to actively seek, on a regional level, still more host department stores in which to operate. An important such addition in fiscal 1996 was the entry into 25 stores of the Parisian chain in the Southeast. Also in the year, the Diamond Park Division began operating leased departments at 11 new Mercantile stores and 1 new Marshall Field's store.

          The Diamond Park Division tailors its merchandising concepts and marketing efforts to those of the host store, tying into the store's newspaper advertising, inserts and direct-mail catalogs. Management considers the primary product franchise areas to be watches, gold and diamond fashion jewelry.

          The following table sets forth the number of departments and average sales per department for the Diamond Park Division for the periods indicated:

                                              Year Ended July 31,
                                    --------------------------------------
                                      1996           1995           1994
                                    --------       --------       --------
Average sales per department . .    $733,300       $701,500       $591,500
Departments opened during                 34             18             19
 period  . . . . . . . . . . . .
Departments closed during                 48             35             46
 period  . . . . . . . . . . . .
Total departments. . . . . . . .         174            188            205


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

PURCHASING AND INVENTORY

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia, Hong Kong and Italy. The Company either purchases merchandise from its vendors or acquires merchandise on consignment. The Company has intentionally shifted its merchandising mix over the last year to reduce the amount of consigned merchandise and increase its investment in owned merchandise. The Company had approximately $78.9 million and $85.9 million of consignment inventory on hand at July 31, 1996 and 1995, respectively. The Company is subject to the risk of fluctuation in prices of diamonds, precious stones and gold. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect significant price fluctuations in the commodities that are used in the merchandise it sells. No assurances, however, can be given that the Company will be able to adjust prices to reflect commodity price fluctuations in the future. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During the years ended July 31, 1996 and 1995, the Company purchased approximately 29% of its merchandise from its top five vendors.

COMPETITION

     The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as national jewelry chains. The Company must also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and home shopping programs. The Company believes that it is also competing for consumers' discretionary spending dollars. The Company must, therefore, also compete with retailers who offer merchandise other than jewelry or giftware.

     Notwithstanding the national or regional reputation of its competition, the Company believes that it must compete on a mall-by-mall basis with other retailers of jewelry as well as with retailers of other types of discretionary items. Therefore, the Company competes primarily on the basis of reputation for high-quality, store location, distinctive and value-priced merchandise, personal service and its ability to offer private label credit card programs to customers wishing to finance their purchases. The Company's success is also dependent on its ability to react to and create customer demand for specific product lines.

     The Company holds no material patents, licenses (other than its licenses to operate its Diamond Park leased locations), franchises or concessions; however, the established trade names for stores and products in the Company's Zales, Gordon's and Guild Divisions are important to the Company in maintaining its competitive position in the jewelry retailing industry.


CREDIT OPERATIONS

     Jewelers Financial Services, Inc. ("JFS") has credit approval, customer service and collection systems that management considers to be sophisticated. The Company offers and grants credit through its private label credit card program. See "Business Strategy". The credit programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their major credit cards. Approximately 50% of the Company's retail sales during fiscal 1996 through its Zales, Gordon's and Guild Divisions were generated by credit sales on the private label credit cards. The Company has more than 1.1 million active charge customers who have a good credit history and available credit and more than 1.9 million customer names on file that are not current charge customers. The Company uses many of these customer names in its targeted marketing programs.

     Credit extension, customer service, payment processing and collections for all the accounts are performed by JFS at credit centers located in Tempe, Arizona; Clearwater, Florida; Irving, Texas; San Marcos, Texas; San Juan, Puerto Rico; and Guam. The Company has enhanced the approval process for its private label credit card, whereby those customers with a satisfactory prior credit history can be approved rapidly. Flexible payment arrangements, typically twenty-eight to thirty-four months, are extended to credit customers.

     The following table presents certain data concerning sales, credit sales and accounts receivable for the past two fiscal years (1):

                                                         As at or for the
                                                    fiscal year ended July 31,
                                                    --------------------------
                                                       1996             1995
                                                    ---------         --------
Net sales (thousands)                                $995,100        $888,601
Net credit sales (thousands)                          500,215         458,664
Accounts receivable (thousands)                       468,331         436,336
Credit sales as a percentage of net sales                50.3%           51.6%
Average number of active customer accounts
  (thousands)                                             678             689
Average balance per customer account                     $687            $668
Average monthly collection percentage                     9.2%            9.1%
Bad debt expense as a percentage of credit sales         10.7%            9.1%
Bad debt expenses as a percentage of net sales            5.4%            4.7%

(1) The table excludes the Diamond Park Division which does not have a proprietary credit plan.


     Credit sales have decreased as a percentage of total sales, in part because of an upgrading in minimum credit standards at the Gordon's Division and increased competition from issuers of major credit cards. However, bad debt expense as a percentage of credit sales and net sales increased in fiscal 1996 compared to fiscal 1995. The Company believes that these increases have resulted from general economic conditions.

EMPLOYEES

     As of July 31, 1996, the Company had approximately 10,000 employees, less
than 1% of whom were represented by unions.   The Company considers its
relations with its employees to be good.

     This Annual Report on Form 10-K contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to its management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of the general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; competition in the jewelry business which is fragmented; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 2.  PRINCIPAL PROPERTIES

     The Company occupies a corporate headquarters facility, completed in March 1984 with 430,000 square feet. The Company amended and extended its corporate headquarters lease effective at the expiration of the current five-year lease. The lease will extend through September 2008. The facility is located on a 17-acre tract in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company owns 33 acres of land surrounding the corporate headquarters facility and a 120,000 square foot warehouse in Dallas, Texas.

     The Company also leases four credit centers located in Clearwater, Florida (30,000 square feet), Tempe, Arizona (24,200 square feet), San Juan, Puerto Rico (2,900 square feet) and Guam (556 square feet) and one national collections center located in San Marcos, Texas (9,000 square feet).

     The Company rents most of its retail spaces, other than the Diamond Park Division leased locations, under leases that generally range from five to ten years and may contain minimum rent escalations. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores' gross sales.

     The following table indicates the expiration dates of the current terms of the Company's leases as of July 31, 1996:


                                                     DIAMOND
  TERM EXPIRES        ZALES    GORDON'S     GUILD      PARK           PERCENTAGE
IN CALENDAR YEARS   DIVISION   DIVISION   DIVISION   DIVISION   TOTAL  OF TOTAL
-----------------   --------   --------   --------   --------   -----  ---------
 1997 and prior        110        71         23         72        276      23%
 1998                   75        52         11         16        154      13%
 1999                   66        37         17          0        120      10%
 2000                   46        21         11         29        107       9%
 2001 and
   thereafter          285       142         50         57        534      45%
                       ---       ---        ---        ---      -----     ----
 Total number of
   leases              582       323        112        174      1,191     100%
                       ---       ---        ---        ---      -----     ----
                       ---       ---        ---        ---      -----     ----

     Management believes substantially all of the store leases expiring in 1997 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases.


ITEM 3.  LEGAL PROCEEDINGS

     JEWEL RECOVERY, L.P. Pursuant to the plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"), Zale assigned certain claims and causes of action and advanced $3.0 million to Jewel Recovery, L.P., a limited partnership ("Jewel Recovery") which was formed upon Zale's emergence from bankruptcy. The sole purpose of Jewel Recovery is to prosecute and settle such assigned claims and causes of action. The general partner of Jewel Recovery is Jewel Recovery, Inc., a subsidiary of the Company. Its limited partners are holders of various unsecured claims against Zale. The $3.0 million advance was fully reserved as of the effective date as its collectibility was uncertain.

     Jewel Recovery has pursued certain claims and has been awarded significant recoveries against third parties. During the first quarter of fiscal year 1996, Zale was notified that it would recover its $3.0 million advance to Jewel Recovery. The $3.0 million advance was repaid to Zale in December 1995.

     In addition, the Company has agreed to indemnify certain parties to litigation settlements entered into by the Company in connection with the plan against certain cross-claims, similar third-party claims or costs of defending such claims brought against such parties. At October 16, 1996, no material claims had been asserted against the Company for such indemnification.

     OTHER. The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors, each to serve until his successor is elected and qualified, or until his earlier resignation, removal from office or death.

     ROBERT J. DINICOLA, Age 49.
     CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND DIRECTOR

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

     MERRILL J. WERTHEIMER, Age 57.
     EXECUTIVE VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER

     Mr. Wertheimer was appointed Executive Vice President - Finance and Administration on January 27, 1995 and re-assumed the role of Chief Financial Officer on June 27, 1996 following the resignation of the former Senior Vice President and Chief Financial Officer. Currently, Mr. Wertheimer oversees all financial responsibilities of the Company. From June 1991 through January 1995, he served as Senior Vice President and Controller of the Company. From February 1990 to May 1991, Mr. Wertheimer served as President and Chief Executive Officer of Henry Silverman Jewelers. Mr. Wertheimer served as Senior Vice President of the Company from September 1987 to October 1989 and also served as Chief Financial Officer of the Company from March 1987 to October 1989.

     BERYL B. RAFF, Age 45.
     SENIOR VICE PRESIDENT AND PRESIDENT, ZALES DIVISION

     Ms. Raff joined the Company on November 21, 1994 as President of the Zales Division. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy's East with responsibilities for its jewelry business in a twelve state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy's South/Bullocks. Prior to 1988, Ms. Raff had seventeen years of retailing and merchandising experience with the Emporium and Macy's department stores.


     MARY L. FORTE, Age 45
     SENIOR VICE PRESIDENT AND PRESIDENT, GORDON'S DIVISION

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

     PAUL G. LEONARD, Age 41.
     SENIOR VICE PRESIDENT AND PRESIDENT, GUILD DIVISION

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

     MAX A. BROWN, Age 67.
     SENIOR VICE PRESIDENT AND PRESIDENT, DIAMOND PARK DIVISION

     Mr. Brown has been President of the Company's Diamond Park Division since January 11, 1993. From July 1989 to January 1993, Mr. Brown was Vice President and General Manager of the Diamond Park Division. Prior to 1989, he served as the Director of Stores for the Diamond Park Division.

     SUE E. GOVE, Age 38.
     SENIOR VICE PRESIDENT, TREASURER

     Ms. Gove was appointed Senior Vice President and Treasurer on September 9, 1996. From January 1996 to September 1996, she held the position of Senior Vice President, Corporate Planning and Analysis. From February

     1989 through January 1996, she served as Vice President, Corporate Planning and Analysis. Ms. Gove joined the Company in 1980 and served in numerous assignments until her appointment to Vice President in 1989.

     GREGORY HUMENESKY, Age 45
     SENIOR VICE PRESIDENT, HUMAN RESOURCES

     Mr. Humenesky was appointed Senior Vice President, Human Resources on April 15, 1996. From January 1995 to April 1996 he held the position of Vice President, Personnel Development and Staffing for the Company. For eight years prior to joining the Company, Mr. Humenesky was Senior Vice President, Human Resources for Macy's West. From June 1973 to February 1987, Mr. Humenesky held senior level Human Resources positions within the Macy's organization.

     PAUL D. KANNEMAN, Age 39
     SENIOR VICE PRESIDENT AND CHIEF INFORMATION OFFICER

     Mr. Kanneman joined the Company on November 14, 1994 as Chief Information Officer. From July 1993 to November 1994, Mr. Kanneman was an Associate Partner with Andersen Consulting LLP. Mr. Kanneman was a Principal from August 1991 to July 1993, and a Senior Associate from August 1989 to July 1991 with Booz, Allen & Hamilton, Inc.

     ERVIN G. POLZE, Age 44.
     SENIOR VICE PRESIDENT, OPERATIONS

     Mr. Polze was appointed Senior Vice President, Operations on January 17, 1996. From February 1995 through January 1996, he served as Vice President, Operations. He held the position of Vice President, Controller from March 1988 through February 1995. Mr. Polze joined the Company in January 1983 and served in several assignments until his appointment to Vice President in March 1988.

     ALAN P. SHOR, Age 37.
     SENIOR VICE PRESIDENT, ADMINISTRATION, GENERAL COUNSEL AND SECRETARY

     Mr. Shor joined the Company on June 5, 1995 as Senior Vice President, General Counsel and Secretary. During fiscal 1996, Mr. Shor assumed additional responsibilities in the area of administration including loss prevention, real estate and property development. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1996 on page 32 under the caption "Common Stock Information," and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1996 on page 13 under the caption "Selected Financial Data," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1996 on pages 14 through 17 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the registrant's Annual Report to Stockholders for the year ended July 31, 1996 on pages 18 through 31, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors and Section 16(a) Reporting is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on October 30, 1996
under the captions "Proposal No. 1:   Election of Directors," on pages 4 through
6, and "Section 16(a) Reporting," on page 22, and is incorporated herein by reference. See also "EXECUTIVE OFFICERS OF THE REGISTRANT" appearing in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on October 30, 1996 under the caption "Executive and Director Compensation," on pages 12 through 17, and, except as stated in the next sentence, is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion in such Proxy Statement under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on October 30, 1996 under the caption "Outstanding Voting Securities of the Company and Principal Holders Thereof," on pages 2 to 3, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on October 30, 1996 under the caption "Related Party Transactions," on page 17, and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

     (1)  FINANCIAL STATEMENTS

          See Item 8 on page 12.

     (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES                      PAGE
                                                                     NUMBER

          Report of Independent Public Accountants                     17

          Schedule II -   Valuation and Qualifying Accounts            18

          All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.


     (3)  EXHIBITS

          2.1 Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Zale Corporation and its Affiliated Debtors, dated March 22, 1993 (Exhibit T3E-1). (1)

          2.2 Motion to Approve Amendments to the Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Zale Corporation and its Affiliated Debtors, dated May 19, 1993 (Exhibit 2.6). (2)

          2.3 Order Approving Amendments to the Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Zale Corporation and its Affiliated Debtors, dated May 20, 1993 (Exhibit 2.7). (2)

          3.1 Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993. (3)

          3.2 Amended and Restated Bylaws of Zale Corporation, dated July 30, 1993. (7)

          4.1 Warrant Agreement, dated as of July 30, 1993, between Zale Corporation and The First National Bank of Boston, as warrant agent, governing the Warrants to Purchase Common Stock, Series A.
               (3)

          4.2 Indenture, dated as of July 1, 1994, among Zale Funding Trust, as Issuer and Bankers Trust Company, as Indenture Trustee. (6)

          4.3 Purchase and Servicing Agreement, dated as of July 1, 1994, among Zale Funding Trust, Diamond Funding Corp., Zale Delaware, Inc., and Jewelers Financial Services, Inc. (6)

       4.4 Revolving Credit Agreement, dated as of August 11, 1995, among Zale Corporation, Zale Delaware, Inc., the lending institutions set forth therein, and The First National Bank of Boston, as Agent for such lenders. (6)

       4.5 Amended and Restated Lender Security Agreement, dated as of August 11, 1995, among Zale Delaware, Inc., Zale Corporation, and The First National Bank of Boston, as collateral agent. (6)

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

  *    10.8a  Amendment to The Executive Severance Plan for Zale
              Corporation and Its Affiliates effective May 20, 1995. (7)

  *    10.9   Employment Agreement, dated as of December 22, 1993, between Zale
              Corporation and Larry Pollock.  (4)

  *   10.10   Employment Agreement, dated as of March 14, 1994, between
              Zale Corporation and Robert DiNicola.  (5)

      10.11 Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale Corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992. (7)

      10.11a First Lease Amendment and Agreement between Principal Mutual Life Insurance Company and Zale Delaware, Inc., dated as of February 1, 1996. (7)

          11  Statement re computation of per share earnings.  (7)

          13  Incorporated   Portions   of   the  Annual   Report to
              Stockholders  for   the year ended  July  31, 1996.  (7)

          21  Subsidiaries of the registrant.  (7)

          23  Consent of Independent Public Accountants.  (7)

          27  Financial data schedule.  (7)


------------------------

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

          (6) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

          (7)  Filed herewith.

           *   Management Contracts and Compensatory Plans.


     (4)  REPORTS ON FORM 8-K


          Reports on Form 8-K were filed during the quarter ended July 31, 1996.

          1. A report on Form 8-K dated July 1, 1996, was filed by the Company announcing the resignation of Thomas E. Whiddon as Senior Vice President and Chief Financial Officer and that Merrill J. Wertheimer would re-assume the title of Chief Financial Officer.

          2. A report on Form 8-K dated July 16, 1996, was filed by the Company announcing the implementation of the Zale Delaware, Inc. Supplemental Executive Retirement Plan.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 22 day of October, 1996.

                              ZALE CORPORATION

                              By: /s/   ROBERT J. DINICOLA
                                  --------------------------------------------
                                   Robert J. DiNicola
                                   Chairman of the Board and Chief Executive
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                            TITLE                                   DATE
          ---------                            -----                                   ----
 /s/ ROBERT J. DINICOLA           Chairman of the Board and Chief                    October 22, 1996
---------------------------       Executive Officer (principal
     Robert J. DiNicola           executive officer of the
                                  registrant)

 /s/ MERRILL J. WERTHEIMER        Executive Vice President - Finance                 October 22. 1996
---------------------------       and Chief Financial Officer
     Merrill J. Wertheimer        (principal financial officer of
                                  the registrant)

 /s/ SUE E. GOVE                  Senior Vice President and Treasurer                October 22, 1996
---------------------------
     Sue E. Gove


 /s/ MARK R. LENZ                 Vice President and Controller                      October 22, 1996
---------------------------       (principal accounting officer
     Mark R. Lenz                 of the registrant)

 /s/ GLEN ADAMS                   Director                                           October 22, 1996
---------------------------
     Glen Adams

 /s/ FRANK E. GRZELECKI           Director                                           October 22, 1996
---------------------------
     Frank E. Grzelecki


 /s/ ANDREA JUNG                  Director                                           October 22, 1996
---------------------------
     Andrea Jung


 /s/ RICHARD C. MARCUS            Director                                           October 22, 1996
---------------------------
     Richard C. Marcus


 /s/ ANDREW H. TISCH              Director                                           October 22, 1996
---------------------------
     Andrew H. Tisch


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Zale Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Zale Corporation (a Delaware corporation) and subsidiaries' Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our reports thereon dated September 9, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
September 9, 1996

                                                                    SCHEDULE II

                         ZALE CORPORATION AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT           ADDITIONS                       BALANCE AT
                                             BEGINNING           CHARGED TO                          END
                                             OF PERIOD            EARNINGS        DEDUCTIONS      OF PERIOD
                                            -----------          -----------      ----------      -----------

                                                           (AMOUNTS IN THOUSANDS)

Fiscal year ended July 31, 1996
     Allowance for doubtful accounts         $42,596              $ 53,508           $44,702(1)       $51,402

Fiscal year ended July 31, 1995
     Allowance for doubtful accounts          42,708                41,696            41,808(1)        42,596

Fiscal year ended July 31, 1994
     Allowance for doubtful accounts          54,353                36,163           47,808 (1)        42,708


(1)  Accounts written off, less recoveries and other adjustments.

                                 INDEX TO EXHIBITS
    EXHIBIT
    NUMBER                            EXHIBIT
    ------                            -------
       2.1 Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Zale Corporation and its Affiliated Debtors, dated March 22, 1993 (Exhibit T3E-1). (1)

       2.2 Motion to Approve Amendments to the Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Zale Corporation and its Affiliated Debtors, dated May 19, 1993 (Exhibit 2.6). (2)

       2.3 Order Approving Amendments to the Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Zale Corporation and its Affiliated Debtors, dated May 20, 1993 (Exhibit 2.7). (2)

       3.1 Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993. (3)

       3.2 Amended and Restated Bylaws of Zale Corporation, dated July 30, 1993. (7)

       4.1 Warrant Agreement, dated as of July 30, 1993, between Zale Corporation and The First National Bank of Boston, as warrant agent, governing the Warrants to Purchase Common Stock, Series A.
              (3)

       4.2 Indenture, dated as of July 1, 1994, among Zale Funding Trust, as Issuer and Bankers Trust Company, as Indenture Trustee. (6)

       4.3 Purchase and Servicing Agreement, dated as of July 1, 1994, among Zale Funding Trust, Diamond Funding Corp., Zale Delaware, Inc., and Jewelers Financial Services, Inc. (6)

       4.4 Revolving Credit Agreement, dated as of August 11, 1995, among Zale Corporation, Zale Delaware, Inc., the lending institutions set forth therein, and The First National Bank of Boston, as Agent for such lenders. (6)

       4.5 Amended and Restated Lender Security Agreement, dated as of August 11, 1995, among Zale Delaware, Inc., Zale Corporation, and The First National Bank of Boston, as collateral agent. (6)

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

  *   10.6    Severance and Settlement Agreement, dated as of December 3, 1993, between Zale Corporation and E. Peter Healey.  (4)

                                 INDEX TO EXHIBITS
   EXHIBIT
   NUMBER                             EXHIBIT
   ------                             -------



  *   10.7    Severance and Settlement Agreement, dated as of May 15, 1995, between Zale Corporation and  Dolph B. Simon.  (6)

  *   10.8    The Executive Severance Plan for Zale Corporation and Its
              Affiliates, as amended and restated as of February 10, 1994.  (4)

  *   10.8a   Amendment to The Executive Severance Plan for Zale
              Corporation and Its Affiliates effective May 20, 1995. (7)

  *   10.9    Employment Agreement, dated as of December 22, 1993, between Zale
              Corporation and Larry Pollock.  (4)

  *   10.10   Employment Agreement, dated as of March 14, 1994, between
              Zale Corporation and Robert DiNicola.  (5)

      10.11 Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale Corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992. (7)

      10.11a First Lease Amendment and Agreement between Principal Mutual Life Insurance Company and Zale Delaware, Inc., dated as of February 1, 1996. (7)

      11      Statement re computation of per share earnings.  (7)

      13      Incorporated   Portions   of   the  Annual   Report to
              Stockholders  for   the year ended  July  31, 1996.  (7)

      21      Subsidiaries of the registrant.  (7)

      23      Consent of Independent Public Accountants.  (7)

      27      Financial data schedule.  (7)

------------------------

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

                                 INDEX TO EXHIBITS



          (5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended March 31, 1994, and incorporated herein by reference.

          (6) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

          (7)  Filed herewith.

               *   Management Contracts and Compensatory Plans.