Form 10-Q
period 1996-10-31
ZALE CORP
filed 1996-12-16
CIK 109156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1996
                               ---------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


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

                                 (972) 580-4000
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 1996, 35,242,958 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index



Part 1.   Financial Information:                                     Page
                                                                     ----
Item 1.   Financial Statements

          Consolidated Statements of Operations                        3

          Consolidated Balance Sheets                                  4

          Consolidated Statements of Cash Flows                        5

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

Part II.  Other Information:                                          11

Item 4.   Submission of Matters to a Vote of Security Holders         11

Item 6.   Exhibits and Reports on Form 8-K                            11

Signature                                                             12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended
                                                                October 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
Net Sales                                                   $230,779   $214,274
Cost of Sales                                                120,044    110,170
                                                            --------   --------
      Gross Margin                                           110,735    104,104
Selling, General and Administrative Expenses                 101,719     98,769
Depreciation and Amortization Expense                          2,810      1,075
Unusual Items - Reorganization Recoveries                        ---     (4,486)
                                                            --------   --------
Operating Earnings                                             6,206      8,746
Interest Expense, Net                                          7,998      6,906
                                                            --------   --------
Earnings (Loss) Before Income Taxes
  and Extraordinary Item                                      (1,792)     1,840

Income Taxes                                                    (654)       653
                                                            --------   --------
Earnings (Loss) Before Extraordinary Item                     (1,138)     1,187
Extraordinary Item:
  Loss on Early Extinguishment of Debt,
      Net of Income Tax Benefit of $(603)                        ---     (1,096)
                                                            --------   --------
Net Earnings (Loss)                                         $ (1,138)  $     91
                                                            --------   --------
                                                            --------   --------

Earnings (Loss) Per Common Share:
  Primary:
       Earnings (Loss) Before Extraordinary Item            $  (0.03)  $   0.03
       Extraordinary Item                                        ---      (0.03)
                                                            --------   --------
       Net Earnings (Loss)                                  $  (0.03)  $   0.00
                                                            --------   --------
                                                            --------   --------

  Assuming Full Dilution:
       Earnings (Loss) Before Extraordinary Item            $  (0.03)  $   0.03
       Extraordinary Item                                        ---      (0.03)
                                                            --------   --------
       Net Earnings (Loss)                                  $  (0.03)  $   0.00
                                                            --------   --------
                                                            --------   --------

Weighted Average Number of Common
  Shares Outstanding:
       Primary                                                35,217     36,291
       Assuming Full Dilution                                 35,217     36,339






               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   OCTOBER 31,        JULY 31,
                                                      1996             1996
                                                   -----------      -----------
                                                   (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                        $    55,973      $    50,046
  Customer Receivables, Net                            423,185          419,877
  Merchandise Inventories                              602,607          457,862
  Other Current Assets                                  41,803           25,535
                                                   -----------      -----------
Total Current Assets                                 1,123,568          953,320

Property and Equipment, Net                            120,750          108,254
Other Assets                                            43,777           45,737
Deferred Tax Asset, Net                                 56,500           56,500
                                                   -----------      -----------
Total Assets                                       $ 1,344,595      $ 1,163,811
                                                   -----------      -----------
                                                   -----------      -----------

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                $        10      $        26
  Accounts Payable and Accrued Liabilities             242,891          145,794
  Deferred Tax Liability, Net                           32,000           32,000
                                                   -----------      -----------
Total Current Liabilities                              274,901          177,820

Non-current Liabilities                                 34,693           34,627
Long-term Debt                                         490,736          404,328
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                         69,304           70,778
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                          ---              ---
  Common Stock                                             353              352
  Additional Paid-In Capital (Includes
    Stock Warrants)                                    382,616          383,042
  Unrealized Gains on Securities                         1,279            1,013
  Accumulated Earnings                                  90,713           91,851
                                                   -----------      -----------
Total Stockholders' Investment                         474,961          476,258
                                                   -----------      -----------
Total Liabilities and Stockholders' Investment     $ 1,344,595      $ 1,163,811
                                                   -----------      -----------
                                                   -----------      -----------

               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS   THREE MONTHS
                                                                   ENDED         ENDED
                                                                OCTOBER 31,    OCTOBER 31,
                                                                   1996           1995
                                                               ------------   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                           $  (1,138)     $       91
  Non cash expenses, gains and losses:
    Depreciation and amortization expense                           3,155           1,411
    Tax benefit of interperiod loss                                  (772)           ---
    Utilization of pre-emergence net operating loss                   ---               3
    Unusual item - reorganization recovery                            ---          (3,000)
 Other adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Extraordinary loss on early extinguishment of debt                ---           1,699
    Changes in:
      Customer receivables, net                                    (3,308)          3,724
      Merchandise inventories                                    (144,745)       (119,515)
      Other current assets                                        (16,268)         (5,694)
      Other assets                                                     (7)            560
      Accounts payable and accrued liabilities                     97,097          96,424
      Non-current liabilities                                          66             823
                                                                ---------      ----------
Net Cash Used in Operating Activities                             (65,920)        (23,474)
                                                                ---------      ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (16,843)        (15,160)
  Dispositions of property and equipment                               14             367
  Other                                                             1,948             225
                                                                ---------      ----------
Net Cash Used in Investing Activities                             (14,881)        (14,568)
                                                                ---------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                          (17)        (61,191)
  Net borrowings under revolving credit agreement                  86,400          28,600
  Payment for redemption of Series B Warrants                         ---          (9,264)
  Payment of prepayment penalty and other related costs
   on early extinguishment of debt                                    ---          (1,699)
  Debt issue and capitalized financing costs                          ---            (618)
  Proceeds from exercise of stock options                             347              37
  Other                                                                (2)            ---
                                                                ---------      ----------
Net Cash Provided by (Used in) Financing Activities                86,728         (44,135)
                                                                ---------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents                5,927         (82,177)
                                                                ---------      ----------
Cash and Cash Equivalents at Beginning of Period                   50,046         154,905
                                                                ---------      ----------
Cash and Cash Equivalents at End of Period                      $  55,973      $   72,728
                                                                ---------      ----------
                                                                ---------      ----------


               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

Supplemental cash flow information:
                                                THREE MONTHS   THREE MONTHS
                                                    ENDED          ENDED
                                                 OCTOBER 31,    OCTOBER 31,
                                                    1996            1995
                                                ------------    -----------

  Interest paid                                  $  7,869        $ 11,569
  Interest received                              $    480        $  1,752
  Income taxes paid (net of refunds received)    $    147        $    378
  Restricted cash - at period end date           $ 35,439        $ 67,371






See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------
BASIS OF PRESENTATION

     Zale Corporation (the "Company"), founded in 1924, is the largest specialty retailer of fine jewelry in the United States in terms of both retail sales and number of stores. The Company had sales of $230.8 million for the three months ended October 31, 1996 and 1,223 locations at October 31, 1996 throughout the United States, Guam and Puerto Rico, primarily in regional shopping malls. The Company conducts business through four distinct divisions. The Zales-Registered Trademark- Division, with 598 stores, represents the Company's national brand and is focused on a broad range of mainstream consumers. The Gordon's-SM-Division operates 325 stores and is being positioned as a major regional jeweler focusing on twelve regional markets and offering merchandise that is more contemporary and targeted at regional tastes. The Bailey, Banks & Biddle Division, formerly the Guild Division, operates 119 upscale jewelry stores under the Bailey, Banks & Biddle-Registered Trademark- and other locally established names. The Diamond Park Division manages 177 leased fine jewelry departments in several major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian. In addition, the Company operates four outlet stores.

     The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries as of and for the three month period ended October 31, 1996. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In managements' opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the 1996 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996. The classifications in use at October 31, 1996 have been applied to the financial statements for July 31, 1996 and October 31, 1995.

     The results of operations for the three month periods ended October 31, 1996 and 1995, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

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

     Additionally, Shawmut Bank ("Shawmut") was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. During fiscal 1996, Shawmut provided Zale with information on creditors whose claim rights have terminated. As a result, during the fiscal year 1996, Zale recovered cash funds of approximately $1.5 million held by Shawmut related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre-confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items in the Company's first quarter of fiscal 1996 and are reflected on the Consolidated Statements of Operations for the three month period ended October 31, 1995 and had an after-tax impact of $0.08 per share.

ITEM 2.

                        ZALE CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report.

RESULT OF OPERATIONS

     The following table sets forth certain financial information from the Company's unaudited Consolidated Statements of Operations expressed as a percentage of net sales.


                                                   Three Months Ended
                                                       October 31,
                                                  ---------------------
                                                   1996           1995
                                                  ------         ------

Net Sales                                         100.0%         100.0%
Cost of Sales                                      52.0           51.4
                                                  ------         ------
  Gross Margin                                     48.0           48.6
Selling, General and Administrative Expenses       44.1           46.1
Depreciation and Amortization Expense               1.2            0.5
Unusual Items - Reorganization Recoveries           ---           (2.1)
                                                  ------         ------
Operating Earnings                                  2.7            4.1
Interest Expense, Net                               3.5            3.2
                                                  ------         ------
Earnings (Loss) Before Income Taxes
  and Extraordinary Item                           (0.8)           0.9
Income Taxes                                       (0.3)           0.3
                                                  ------         ------
 Earnings (Loss) Before Extraordinary Item         (0.5)           0.6
Extraordinary Item:
  Loss on Early Extinguishment of
    Debt, Net of Income Taxes                       ---            0.5
                                                  ------         ------
Net Earnings (Loss)                                (0.5)%          0.1%
                                                  ------         ------
                                                  ------         ------

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

     NET SALES. Net Sales for the three months ended October 31, 1996 increased by $16.5 million to $230.8 million, a 7.7 percent increase compared to the previous year. The sales increase primarily resulted from new stores as well as enhanced merchandise assortments, successful product promotions and strong execution of store programs. Sales for stores open for comparable periods increased by 4.0 percent.

     GROSS MARGIN. Gross Margin as a percentage of net sales decreased by 0.6 percent primarily due to the continuing transition of sales and inventory mix to more key item merchandise to generate increased volume and achieve greater market penetration and a greater emphasis on watches and diamond solitaires, resulting in a product mix with lower gross margins. These merchandise categories have a lower gross margin rate on average compared to other merchandise.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.0 percent as a percentage of net sales. Store expenses decreased by 0.9 percent due to store payroll increasing at a slower rate than sales, lower packaging expenses and increased income from extended warranty contracts. Bad debt expense was flat relative to sales resulting in a 0.3 percent improvement as a percentage of sales. In addition,
0.4 percent of the improvement was due to higher income from credit insurance operations principally as a result of gains on sales of investments.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, EXTRAORDINARY ITEM AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items were $9.0 million and $5.3 million for the three months ended October 31, 1996 and 1995, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.7 million. Amortization of the Excess of Revalued Net Assets Over Stockholders' Investment was $1.5 million in both periods. However, depreciation and amortization of property and equipment increased from $2.5 million to $4.2 million as new assets have been purchased in connection with the Company's store expansion and remodeling programs.

     UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the three month period ended October 31, 1995. There were no unusual items for the current year quarter. See the note to the Consolidated Financial Statements "UNUSUAL ITEMS - REORGANIZATION RECOVERIES."

     INTEREST EXPENSE, NET. Interest Expense, Net was $8.0 million and $6.9 million for the three months ended October 31, 1996 and 1995, respectively.
The increase in interest expense is primarily due to higher borrowings under the Revolving Credit Agreement and a reduction in interest income due to lower average balances in short-term investments.

     INCOME TAXES. The income tax (benefit) expense for the three month periods ended October 31, 1996 and 1995 was $(0.7) million and $0.7 million, respectively, reflecting an effective tax rate of 36.5 percent and 35.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1996, the Company had a NOL carryforward (after limitations) of approximately $324 million.

     EXTRAORDINARY ITEM. The extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, for the three month period ended October 31, 1995 was the result of the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, and debt service. As of October 31, 1996, the Company had cash and cash equivalents of $56.0 million, including $35.4 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent and 41.2 percent of the Company's annual sales were made during the three months ended January 31, 1996 and 1995, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     The Company, through Zale Funding Trust, a limited purpose Delaware business trust formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding pursuant to a Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and mature in July 1999.

     The Company has a three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of loans outstanding under the Revolving Credit Agreement exceed the lesser of the total commitment of $150.0 million and a defined borrowing base ($266.6 million at October 31, 1996, based on a fixed percentage of eligible inventory, as defined).

     Under its growth strategy, the Company plans to open approximately 200 new stores during fiscal 1997 and 1998. These stores are expected to solidify the Company's core mall business by filling in markets where the Company is currently under-represented. The Company has opened 63 new stores in the first four months of fiscal 1997. This growth strategy follows a period where the Company remodeled or refurbished over 500 of its key existing locations. Additionally, the Company plans significant upgrades to its management information systems over the next several years. The Company anticipates spending approximately $61.0 million on capital expenditures in fiscal year 1997, a 25 percent increase over fiscal 1996. Fiscal 1997 capital expenditures are principally scheduled for the fall in order to have new or renovated stores ready for the Christmas selling season and in the spring prior to Mother's Day. During the quarter ended October 31, 1996, the Company made approximately $16.8 million in capital expenditures, a significant portion of which was used to open 34 new stores.

     There has been an increase of approximately $108 million, or 22 percent, in owned merchandise inventories at October 31, 1996 compared to the balance at October 31, 1995. The increase in inventory levels is a result of new store growth, improving the depth and breadth of merchandise available in the stores to accommodate increasing sales and seasonal purchasing programs being in place earlier in the current year. As a result of the inventory position and increased capital expenditures, the Company had outstanding borrowings of $110.0 million under the Revolving Credit Agreement at October 31, 1996, compared to $28.6 million at October 31, 1995.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal 1996 was approximately $23 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. As of July 31, 1996, the Company had an NOL (after limitations) of approximately $324 million, which represents up to $126 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement and amounts available under the Receivables Securitization Facility should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements.

     This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to its management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; competition in the jewelry business which is fragmented; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1996.

INFLATION

     In management's opinion, changes in Net Sales and Net Earnings (Loss) that have resulted from inflation and changing prices have not been material. There is no assurance; however, that inflation will not materially affect the Company in the future.

Part II. - Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders

(a) On October 30, 1996, the Annual Meeting of Stockholders of the Company was held at the Company's headquarters located in Irving, Texas. There were 35,209,433 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)  The following directors were elected:

     Name of Nominee                    Votes For       Votes Withheld
     ---------------                    ---------       --------------
     Robert J. DiNicola                 29,494,109          75,583
     Glen Adams                         29,498,221          71,471
     Andrea Jung                        29,495,964          73,728
     Richard C. Marcus                  29,496,402          73,290
     Andrew H. Tisch                    29,498,180          71,512

(c) The adoption of the amendment to the Zale Corporation Omnibus Stock Incentive Plan was ratified with 28,565,647 votes for, 773,455 votes against, 80,216 abstentions and 150,374 broker non-votes.

(d) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 1997 was ratified with 29,509,717 votes for, 21,109 votes against and 38,866 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Part I Exhibits -

     11 Statement re computation of per share earnings.

     27 Financial data schedule.

     Part II Exhibits -

      3    Amended Bylaws of Zale Corporation, dated November 1, 1996.

*    10    Employment Agreement, approved by the Board of Directors on
           October 30, 1996, and dated as of August 1, 1996, between Zale Corporation and Robert DiNicola.

*    10.1  Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between  Zale Corporation and Andrea Jung.

*    Management Contracts and Compensatory Plans.

(b)  Form 8-K-

     None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ZALE CORPORATION
                                           --------------------------
                                                 (Registrant)



Date   December 13, 1996                   /s/ MARK R. LENZ
                                           --------------------------
                                           Mark R. Lenz
                                           Vice-President and Controller

                              INDEX TO EXHIBITS


Exhibit Number
--------------
      3         Amended Bylaws of Zale Corporation, dated November 1, 1996.

     10 Employment Agreement, approved by the Board of Directors on October 30, 1996, and dated as of August 1, 1996, between Zale Corporation and Robert DiNicola.

     10.1 Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation and Andrea Jung.

     11         Statement re computation of per share earnings.

     27         Financial data schedule.