Form 10-Q
period 1997-01-31
ZALE CORP
filed 1997-03-11
CIK 109156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1997
                              -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1997, 34,967,550 shares of the registrant's common stock were outstanding.


================================================================================

                       ZALE CORPORATION AND SUBSIDIARIES

                                     Index
                                                                       Page
                                                                       ----
Part 1.  Financial Information:

Item 1.  Financial Statements

         Consolidated Statements of Operations                            3

         Consolidated Balance Sheets                                      4

         Consolidated Statements of Cash Flows                            5

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II. Other Information:                                              12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signature                                                                13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended          Six Months Ended
                                                        January 31,               January 31,
                                                  -----------------------    ------------------------
                                                      1997         1996         1997          1996
                                                  ----------   ----------    ---------    -----------
Net Sales                                          $505,083      $451,962     $735,862      $666,236
Cost of Sales                                       256,771       226,010      376,815       336,180
                                                   --------      --------     --------      --------
      Gross Margin                                  248,312       225,952      359,047       330,056
Selling, General and
    Administrative Expenses                         154,210       144,602      255,929       243,371
Depreciation and Amortization Expense                 3,346         1,580        6,156         2,655
Unusual Items - Reorganization Recoveries              ---           ---          ---         (4,486)
                                                   --------      --------     --------      --------
Operating Earnings                                   90,756        79,770       96,962        88,516
Interest Expense, Net                                 9,501         8,036       17,499        14,942
                                                   --------      --------     --------      --------
Earnings Before Income Taxes and
    Extraordinary Item                               81,255        71,734       79,463        73,574

Income Taxes                                         29,740        25,500       29,086        26,153
                                                   --------      --------     --------      --------
Earnings Before Extraordinary Item                   51,515        46,234       50,377        47,421
Extraordinary Item:
    Loss on Early Extinguishment of Debt,
        Net of Income Tax Benefit of $(603)           ---           ---          ---          (1,096)
                                                   --------      --------     --------      --------
Net Earnings                                       $ 51,515      $ 46,234     $ 50,377      $ 46,325
                                                   ========      ========     =========     ========

Earnings Per Common Share:
    Primary:
         Earnings Before Extraordinary Item        $   1.41      $   1.27     $   1.37      $   1.31

         Extraordinary Item                            ---           ---         ---           (0.03)
                                                   --------      --------     --------      --------
         Net Earnings                              $   1.41      $   1.27     $   1.37      $   1.28
                                                   ========      ========     ========      ========

    Assuming Full Dilution:
         Earnings Before Extraordinary Item        $   1.41      $   1.27     $   1.37      $   1.31
         Extraordinary Item                            ---           ---         ---           (0.03)
                                                   --------      --------     --------      --------
         Net Earnings                              $   1.41      $   1.27     $    1.37     $   1.28
                                                   ========      ========     =========     ========


Weighted Average Number of Common
    Shares Outstanding:
         Primary                                     36,606        36,336        36,781       36,320
         Assuming Full Dilution                      36,604        36,314        36,779       36,308





              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                              JANUARY 31,       JULY 31,       JANUARY 31,
                                                                 1997            1996             1996
                                                              -----------      ----------      -----------
                                                              (UNAUDITED)                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                   $   26,918      $    50,046       $    41,373
  Customer Receivables, Net                                      499,094          419,877           452,855
  Merchandise Inventories                                        573,039          457,862           482,974
  Other Current Assets                                            26,404           25,535            30,989
                                                              ----------      -----------       -----------
Total Current Assets                                           1,125,455          953,320         1,008,191

Property and Equipment, Net                                      128,862          108,254            95,054
Other Assets                                                      43,663           45,737            46,994
Deferred Tax Asset, Net                                           56,500           56,500            48,800
                                                              ----------      -----------       -----------
Total Assets                                                  $1,354,480      $ 1,163,811       $ 1,199,039
                                                              ===========     ============      ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                            $       5      $        26       $       850
  Accounts Payable and Accrued Liabilities                       169,385          145,794           159,861
  Deferred Tax Liability, Net                                     32,000           32,000            48,800
                                                              ----------      -----------       -----------
Total Current Liabilities                                        201,390          177,820           209,511

Non-current Liabilities                                           53,557           34,627            34,683
Long-term Debt                                                   495,549          404,328           425,763
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                                   67,829           70,778            73,727
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                   ---              ---              ---
  Common Stock                                                       355              352               350
  Additional Paid-In Capital (Includes
    Stock Warrants)                                              396,090          383,042           358,998
  Unrealized Gains on Securities                                   1,966            1,013             1,729
  Accumulated Earnings                                           142,228           91,851            94,278
                                                              ----------      -----------       -----------
                                                                 540,639          476,258           455,355
   Less Treasury Stock                                            (4,484)            ---               ---
                                                              ----------      -----------       -----------
Total Stockholders' Investment                                   536,155          476,258           455,355
                                                              ----------      -----------       -----------
Total Liabilities and Stockholders' Investment                $1,354,480      $ 1,163,811       $ 1,199,039
                                                              ==========      ===========       ===========





              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                     SIX MONTHS               SIX MONTHS
                                                                       ENDED                    ENDED
                                                                     JANUARY 31,              JANUARY 31,
                                                                       1997                     1996
                                                                     -----------              -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $  50,377                 $  46,325
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
      Depreciation and amortization expense                              6,849                     3,333
      Utilization of pre-emergence net operating loss                    8,773                    25,380
      Deferred income taxes                                             19,500                      ---
      Extraordinary loss on early extinguishment of debt                   ---                     1,699
 Changes in:
      Customer receivables, net                                        (79,217)                  (55,301)
      Merchandise inventories                                         (115,177)                  (99,851)
      Other current assets                                                (869)                   (6,707)
      Other assets                                                       2,078                      (327)
      Accounts payable and accrued liabilities                          23,591                    32,083
      Non-current liabilities                                             (570)                    2,013
                                                                    ----------                ----------
Net Cash Used in Operating Activities                                  (84,665)                  (51,353)
                                                                    ----------                ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (32,044)                  (27,968)
  Dispositions of property and equipment                                 2,414                       481
  Acquisition, net of cash acquired                                       ---                     (2,547)
  Other                                                                    192                      (110)
                                                                    ----------                ----------
Net Cash Used in Investing Activities                                  (29,438)                  (30,144)
                                                                    ----------                ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                               (19)                  (65,778)
  Net borrowings under revolving credit agreement                       91,200                    45,050
  Payment for redemption of Series B Warrants                             ---                     (9,264)
  Payment of prepayment penalty and other related costs
   on early extinguishment of debt                                        ---                     (1,699)
  Debt issue and capitalized financing costs                              ---                       (618)
  Proceeds from exercise of stock options                                  551                       274
  Purchase of treasury stock                                              (757)                     ---
                                                                    ----------                ----------
Net Cash Provided by (Used in) Financing Activities                     90,975                   (32,035)
                                                                    ----------                ----------

Net Decrease in Cash and Cash Equivalents                              (23,128)                 (113,532)
                                                                    ----------                ----------

Cash and Cash Equivalents at Beginning of Period                        50,046                   154,905
                                                                    ----------                ----------

Cash and Cash Equivalents at End of Period                          $   26,918                $   41,373
                                                                    ==========                ==========




              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                                     SIX MONTHS               SIX MONTHS
                                                                       ENDED                    ENDED
                                                                     JANUARY 31,              JANUARY 31,
                                                                       1997                     1996
                                                                     -----------              -----------
Supplemental cash flow information:
  Interest paid                                                     $    17,052              $   19,679
  Interest received                                                 $       779              $    2,419
  Income taxes paid (net of refunds received)                       $     1,029              $      594
  Restricted cash - at period end date                              $     3,635              $   24,582





              See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

       Zale Corporation (the "Company"), founded in 1924, is the largest specialty retailer of fine jewelry in the United States in terms of both retail sales and number of stores. The Company had sales of $505.1 million and $735.9 million for the three and six months ended January 31, 1997, respectively, and 1,249 locations at January 31, 1997 throughout the United States, Guam and Puerto Rico, primarily in regional shopping malls. The Company conducts business through four distinct divisions. The Zales(R) Division, with 618 stores, represents the Company's national brand and is focused on a broad range of mainstream consumers. The Gordon's(SM) Division operates 325 stores and is being positioned as a major regional jeweler focusing on twelve regional markets and offering merchandise that is more contemporary and targeted at regional tastes. The Bailey, Banks & Biddle Division, formerly the Guild Division, operates 120 upscale jewelry stores under the Bailey, Banks & Biddle(R) and other locally established names. The Diamond Park Division manages 182 leased fine jewelry departments in several major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian. In addition, the Company operates 4 outlet stores.

       The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries as of and for the three and six month periods ended January 31, 1997. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the 1996 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996. The classifications in use at January 31, 1997 have been applied to the financial statements for July 31, 1996 and January 31, 1996.

       The results of operations for the three and six month periods ended January 31, 1997 and 1996, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business.
Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

TREASURY STOCK

       In November 1996, the Company received approximately 191,000 shares of common stock from Shawmut approved for distribution to pre-confirmation creditors of the Company but not claimed by such pre-confirmation creditors valued on the date of receipt at $19.50 per share. This resulted in a $3.7 million increase to additional paid-in capital offset by an equal increase in treasury stock. The Company also received approximately 99,000 shares of common stock as part of its settlement of remaining pre-bankruptcy litigation for which the Company paid $0.8 million. The Company expects no additional significant recoveries of stock in the future.

ITEM 2

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

                                                               Three Months Ended         Six Months Ended
                                                                 January 31,               January 31,
                                                         ------------------------   -----------------------
                                                           1997             1996      1997            1996
                                                         --------         -------   -------          ------
Net Sales                                                  100.0%          100.0%      100.0%        100.0%
Cost of Sales                                               50.8            50.0        51.2          50.5
                                                           -----           -----       -----         -----
  Gross Margin                                              49.2            50.0        48.8          49.5
Selling, General and
  Administrative Expenses                                   30.5            32.0        34.8          36.5
Depreciation and Amortization
  Expense                                                    0.7             0.4         0.8           0.4
Unusual Items - Reorganization
  Recoveries                                                ---             ---         ---            0.7
                                                           -----           -----       -----         -----
Operating Earnings                                          18.0            17.6        13.2          13.3
Interest Expense, Net                                        1.9             1.8         2.4           2.2
                                                           -----           -----       -----         -----
Earnings Before Income Taxes
  and Extraordinary Item                                    16.1            15.8        10.8          11.1
Income Taxes                                                 5.9             5.6         4.0           3.9
                                                           -----           -----       -----         -----
 Earnings Before Extraordinary Item                         10.2            10.2         6.8           7.2
Extraordinary Item:
  Loss on Early Extinguishment of
    Debt, Net of Income Taxes                               ---             ---         ---           (0.2)
                                                           -----           -----       -----         -----
Net Earnings                                                10.2%           10.2%        6.8%          7.0%
                                                           =====           =====       =====         =====

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

         NET SALES. Net Sales for the three months ended January 31, 1997 increased by $53.1 million to $505.1 million, an 11.8 percent increase compared to the previous year. The sales increase primarily resulted from a 6.6 percent increase in stores open for comparable periods as well as sales from over 100 new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

         GROSS MARGIN.  Gross Margin as a percentage of net sales decreased by
0.8 percent primarily due to the Company's more competitive stance with regards to pricing as well as the transition to a higher quality, lower margin product mix at the Gordon's division, in connection with its repositioning as a more up-scale and contemporary retailer. The LIFO provision was $2.3 million and $0.6 million for the three months ended January 31, 1997 and 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.5 percent as a percentage of net sales. Store expenses decreased by 0.4 percent principally due to productivity improvement as a result of store payroll increasing at a slower rate than sales and increased income from extended warranty contracts. Corporate office expenses, principally payroll, were reduced resulting in a 0.5 percent improvement. Bad debt expense improved 0.4 percent as a percentage of net sales, as net chargeoffs decreased as a percentage of accounts receivable and the Company refined its bad debt reserve in recognition of an improving recovery trend. In addition, 0.2 percent of the improvement in selling, general and administrative expenses was due to income from the sale of property not being used in the Company's operations.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $94.1 million and $81.4 million for the three months ended January 31, 1997 and 1996, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.8 million. Depreciation and amortization of property and equipment increased from $3.0 million to $4.7 million primarily as new assets have been purchased since the fresh-start reporting write-off of substantially all fixed assets of the Company at July 31, 1993.

         INTEREST EXPENSE, NET. Interest Expense, Net was $9.5 million and $8.0 million for the three months ended January 31, 1997 and 1996, respectively. The increase in interest expense is primarily due to higher borrowings under the Revolving Credit Agreement, to fund new store growth as well as remodels and renovations, and a reduction in interest income due to lower average balances in short-term investments.

         INCOME TAXES. The income tax expense for the three month periods ended January 31, 1997 and 1996 was $29.7 million and $25.5 million, respectively, reflecting an effective tax rate of 36.6 percent and 35.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1996, the Company had a NOL carryforward (after limitations) of approximately $324 million.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996

        NET SALES. Net Sales for the six months ended January 31, 1997 increased by $69.6 million to $735.9 million, a 10.5 percent increase compared to the previous year. The sales increase primarily resulted from a 5.7 percent increase in stores open for comparable periods as well as sales from over 100 new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

         GROSS MARGIN.  Gross Margin as a percentage of net sales decreased by
0.7 percent primarily due to the Company's more competitive stance with regards to pricing as well as the transition to a higher quality, lower margin product mix at the Gordon's division, in connection with its repositioning as a more up-scale and contemporary retailer. The LIFO provision was $2.6 million and $0.9 million for the six months ended January 31, 1997 and 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.7 percent as a percentage of net sales. Store expenses decreased by 0.6 percent principally due to store payroll expense increasing at a lower rate than sales. Corporate expenses decreased by
0.3 percent of sales principally as a result of lower payroll costs. Bad debt expense was flat relative to sales resulting in a 0.5 percent improvement as a percentage of net sales. In addition, 0.2 percent of the improvement was due to income from the sale of property not being used in the Company's operations and higher income from credit insurance operations principally as a result of gains on sales of investments.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, EXTRAORDINARY ITEM AND UNUSUAL ITEMS. Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items were $103.1 million and $86.7 million for the six months ended January 31, 1997 and 1996, respectively.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $3.5 million. Depreciation and amortization of property and equipment increased from $5.6 million to $8.8 million primarily as new assets have been purchased since the fresh-start reporting write-off of substantially all fixed assets of the Company at July 31, 1993.

         UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the six month period ended January 31, 1996. There were no unusual items for the current year.

         INTEREST EXPENSE, NET. Interest Expense, Net was $17.5 million and $14.9 million for the six months ended January 31, 1997 and 1996, respectively. The increase in interest expense is primarily due to higher borrowings under the Revolving Credit Agreement, to fund new store growth as well as remodels and renovations, and a reduction in interest income due to lower average balances in short-term investments.

         INCOME TAXES. The income tax expense for the six month periods ended January 31, 1997 and 1996 was $29.1 million and $26.2 million, respectively, reflecting an effective tax rate of 36.6 percent and 35.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1996, the Company had a NOL carryforward (after limitations) of approximately $324 million.

         EXTRAORDINARY ITEM. The extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, for the six month period ended January 31, 1996 was the result of the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of January 31, 1997, the Company had cash and cash equivalents of $26.9 million, including $3.6 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent and 41.2 percent of the Company's annual sales were made during the three months ended January 31, 1996 and 1995, respectively, which includes the Christmas selling season. The decrease in 1996 versus 1995 is due to the Company's emphasis in developing and promoting other gift giving occasions throughout the year. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

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

         The Company has a three-year revolving credit agreement (the "Revolving Credit Agreement") which provides for revolving credit loans in an aggregate amount of up to $150.0 million, with a $30.0 million sublimit for letters of credit. At no time may the total amount of loans outstanding under the Revolving Credit Agreement exceed the lesser of the total commitment of $150.0 million and a defined borrowing base ($251.0 million at January 31, 1997, based on a fixed percentage of eligible inventory, as defined).

         Under its growth strategy, the Company plans to open approximately 200 new stores during fiscal 1997 and 1998. These stores are expected to solidify the Company's core mall business by filling in markets where the Company is currently under-represented. The Company has opened 73 new stores in the first six months of fiscal 1997. This growth strategy follows a period where the Company remodeled or refurbished over 500 of its key existing locations. Additionally, the Company plans significant upgrades to its management information systems over the next several years. The Company anticipates spending approximately $60.0 million on capital expenditures in fiscal year 1997, a 25 percent increase over fiscal 1996. During the six months ended January 31, 1997, the Company made approximately $32.0 million in capital expenditures, a significant portion of which was used to open new stores.

         There has been an increase of approximately $90 million, or 19 percent, in owned merchandise inventories at January 31, 1997 compared to the balance at January 31, 1996. The increase in inventory levels is principally the result of new store growth as well as improving the depth and breadth of merchandise available in the stores to accommodate increasing sales. As a result of the inventory position and increased capital expenditures, the Company had outstanding borrowings of $114.8 million under the Revolving Credit Agreement at January 31, 1997, compared to $45.1 million at January 31, 1996. The Company is in the process of evaluating its financing requirements for the next several years for store capital expenditure, accounts receivable and inventory growth.

         Management believes that operating cash flow, amounts available under the Revolving Credit Agreement and amounts available under the Receivables Securitization Facility should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements.

         Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal 1996 was approximately $23 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. As of July 31, 1996, the Company had an NOL (after limitations) of approximately $324 million, which represents up to $126 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

         This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to its management information systems over the next several years, the addition of new locations through new store openings, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the jewelry business which is fragmented; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1996.

INFLATION

         In management's opinion, changes in Net Sales and Net Earnings that have resulted from inflation and changing prices have not been material. There is no assurance; however, that inflation will not materially affect the Company in the future.

Part II. - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Part I Exhibits -

         11   Statement re computation of per share earnings.

         27   Financial data schedule.

         Part II Exhibits -

*        10   Form of Change of Control Agreement dated as of October 30, 1996, but executed thereafter, between Zale Corporation and Key
              Employees.

*        Management Contracts and Compensatory Plans.

(b)      Form 8-K-

         None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Zale Corporation
                                      -----------------------------
                                             (Registrant)


Date   March 10, 1997                 /s/ MARK R. LENZ
    -----------------                 -----------------------------
                                      Mark R. Lenz
                                      Vice-President and Controller

                               INDEX TO EXHIBITS



Exhibit Number
--------------
   10   Form of Change of Control Agreement dated as of October 30, 1996, but executed thereafter, between Zale Corporation and Key Employees.

   11   Statement re computation of per share earnings.

   27   Financial data schedule.