Form 10-Q
period 1997-04-30
ZALE CORP
filed 1997-06-13
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 1997, 34,977,500 shares of the registrant's common stock were outstanding.

================================================================================

                       ZALE CORPORATION AND SUBSIDIARIES

                                     Index



Part 1.   Financial Information:                                     Page
                                                                     ----
Item 1    Financial Statements

          Consolidated Statements of Operations                       3

          Consolidated Balance Sheets                                 4

          Consolidated Statements of Cash Flows                       5

          Notes to Consolidated Financial Statements                  7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Part II.  Other Information:

Item 6    Exhibits and Reports on Form 8-K                           13

Signature                                                            14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended       Nine Months Ended
                                                      April 30,                April 30,
                                               ----------------------    --------------------
                                                  1997         1996        1997       1996
                                               ---------    ---------    --------   ---------
Net Sales                                      $ 244,376    $ 222,283    $980,238   $ 888,519
Cost of Sales                                    125,194      114,435     502,009     450,615
                                               ---------    ---------    --------   ---------
      Gross Margin                               119,182      107,848     478,229     437,904
Selling, General and
     Administrative Expenses                     108,002      101,924     363,931     345,295
Depreciation and Amortization Expense              3,799        2,101       9,956       4,756
Unusual Items - Reorganization Recoveries             --           --          --      (4,486)
                                               ---------    ---------    --------   ---------
Operating Earnings                                 7,381        3,823     104,342      92,339
Interest Expense, Net                              9,685        7,662      27,184      22,604
                                               ---------    ---------    --------   ---------
Earnings (Loss) Before Income Taxes and
     Extraordinary Item                           (2,304)      (3,839)     77,158      69,735

Income Taxes                                        (860)      (1,400)     28,225      24,753
                                               ---------    ---------    --------   ---------
Earnings (Loss) Before Extraordinary Item         (1,444)      (2,439)     48,933      44,982
Extraordinary Item:
     Loss on Early Extinguishment of Debt,
         Net of Income Tax Benefit of $(603)          --           --          --      (1,096)
                                               ---------    ---------    --------   ---------
Net Earnings (Loss)                            $  (1,444)   $  (2,439)   $ 48,933   $  43,886
                                               =========    =========    ========   =========

Earnings Per Common Share:
     Primary:
          Earnings Before Extraordinary Item   $   (0.04)   $   (0.07)   $   1.34   $    1.24
          Extraordinary Item                          --           --          --       (0.03)
                                               ---------    ---------    --------   ---------
          Net Earnings                         $   (0.04)   $   (0.07)   $   1.34   $    1.21
                                               =========    =========    ========   =========

     Assuming Full Dilution:
          Earnings Before Extraordinary Item   $   (0.04)   $   (0.07)   $   1.34   $    1.22
          Extraordinary Item                          --           --          --       (0.03)
                                               ---------    ---------    --------   ---------
          Net Earnings                         $   (0.04)   $   (0.07)   $   1.34   $    1.19
                                               =========    =========    ========   =========

Weighted Average Number of Common
     Shares Outstanding:
          Primary                                 34,969       35,106      36,614      36,349
          Assuming Full Dilution                  34,969       35,106      36,614      36,956



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                  APRIL 30,      JULY 31,     APRIL 30,
                                                    1997           1996         1996
                                                 -----------    ----------   ----------
                                                 (UNAUDITED)                  UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                      $    20,662    $   50,046   $   37,204
  Customer Receivables, Net                          458,477       419,877      417,810
  Merchandise Inventories                            590,014       457,862      487,714
  Other Current Assets                                30,140        25,535       27,075
                                                 -----------    ----------   ----------
Total Current Assets                               1,099,293       953,320      969,803

Property and Equipment, Net                          132,638       108,254      100,686
Other Assets                                          43,564        45,737       45,367
Deferred Tax Asset, Net                               56,500        56,500       48,800
                                                 -----------    ----------   ----------
Total Assets                                     $ 1,331,995    $1,163,811   $1,164,656
                                                 ===========    ==========   ==========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt              $       327    $       26   $      194
  Accounts Payable and Accrued Liabilities           180,392       145,794      174,306
  Deferred Tax Liability, Net                         32,000        32,000       48,800
                                                 -----------    ----------   ----------
Total Current Liabilities                            212,719       177,820      223,300

Non-current Liabilities                               53,560        34,627       35,767
Long-term Debt                                       465,752       404,328      380,721
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                       66,354        70,778       72,253
Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                         --            --           --
  Common Stock                                           357           352          352
  Additional Paid-In Capital (Includes
    Stock Warrants)                                  395,289       383,042      358,898
  Unrealized Gains on Securities                       1,664         1,013        1,526
  Accumulated Earnings                               140,784        91,851       91,839
                                                 -----------    ----------   ----------
                                                     538,094       476,258      452,615
   Less Treasury Stock                                (4,484)           --           --
                                                 -----------    ----------   ----------
Total Stockholders' Investment                       533,610       476,258      452,615
                                                 -----------    ----------   ----------
Total Liabilities and Stockholders' Investment   $ 1,331,995    $1,163,811   $1,164,656
                                                 ===========    ==========   ==========



              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                          NINE MONTHS  NINE MONTHS
                                                             ENDED        ENDED
                                                           APRIL 30,    APRIL 30,
                                                             1997          1996
                                                           ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $  48,933    $  43,886
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
      Depreciation and amortization expense                   11,491        5,780
      Non-cash charge in lieu of tax expense                  27,382       23,757
      Extraordinary loss on early extinguishment of debt          --        1,699
  Changes in:
      Customer receivables, net                              (38,600)     (20,256)
      Merchandise inventories                               (132,152)    (104,591)
      Other current assets                                    (4,605)      (2,793)
      Other assets                                               951          642
      Accounts payable and accrued liabilities                34,598       28,759
      Non-current liabilities                                   (567)       3,097
                                                           ---------    ---------
Net Cash Used in Operating Activities                        (52,569)     (20,020)
                                                           ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (41,231)     (37,036)
  Dispositions of property and equipment                       2,648          590
  Acquisition, net of cash acquired                               --       (2,547)
  Other                                                          187         (238)
                                                           ---------    ---------
Net Cash Used in Investing Activities                        (38,396)     (39,231)
                                                           ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                     (21)     (66,437)
  Short-Term Borrowings                                          316           --
  Net borrowings under revolving credit agreement             61,400       18,000
  Payment for redemption of Series B Warrants                     --       (9,264)
  Payment of prepayment penalty and other related costs
   on early extinguishment of debt                                --       (1,699)
  Debt issue and capitalized financing costs                      --         (618)
  Proceeds from exercise of stock options                        643        1,568
  Purchase of treasury stock                                    (757)          --
                                                           ---------    ---------
Net Cash Provided by (Used in) Financing Activities           61,581      (58,450)
                                                           ---------    ---------

Net Decrease in Cash and Cash Equivalents                    (29,384)    (117,701)
                                                           ---------    ---------

Cash and Cash Equivalents at Beginning of Period              50,046      154,905
                                                           ---------    ---------

Cash and Cash Equivalents at End of Period                 $  20,662    $  37,204
                                                           =========    =========


              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                        NINE MONTHS          NINE MONTHS
                                                           ENDED               ENDED
                                                          APRIL 30,           APRIL 30,
                                                            1997                1996
                                                       --------------      --------------
Supplemental cash flow information:
  Interest paid                                           $26,085             $27,413
  Interest received                                       $   808             $ 2,802
  Income taxes paid (net of refunds received)             $ 1,815             $   883
  Restricted cash - at period end date                    $ 3,544             $33,019















              See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------

BASIS OF PRESENTATION

         Zale Corporation (the "Company"), founded in 1924, is the largest specialty retailer of fine jewelry in the United States in terms of both retail sales and number of stores. The Company had sales of $244.4 million and $980.2 million for the three and nine months ended April 30, 1997, respectively, and 1,257 locations at April 30, 1997 throughout the United States, Guam and Puerto Rico, primarily in regional shopping malls. The Company conducts business through four distinct divisions. The Zales(R) Division, with 626 stores, represents the Company's national brand and is focused on a broad range of mainstream consumers. The Gordon's(SM) Division operates 324 stores and is being positioned as a major regional jeweler focusing on twelve regional markets and offering merchandise that is more contemporary and targeted at regional tastes. The Bailey, Banks & Biddle Division, formerly the Guild Division, operates 118 upscale jewelry stores under the Bailey, Banks & Biddle(R) and other locally established names. The Diamond Park Division manages 185 leased fine jewelry departments in several major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian. In addition, the Company operates 4 outlet stores.

         The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries as of and for the three and nine month periods ended April 30, 1997. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the 1996 Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1996. The classifications in use at April 30, 1997 have been applied to the financial statements for July 31, 1996 and April 30, 1996.

         The results of operations for the three and nine month periods ended April 30, 1997 and 1996, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

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

REVOLVING CREDIT AGREEMENT

         On March 31, 1997, Zale and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks which provides for revolving credit loans in an aggregate amount of up to $225.0 million, with a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaces a prior secured commitment totaling $150.0 million.

         The revolving credit loans bear interest at floating rates, currently LIBOR +1.5 percent or the agent bank's adjusted base rate percent, at the Borrowers' option. The interest rate based on LIBOR can be reduced based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 3/8 percent per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. Should the Borrowers elect, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. At April 30, 1997, there were $85.0 million in loans outstanding under the Revolving Credit Agreement at a weighted-average interest rate of 7.19 percent. In addition, letters of credit in the amount of approximately $2.05 million were outstanding at April 30, 1997.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------

         The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, restricts within certain limits the Borrowers' ability to pay dividends and make other payments, incur additional indebtedness, make capital expenditures, engage in certain transactions with affiliates, incur liens, make investments and sell assets. The Revolving Credit Agreement also requires the Borrowers to maintain certain financial ratios and specified levels of net worth.

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

                                           Three Months Ended   Nine Months Ended
                                                April 30,           April 30,
                                             --------------      --------------
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Net Sales                                    100.0%    100.0%    100.0%   100.0%
Cost of Sales                                 51.2      51.5      51.2     50.7
                                             -----     -----     -----    -----
  Gross Margin                                48.8      48.5      48.8     49.3
Selling, General and
  Administrative Expenses                     44.2      45.9      37.1     38.9
Depreciation and Amortization
  Expense                                      1.6       0.9       1.0      0.5
Unusual Items - Reorganization
  Recoveries                                    --        --        --      0.5
                                             -----     -----     -----    -----
Operating Earnings                             3.0       1.7      10.7     10.4
Interest Expense, Net                          4.0       3.4       2.8      2.5
                                             -----     -----     -----    -----
Earnings (Loss) Before Income Taxes
  and Extraordinary Item                      (1.0)     (1.7)      7.9      7.9
Income Taxes                                  (0.4)     (0.6)      2.9      2.8
                                             -----     -----     -----    -----
 Earnings (Loss) Before Extraordinary Item    (0.6)     (1.1)      5.0      5.1
Extraordinary Item:
  Loss on Early Extinguishment of
    Debt, Net of Income Taxes                   --        --        --     (0.2)
                                             -----     -----     -----    -----
Net Earnings (Loss)                           (0.6)%    (1.1)%     5.0%     4.9%
                                             =====     =====     =====    =====

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

         NET SALES. Net Sales for the three months ended April 30, 1997 increased by $22.1 million to $244.4 million, a 9.9 percent increase compared to the previous year. The sales increase primarily resulted from a 6.1 percent increase in stores open for comparable periods as well as sales from 136 new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

         GROSS MARGIN. Gross Margin as a percentage of net sales increased by
0.3 percent primarily due to a lower LIFO provision than the prior year. The LIFO provision was $0.1 million and $0.9 million for the three months ended April 30, 1997 and 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.7 percent as a percentage of net sales. Store expenses decreased by 0.4 percent as a percent of sales principally due to productivity improvement as a result of store payroll increasing at a slower rate than sales. Corporate office expenses, principally payroll and benefits, were reduced resulting in a 1.1 percent improvement.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $11.2 million and $5.9 million for the three months ended April 30, 1997 and 1996, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.7 million. Depreciation and amortization of property and equipment increased from $3.5 million to $5.2 million primarily as new assets have been purchased since the fresh-start reporting write-off of substantially all fixed assets of the Company at July 31, 1993.

         INTEREST EXPENSE, NET. Interest Expense, Net was $9.7 million and $7.7 million for the three months ended April 30, 1997 and 1996, respectively. The increase in interest expense is primarily due to higher borrowings under the Revolving Credit Agreement to fund new store growth, including inventory, as well as remodels and renovations, and a reduction in interest income due to lower average balances in short-term investments.

         INCOME TAXES. The income tax benefit for the three month periods ended April 30, 1997 and 1996 was $0.9 million and $1.4 million, respectively, reflecting an effective tax rate of 37.3 percent and 36.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1996, the Company had a NOL carryforward (after limitations) of approximately $324 million.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

         NET SALES. Net Sales for the nine months ended April 30, 1997 increased by $91.7 million to $980.2 million, a 10.3 percent increase compared to the previous year. The sales increase primarily resulted from a 5.8 percent increase in stores open for comparable periods as well as sales from 136 new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

         GROSS MARGIN. Gross Margin as a percentage of net sales decreased by
0.5 percent primarily due to the Company's more competitive stance with regards to pricing as well as the ongoing transition to a higher quality, lower margin product mix at the Gordon's division, in connection with its repositioning as a more up-scale and contemporary retailer. The LIFO provision was $2.3 million and $1.9 million for the nine months ended April 30, 1997 and 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.8 percent as a percentage of net sales. Store expenses decreased by 0.6 percent as a percentage of net sales principally due to store payroll expense increasing at a lower rate than sales. Corporate expenses decreased by 0.9 as a percent of sales principally as a result of more effective leveraging of the infrastructure. Bad debt expense was level relative to sales resulting in a 0.2 percent improvement as a percentage of net sales. In addition, 0.1 percent of the improvement was due to income from the sale of property not being used in the Company's operations and higher income from credit insurance operations principally as a result of gains on sales of investments.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, EXTRAORDINARY ITEM AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items were $114.3 million and $92.6 million for the nine months ended April 30, 1997 and 1996, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $5.2 million. Depreciation and amortization of property and equipment increased from $9.1 million to $14.0 million primarily as new assets have been purchased since the fresh-start reporting write-off of substantially all fixed assets of the Company at July 31, 1993.

         UNUSUAL ITEMS - REORGANIZATION RECOVERIES. Unusual Items - Reorganization Recoveries were $4.5 million for the nine month period ended April 30, 1996. There were no unusual items for the current year.

         INTEREST EXPENSE, NET. Interest Expense, Net was $27.2 million and $22.6 million for the nine months ended April 30, 1997 and 1996, respectively. The increase in interest expense is primarily due to higher borrowings under the Revolving Credit Agreement to fund new store growth, including inventory, as well as remodels and renovations, and a reduction in interest income due to lower average balances in short-term investments.

         INCOME TAXES. The income tax expense for the nine month periods ended April 30, 1997 and 1996 was $28.2 million and $24.8 million, respectively, reflecting an effective tax rate of 36.6 percent and 35.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1996, the Company had a NOL carryforward (after limitations) of approximately $324 million.

         EXTRAORDINARY ITEM. The extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, for the nine month period ended April 30, 1996 was the result of the early redemption of the $60.0 million 11.0 Percent Second Priority Senior Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of April 30, 1997, the Company had cash and cash equivalents of $20.7 million, including $3.5 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent and 41.2 percent of the Company's annual sales were made during the three months ended January 31, 1996 and 1995, respectively, which includes the Christmas selling season. The decrease in 1996 versus 1995 is due to the Company's emphasis in developing and promoting other gift giving occasions throughout the year. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

         The Company, through Zale Funding Trust, a limited purpose Delaware business trust formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at April 30, 1997 pursuant to a Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and mature in July 1999.

         In order to support the Company's growth plans, Zale and ZDel (the "Borrowers") entered into a new three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997, which provides for revolving credit loans in an aggregate amount of up to $225.0 million, with a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaces a prior secured commitment totaling $150.0 million.

                  The revolving credit loans bear interest at floating rates, currently LIBOR +1.5 percent or the agent bank's adjusted base rate percent, at the Borrowers' option. The interest rate based on LIBOR can be reduced based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 3/8 percent per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. Should the Borrowers elect, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. At April 30, 1997, there were $85.0 million in loans outstanding under the Revolving Credit Agreement at a weighted-average interest rate of 7.19 percent. In addition, letters of credit in the amount of approximately $2.05 million were outstanding at April 30, 1997.

                  The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, restricts within certain limits the Borrowers' ability to pay dividends and make other payments, incur additional indebtedness, make capital expenditures, engage in certain transactions with affiliates, incur liens, make investments and sell assets. The Revolving Credit Agreement also requires the Borrowers to maintain certain financial ratios and specified levels of net worth.

         Under its growth strategy, the Company plans to open approximately 200 new stores during fiscal 1997 and 1998. These stores are expected to solidify the Company's core mall business by filling in markets where the Company is currently under-represented. The Company has opened 98 new stores in the first nine months of fiscal 1997. This growth strategy follows a period where the Company remodeled or refurbished over 500 of its key existing locations. Additionally, the Company plans significant upgrades to its management information systems over the next several years. The Company anticipates spending approximately $56.0 million on capital expenditures in fiscal year 1997, a 15 percent increase over fiscal 1996. During the nine months ended April 30, 1997, the Company made approximately $41.2 million in capital expenditures, a significant portion of which was used to open new stores.


         There has been an increase of approximately $102.3 million, or 21.0 percent, in owned merchandise inventories at April 30, 1997 compared to the balance at April 30, 1996. The increase in inventory levels is principally the result of new store growth as well as improving the depth and breadth of merchandise available in the stores to accommodate increasing sales. As a result of the inventory position and increased capital expenditures, the Company had outstanding borrowings of $85.0 million under the Revolving Credit Agreement at April 30, 1997, compared to $18.0 million at April 30, 1996. The Company is in the process of evaluating its financing requirements for the next several years for growth in store capital expenditures, accounts receivable and inventory.

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

Part II. - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Part I Exhibits -

          4 Revolving Credit Agreement dated March 31, 1997 among Zale and ZDel and The First National Bank of Boston, as agent for the lenders identified therein. The Schedules attached to the Agreement, as identified in the list of Schedules filed as a part of this exhibit, are omitted from this filing, but will be provided supplementally to the Commission upon request.

         10    Employment Agreement between Zale Corporation and Louis J.
               Grabowsky.

         10.1  Employment Agreement between Zale Corporation and Alan P. Shor.

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



                                                        Zale Corporation
                                                   -----------------------------
                                                          (Registrant)



Date   June 13, 1997                               /s/ MARK R. LENZ
    -----------------------                        -----------------------------
                                                   Mark R. Lenz
                                                   Vice-President and Controller

                               INDEX TO EXHIBITS


Exhibit Number
--------------
      4           Revolving Credit Agreement dated March 31, 1997 among Zale and ZDel and The First National Bank of Boston, as agent for the lenders identified therein. The Schedules attached to the
                  Agreement, as identified in the list of Schedules filed as a part of this exhibit, are omitted from this filing, but will be provided supplementally to the Commission upon request.

     10           Employment Agreement between Zale Corporation and Louis J.
                  Grabowsky.

     10.1         Employment Agreement between Zale Corporation and Alan P.
                  Shor.

     11           Statement re computation of per share earnings.

     27           Financial data schedule.