Form 10-K
period 1997-07-31
ZALE CORP
filed 1997-09-12
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 5, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $889,878,539.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     As of September 5, 1997, the registrant had outstanding 35,100,625 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Part III of this report incorporates information from the registrant's definitive Proxy Statement relating to the registrant's annual meeting of stockholders to be held on November 13, 1997.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Zale Corporation ("the Company") is the largest specialty retailer of fine jewelry in the United States. At July 31, 1997, the Company operated 1,251 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates four well-differentiated operating divisions: Zales(R) (638 stores), Gordon's(SM) (310 stores), Bailey, Banks and Biddle(R) (113 stores), and Diamond Park (186 stores). The Zales Division is a nationally recognized chain which provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division is a regional jeweler which offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the pre-eminent jewelry stores in their markets. The Company has agreed to sell its Diamond Park Division. See "Recent Development" below. In addition, the Company operates four outlet stores in three states. During the fiscal year ended July 31, 1997, the Company generated $1.3 billion of net sales.

     The Company is well-positioned to compete in the approximately $37 billion, highly fragmented retail jewelry industry due to its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its regional and national advertising campaigns. Zales has been in existence since 1924 and is supported by national television advertising campaigns while Gordon's and Bailey, Banks and Biddle have been in existence since 1905 and 1832, respectively, and are supported by regional advertising campaigns. The Company believes that name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer's reliability and credibility. In addition, as the largest specialty retailer of fine jewelry in the United States, the Company believes it realizes economies of scale in purchasing and distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states and the demographic breadth of its target customer groups may serve to mitigate earnings volatility typically associated with local or regional economic conditions or poor weather conditions.

     The Company is incorporated in Delaware. On January 23, 1992, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy on July 30, 1993. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, TX 75038-1003, and its telephone number at that address is (972) 580-4000.

BUSINESS INITIATIVES AND STRATEGY

     In April 1994, Robert J. DiNicola joined the Company as Chairman and Chief Executive Officer and began recruiting other experienced retailing executives to build a new management team. The new team revitalized the Company by strengthening its merchandise and customer focus and instituting a highly disciplined approach to the execution of the Company's merchandising strategy.

     The Company, through separate divisional management and buying teams, has created and implemented individualized merchandising and marketing strategies to reestablish and promote distinct brand identities for its three divisions. Target markets have been reemphasized for the Zales, Gordon's and Bailey, Banks & Biddle Divisions.

     The Company has refocused and strengthened its merchandising efforts. Management has developed a large selection of key items from among the best selling products in the retail jewelry industry, such as tennis bracelets, bridal sets and diamond stud earrings, and made certain that these items are available in an appropriate variety of styles at a range of competitive price points. At the same time, the Company has adopted an aggressive approach to inventory management to keep key items in stock and inventories more current. This is achieved through enhancements to the merchandise system which provides regular reporting to the Company's merchandise buyers on in stock position and slow moving merchandise. Since 1994, the

Company has employed a consistent methodology which provides better inventory turnover and profitability information to identify slow moving merchandise and determine appropriate merchandising actions on a more timely basis. Under this methodology, inventory the Company considers to be slow moving decreased over 50% since fiscal 1994.

     The Company's marketing efforts have become more product and event-focused. Television, radio, newspaper inserts, and direct mail advertising now feature selected key items at a variety of price points. The Company has also broadened its marketing efforts beyond the Christmas season to tie in with other gift-giving holidays, such as Valentine's Day and Mother's Day. In addition, advertising and in-store promotions have been synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry oriented holidays.

     The Company has recruited experienced buyers, centralized purchasing at a divisional level and eliminated store-level buying to ensure consistency of quality and cost. In addition, management believes that the Company is now leveraging its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with its suppliers for certain products.

     The Company's image as a provider of fine jewelry at competitive prices has been enhanced by establishing price points for merchandise that are perceived by customers as good values. Certain items are labeled "Brilliant Buys," "Gordon's Gems" and "Best Buys" in the Zales, Gordon's and Bailey, Banks & Biddle stores, respectively. These items are prominently displayed along with their prices throughout the store, a practice that is uncommon in the U.S. jewelry retailing industry and one that the Company believes enhances its reputation for pricing integrity.

     Over the last three years, nearly 50% of the Company's store base has been either refurbished or remodeled. Sales for refurbished or remodeled stores have historically increased by over 10% in the year following refurbishment or remodeling. The Company has taken steps to provide upgraded sales and product training to sales personnel company-wide through employee and manager training programs. Staffing schedules are now coordinated to better allocate employees during peak periods.

     The Company's strategy is to continue to increase store productivity and profitability at all divisions by: (i) focusing on the core categories of bridal, fashion and watches; (ii) using key item merchandise to drive volume;
(iii) remodeling and renovating all existing stores; (iv) enhancing merchandising systems to assist buyer decision making; (v) executing tailored staffing and training programs for store personnel; (vi) focusing advertising on brand building and product distinction; and (vii) providing exclusive products to develop brand distinction.

     The Company plans to open approximately 220 new stores, principally in the Zales Division, for which it will incur approximately $50 million in capital expenditures during the combined fiscal years 1998 and 1999. These stores will solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store expense characteristics. The Company has identified the specific malls for this planned expansion which satisfy the Company's real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 300 stores at a cost of approximately $50 million during the same period.

     The Company has instituted a focused effort to reduce selling, general and administrative expenses by eliminating duplicative areas, streamlining processes and leveraging technology where possible. Initiatives include: (i) improving the return on credit operations, including establishing a credit card bank which will allow greater flexibility in establishing finance charge rates to customers and will simplify the regulatory requirements under which the Company operates;
(ii) outsourcing certain non-strategic functions, including certain aspects of MIS operations, credit card remittance processing, and the internal audit department among other areas; and (iii) streamlining corporate operations through review and improvement of current processes and application of new technology in areas such as merchandising, credit, store point of sale and financial systems.

     The Company continues to apply a disciplined approach to its credit policies, which are controlled centrally for all divisions. See
"Business -- Credit Operations."

RECENT DEVELOPMENT

     On September 3, 1997, the Company signed a purchase agreement to sell the majority of the assets of its Diamond Park Division (the "Diamond Park Asset Sale"). The Diamond Park Division, which manages leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million during fiscal year 1997. In connection with the Diamond Park Asset Sale, the Company will receive cash consideration totaling approximately $65 million. The Company will continue to operate in Dillard's stores through January 1998, the end of the current license period, at which time the remaining inventory of such operations will be sold to the purchaser. The Company intends to reinvest net proceeds from the Diamond Park Asset Sale into the Company's operations. The closing of the Diamond Park Asset Sale is subject to regulatory approval and customary closing conditions and is expected to occur on or about October 6, 1997.

INDUSTRY

     The U.S. retail jewelry industry's sales exceeded $37 billion in 1996. Specialty jewelry stores (such as the Company) account for almost half of the industry, according to publicly available data. Historically, the retail jewelry store sales have exhibited only limited effects of cyclicality. According to the U.S. Bureau of the Census, retail jewelry store sales have increased every year for the past 13 years with the exception of 1991 which included both the Persian Gulf War and the introduction of the luxury tax. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer on-line shopping.

     The U.S. retail jewelry industry is highly fragmented with the 10 largest companies accounting for less than 25% of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company and Service Merchandise Company, Inc. The Company is the largest specialty jewelry retail chain in the U.S., with approximately 3.4% of market share based on the National Jeweler's estimate of 1996 U.S. Retail Jewelry and Watch Sales. Only one other specialty jewelry retailer had greater than 2% market share.

DIVISIONAL OPERATIONS

     The Company operates principally under four divisions. The following table presents net sales for the Zales, Gordon's, Bailey, Banks & Biddle and Diamond Park Divisions of the Company.

                                                          YEAR ENDED JULY 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Zales Division.................................    $607,677      $525,384      $428,794
Gordon's Division..............................     282,271       264,298       262,540
Bailey, Banks & Biddle Division................     226,323       205,418       197,267
Diamond Park Division..........................     125,315       133,463       138,187
Other(a).......................................      12,232         8,814         9,361
                                                 ----------    ----------    ----------
  Total Net Sales..............................  $1,253,818    $1,137,377    $1,036,149
                                                 ==========    ==========    ==========

---------------

     (a) Other net sales (i) includes sales from the Company's Outlet stores which are being used to sell overstocked and other merchandise no longer sold in the regular retail locations and
         (ii) in 1997 includes sales from its direct mail operation.

     Zales Division

     The Zales Division is positioned as the Company's national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 1997, the Zales Division had 638 stores in 49 states and Puerto Rico. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $246. Zales accounted for approximately 48% of the Company's sales in fiscal 1997.

     Zales' merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal 1997 bridal merchandise represented 36.1% of the Division's merchandise sales, while fashion jewelry and watches comprised most of the remaining 63.9%. The bridal merchandise category consists of solitaire engagement rings, various bridal sets and diamond and gold anniversary bands. Fashion jewelry consists generally of cocktail rings, earrings, chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection fosters an image of quality and trust among consumers. While maintaining a strong focus on the bridal segment of the business, added emphasis is being placed on the non-bridal merchandise and gift-giving aspects of the business. New product lines, including Blue Lagoon cultured pearls by Mikimoto, and Movado watches, have been added. The combination of Zales' national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail.

     Zales has recently entered the direct fulfillment business through its direct mail catalog operations and Internet web site. These operations currently account for less than 1% of the Company's sales.

     The following table sets forth the number of stores and average sales per store for the Zales Division for the periods indicated:

                                                           YEAR ENDED JULY 31,
                                                    ----------------------------------
                                                       1997         1996        1995
                                                    ----------    --------    --------
Average sales per store(b)........................  $1,013,000    $974,000    $850,000
Stores opened during period.......................          65          89(a)        8
Stores closed during period.......................           9           6          30
Total stores......................................         638         582         499

---------------
     (a) Includes 40 stores transferred from the Gordon's Division during fiscal 1996 and 20 Karten's stores acquired in January 1996.

     (b) Based on sales per store open a full twelve months during the respective fiscal year.

Gordon's Division

     Since 1994, the Company has repositioned Gordon's as a major regional brand with an upgraded product offering. At July 31, 1997, the Gordon's Division had 310 stores in 37 states and Puerto Rico, substantially all of which operate under the trade name Gordon's Jewelers. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $274, which represents a 22% increase from the average selling price per unit sold two years ago. Gordon's accounted for approximately 23% of the Company's net sales in fiscal 1997.

     Gordon's distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of store inventory to regional tastes. A substantial portion of the remaining merchandise sold by stores in the Gordon's Division overlaps the Zales Division product line. Regional television advertising that emphasizes key items was introduced for Gordon's in fiscal 1997, complementing the Division's radio campaigns and printed inserts.

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

     The following table sets forth the number of stores and average sales per store for the Gordon's Division for the periods indicated:

                                                           YEAR ENDED JULY 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Average sales per store(b).........................  $888,000    $803,000    $711,000
Stores opened during period........................         9          13           5
Stores closed during period........................        22          57(a)       13
Total stores.......................................       310         323         367

---------------
     (a) Includes 40 stores transferred to the Zales Division during fiscal
         1996.

     (b) Based on sales per store open a full twelve months during the respective fiscal year.

Bailey, Banks & Biddle Division

     Since 1832, Bailey, Banks & Biddle has offered high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The Division operates principally under the trade name Bailey, Banks & Biddle, but also utilizes other trade names, including Corrigan's(R), Sweeney's(R), Stifft's(R), Dobbins(R), Linz(R), and Zell Bros.(R) The Division's stores are among the pre-eminent stores in their markets and carry exclusive items to appeal to the more affluent customer. The Bailey, Banks & Biddle merchandise selection emphasizes the classic and traditional look and focuses on diamond, precious stone and gold jewelry, as well as watches and giftware. At July 31, 1997, the Bailey, Banks & Biddle Division operated 113 upscale jewelry stores in 28 states and Guam. The Division has an average selling price per unit sold of $484, an average store size of approximately 3,000 square feet and accounted for approximately 18% of the Company's net sales in fiscal 1997.

     Bailey, Banks & Biddle Division stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products for specific customers. In fiscal year 1997, the Bailey, Banks & Biddle Division expanded its customer base in cross-promotional campaigns using upscale customer lists from such companies as American Express Company, First USA, Inc. and American Airlines, Inc. This initiative will help the Bailey, Banks & Biddle Division to more accurately target prospective customers in a cost-efficient manner.

     The following table sets forth the number of stores and average sales per store for the Bailey, Banks & Biddle Division for the periods indicated:

                                                          YEAR ENDED JULY 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Average sales per store(a).....................  $1,990,000    $1,755,000    $1,556,000
Stores opened during period....................          16             1             4
Stores closed during period....................          15            12            11
Total stores...................................         113           112           123

---------------
     (a) Based on sales per store open a full twelve months during the respective fiscal year.

    Diamond Park Division

     The Diamond Park Division offers services for retailers that wish to use an outside provider for specialized management and marketing skills in connection with the sale of fine jewelry. At July 31, 1997, the Diamond Park Division operated 186 leased locations in department stores including Dillard's(R)(48 locations), Mercantile(R) (90 locations), Parisian (28 locations) and Marshall Field's(R) (20 locations) in 23 states. The

Diamond Park Division accounted for approximately 10% of the Company sales in fiscal 1997 and had an average selling price per unit of $157. See "Recent Development."

     The following table sets forth the number of departments and average sales per department for the Diamond Park Division for the periods indicated:

                                                           YEAR ENDED JULY 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Average sales per department(a)....................  $707,000    $725,000    $707,000
Departments opened during period...................        27          34          18
Departments closed during period...................        15          48          35
Total departments..................................       186         174         188

---------------

     (a) Based on sales per store open a full twelve months during the respective fiscal year.

STORE OPERATIONS

     The Company's stores are designed and managed to create an attractive environment, maximize operating efficiencies and make shopping convenient and enjoyable. The Company pays careful attention to store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases. Promotional displays are changed periodically to provide variety, to reflect seasonal events or to complement a particular mall's promotions.

     Each of the Company's stores is operated under a store manager who is responsible for certain store-level operations, including sales and personnel matters. The Company has consolidated most non-sales administrative matters, including purchasing, credit operations and payroll, at the divisional level in an effort to maintain low operating costs at the store level. Each of the Company's divisions also offers standard warranties and return policies as well as providing extended warranty coverage which may be purchased at the customer's option.

     The Company has implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides all of its store personnel with training in loss prevention. Despite such precautions, the Company experiences losses from theft from time to time and maintains insurance to cover such losses.

     The Company believes it is important to provide knowledgeable and responsive customer service. The Company has implemented employee training programs, including training in sales techniques for new employees, on-the-job training and manager training for store managers.

PURCHASING AND INVENTORY

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia, and Italy. All purchasing is done through divisional buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. The Company had approximately $135.0 million and $78.9 million of consignment inventory on hand at July 31, 1997 and 1996, respectively. The increase in consignment inventory results principally from further development of certain watch lines carried on consignment, testing of new products, expansion of higher risk fashion and solitaire product categories and other opportunities. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During fiscal 1997 and fiscal 1996, the Company purchased approximately 27% and 29%, respectively, of its merchandise from its top five vendors, including more than 10% from its top vendor.

CREDIT OPERATIONS

     The Company believes that its credit programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their major credit cards. The Company offers and grants credit through its private label credit card program. Approximately 50% of the Company's net sales (excluding the Diamond Park Division) were generated by credit sales on the private label credit cards in fiscal 1997. The Company believes that opening a credit account allows its sales personnel to build relationships with customers that generate customer loyalty and facilitate repeat purchases.

     Credit extension, customer service, payment processing and collections for all the accounts are performed by Jewelers Financial Services, Inc. ("JFS"), a wholly owned subsidiary of ZDel, at credit centers located in Tempe, Arizona; Clearwater, Florida; San Marcos, Texas; and San Juan, Puerto Rico. JFS has credit approval, customer service and collection systems that management considers to be sophisticated. The Company uses a behavioral point scoring model to assess risk in extending credit to customers. All credit decisions are made centrally at the Company's credit centers. The Company has tightened credit standards, particularly in the Gordon's Division, where standards were increased in 1995 in connection with its re-positioning as a more upscale regional brand. The Company has enhanced the approval process for its private label credit cards, whereby those customers with a satisfactory prior credit history can be approved rapidly. Flexible payment arrangements are extended to credit customers. As of July 31, 1997, the Company has 1.9 million promotable customer names on file. The Company uses many of these customer names in its targeted marketing programs.

     The Company diligently follows up on delinquent accounts. Collectors are trained with state of the art Computer Based Training programs ("CBT"). These CBT programs are developed in-house by the credit organization. Collection accounts are scored on a behavioral model at monthly billing. The statistical analysis allows for optimum collection follow-up on delinquent accounts starting at 15 days past due. Based on the behavioral score, the account is put into priority queuing for letter or personal phone call follow-up. Early stage delinquencies are handled with an approach which is sensitive to customer goodwill. If accounts progress in delinquency, more assertive action is taken. The Company expects that a downturn in general economic conditions may adversely affect credit accounts receivable performance.

     The Company is in the process of establishing a national bank for the granting of credit under its private label credit cards. Preliminary approval has been received from the OCC. The creation of a national bank will allow the Company greater flexibility in establishing rates charged to customers and will simplify the regulatory requirements under which the Company operates.

     The following table presents certain data concerning sales, credit sales and accounts receivable for the past three fiscal years, excluding the Diamond Park Division, outlet operations and direct mail operations:

                                                           YEAR ENDED JULY 31,
                                                    ----------------------------------
                                                       1997         1996        1995
                                                    ----------    --------    --------
Net sales (thousands).............................  $1,116,271    $995,100    $888,601
Net credit sales (thousands)......................  $  556,771    $500,215    $458,664
Credit sales as percentage of net sales...........        49.9%       50.3%       51.6%
Average number of active customer accounts........     715,000     678,000     689,000
Average balance per customer account..............        $719        $687        $668
Customer receivables (thousands)..................  $  508,885    $468,331    $436,336
Average monthly collection percentage.............         9.2%        9.2%        9.1%
Bad debt expense as a percentage of net credit
  sales...........................................        10.0%       10.7%        9.1%
Accounts receivable greater than 90 days past
  due.............................................         9.1%        9.1%        9.9%

     Credit sales have decreased as a percentage of net sales, in part because of an upgrading in minimum credit standards at the Gordon's Division and increased competition from issuers of major credit cards. Accounts are automatically charged off when no full scheduled payment is made for a period of seven consecutive billing cycles. Additionally, accounts are charged off if 12 contracted payments are missed.

INSURANCE AFFILIATES

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides various types of insurance coverage, which typically are marketed to the Company's private label credit card customers. Additionally, the Company promotes the sale of credit insurance products to customers who use the private label credit card program. In fiscal 1997, over 50% of the Company's private label credit card purchasers purchased some form of credit insurance. The three companies, which are wholly owned subsidiaries of ZDel, are the insurers (either through direct written or reinsurance contracts) of the Company's customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company's retail sales on its private label credit cards and are not significant on a stand-alone basis.

EMPLOYEES

     As of July 31, 1997, the Company had approximately 10,000 employees, less than 1% of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Christmas season. The Company considers its relations with its employees to be good.

COMPETITION

     The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and television home shopping programs. Certain of the Company's competitors are non-speciality retailers which are larger and have greater financial resources than the Company. The malls where the Company's stores are located typically contain competing national chains, independent jewelry stores or department store jewelry departments. The Company believes that it is also competing for consumers' discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware.

     Notwithstanding the national or regional reputation of its competition, the Company believes that it must compete on a mall-by-mall basis with other retailers of jewelry as well as with retailers of other types of discretionary items. Therefore, the Company competes primarily on the basis of reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and its ability to offer private label credit card programs to customers wishing to finance their purchases. The Company's success is also dependent on its ability to react to and create customer demand for specific merchandise categories.

     The Company holds no material patents, licenses (other than its licenses to operate its Diamond Park leased locations, which are being assigned to a third party in connection with the Diamond Park Asset Sale), franchises or concessions; however, the established trade names for stores and products in the Zales, Gordon's and Bailey, Banks & Biddle Divisions are important to the Company in maintaining its competitive position in the jewelry retailing industry.

MANAGEMENT INFORMATION SYSTEMS

     The Company's information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store, division); (v) and cost reduction programs. Data processing systems include point-of-sale reporting, purchase order management, receiving, merchandise planning and control, payroll, general ledger, credit card administration, and accounts payable. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby reducing the need for paper reports. The Company uses electronic data interchange ("EDI") with certain of its vendors to facilitate timely merchandise replenishment. The Company believes that the further use of EDI with its vendors will lower the administrative costs associated with invoice processing and settlement.

     The Company's information systems allow management to monitor and control the Company's credit operations, generating reports on a daily, monthly and annual basis for each store and transaction. Senior management can therefore review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions.

     The information systems also facilitate repeat business by maintaining a detailed file of all credit transactions with each customer. This enables credit transactions with existing customers to be completed rapidly and allows sales personnel to process a greater number of credit transactions. The Company's customer database also includes historical purchasing patterns and demographic data, allowing the Company to specifically segment customers receiving direct marketing promotions.

     The Company has entered into a five-year agreement with a third party for the management of the Company's mainframe processing operations, client server systems, LAN operations and desktop support. The Company believes that by outsourcing this portion of its management information systems it will be able to achieve additional efficiencies and allow the Company to focus its internal information technology efforts on developing new systems to enhance the performance of its core business.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $25 million to $30 million over the next two years for enhancements to its management information systems. A portion of these expenditures will assist the Company in maintaining Year 2000-compliant systems.

REGULATION

     The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is provided primarily through bank cards such as Visa, MasterCard, and Discover, without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition.

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sale of credit and other insurance. The Company's and its competitors' practices are also subject to review in the ordinary course of business by the Federal Trade Commission, and the Company's and other retail company's credit cards will be subject to regulation by the OCC after the Company's credit card bank commences operations. See "Credit Operations." The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     A substantial amount of merchandise in the retail jewelry industry is commonly sold at a discount to the "regular" or "original" price. A number of states in which the Company operates have regulations which require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. The Company believes that it is in compliance with all applicable federal and state laws with respect to such practices.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) expected capital expenditures to be made in the future, (ii) expected significant upgrades to the Company's management information systems over the next several years, (iii) the addition of new locations through new store openings, (iv) the renovation and remodeling of the Company's existing store locations, (v) the Company's efforts to reduce costs, (vi) the adequacy of the Company's sources of cash to finance its current and future operations, (vii) the terms of renewal of the Company's store leases and (viii) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained by the Company; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new distribution channels which may involve additional costs; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.

ITEM 2. PRINCIPAL PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which lease extends through September 2008. The facility is located on a 17-acre tract in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company also owns 33 acres of land surrounding the corporate headquarters facility and a 120,000 square foot warehouse in Dallas, Texas.

     The Company leases three credit centers located in Clearwater, Florida (30,000 square feet), Tempe, Arizona (24,200 square feet), and San Juan, Puerto Rico (2,900 square feet) and one national collections center located in San Marcos, Texas (9,000 square feet).

     The Company rents most of its retail spaces under leases that generally range from five to ten years and may contain minimum rent escalations. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores' gross sales.

     The following table indicates the expiration dates of the current terms of the Company's leases as of July 31, 1997:

                                                       BAILEY
                              ZALES     GORDON'S   BANKS & BIDDLE   DIAMOND PARK           PERCENTAGE
       TERM EXPIRES          DIVISION   DIVISION      DIVISION        DIVISION     TOTAL    OF TOTAL
       ------------          --------   --------   --------------   ------------   -----   ----------
1998 and prior.............    127         65            19              48          259       21%
1999.......................     69         39            15               0          123       10%
2000.......................     46         23            10               0           79        6%
2001.......................     65         22            16              48          151       12%
2002 and thereafter........    331        161            53              90          635       51%
                               ---        ---           ---             ---        -----      ----
Total number of leases.....    638        310           113             186        1,247      100%
                               ===        ===           ===             ===        =====      ====

     Management believes substantially all of the store leases expiring in fiscal 1998 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company's financial position or results of operations. See "Unusual Items -- Reorganization Recoveries" in Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors, each to serve until his successor is elected and qualified, or until his earlier resignation, removal from office or death.

               NAME(A)                 AGE                      POSITION
               -------                 ---                      --------
Robert J. DiNicola...................  49    Chairman of the Board, Chief Executive Officer
                                             and Director
Louis J. Grabowsky...................  45    Executive Vice President and Chief Financial
                                             Officer
Beryl B. Raff........................  46    Executive Vice President, Chief Operating
                                             Officer
Alan P. Shor.........................  38    Executive Vice President, Chief Administrative
                                             Officer
Mary L. Forte........................  46    Senior Vice President and President, Gordon's
                                               Division
Paul G. Leonard......................  42    Senior Vice President and President, Bailey,
                                             Banks & Biddle Division
Tom A. Carroll.......................  48    Senior Vice President, Real Estate
Sue E. Gove..........................  39    Senior Vice President, Corporate Planning and
                                               Analysis
David L. Holmberg....................  38    Senior Vice President, Store Operations, Zale
                                             Division
Gregory Humenesky....................  46    Senior Vice President, Human Resources
Paul D. Kanneman.....................  40    Senior Vice President and Chief Information
                                             Officer
Stephen C. Massanelli................  41    Senior Vice President and Treasurer
Ervin G. Polze.......................  45    Senior Vice President, Support Operations

---------------

(a) Ms. Pamela Romano has been appointed Senior Vice President and President of the Zales Division. Prior to joining the Company, Ms. Romano spent the past 15 years with the Macy's organization, most recently as the Vice President and Divisional Merchandising Manager with responsibility for fashion, bridge and fine jewelry for Macy's East.

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Mr. Robert J. DiNicola has served as Chairman of the Board, Chief Executive Officer and a director of the Company since April 18, 1994. For the three years prior to joining the Company, Mr. DiNicola was a senior executive officer of The Bon Marche Division of Federated Department Stores, Inc., having served as Chairman and Chief Executive Officer of that Division from 1992 to 1994 and as its President and Chief Operating Officer from 1991 to 1992. From 1989 to 1991, Mr. DiNicola was a Senior Vice President of Rich's Department Store Division of Federated. For 17 years, prior to joining the Federated organization, Mr. DiNicola was associated with Macy's, where he held various executive, management and merchandising positions, except for a one-year period while he held a division officer position with The May Department Stores Company, Inc.

     Mr. Louis J. Grabowsky joined the Company on March 1, 1997 as Executive Vice President and Chief Financial Officer. From 1991 to 1997, Mr. Grabowsky served as the partner in charge of the Audit and Business Advisory Practice for Arthur Andersen LLP's Dallas/Fort Worth Office. For 18 years prior to that, Mr. Grabowsky held numerous positions with Arthur Andersen where he concentrated on the retail/ distribution industry, working almost exclusively with retailers.

     Ms. Beryl B. Raff was appointed Executive Vice President and Chief Operating Officer on July 23, 1997. From November 21, 1994 to July 1997, she served as President of the Zales Division. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy's East with responsibilities for its jewelry business in a 12 state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy's South/Bullocks. Prior to 1988, Ms. Raff had 17 years of retailing and merchandising experience with the Emporium and Macy's department stores.

     Mr. Alan P. Shor was appointed Executive Vice President and Chief Administrative Officer on May 1, 1997 while retaining his position as General Counsel and Secretary. From June 5, 1995 to May 1997, Mr. Shor served as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

     Ms. Mary L. Forte joined the Company on July 18, 1994 as President of the Gordon's Division. From January 1994 to July 1994, Ms. Forte served as Senior Vice President of QVC - Home Shopping Network. From July 1991 through January 1994, Ms. Forte served as Senior Vice President of the Bon Marche, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forte was Vice President of Rich's Department Store, Housewares Division. In addition to the above, Ms. Forte has an additional 13 years of retailing and merchandising experience with Macy's, The May Department Stores Company, Inc. and Federated Department Stores.

     Mr. Paul G. Leonard was appointed President of the Company's Bailey, Banks & Biddle Division on January 27, 1995. From October 1994 to January 1995, Mr. Leonard served as President of Corporate Merchandising for the Company. For three years prior to joining the Company, Mr. Leonard held positions as General Manager of Jewelry and then Senior Vice President of Soft Lines for Ames Department Store. Prior to that, Mr. Leonard was a Merchandise Vice President with The May Department Stores Company, Inc. Mr. Leonard has more than 20 years of retailing and merchandising experience with an emphasis on jewelry.

     Mr. Tom A. Carroll joined the Company on April 1, 1997 as Senior Vice President, Real Estate. From August 1992 to March 1997, Mr. Carroll was Vice President of Real Estate with the Brookstone Company. From 1990 to 1992, he was associated with Norsouth Corporation, a real estate development company, as Executive Vice President. From 1978 to 1990, he held various positions with Federated Department Stores, serving as Vice President, Operations of the Rich's/Goldsmith's Division from August 1986 until February 1990.

     Ms. Sue E. Gove was appointed Senior Vice President, Corporate Planning and Analysis on January 17, 1996. From February 1989 through January 1996, she served as Vice President, Corporate Planning and Analysis. Ms. Gove joined the Company in 1980 and served in numerous assignments until her appointment to Vice President in 1989.

     Mr. David L. Holmberg joined the Company on May 2, 1994 as Senior Vice President of Store Operations for the Zales Division. Prior to joining the Company, Mr. Holmberg served as Vice President and head of store operations for Reeds Jewelers from 1989 to 1995. Mr. Holmberg held numerous store operations positions with Kay Jewelers and J.B. Robinson's Jewelers during the preceding 10 years.

     Mr. Gregory Humenesky was appointed Senior Vice President, Human Resources on April 15, 1996. From January 1995 to April 1996 he held the position of Vice President, Personnel Development and Staffing for the Company. For eight years prior to joining the Company, Mr. Humenesky was Senior Vice President, Human Resources for Macy's West. From June 1973 to February 1987, Mr. Humenesky held senior level Human Resources positions within the Macy's organization.

     Mr. Paul D. Kanneman joined the Company on November 14, 1994 as Senior Vice President and Chief Information Officer. From July 1993 to November 1994, Mr. Kanneman was an Associate Partner with Andersen Consulting LLP. Mr. Kanneman was a Principal from August 1991 to July 1993, and a Senior Associate from August 1989 to July 1991 with Booz, Allen & Hamilton, Inc.

     Mr. Stephen C. Massanelli joined the Company on June 10, 1997 as Senior Vice President and Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of The Treadstone Group, Inc., a private merchant banking organization in Dallas. Mr. Massanelli has more than 20 years of financial and investment experience and has held positions with AMRESCO, Inc. and NationsBank of Texas.

     Mr. Ervin G. Polze was appointed Senior Vice President, Support Operations on January 17, 1996. From February 1995 through January 1996, he served as Vice President, Support Operations. He held the position of Vice President, Controller from March 1988 through February 1995. Mr. Polze joined the Company in January 1983 and served in several assignments until his appointment to Vice President in March 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is listed on the NYSE under the symbol ZLC. Prior to June 19, 1996, the Common Stock was listed on the National Association of Securities Dealers, Inc.'s National Market ("NASDAQ") under the symbol ZALE. The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

                                                 1997               1996
                                             -------------      -------------
                  QUARTER                    HIGH      LOW      HIGH      LOW
                  -------                    ----      ---      ----      ---
First......................................  $21 7/8   $17 1/4  $15 5/8   $13 5/8
Second.....................................   21 3/8    15 3/4   16 11/16  13 1/2
Third......................................   19 3/8    15 7/8   18 5/8    13 11/16
Fourth.....................................   22 1/8    18 3/8   20 1/4    16 1/2

     As of September 5, 1997, the outstanding shares of Common Stock were held by approximately 1,300 holders of record. The Company has not paid dividends on the Common Stock since the issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the forseeable future. In addition, the terms on the Company's long-term indebtedness places certain restrictions on the Company's ability to declare and pay dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data for each of the years ended July 31, 1997, 1996, 1995 and 1994, the four months ended July 31, 1993 and the year ended March 31, 1993 have been derived from the Company's audited Consolidated Financial Statements. The information for the predecessor pro forma year ended July 31, 1993 is derived from the Company's unaudited Consolidated Financial Statements which, in the opinion of the Company, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such information. The results of operations for the four months ended July 31, 1993 are not necessarily indicative of the results of operations that may be expected for the full year due to the seasonal nature of the Company's business. Also, as a result of the adoption of fresh-start financial reporting upon emergence from bankruptcy in July 1993, the Company's results of operations subsequent to July 31, 1993 are not comparable to results of operations for the prior periods. Fresh-start reporting resulted in a revaluation of the Company's assets and liabilities as of July 30, 1993 to reflect allocation of the reorganization value based upon the estimated fair market values of those assets and liabilities. The most significant effects of fresh-start reporting on results of operations are the reduction in amortization and depreciation expense from the write-off of substantially all the Company's fixed assets and the amortization of the excess of revalued net assets over stockholders' investment.

                                                                                                        PREDECESSOR
                                                                                          ---------------------------------------
                                                                                          PRO FORMA(a)
                                                                                          ------------   FOUR MONTHS      YEAR
                                                     YEAR ENDED JULY 31,                   YEAR ENDED       ENDED        ENDED
                                      -------------------------------------------------     JULY 31,      JULY 31,     MARCH 31,
                                         1997         1996         1995         1994          1993          1993          1993
                                      ----------   ----------   ----------   ----------   ------------   -----------   ----------
                                                                                          (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales.........................  $1,253,818   $1,137,377   $1,036,149     $920,307      $956,447      $244,539      $980,832
  Cost of sales.....................     643,318      576,764      524,010      460,060       533,080       127,484       534,420
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
  Gross margin......................     610,500      560,613      512,139      460,247       423,367       117,055       446,412
  Selling, general and
    administrative expenses.........     480,522      457,371      434,101      401,744       402,116       119,786       418,133
  Depreciation and amortization
    expense (credit)................      14,022        7,538          381       (4,385)       26,459         8,973        26,316
  Unusual items(b)..................          --       (4,486)          --           --        20,200            --        20,200
  Reorganization and restructure
    costs...........................          --           --           --           --       143,690        47,879       137,937
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
  Operating earnings (loss).........     115,956      100,190       77,657       62,888      (169,098)      (59,583)     (156,174)
  Interest expense, net.............      36,098       30,102       29,837       28,142        23,508         6,623        24,829
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
  Earnings (loss) before fresh-start
    revaluation, income taxes,
    extraordinary items and
    cumulative effect of accounting
    charge..........................      79,858       70,088       47,820       34,746      (192,606)      (66,206)     (181,003)
  Fresh-start revaluation...........          --           --           --           --      (246,236)     (246,236)           --
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
  Earnings (loss) before income
    taxes, extraordinary items and
    cumulative effect of accounting
    change..........................      79,858       70,088       47,820       34,746      (438,842)     (312,442)     (181,003)
  Income taxes......................      29,305       25,094       16,350       11,621            --            --            --
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------
  Earnings (loss) before
    extraordinary items and
    cumulative effect of accounting
    change..........................     $50,553      $44,994      $31,470      $23,125     $(438,842)    $(312,442)    $(181,003)
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========
  Net earnings (loss)...............     $50,553      $43,898      $31,470      $21,557      $664,991      $791,391     $(181,003)
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========
Earnings per common share (c):
  Primary:
    Earnings before extraordinary
      item..........................       $1.38        $1.23        $0.88        $0.66
    Net earnings....................        1.38         1.20         0.88         0.62
  Assuming full dilution:
    Earnings before extraordinary
      item..........................        1.37         1.23         0.86         0.66
    Net earnings....................        1.37         1.20         0.86         0.62
Weighted average number of common
  shares outstanding (c):
  Primary...........................      36,632       36,465       35,849       34,965
  Assuming full dilution............      36,853       36,618       36,565       34,965
BALANCE SHEET DATA:
  Working capital...................    $877,130     $775,500     $781,802     $763,216      $676,677      $676,677      $961,671
  Total assets......................   1,281,206    1,163,811    1,110,708    1,112,647     1,013,523     1,013,523     1,252,448
  Total debt........................     451,787      404,354      443,624      447,478       355,125       355,125       284,554
  Total stockholders' investment
    (deficit).......................     541,574      476,258      391,890      342,740       311,070       311,070      (791,391)

---------------
(a) Income statement data in this column represents historical income statement data for the twelve months ended July 31, 1993, which includes the four month period ended July 31, 1993 and the eight month period ended March 31, 1993. On December 13, 1993, the Company changed its fiscal year end to July 31, effective as of April 1, 1994.

(b) Unusual items consist of reorganization recoveries of ($4.5 million) for the year ended July 31, 1996 and provisions for valuation of assets of $20.2 million as of the pro forma year ended July 31, 1993 and for the year ended March 31, 1993.

(c) Earnings (loss) per share is not presented in the "Predecessor" columns because such presentation would not be meaningful. The old stock, which was not publicly traded, was canceled under the Plan of Reorganization and the new stock was not issued until July 30, 1993 (the "Effective Date").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Cautionary Notice Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from the Company's audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                             YEAR ENDED JULY 31,
                                                          --------------------------
                                                           1997      1996      1995
                                                          ------    ------    ------
Net Sales...............................................  100.0%    100.0%    100.0%
Cost of Sales...........................................    51.3      50.7      50.6
                                                          ------    ------    ------
Gross Margin............................................    48.7      49.3      49.4
Selling, General and Administrative Expenses............    38.3      40.2      41.9
Depreciation and Amortization Expense...................     1.2       0.7        --
Unusual Items -- Reorganization Recoveries..............      --     (0.4)        --
                                                          ------    ------    ------
Operating Earnings......................................     9.2       8.8       7.5
Interest Expense, Net...................................     2.9       2.6       2.9
                                                          ------    ------    ------
Earnings Before Income Taxes and Extraordinary Items....     6.3       6.2       4.6
Income Taxes............................................     2.3       2.2       1.6
                                                          ------    ------    ------
Earnings Before Extraordinary Items.....................     4.0       4.0       3.0
Extraordinary Items:
  Loss on Early Extinguishment of Debt, Net of Income
     Taxes..............................................      --     (0.1)        --
                                                          ------    ------    ------
Net Earnings............................................    4.0%      3.9%      3.0%
                                                          ======    ======    ======

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

     Net Sales. Net Sales for the year ended July 31, 1997 increased by $116.4 million to $1,253.8 million, a 10.2% increase compared to the previous year. The sales increase primarily resulted from a 5.5% increase in stores open for comparable periods as well as sales from 117 new stores added during the year, which was partially offset by 61 stores closed during the year. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong store level execution.

     Gross Margin. Gross Margin as a percentage of net sales was 48.7% for the year ended July 31, 1997 compared to 49.3% for the year ended July 31, 1996, a decrease of 0.6%. This decrease was primarily due to the Company's more competitive stance with regard to pricing as well as the ongoing transition to a higher priced, lower margin product mix at the Gordon's Division in connection with its repositioning as a more upscale and contemporary retailer. The LIFO provision was $3.7 million and $2.4 million for the years ended July 31, 1997 and 1996, respectively, having the effect of reducing gross margin by 0.1%.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 38.3% of sales for the year ended July 31, 1997 from 40.2% for the year ended July 31, 1996, or 1.9% as a percentage of net sales. Store expenses as a percentage of sales decreased by 0.6% principally due to productivity improvement as a result of store payroll increasing at a lower rate than sales. Corporate expenses decreased by 0.7% of net sales principally as a result of lower costs for payroll. The current year demonstrated the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in the stores.

     Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items. Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items were $130.0 million and $103.2 million for the years ended July 31, 1997 and 1996, respectively, an increase of 26.0%.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $6.5 million, primarily as a result of the purchase of new assets, principally for new store openings, renovation and refurbishment, since the fresh start reporting write-off of substantially all fixed assets of the Company effective July 31, 1993.

     Interest Expense, Net. Interest Expense, Net was $36.1 million and $30.1 million for the years ended July 31, 1997 and 1996, respectively. The increase in interest expense was primarily due to higher borrowings under the Revolving Credit Agreement to fund new store growth, inventory, and remodels and renovations and a reduction in interest income resulting from lower average balances in short term investments.

     Income Taxes. The income tax expense for the years ended July 31, 1997 and 1996 was $29.3 million and $24.5 million, respectively, reflecting an effective tax rate of 36.7% and 35.8%, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1997, the Company had a remaining NOL (after limitations) of approximately $254.2 million.

YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

     Net Sales. Net Sales for the year ended July 31, 1996 increased by $101.2 million to $1,137.4 million, a 9.8% increase compared to the previous year. Sales for stores open for comparable periods increased by 9.9%. The sales increase primarily resulted from improved merchandise assortments, successful product promotions during the holiday and non-holiday periods and strong store level execution.

     Gross Margin. Gross Margin as a percentage of net sales was 49.3% for the year ended July 31, 1996 compared to 49.4% for the year ended July 31, 1995, a decrease of 0.1%. The Company achieved this result while adhering to its merchandise strategy which included a transition in sales mix to more key item merchandise as well as reducing slow moving merchandise inventory during the current year. Key item merchandise produces higher sales volumes but has a slightly lower gross margin rate, on average, than other merchandise. The LIFO provision was $2.4 million and $2.8 million for the years ended July 31, 1996 and 1995, respectively.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 40.2% of sales for the year ended July 31, 1996 from 41.9% for the year ended July 31, 1995, or 1.7% as a percentage of net sales. Store payroll expense as a percentage of net sales decreased 1.0% as a result of focused productivity measures. Other store expenses decreased by 0.9% of net sales principally related to store occupancy costs, which increased at a lower rate than net sales. Corporate expenses decreased by 0.9% of net sales principally as a result of lower costs for payroll, outside services and insurance. These improvements were partially offset by an increased provision for chargeoffs of customer accounts resulting from general economic conditions.

     Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items. Earnings Before Interest, Taxes, Depreciation and Amortization Expense, Extraordinary Item and Unusual Items were $103.2 million and $78.0 million for the years ended July 31, 1996 and 1995, respectively, an increase of 32.3%.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $7.2 million, primarily as a result of the purchase of new assets in connection with the Company's store expansion and remodeling plan.

     Unusual Items -- Reorganization Recoveries. Unusual Items -- Reorganization Recoveries were $4.5 million for the year ended July 31, 1996. See "Unusual Items -- Reorganization Recoveries" in Notes to the Consolidated Financial Statements.

     Interest Expense, Net. Interest Expense, Net was $30.1 million and $29.8 million for the years ended July 31, 1996 and 1995, respectively. Interest expense primarily remained constant due to the early redemption of the $60.0 million 11.0% Second Priority Senior Secured Notes on September 11, 1995, partially offset by the increase in interest expense due to higher borrowings under the Revolving Credit Agreement and a reduction in interest income due to lower average balances in short-term investments. Also, the prior year included $1.2 million of interest income on funds escrowed for previous bankruptcy matters.

     Income Taxes. The income tax expense for the years ended July 31, 1996 and 1995 was $24.5 million and $16.4 million, respectively, reflecting an effective tax rate of 35.8% and 34.2%, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the near future. The Company will realize a cash benefit from utilization of NOLs (after limitations) against current and future tax liabilities.

     Extraordinary Item. The extraordinary charge of $1.1 million, net of an income tax benefit of $0.6 million, for the year ended July 31, 1996 was the result of the early redemption of the $60.0 million 11.0% Second Priority Senior Secured Notes. See "Long-Term Debt" in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 1997, the Company had cash and cash equivalents of $41.6 million, including $9.0 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40.3% and 39.7% of the Company's annual sales were made during the three months ended January 31, 1997 and 1996, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters.

                                                FISCAL 1997                                        FISCAL 1996
                                         FOR THE THREE MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                              ------------------------------------------------   ------------------------------------------------
                              JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                1997       1997         1997          1996         1996       1996         1996          1995
                              --------   ---------   -----------   -----------   --------   ---------   -----------   -----------
                                                                                                                   (IN THOUSANDS)
Net sales...................  $273,580   $244,376     $505,083      $230,779     $248,858   $222,283     $451,962      $214,274
Gross margin................   132,271    119,182      248,312       110,735      122,760    107,797      225,952       104,104
Operating earnings..........    11,613      7,381       90,756         6,206        7,851      3,823       79,770         8,746
Net earnings (loss).........     1,620     (1,444)      51,515        (1,138)          12     (2,439)      46,234            91

     Net cash used in operating activities was $6.0 million in fiscal 1997 and $1.4 million in fiscal 1996. In fiscal 1997 and 1996, net earnings, depreciation and amortization charges and the non-cash charge in lieu of tax expense were offset by additional working capital needs, principally for accounts receivable and inventory growth. In fiscal 1995, net cash provided by operations was $45.9 million principally from the non-cash charge in lieu of tax expense and a reduction in working capital needs.

     Net cash used in investing activities was $49.1 million in fiscal 1997, $50.8 million in fiscal 1996 and $40.5 million in 1995 principally related to capital expenditures for new store growth and existing store remodeling and refurbishment.

     Net cash provided from financing activities was $46.8 million in fiscal 1997, principally for borrowings under the Company's Revolving Credit Agreement. Net cash used for financing activities for fiscal 1996 was $52.6 million, principally related to payments of long term debt retired during that year. Net cash used in financing activities for fiscal 1995 was $4.2 million, principally related to scheduled payments of long-term debt.

     The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel and formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at July 31, 1997 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and may be optionally redeemed by ZFT in July 1999.

     In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a new three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaced a prior secured commitment totaling $150.0 million.

     The revolving credit loans bear interest at floating rates, currently (i) LIBOR plus 1.5% or (ii) the agent bank's adjusted base rate or the Federal Funds Rate plus 0.5%, at the Borrowers' option. The interest rate based on LIBOR and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 0.375% per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. The interest rates and commitment fee will also be reduced if the Company obtains an investment grade rating. The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At July 31, 1997, there were $70.7 million in loans outstanding under the Revolving Credit Agreement at a weighted-average interest rate of 7.20%. In addition, letters of credit in the amount of approximately $0.6 million were outstanding at July 31, 1997. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     During the year ended July 31, 1997, the Company made approximately $54.0 million in capital expenditures, a significant portion of which was used to open 117 new stores. Under its continued growth strategy, the Company plans to open approximately 220 new stores for which it will incur approximately $50 million in capital expenditures during the combined fiscal years 1998 and 1999. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. Since fiscal 1994, the Company remodeled or refurbished nearly 50% of its store base. During the combined fiscal years 1998 and 1999, the Company anticipates spending approximately $50 million to remodel and refurbish approximately 300 additional stores. The Company also estimates it will make capital expenditures of approximately $25 million to $30 million during the combined fiscal years 1998 and 1999 for enhancements to its management information systems. In total, the Company anticipates spending approximately $160.0 million on capital expenditures during the combined fiscal years 1998 and 1999. The Revolving Credit Agreement limits the Company's capital expenditures to $80.0 million in each of fiscal years 1998 and 1999.

     There has been an increase of approximately $53.8 million, or 11.8%, in owned merchandise inventories at July 31, 1997 compared to the balance at July 31, 1996. The increase in inventory levels is principally the result of new store growth as well as improvements in the depth and breadth of merchandise available in the stores to accommodate increasing sales. As a result of the inventory position and increased capital expenditures, the Company had outstanding borrowings of $70.7 million under the Revolving Credit Agreement at July 31, 1997, compared to $23.6 million at July 31, 1996. The Company intends to offer $100 million of Senior Notes due 2007 by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, which is expected to close in early October ("the Offering"). The Offering is part of a plan to improve the Company's capital structure by (i) allowing more flexibility for seasonal financing needs and (ii) extending the average maturity of the Company's indebtedness. The Company will apply the net proceeds from the issuance of the Notes to repay outstanding borrowings under the Revolving Credit Agreement, which amounts may be reborrowed from time to time.

     On September 3, 1997, the Company signed a purchase agreement relating to the Diamond Park Asset Sale. The Diamond Park Division, which manages leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had annual sales of $125.3 million in fiscal 1997. At July 31, 1997, inventories and net property and equipment of the Diamond Park Division were $54.5 million and $4.0 million, respectively. In connection with Diamond Park Asset Sale, the Company will receive consideration totaling approximately $65 million in cash. The Company will continue to operate in the Dillard's stores through January 1998, the end of the current license period, at which time the remaining inventory of such operations will be sold to the purchaser. The Company intends to reinvest net proceeds from the Diamond Park Asset Sale into the Company's operations. The closing of the Diamond Park Asset Sale is subject to certain conditions, including receipt of certain third party consents, absence of a material adverse change in the business, satisfactory completion by the purchaser of its due diligence, termination of the Hart-Scott-Rodino waiting period, entering into of a services agreement and a transfer agreement related to Dillard's, release of all liens on the assets to be sold, accuracy of representations and warranties and compliance with covenants and other standard closing conditions. The closing is expected to occur on or about October 6, 1997.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1997 was approximately $28 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. As of July 31, 1997, the Company had a NOL (after limitations) of approximately $254 million, which represents up to $99 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, net proceeds from the Offering and net proceeds from the Diamond Park Asset Sale should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

INFLATION

     In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect the Company in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). In accordance with the provisions of SFAS No. 128, basic earnings per common share will be computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share will be computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the period. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 with footnote disclosure of pro forma EPS amounts permitted prior to that date. The Company will adopt SFAS No. 128 in the quarter ended January 31, 1998, and in accordance with SFAS No. 128, will restate all prior-period EPS data.

     Effective July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profits and loss, and assets for certain business segments. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has not yet determined the impact of these statements on its financial disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-20 at the end of this Annual Report on Form 10-K:

                                                               PAGE
                           INDEX                              NUMBER
                           -----                              ------
Management's Report.........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Balance Sheets.................................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Consolidated Statements of Stockholder's Investment.........   F-7
Notes to Consolidated Financial Statements..................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS:

     The list of financial statements required by this item is set forth in Item 8.

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants....................    25
Schedule II -- Valuation and Qualifying Accounts............    26

     All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

          2.1            -- Disclosure Statement Pursuant to Section 1125 of the
                            Bankruptcy Code with Respect to Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code for Zale
                            Corporation and its Affiliated Debtors, dated March 22,
                            1993 (Exhibit T3E-1).(1)
          2.2            -- Motion to Approve Amendments to the Plan of
                            Reorganization under Chapter 11 of the Bankruptcy Code of
                            Zale Corporation and its Affiliated Debtors, dated May
                            19, 1993 (Exhibit 2.6).(2)
          2.3            -- Order Approving Amendments to the Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code of Zale
                            Corporation and its Affiliated Debtors, dated May 20,
                            1993 (Exhibit 2.7).(2)
          3.1            -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(3)
          3.3            -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(8)
          4.1            -- Warrant Agreement, dated as of July 30, 1993, between
                            Zale Corporation and The First National Bank of Boston,
                            as warrant agent, governing the Warrants to Purchase
                            Common Stock, Series A.(3)
          4.2            -- Indenture, dated as of July 1, 1994, among Zale Funding
                            Trust, as Issuer and Bankers Trust Company, as Indenture
                            Trustee.(6)
          4.3            -- Purchase and Servicing Agreement, dated as of July 1,
                            1994, among Zale Funding Trust, Diamond Funding Corp.,
                            Zale Delaware, Inc., and Jewelers Financial Services,
                            Inc.(6)

          4.4            -- Revolving Credit Agreement, dated as of August 11, 1995, among Zale Corporation, Zale Delaware, Inc., the lending
                            institutions set forth therein, and The First National
                            Bank of Boston, as Agent for such lenders.(6)
          4.5            -- Amended and Restated Lender Security Agreement, dated as of August 11, 1995, among Zale Delaware, Inc., Zale
                            Corporation, and The First National Bank of Boston, as
                            collateral agent.(6)
          4.6            -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale and ZDel and The First National Bank of Boston, as
                            agent for the lenders identified therein. The Schedules
                            attached to the Agreement, as identified in the list of
                            Schedules filed as a part of this exhibit, are omitted
                            from this filing, but will be provided supplementally to
                            the Commission upon request.(8)
        *10.1            -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(6)
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            Jewel Recovery, L.P., dated as of July 30, 1993.(3)
        *10.3            -- Zale Corporation Stock Option Plan.(3)
         10.4            -- Trust Agreement, dated as of November 24, 1993, among
                            Zale Corporation, Zale Delaware, Inc. and United States
                            Trust Company of New York.(4)
         10.5            -- Agreement for Systems Operations Services, dated as of
                            February 1, 1993, between Zale Corporation and Integrated
                            Systems Solutions Corporation.(3)
         10.5a           -- Amendment #1 to Agreement for Systems Operations
                            Services, dated as of August 1, 1994, between Zale
                            Corporation and Integrated Systems Solutions
                            Corporation.(6)
        *10.6            -- Severance and Settlement Agreement, dated as of December
                            3, 1993, between Zale Corporation and E. Peter Healey.(4)
        *10.7            -- Severance and Settlement Agreement, dated as of May 15,
                            1995, between Zale Corporation and Dolph B. Simon.(6)
        *10.8            -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(4)
        *10.8a           -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(7)
        *10.9            -- Employment Agreement, dated as of December 22, 1993,
                            between Zale Corporation and Larry Pollock.(4)
        *10.10           -- Employment Agreement, dated as of March 14, 1994, between
                            Zale Corporation and Robert DiNicola.(5)
         10.11           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(7)
         10.11a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(7)
        *10.12           -- Employment Agreement, approved by the Board of Directors on October 30, 1996, and dated as of August 1, 1996,
                            between Zale Corporation and Robert DiNicola.(8)
         10.13           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(8)
        *10.14           -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(9)
         10.14a          -- Modified list of parties to Change of Control
                            Agreement.(11)

        *10.15           -- Employment Agreement between Zale Corporation and Louis
                            J. Grabowsky.(8)
        *10.16           -- Employment Agreement between Zale Corporation and Alan P.
                            Shor.(8)
         10.17           -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(11)
         11              -- Statement re computation of per share earnings.(11)
         21              -- Subsidiaries of the registrant.(11)
         23              -- Consent of Independent Public Accountants.(11)
         27              -- Financial data schedule.(11)

---------------

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

 (7) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

 (8) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

 (9) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

(10) Previously filed as an exhibit to the registrant's Form 10-Q (No. 0-21526) for the quarterly period ended April 30, 1997, and incorporated herein by reference.

(11) Filed herewith.

 *  Management Contracts and Compensatory Plans.

4. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Report.........................................  F-2
Report of Independent Public Accountants....................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Balance Sheets.................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Consolidated Statements of Stockholders' Investment.........  F-7
Notes to Consolidated Financial Statements..................  F-8

                              MANAGEMENT'S REPORT

To the Stockholders of Zale Corporation:

     The integrity and consistency of the consolidated financial statements of Zale Corporation (the "Company"), which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

     The Company maintains a system of internal accounting controls, to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

     The consolidated financial statements of the Company have been audited by Arthur Andersen LLP, independent public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

     The Audit Committee, composed solely of outside directors, meets periodically with the independent public accountants and representatives of management to discuss auditing and financial reporting matters. In addition, the independent public accountants meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent public accountants, which is subject to stockholder approval, and the general oversight review of management's discharge of its responsibilities with respect to the matters referred to above.

Robert J. DiNicola         Louis J. Grabowsky
Chairman of the Board and  Executive Vice President -- Finance and
Chief Executive Officer    Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited the accompanying consolidated balance sheets of Zale Corporation (a Delaware corporation) and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' investment for each of the three years in the period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
September 3, 1997

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                          JULY 31,      JULY 31,      JULY 31,
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Net Sales..............................................  $1,253,818    $1,137,377    $1,036,149
Cost of Sales..........................................     643,318       576,764       524,010
                                                         ----------    ----------    ----------
Gross Margin...........................................     610,500       560,613       512,139
Selling, General and Administrative Expenses...........     480,522       457,371       434,101
Depreciation and Amortization Expense..................      14,022         7,538           381
Unusual Items -- Reorganization Recoveries.............          --        (4,486)           --
                                                         ----------    ----------    ----------
Operating Earnings.....................................     115,956       100,190        77,657
Interest Expense, Net..................................      36,098        30,102        29,837
                                                         ----------    ----------    ----------
Earnings Before Income Taxes and Extraordinary Item....      79,858        70,088        47,820
Income Taxes...........................................      29,305        25,094        16,350
                                                         ----------    ----------    ----------
Earnings Before Extraordinary Item.....................      50,553        44,994        31,470
Extraordinary Item:
  Loss on Early Extinguishment of Debt, Net of Income
     Taxes of $(603)...................................          --        (1,096)           --
                                                         ----------    ----------    ----------
Net Earnings...........................................  $   50,553    $   43,898    $   31,470
                                                         ==========    ==========    ==========
Earnings Per Common Share:
  Primary:
     Earnings Before Extraordinary Item................  $     1.38    $     1.23    $     0.88
     Extraordinary Items...............................          --         (0.03)           --
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     1.38    $     1.20    $     0.88
                                                         ==========    ==========    ==========
  Assuming full dilution:
     Earnings Before Extraordinary Item................  $     1.37    $     1.23    $     0.86
     Extraordinary Items...............................          --         (0.03)           --
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     1.37    $     1.20    $     0.86
                                                         ==========    ==========    ==========
Weighted Average Number of Common Shares Outstanding:
  Primary..............................................      36,632        36,465        35,849
  Assuming full dilution...............................      36,853        36,618        36,565

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                               JULY 31,     JULY 31,
                                                                 1997         1996
                                                              ----------   ----------
Current Assets:
  Cash and Cash Equivalents.................................  $   41,636   $   50,046
  Customer Receivables, Net.................................     454,270      419,877
  Merchandise Inventories...................................     511,702      457,862
  Other Current Assets......................................      39,271       25,535
                                                              ----------   ----------
Total Current Assets........................................   1,046,879      953,320
Property and Equipment, Net.................................     138,011      108,254
Other Assets................................................      43,616       45,737
Deferred Tax Asset, Net.....................................      52,700       56,500
                                                              ----------   ----------
Total Assets................................................  $1,281,206   $1,163,811
                                                              ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt.........................  $      328   $       26
  Accounts Payable and Accrued Liabilities..................     145,721      145,794
  Deferred Tax Liability, Net...............................      23,700       32,000
                                                              ----------   ----------
Total Current Liabilities...................................     169,749      177,820
Non-current Liabilities.....................................      53,544       34,627
Long-term Debt..............................................     451,459      404,328
Excess of Revalued Net Assets Over Stockholders' Investment,
  Net.......................................................      64,880       70,778
Commitments and Contingencies
Stockholders' Investment:
  Preferred Stock...........................................          --           --
  Common Stock..............................................         350          352
  Additional Paid-In Capital (Includes Stock Warrants)......     401,121      383,042
  Unrealized Gains on Securities............................       2,182        1,013
  Accumulated Earnings......................................     142,404       91,851
                                                              ----------   ----------
                                                                 546,057      476,258
  Treasury Stock............................................      (4,483)          --
                                                              ----------   ----------
Total Stockholders' Investment..............................     541,574      476,258
                                                              ----------   ----------
Total Liabilities and Stockholders' Investment..............  $1,281,206   $1,163,811
                                                              ==========   ==========

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                            JULY 31,      JULY 31,      JULY 31,
                                                              1997          1996          1995
                                                           ----------    ----------    ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.............................................   $ 50,553     $  43,898      $ 31,470
Non-cash items:
  Depreciation and amortization expense..................     16,290         8,904         1,498
  Non-cash charge in lieu of tax expense.................     28,280        23,208        16,204
Other adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Extraordinary loss on early extinguishment of debt.......         --         1,699            --
Changes in:
  Customer receivables, net..............................    (34,393)      (22,323)        1,506
  Merchandise inventories................................    (53,840)      (74,739)       25,621
  Other current assets...................................    (13,736)       (1,253)       (2,385)
  Other assets...........................................      1,467          (768)          (55)
  Accounts payable and accrued liabilities...............        (73)       18,014       (27,752)
  Non-current liabilities................................       (580)        1,957          (203)
                                                            --------     ---------      --------
Net Cash Provided by (Used in) Operating Activities......     (6,032)       (1,403)       45,904
                                                            --------     ---------      --------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment......................    (54,025)      (48,790)      (42,295)
Dispositions of property and equipment...................      4,887           829         1,987
Acquisition, net of cash acquired........................         --        (2,547)           --
Other....................................................         --          (340)         (205)
                                                            --------     ---------      --------
Net Cash Used in Investing Activities....................    (49,138)      (50,848)      (40,513)
                                                            --------     ---------      --------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt.............................        291       (66,608)       (3,896)
Net borrowings under revolving credit agreement..........     47,100        23,600            --
Payment for redemption of Series B Warrants..............         --        (9,264)           --
Payment of prepayment penalty and other related costs on
  early extinguishment of debt...........................         --        (1,699)           --
Debt issue and capitalized financing costs...............       (945)         (629)         (461)
Proceeds from exercise of stock options..................      1,073         1,992           171
Purchase of treasury stock...............................       (759)           --            --
                                                            --------     ---------      --------
Net Cash Provided by (Used in) Financing Activities......     46,760       (52,608)       (4,186)
                                                            --------     ---------      --------
Net Increase (Decrease) in Cash and Cash Equivalents.....     (8,410)     (104,859)        1,205
Cash and Cash Equivalents at Beginning of Period.........     50,046       154,905       153,700
                                                            --------     ---------      --------
Cash and Cash Equivalents at End of Period...............   $ 41,636     $  50,046      $154,905
                                                            ========     =========      ========
Supplemental cash flow information:
  Interest paid..........................................   $ 34,914     $  35,020      $ 36,443
  Interest received......................................   $    936     $   3,233      $  7,641
  Income taxes paid (net of refunds received)............   $  3,431     $   1,653      $    568
  Restricted cash -- at period end date..................   $  9,013     $  31,510      $ 51,422

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (AMOUNTS IN THOUSANDS)

                                      NUMBER OF                    ADDITIONAL    UNREALIZED
                                    COMMON SHARES                   PAID-IN     GAINS(LOSSES)   ACCUMULATED   TREASURY
                                     OUTSTANDING    COMMON STOCK    CAPITAL     ON SECURITIES    EARNINGS      STOCK      TOTAL
                                    -------------   ------------   ----------   -------------   -----------   --------   --------
Balance, July 31, 1994............     34,965           $350        $321,159       $ (326)       $ 21,557     $     0    $342,740
Net Earnings......................         --             --              --           --          31,470          --      31,470
Reduction of Tax Valuation
  Allowance.......................         --             --          16,204           --              --          --      16,204
Exercise of Stock Options and
  Warrants........................         19             --             171           --              --          --         171
Treasury Stock Acquired...........         (1)            --              --           --              --          --          --
Unrealized Gain on Securities.....         --             --              --        1,305              --          --       1,305
                                       ------           ----        --------       ------        --------     -------    --------
Balance July 31, 1995.............     34,983            350         337,534          979          53,027           0     391,890
Net Earnings......................         --             --              --           --          43,898          --      43,898
Purchase of B Warrants............         --             --          (4,190)          --          (5,074)         --      (9,264)
Reduction of Tax Valuation
  Allowance.......................         --             --          23,208           --              --          --      23,208
Change in Estimate of Realization
  of Deferred Income Tax Asset....         --             --          24,500           --              --          --      24,500
Exercise of Stock Options and
  Warrants........................        216              2           1,990           --              --          --       1,992
Unrealized Gain on Securities.....         --             --              --           34              --          --          34
                                       ------           ----        --------       ------        --------     -------    --------
Balance July 31, 1996.............     35,199            352         383,042        1,013          91,851           0     476,258
Net Earnings......................         --             --              --           --          50,553          --      50,553
Reduction of Tax Valuation
  Allowance.......................         --             --          13,280           --              --          --      13,280
Exercise of Stock Options.........        113              1           1,072           --              --          --       1,073
Unrealized Gain on Securities.....         --             --              --        1,169              --          --       1,169
Recoveries and purchase of Common
  Stock...........................       (290)            (3)          3,727           --              --      (4,483)       (759)
                                       ------           ----        --------       ------        --------     -------    --------
Balance, July 31, 1997............     35,022           $350        $401,121       $2,182        $142,404     $(4,483)   $541,574
                                       ======           ====        ========       ======        ========     =======    ========

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale"). The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"). ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. On January 18, 1996, the Company acquired Karten's Jewelers, Inc., ("Karten's") a privately owned chain of 20 fine jewelry stores. The Company acquired all the outstanding shares of common stock for $3.0 million in cash and assumption of all liabilities.

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments. At July 31, 1997, $9.0 million was restricted of which $5.4 million was restricted based on collateral requirements under the Receivables Securitization Facility.

     CUSTOMER RECEIVABLES are classified as current assets, including amounts which are due after one year, in accordance with industry practices. The allowance for doubtful accounts was $57.8 million and $51.4 million at July 31, 1997 and 1996, respectively. Finance charge income and net earnings from credit insurance subsidiaries of $101.0 million, $90.8 million and $89.6 million for the years ended July 31, 1997, 1996 and 1995, respectively, has been reflected as a reduction of Selling, General and Administrative Expenses.

     MERCHANDISE INVENTORIES are stated at the lower of cost or market, which is determined primarily in accordance with the retail inventory method. Substantially all inventories represent finished goods which are valued using the last-in, first-out ("LIFO") method.

     DEPRECIATION AND AMORTIZATION are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life. Estimated useful lives of the assets range from three to forty years. Original cost and related accumulated depreciation or amortization are removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives.

     EXCESS OF REVALUED NET ASSETS OVER STOCKHOLDERS' INVESTMENT is being amortized over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 1997, 1996 and 1995. Accumulated amortization was $23.6 million and $17.7 million at July 31, 1997 and 1996, respectively.

     STORE PREOPENING COSTS are charged to results of operations in the period in which the store is opened. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include the present value of estimated future rentals net of anticipated sublease income, loss on retirement of property and equipment and other related occupancy costs.

                       ZALE CORPORATION AND SUBSIDIARIES

     ADVERTISING EXPENSES are charged against operations when incurred. Amounts charged against operations were $46.1 million, $37.6 million and $35.2 million for the years ended July 31, 1997, 1996 and 1995, respectively. The amounts of prepaid advertising at July 31, 1997 and 1996 are $3.4 million and $2.4 million, respectively.

     RECLASSIFICATIONS. The classifications in use at July 31, 1997 have been applied to the financial statements for July 31, 1996 and 1995.

MERCHANDISE INVENTORIES

     The Company uses the LIFO method of accounting for inventory, which results in a matching of current costs with current revenues. The estimated cost of replacing the Company's inventories exceeds its net LIFO cost by approximately $16.0 million and $12.2 million at July 31, 1997 and 1996, respectively. Inventories on a first-in, first-out ("FIFO") basis were $527.7 million and $470.1 million at July 31, 1997 and 1996, respectively. The Company also maintained consigned inventory at its retail locations of approximately $135.0 million and $78.9 million at July 31, 1997 and 1996, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time of sale, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales.

PROPERTY AND EQUIPMENT

     The Company's property and equipment consists of the following:

                                                     JULY 31, 1997    JULY 31, 1996
                                                     -------------    -------------
                                                         (AMOUNTS IN THOUSANDS)
Buildings and Leasehold Improvements...............    $ 59,932         $ 39,439
Furniture and Fixtures.............................     101,767           64,569
Construction in Progress...........................       9,409           14,835
Property Held for Sale.............................       6,345            9,557
                                                       --------         --------
                                                        177,453          128,400
Less: Accumulated Amortization and Depreciation....     (39,442)         (20,146)
                                                       --------         --------
Total Net Property and Equipment...................    $138,011         $108,254
                                                       ========         ========

     Property Held for Sale represents land and buildings which are being held for future sale and are not being used in the Company's operations.

ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND NON-CURRENT LIABILITIES

     The Company's accounts payable and accrued liabilities consist of the following:

                                                     JULY 31, 1997    JULY 31, 1996
                                                     -------------    -------------
                                                         (AMOUNTS IN THOUSANDS)
Accounts Payable...................................    $ 59,321         $ 67,492
Accrued Payroll....................................      18,280           19,759
Accrued Taxes......................................      13,248           14,833
Extended Warranty..................................      12,420            6,493
Other Accruals.....................................      42,452           37,217
                                                       --------         --------
Total Accounts Payable and Accrued Liabilities.....    $145,721         $145,794
                                                       ========         ========

                       ZALE CORPORATION AND SUBSIDIARIES

     The Company's non-current liabilities consist principally of the accumulated obligation for postretirement benefits under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," loss reserves for insurance subsidiaries and reserves for tax contingencies.

     POSTRETIREMENT BENEFITS. The Company provides medical and dental insurance benefits for all eligible retirees and spouses with benefits to the latter continuing after the death of the retiree for a maximum of thirty-six months. Substantially all of the Company's full-time employees, who were hired on or before November 14, 1994, become eligible for those benefits upon reaching age 55 while working for the Company and having ten years of continuous service. The medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000 up to the age of 65 and $50,000 thereafter. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the postretirement benefits are recognized in the financial statements over an employee's active working career on an accrual basis.

     The accumulated postretirement benefits obligation ("APBO"), which represents the actuarial present value of benefits attributed to employee service rendered as of July 31, 1997 and 1996, for the unfunded plan, include the following components:

                                                           JULY 31,     JULY 31,
                                                             1997         1996
                                                           ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)
Active Employees Under Retirement Age....................   $ 3,453      $ 4,260
Active Employees Eligible to Retire......................     1,884        2,161
Current Retirees.........................................     7,315        7,641
                                                            -------      -------
Accumulated Benefit Obligation...........................    12,652       14,062
Unrecognized Prior Service Credit (Cost).................        38         (348)
Unrecognized Net Gain....................................     8,230        7,019
                                                            -------      -------
Total Accrued Postretirement Benefit Liability...........   $20,920      $20,733
                                                            =======      =======

     The unrecognized gain of $8.2 million at July 31, 1997, results primarily from changes in plan experience and actuarial assumptions, including a reduction in average claim cost and a reduction in the number of eligible participants. The gain will be amortized in accordance with SFAS No. 106.

     The annual expense relating to postretirement benefits, which are reflected in Selling, General and Administrative Expenses, are as follows:

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                    JULY 31,      JULY 31,      JULY 31,
                                                      1997          1996          1995
                                                   ----------    ----------    ----------
                                                           (AMOUNTS IN THOUSANDS)
Service Cost.....................................    $  613        $1,130        $1,035
Interest Cost....................................     1,112         1,557         1,465
Amortization.....................................      (582)           58            16
                                                     ------        ------        ------
Total Postretirement Benefit Cost................    $1,143        $2,745        $2,516
                                                     ======        ======        ======

     The weighted-average discount rate used in determining the APBO at July 31, 1997 and 1996 was 7.5 and 7.75 percent, respectively. At July 31, 1997 and 1996, the initial medical and dental trend rates were 12.0 percent and 8.25 percent, respectively, and are assumed to gradually decrease to 6.0 percent in the year 2004. The effect of a one percent increase in the health care cost trend rate on the APBO and the net periodic expense would be an increase of approximately $1.5 million and $0.2 million, respectively.

                       ZALE CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT

     Long-term debt consists of the following:

                                             JULY 31, 1997    JULY 31, 1996
                                             -------------    -------------
                                                 (AMOUNTS IN THOUSANDS)
Revolving Credit Agreement.................    $ 70,700         $ 23,600
Receivables Securitization Facility........     380,677          380,635
Other (primarily mortgages)................         410              119
                                               --------         --------
                                                451,787          404,354
Less Current Portion.......................        (328)             (26)
                                               --------         --------
Total Long-Term Debt.......................    $451,459         $404,328
                                               ========         ========

     Fiscal year scheduled maturities of long-term debt at July 31, 1997 were as follows: 1998 -- $0.3 million; 1999 -- $380.8 million; 2000 -- $70.7 million;
2001 -- $0 million; 2002 -- $0 million; thereafter -- $0 million; for a total of $451.8 million.

     REVOLVING CREDIT AGREEMENT. On March 31,1997, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks which provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaces a prior secured commitment totaling $150.0 million.

     The revolving credit loans bear interest at floating rates, currently LIBOR plus 1.5% or the agent bank's adjusted base rate percent or the Federal Funds Rate plus .5%, at the Borrowers' option. The interest rate based on LIBOR can be reduced based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of .375 percent per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. At the Borrowers' election, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. At July 31, 1997, there were $70.7 million in loans outstanding under the Revolving Credit Agreement at a weighted average interest rate of 7.20%. In addition, letters of credit in the amount of approximately $0.6 million were outstanding at July 31, 1997.

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

     RECEIVABLES SECURITIZATION FACILITY. The Company formed Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust, in 1994 to finance customer accounts receivable. ZFT established an accounts receivable securitization facility (the "ZFT Securitization"), pursuant to which it issued approximately $380.7 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes"). The proceeds from the ZFT Receivables Notes were used to buy the revolving credit card accounts receivable of ZDel and other affiliates. Collections from those receivables are used in part to pay interest on the ZFT Receivables Notes and to purchase daily ZDel's customer accounts receivable. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and are nonrecourse with regard to Zale and ZDel.

                       ZALE CORPORATION AND SUBSIDIARIES

     The ZFT Receivables Notes bear interest at the following rates, payable monthly in arrears (amounts in thousands):

PRINCIPAL                      RATE
---------                      ----
$ 37,620         LIBOR + .40%, not to exceed 12.0%
 294,100         7.325%
  28,600         7.50%
  20,440         8.15%
--------
$380,760
========

     The effective interest rate, based on a current LIBOR rate of 5.625 percent, including amortization of debt issuance costs, approximated 7.55 percent at July 31, 1997.

     Jewelers Financial Services, Inc. (the "Servicer"), a subsidiary of ZDel, is the servicing entity for the collection of the customer accounts receivable and its servicing obligations are guaranteed by ZDel.

     The ZFT Receivables Notes will be subject to redemption at the option of ZFT in whole but not in part, on the scheduled redemption date of July 15, 1999, at a redemption price equal to the outstanding principal amount of the ZFT Receivables Notes together with accrued and unpaid interest thereon at the applicable interest rates. If ZFT has not given notice by June 15, 1999 that it will redeem the ZFT Receivables Notes in full on the scheduled payment date occurring in July 1999, the Servicer will promptly solicit bids for the purchase of all or a portion of the receivables. If the Servicer is unable to sell the receivables for a price such that the proceeds of such sale, together with other available funds, is sufficient to pay in full the outstanding principal amount of the ZFT Receivables Notes and interest thereon to the Scheduled Redemption Date, the ZFT Receivables Notes will remain outstanding and will begin amortizing based on collections of customer accounts receivable beginning in August 1999.

     The ZFT Securitization imposes certain reporting obligations on the Company and limits ZFT's ability, among other things, to grant liens, incur certain indebtedness, or enter into other lines of business. Additionally, under certain conditions as defined, including among other things, failure to pay principal or interest when due, failure to cure a borrowing base deficiency and breach of any covenant that is not cured, the ZFT Securitization is subject to an early amortization whereby the ZFT Receivables Notes may be declared due and payable immediately. The restricted cash balance shown on the Consolidated Statements of Cash Flows as of July 31, 1997 and 1996 primarily represents the restricted cash of ZFT which is based on the relationship between the ZFT Receivables Notes outstanding and gross accounts receivable as of July 31, 1997 and 1996.

LEASE COMMITMENTS

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company
amended and extended its corporate headquarters lease for      effective at the
expiration of the current lease, which will continue to be treated as an operating lease starting in September 1997. Lease incentives of approximately $4.7 million for reimbursement of certain leasehold improvement expenditures will be amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

                       ZALE CORPORATION AND SUBSIDIARIES

     Rent expense is as follows:

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                    JULY 31,      JULY 31,      JULY 31,
                                                      1997          1996          1995
                                                   ----------    ----------    ----------
                                                           (AMOUNTS IN THOUSANDS)
Retail Space:
  Minimum Rentals................................   $ 70,344      $61,724       $55,645
  Rentals Based on Sales.........................     27,762       27,752        28,365
                                                    --------      -------       -------
                                                      98,106       89,476        84,010
Equipment and Corporate Headquarters.............      3,240        3,368         3,386
                                                    --------      -------       -------
Total Rent Expense...............................   $101,346      $92,844       $87,396
                                                    ========      =======       =======

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 1997, for all noncancellable leases of ongoing operations were as follows: 1998 -- $65.3 million;
1999 -- $63.4 million; 2000 -- $58.5 million; 2001 -- $53.2 million;
2002 -- $47.6 million; thereafter -- $162.8 million; for a total of $450.8 million.

INTEREST

     Interest expense for the years ended July 31, 1997, 1996 and 1995 was approximately $36.9 million, $33.2 million and $37.5 million, respectively.

     Interest income for the years ended July 31, 1997, 1996 and 1995 was $0.8 million, $3.1 million and $7.7 million, respectively.

INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

                       ZALE CORPORATION AND SUBSIDIARIES

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                    JULY 31,      JULY 31,      JULY 31,
                                                      1997          1996          1995
                                                   ----------    ----------    ----------
                                                           (AMOUNTS IN THOUSANDS)
Federal Income Tax Expense at Statutory Rate.....   $27,950       $24,531       $16,737
Amortization of Excess of Revalued Net Assets
  Over Stockholders' Investment..................    (2,064)       (2,064)       (2,064)
State Income Taxes, Net of Federal Income Tax
  Benefit........................................     3,243         2,520         1,677
Other............................................       176           107            --
                                                    -------       -------       -------
Total Income Tax Expense.........................    29,305        25,094        16,350
Tax Benefit on Extraordinary Item................        --          (603)           --
                                                    -------       -------       -------
Total Income Tax Expense.........................   $29,305       $24,491       $16,350
                                                    =======       =======       =======
Effective Income Tax Rate........................     36.7%         35.8%         34.2%
                                                    =======       =======       =======

     Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting as of the close of business on July 31, 1993. In connection with the adoption of fresh-start reporting, the net book values of substantially all non-current assets existing at July 30, 1993 (the "Effective Date") were eliminated. As a consequence, SFAS No. 109, in conjunction with SOP 90-7, requires that any tax benefits realized for book purposes after the Effective Date, from the reduction of the valuation allowance existing as of the Effective Date be reported as an increase to additional paid-in capital rather than as a reduction in the tax provision in the Consolidated Statements of Operations. However, the Company will realize the cash benefit from utilization of its tax net operating loss ("NOL") against current and future tax liabilities. The cash benefit realized was approximately $28 million, $23 million and $16 million for the years ended July 31, 1997, 1996 and 1995, respectively.

     As of July 31, 1997, the Company has a NOL carryforward (after limitations) of approximately $254 million. A majority of the tax basis NOL carryforward, which will be available to offset future taxable income of the Company, was determined based upon the initial equity valuation of the Company as determined upon the Effective Date. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward will begin to expire in fiscal year 2002 but can be utilized through 2009.

     As of July 31, 1997, all years through fiscal year 1989 have been settled with the Internal Revenue Service ("IRS") and all income tax liabilities thereon have been paid. In addition, the IRS did not file any income tax claims in the bankruptcy case; therefore, the Company believes that under the bankruptcy laws any potential income tax liabilities have been discharged through the Effective Date.

                       ZALE CORPORATION AND SUBSIDIARIES

     Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 1997 and 1996 are presented below.

                                                    JULY 31,     JULY 31,
                                                      1997         1996
                                                   ----------   ----------
                                                   (AMOUNTS IN THOUSANDS)
Current Deferred Taxes:
  Assets --
     Customer receivables........................    $ 22,549     $ 20,046
     Accrued liabilities.........................      17,374       13,919
     State and local taxes.......................       1,950        1,950
     Net operating loss carryforward.............      29,000       24,500
     Other.......................................         120           --
                                                     --------     --------
     Total Assets................................      70,993       60,415
     Less -- Valuation Allowance.................     (32,353)     (33,071)
                                                     --------     --------
                                                       38,640       27,344
  Liabilities --
     Merchandise inventories, principally due to
       LIFO reserve..............................     (62,133)     (59,326)
     Other.......................................        (207)         (18)
                                                     --------     --------
     Deferred Current Tax Liability, Net.........    $(23,700)    $(32,000)
                                                     ========     ========
Non-Current Deferred Taxes:
  Assets --
     Property and equipment,.....................    $ 16,031     $  6,287
     Net operating loss carryforward.............      70,143      101,878
     Postretirement benefits.....................       9,960        9,886
     Other.......................................       2,168        7,497
                                                     --------     --------
     Total Assets................................      98,302      125,548
     Less -- Valuation Allowance.................     (44,798)     (68,586)
                                                     --------     --------
                                                       53,504       56,962
  Liabilities --
     Other.......................................        (804)        (462)
                                                     --------     --------
Deferred Non-Current Tax Asset, Net..............    $ 52,700     $ 56,500
                                                     ========     ========

     Pursuant to the requirements of SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The valuation reserve was approximately $77.2 million and $101.6 million as of July 31, 1997 and 1996, respectively. The Company believes that, as of July 31, 1997, a sufficient history of earnings has been established to make realization of a $29.0 million deferred income tax asset more likely than not. The change in valuation allowance from July 31, 1996 to July 31, 1997 was $24.5 million.

CAPITAL STOCK

     COMMON STOCK. At July 31, 1997 and 1996, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized and 35,021,900 shares and 35,199,383 shares, respectively, were outstanding. The Company held 326,250 and 35,942 treasury shares at July 31, 1997 and 1996, respectively.

     PREFERRED STOCK. At July 31, 1997 and 1996, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None are issued or outstanding.

                       ZALE CORPORATION AND SUBSIDIARIES

     WARRANTS. Pursuant to the plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"), Zale had authorized 2,000,000 Series A Warrants to purchase common stock. At July 31, 1997 and 1996, 1,972,750 Series A Warrants were outstanding. Each Series A Warrant entitles the holder to purchase, for $10.368 per share, one share of Zale common stock (subject to certain anti-dilution adjustments). The Series A Warrants are exercisable on or before July 30, 1998, although their expiration date may be shortened if the market value of Zale's common stock increases to at least 150.0 percent of the warrant exercise price for a specified number of days and less than 5.0 percent of the Series A Warrants originally issued under the Plan are outstanding on the date on which Zale gives the acceleration notice.

     As part of Zale's settlement of certain bankruptcy litigation in 1993 with Swarovski International Holding, A.G. ("Swarovski"), Zale issued its Series B Warrants to purchase common stock. Each Series B Warrant entitled the holder to purchase for $10.368 per share, one share of Zale common stock (subject to certain anti-dilution adjustments). The Series B Warrants were presently exercisable and, if not previously exercised, would expire on September 9, 1998, subject to the Company's right to accelerate the expiration date of the Series B Warrants if certain conditions were met. At July 31, 1995, the Series B Warrants issued entitled the holders to purchase an aggregate of 1,852,884 shares of Zale common stock. On August 31, 1995, Zale redeemed the Series B Warrants and acquired all Swarovski's rights, title and interest under the warrant agreement and paid $9.3 million to Swarovski in consideration of the redemption. As a result of this, the Series B Warrants were canceled and are no longer outstanding. Additional Paid-In Capital decreased $4.2 million, whereas Accumulated Earnings decreased $5.1 million due to this transaction.

     TREASURY STOCK. In November 1996, the Company received approximately 191,000 shares of common stock valued on the date of receipt at $19.50 per share which was approved for distribution to pre-confirmation creditors of the Company but not claimed by such pre-confirmation creditors. This resulted in a $3.7 million increase to additional paid-in capital offset by an equal increase in treasury stock. The Company also received approximately 99,000 shares of common stock as part of its settlement of remaining pre-bankruptcy litigation for which the Company paid $0.8 million. The Company expects no additional significant recoveries of stock in the future.

     STOCK OPTION PLANS. As of July 31, 1997 the Company had two stock option plans. As of the Effective Date, the Company adopted a stock option plan (the "Stock Option Plan") to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Options to purchase an aggregate of 3,555,000 shares of Common Stock may be granted under the Stock Option Plan to eligible employees. Options granted under the Stock Option Plan (i) must be granted at an exercise price not less than the fair market value of the shares of Common Stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The 1995 Outside Director Stock Option Plan, (the "Director Plan") authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Director Plan is 150,000 shares.

     Stock option transactions are summarized as follows:

                                                                                                          WEIGHTED AVERAGE
                                                     SHARES                     GRANT PRICE                EXERCISE PRICE
                                            -------------------------   ---------------------------   -------------------------
                                            FISCAL 1997   FISCAL 1996   FISCAL 1997    FISCAL 1996    FISCAL 1997   FISCAL 1996
                                            -----------   -----------   ------------   ------------   -----------   -----------
Outstanding, beginning of year............   2,722,075     2,212,925    $ 8.68-19.00   $ 8.68-14.00     $13.60        $10.65
Granted...................................     615,700     1,103,100     17.56-21.81    13.75-19.00      21.37         17.71
Exercised.................................    (112,825)     (189,325)     8.73-17.69     8.77-11.81      11.67          8.92
Canceled..................................    (136,525)     (404,625)     9.00-17.69     8.73-14.00      13.07         10.68
                                             ---------     ---------    ------------   ------------     ------        ------
Outstanding, end of year..................   3,088,425     2,722,075    $ 8.68-21.81   $ 8.68-19.00     $15.16        $13.60
                                             =========     =========    ============   ============     ======        ======

                       ZALE CORPORATION AND SUBSIDIARIES

     As of July 31, 1997 and 1996, 1,195,875 and 654,875, respectively, of options outstanding were exercisable.

     In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation." The Company accounts for the Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, the Company's pro-forma net earnings for fiscal 1997 and 1996 would have been $48,587 and $43,627, respectively, resulting in earnings per share of $1.33 and $1.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1997 and 1996, respectively: risk-free interest rate of 6.0% and 6.5%, expected dividend yield of zero, expected lives of 5 years, and expected volatility of 35.8% and 37.0%.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

UNUSUAL ITEMS -- REORGANIZATION RECOVERIES

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

     Additionally, Shawmut Bank ("Shawmut") was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. During fiscal 1996, Shawmut provided Zale with information on creditors whose claim rights have terminated. As a result, during the fiscal year 1996, Zale recovered cash funds of approximately $1.5 million held by Shawmut related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre-confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items in the Company's first quarter of fiscal year 1996 and are reflected on the Consolidated Statements of Operations for the year ended July 31, 1996 and had an after-tax impact of $0.08 per share.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

     The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, which began in December 1996 requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage.

                       ZALE CORPORATION AND SUBSIDIARIES

BENEFIT PLANS

PROFIT SHARING PLAN

     At July 31, 1997, the Company maintains The Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Under this plan, the Company will match 50 cents in Zale stock for every dollar an employee contributes up to two percent of annual earnings. In order for an employee to be eligible for the Company match, the employee must have worked at least 1,000 hours during the plan year and be employed on the last day of the plan year.

     An employee is 33.3 percent vested in the Zale stock after one year of service, 66.7 percent vested after two years of service and 100 percent vested after three years of service. As of July 31, 1997, approximately 6,400 employees participated in The Zale Corporation Savings & Investment Plan.

     Also, under this plan, the Company may make a profit sharing cash contribution at its sole discretion. To be eligible for such discretionary profit sharing contributions, an employee must have at least twelve consecutive months of service, have worked at least 1,000 hours during the plan year and be employed on the last day of the plan year.

     An employee is 20 percent vested in the profit sharing contributions after three years of service, 40 percent vested after four years of service, 60 percent vested after five years of service, 80 percent vested after six years of service and 100 percent vested after seven years of service. The Company's contribution to the plan including matching contributions was $3.5 million, $3.9 million and $3.6 million for fiscal years 1997, 1996 and 1995, respectively.

RETIREMENT PLAN

     On September 14, 1995, the Boards of Directors of Zale and ZDel approved the preparation and implementation of the Zale Delaware, Inc. Supplemental Executive Retirement Plan (the "Plan"), which was executed on behalf of the Company February 23, 1996, to be effective as of September 15, 1995. The purpose of the Plan is to provide eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined.

FINANCIAL INSTRUMENTS

     The Company has adopted SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" which extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, for which it is practicable to estimate fair value.

     As cash and short-term cash investments, customer receivables, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The carrying amount of the $380.7 million, net of discount, Receivables Securitization Facility also approximates fair value.

     The investments of the Company's insurance subsidiaries, primarily stocks and bonds in the amount of $25.9 million, approximate market value at July 31, 1997 and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders' investment.

     CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and customer receivables. The Company maintains cash and cash equivalents, short and long-term investments and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country.

                       ZALE CORPORATION AND SUBSIDIARIES

Concentrations of credit risk with respect to customer receivables are limited due to the Company's large number of customers and their dispersion across many regions. As of July 31, 1997 and 1996, the Company had no significant concentrations of credit risk.

RELATED-PARTY TRANSACTIONS

     One of the Company's directors serves as a director of a company from which the Company purchased approximately $3.4 million and $0.5 million of jewelry merchandise during fiscal year 1997 and 1996, respectively. The Company believes the terms were equivalent to those of unrelated parties.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets and goodwill. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statement of the Company in fiscal 1997.

     In the second quarter of fiscal 1998, the Company will adopt SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share for fiscal 1997 and each of the quarter in fiscal 1997 will be restated. Upon the adoption of SFAS No. 128, basic earnings per common share will be computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share will be computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the period.

     Effective July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profits and loss, and assets for certain business segments. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has not yet determined the impact of this statement on its financial disclosures.

SUBSEQUENT EVENTS

     On September 3, 1997, the Company signed a purchase agreement to sell the majority of the assets of its Diamond Park Division (the "Diamond Park Asset Sale"). The Diamond Park Division, which manages leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Division were $54.5 million and $4.0 million, respectively. In connection with the Diamond Park Asset Sale, the Company will receive cash consideration totaling approximately $65 million. The Company will continue to operate in Dillard's stores through January 1998, the end of the current license period, at which time the remaining inventory of such operations will be sold to the purchaser. The Company intends to reinvest net proceeds from the Diamond Park Asset Sale into the Company's operations. The closing of the Diamond Park Asset Sale is subject to regulatory approval and customary closing conditions and is expected to occur on or about October 6, 1997.

                       ZALE CORPORATION AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly results of operations for the years ended July 31, 1997 and 1996 were as follows (amounts in thousands except per share data):

                                                             FISCAL 1997
                                                     FOR THE THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         JULY 31,    APRIL 30,    JANUARY 31,    OCTOBER 31,
                                           1997        1997          1997           1996
                                         --------    ---------    -----------    -----------
Net sales..............................  $273,580    $244,376       $505,083      $230,779
Gross margin...........................   132,271     119,182        248,312       110,735
Net earnings (loss)....................     1,620      (1,444)        51,515        (1,138)
Net earnings (loss) per primary common
  share................................      0.04       (0.04)          1.41         (0.03)

                                                             FISCAL 1996
                                                     FOR THE THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         JULY 31,    APRIL 30,    JANUARY 31,    OCTOBER 31,
                                           1996        1996          1996           1995
                                         --------    ---------    -----------    -----------
Net sales..............................  $248,858    $222,283       $451,962      $214,274
Gross margin...........................   122,760     107,797        225,952       104,104
Net earnings (loss)....................        12      (2,439)        46,234            91
Net earnings (loss) per primary common
  share................................      0.00       (0.07)          1.27          0.00

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of September, 1997.

                                            ZALE CORPORATION

                                            By:   /s/ ROBERT J. DINICOLA
                                              ----------------------------------
                                                      Robert J. DiNicola
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                  TITLE                    DATE
                    ---------                                  -----                    ----

              /s/ ROBERT J. DINICOLA                Chairman of the Board and    September 11, 1997
--------------------------------------------------  Chief Executive Officer
                Robert J. DiNicola                  (principal executive
                                                    officer of the registrant)

              /s/ LOUIS J. GRABOWSKY                Executive Vice President --  September 11, 1997
--------------------------------------------------  Finance and Chief Financial
                Louis J. Grabowsky                  Officer (principal
                                                    financial officer of the
                                                    registrant)

                 /s/ MARK R. LENZ                   Vice President and           September 11, 1997
--------------------------------------------------  Controller (principal
                   Mark R. Lenz                     accounting officer of the
                                                    registrant)

                  /s/ GLEN ADAMS                    Director                     September 11, 1997
--------------------------------------------------
                    Glen Adams

                /s/ A. DAVID BROWN                  Director                     September 11, 1997
--------------------------------------------------
                  A. David Brown

               /s/ PETER P. COPSES                  Director                     September 11, 1997
--------------------------------------------------
                 Peter P. Copses

                 /s/ ANDREA JUNG                    Director                     September 11, 1997
--------------------------------------------------
                   Andrea Jung

              /s/ RICHARD C. MARCUS                 Director                     September 11, 1997
--------------------------------------------------
                Richard C. Marcus

            /s/ CHARLES H. PISTOR, JR.              Director                     September 11, 1997
--------------------------------------------------
              Charles H. Pistor, Jr.

               /s/ ANDREW H. TISCH                  Director                     September 11, 1997
--------------------------------------------------
                 Andrew H. Tisch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Zale Corporation (a Delaware corporation) and subsidiaries' included in this Form 10-K, and have issued our report thereon dated September 3, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  ARTHUR ANDERSEN LLP

Dallas, Texas,
September 3, 1997

                                                                     SCHEDULE II
                       ZALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                    BALANCE AT
                                                  BALANCE AT    ADDITIONS     -----------------------
                                                  BEGINNING     CHARGED TO                     END
                                                  OF PERIOD      EARNINGS     DEDUCTIONS    OF PERIOD
                                                  ----------    ----------    ----------    ---------
                                                                (AMOUNTS IN THOUSANDS)
Fiscal year ended July 31, 1997
  Allowance for doubtful accounts..............    $51,402       $55,850       $49,433(1)    $57,819
Fiscal year ended July 31, 1996
  Allowance for doubtful accounts..............     42,596        53,508        44,702(1)     51,402
Fiscal year ended July 31, 1995
  Allowance for doubtful accounts..............     42,708        41,696        41,808(1)     42,596

---------------

(1) Accounts written off, less recoveries and other adjustments.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Disclosure Statement Pursuant to Section 1125 of the
                            Bankruptcy Code with Respect to Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code for Zale
                            Corporation and its Affiliated Debtors, dated March 22,
                            1993 (Exhibit T3E-1).(1)
          2.2            -- Motion to Approve Amendments to the Plan of
                            Reorganization under Chapter 11 of the Bankruptcy Code of
                            Zale Corporation and its Affiliated Debtors, dated May
                            19, 1993 (Exhibit 2.6).(2)
          2.3            -- Order Approving Amendments to the Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code of Zale
                            Corporation and its Affiliated Debtors, dated May 20,
                            1993 (Exhibit 2.7).(2)
          3.1            -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(3)
          3.3            -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(8)
          4.1            -- Warrant Agreement, dated as of July 30, 1993, between
                            Zale Corporation and The First National Bank of Boston,
                            as warrant agent, governing the Warrants to Purchase
                            Common Stock, Series A.(3)
          4.2            -- Indenture, dated as of July 1, 1994, among Zale Funding
                            Trust, as Issuer and Bankers Trust Company, as Indenture
                            Trustee.(6)
          4.3            -- Purchase and Servicing Agreement, dated as of July 1,
                            1994, among Zale Funding Trust, Diamond Funding Corp.,
                            Zale Delaware, Inc., and Jewelers Financial Services,
                            Inc.(6)
          4.4            -- Revolving Credit Agreement, dated as of August 11, 1995, among Zale Corporation, Zale Delaware, Inc., the lending
                            institutions set forth therein, and The First National
                            Bank of Boston, as Agent for such lenders.(6)
          4.5            -- Amended and Restated Lender Security Agreement, dated as of August 11, 1995, among Zale Delaware, Inc., Zale
                            Corporation, and The First National Bank of Boston, as
                            collateral agent.(6)
          4.6            -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale and ZDel and The First National Bank of Boston, as
                            agent for the lenders identified therein. The Schedules
                            attached to the Agreement, as identified in the list of
                            Schedules filed as a part of this exhibit, are omitted
                            from this filing, but will be provided supplementally to
                            the Commission upon request.(8)
        *10.1            -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(6)
         10.2            -- Amended and Restated Agreement of Limited Partnership of
                            Jewel Recovery, L.P., dated as of July 30, 1993.(3)
        *10.3            -- Zale Corporation Stock Option Plan.(3)
         10.4            -- Trust Agreement, dated as of November 24, 1993, among
                            Zale Corporation, Zale Delaware, Inc. and United States
                            Trust Company of New York.(4)
         10.5            -- Agreement for Systems Operations Services, dated as of
                            February 1, 1993, between Zale Corporation and Integrated
                            Systems Solutions Corporation.(3)
         10.5a           -- Amendment #1 to Agreement for Systems Operations
                            Services, dated as of August 1, 1994, between Zale
                            Corporation and Integrated Systems Solutions
                            Corporation.(6)
        *10.6            -- Severance and Settlement Agreement, dated as of December
                            3, 1993, between Zale Corporation and E. Peter Healey.(4)
        *10.7            -- Severance and Settlement Agreement, dated as of May 15,
                            1995, between Zale Corporation and Dolph B. Simon.(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.8            -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(4)
        *10.8a           -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(7)
        *10.9            -- Employment Agreement, dated as of December 22, 1993,
                            between Zale Corporation and Larry Pollock.(4)
        *10.10           -- Employment Agreement, dated as of March 14, 1994, between
                            Zale Corporation and Robert DiNicola.(5)
         10.11           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(7)
         10.11a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(7)
        *10.12           -- Employment Agreement, approved by the Board of Directors on October 30, 1996, and dated as of August 1, 1996,
                            between Zale Corporation and Robert DiNicola.(8)
         10.13           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(8)
        *10.14           -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(9)
         10.14a          -- Modified list of parties to Change of Control
                            Agreement.(11)
        *10.15           -- Employment Agreement between Zale Corporation and Louis
                            J. Grabowsky.(8)
        *10.16           -- Employment Agreement between Zale Corporation and Alan P.
                            Shor.(8)
         10.17           -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(11)
         11              -- Statement re computation of per share earnings.(11)
         21              -- Subsidiaries of the registrant.(11)
         23              -- Consent of Independent Public Accountants.(11)
         27              -- Financial data schedule.(11)

---------------
(1) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form T-3 (No. 22-24-68) filed with the Commission on April 2, 1993.
(2) Incorporated by reference from the exhibit shown in parenthesis to the registrant's Form 8-A/A (No. 02-21526) filed with the Commission on July 16, 1993.
(3) Previously filed as an exhibit to the registrant's Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.
(4) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commissions on December 23, 1993, as amended.
(5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(6) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

(7) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

 (8) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.
 (9) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.
(10) Previously filed as an exhibit to the registrant's Form 10-Q (No. 0-21526) for the quarterly period ended April 30, 1997, and incorporated herein by reference.
(11) Filed herewith.

 *  Management Contracts and Compensatory Plans.