Form 10-Q
period 1997-10-31
ZALE CORP
filed 1997-12-15
CIK 109156

--------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 25, 1997, 35,667,347 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------

                          ZALE CORPORATION AND SUBSIDIARIES

                                        Index

Part I.  Financial Information:                                             Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Statements of Operations                                 3

         Consolidated Balance Sheets                                           4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  15

Part II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signature                                                                     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ZALE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                              October 31,
                                                        ----------------------
                                                          1997          1996
                                                        --------      --------
Net Sales                                               $252,526      $230,779
Cost of Sales                                            131,603       120,044
                                                        --------      --------
      Gross Margin                                       120,923       110,735
Selling, General and Administrative Expenses             107,939       101,719
Depreciation and Amortization Expense                      4,798         2,810
Unusual Item - Gain on Sale of Diamond Park Fine
    Jewelers Division Assets                              (1,634)         ---
                                                        --------      --------
Operating Earnings                                         9,820         6,206
Interest Expense, Net                                      8,155         7,998
                                                        --------      --------
Earnings (Loss) Before Income Taxes                        1,665        (1,792)
Income Taxes                                                 619          (654)
                                                        --------      --------
Net Earnings (Loss)                                     $  1,046     $  (1,138)
                                                        --------      --------
                                                        --------      --------
Earnings (Loss) Per Common Share:
    Primary:
         Net Earnings (Loss)                           $    0.03     $   (0.03)
                                                        --------      --------
                                                        --------      --------
    Assuming Full Dilution:
         Net Earnings (Loss)                           $    0.03     $   (0.03)
                                                        --------      --------
                                                        --------      --------
Weighted Average Number of Common
    Shares Outstanding:
        Primary                                           37,432        35,217
        Assuming Full Dilution                            37,486        35,217


              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                           OCTOBER 31,    JULY 31,  OCTOBER  31,
                                              1997          1997       1996
                                           -----------    -------   -----------
                                           (UNAUDITED)              (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                 $  114,429  $   41,636  $   55,973
  Customer Receivables, Net                    455,697     454,270     423,185
  Merchandise Inventories                      572,051     511,702     602,607
  Other Current Assets                          29,961      39,271      41,803
                                            ----------  ----------  ----------
Total Current Assets                         1,172,138   1,046,879   1,123,568

Property and Equipment, Net                    147,692     138,011     120,750
Other Assets                                    46,798      43,616      43,777
Deferred Tax Asset, Net                         52,700      52,700      56,500
                                            ----------  ----------  ----------
Total Assets                                $1,419,328  $1,281,206  $1,344,595
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------
LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt         $       12  $      328  $       10
  Accounts Payable and Accrued Liabilities     248,160     145,721     242,891
  Deferred Tax Liability, Net                   23,700      23,700      32,000
                                            ----------  ----------  ----------
Total Current Liabilities                      271,872     169,749     274,901
Non-current Liabilities                         52,449      53,544      34,693
Long-term Debt                                 480,299     451,459     490,736
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                 63,405      64,880      69,304

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                 ---          ---         ---
  Common Stock                                     374         350         353
  Additional Paid-In Capital (Includes
    Stock Warrants)                            409,190     401,121     382,616
  Unrealized Gains on Securities                 2,291       2,182       1,279
  Accumulated Earnings                         143,450     142,404      90,713
                                            ----------  ----------  ----------
                                               555,305     546,057     474,961
  Treasury Stock                                (4,002)     (4,483)        ---
                                            ----------  ----------  ----------
Total Stockholders' Investment                 551,303     541,574     474,961
                                            ----------  ----------  ----------
Total Liabilities and Stockholders'
  Investment                                $1,419,328  $1,281,206  $1,344,595
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)
                                                       THREE MONTHS THREE MONTHS
                                                           ENDED        ENDED
                                                        OCTOBER 31,  OCTOBER 31,
                                                           1997         1996
                                                        -----------  -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                     $  1,046  $   (1,138)
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
      Depreciation and amortization expense                  5,190       3,155
      Non-cash charge (benefit) in lieu of tax expense
        (benefit)                                              533        (772)
      Unusual Item - Gain on Sale of Diamond Park
         Fine Jewelers Division Assets                      (1,634)       ---
    Changes in:
      Customer receivables, net                             (1,427)    (3,308)
      Merchandise inventories                             (108,782)  (144,745)
      Other current assets                                   7,307    (16,268)
      Other assets                                            (109)        (7)
      Accounts payable and accrued liabilities             101,121     97,097
      Non-current liabilities                               (1,095)        66
                                                          --------   --------
Net Cash  Provided by (Used in) Operating Activities         2,150    (65,920)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (20,230)   (16,843)
  Dispositions of property and equipment                        35         14
  Proceeds from Sale of Diamond Park Fine
         Jewelers Division Assets                           57,642        ---
  Other                                                        ---      1,948
                                                          --------   --------
Net Cash Provided by (Used in) Investing Activities         37,447    (14,881)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                  (316)       (17)
  Net borrowings under (payments on) revolving credit
    agreement                                              (70,700)    86,400
  Proceeds from issuance of Senior Notes                    99,530        ---
  Debt issue and capitalized financing costs                (2,400)       ---
  Proceeds from exercise of stock options                    7,082        347
  Purchase of treasury stock                                   ---         (2)
                                                          --------   --------
Net Cash Provided by Financing Activities                   33,196     86,728
                                                          --------   --------
Net Increase in Cash and Cash Equivalents                   72,793      5,927
                                                          --------   --------
Cash and Cash Equivalents at Beginning of Period            41,636     50,046
                                                          --------   --------
Cash and Cash Equivalents at End of Period                $114,429   $ 55,973
                                                          --------   --------
                                                          --------   --------

               See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS THREE MONTHS
                                                           ENDED        ENDED
                                                        OCTOBER 31,  OCTOBER 31,
                                                           1997         1996
                                                        -----------  -----------

Supplemental cash flow information:
  Interest paid                                           $  8,620   $  7,869
  Interest received                                       $  1,219   $    480
  Income taxes paid (net of refunds received)             $    156   $    147
  Restricted cash - at period end date                    $ 15,196   $ 35,439


               See Notes to the Consolidated Financial Statements.

                     ZALE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

    Zale Corporation is the largest specialty retailer of fine jewelry in the United States. At October 31, 1997, the Company operated 1,146 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates four well-differentiated operating divisions: Zales-R- (661 stores), Gordon's-SM- (321 stores), Bailey, Banks and Biddle-R- (113 stores), and Diamond Park Fine Jewelers (47 stores). The Zales Division is a nationally recognized chain which provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division is a regional jeweler which offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the pre-eminent jewelry stores in their markets. In October 1997, the Company sold the majority of the assets of its Diamond Park Fine Jewelers Division -- see "Sale of Diamond Park Assets" below. In addition, the Company operates four outlet stores in four states.

    The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries ("the Company") as of and for the three month period ended October 31, 1997. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1997. The classifications in use at October 31, 1997 have been applied to the financial statements for July 31, 1997 and October 31, 1996.

    The results of operations for the three month period ended October 31, 1997 and 1996, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

SALE OF DIAMOND PARK ASSETS

    On September 3, 1997, the Company signed a purchase agreement to sell the majority of the assets of its Diamond Park Fine Jewelers Division (the "Diamond Park Asset Sale"). The Diamond Park Fine Jewelers Division, which manages leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Fine Jewelers Division were $54.5 million and $4.0 million, respectively. In connection with the Diamond Park Asset Sale, the Company will receive cash consideration totaling approximately $63 million. The Company will continue to operate 47 leased fine jewelry departments in Dillard's stores through January 1998, the end of the current license period, at which time the remaining inventory of such operations will be sold to the purchaser.

    On October 6, 1997, the Company closed the Diamond Park Asset Sale. The Company received $58 million in October 1997 with approximately $5 million to be received after January 1998, at which time the remaining inventory of the Dillard's stores will be sold to the purchaser. The net proceeds from the Diamond Park Asset Sale are being reinvested into the Company's operations.

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited) -- (Continued)



ISSUANCE OF SENIOR NOTES

    On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes ("the Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement (as defined herein) and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25% of the principal amount.

    The indenture relating to the Senior Notes contains certain restrictive covenants including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments, limitation on transactions with affiliates, limitations on liens and limitations on disposition proceeds of asset sales, among others. Pursuant to a registration rights agreement relating to the Senior Notes, the Company has filed a registration statement with respect to an offer to exchange the Senior Notes for new notes of the Company with terms identical in all material respects to the Senior Notes. The Senior Notes are included in Long-term Debt on the accompanying balance sheet.

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Company's payment obligations under the Senior Notes are guaranteed by ZDel (the "Guarantor Subsidiary"). Such guarantee is full and unconditional with respect to ZDel. Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiary and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                      ZALE CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     Three Months Ended October 31, 1997
                                 (unaudited)
                           (amounts in thousands)

                                       Parent
                                       Company   Guarantor     Non-Guarantor
                                        Only     Subsidiary     Subsidiaries   Eliminations   Consolidated
                                      -------   ----------    -------------   ------------   ------------
Net Sales                             $  ---     $248,236        $ 4,290        $    ---       $252,526
Cost of Sales                            ---      129,450          2,153             ---        131,603
                                      -------    --------        -------        --------       --------
Gross Margin                             ---      118,786          2,137             ---        120,923
Selling, General, and
 Administrative Expenses                  38      115,024         (7,123)            ---        107,939
Depreciation and Amortization
 Expense                                 ---        4,501            297             ---          4,798
Unusual Item - Gain on Sale of
 Diamond Park Fine Jewelers
 Division Assets                         ---       (1,634)           ---             ---         (1,634)
                                      -------    --------        -------        --------       --------
Operating Earnings (Loss)                (38)         895          8,963             ---          9,820
Interest Expense, Net                    ---         (597)         8,752             ---          8,155
                                      -------    --------        -------        --------       --------
Earnings (Loss) Before Income
 Taxes                                   (38)       1,492            211             ---          1,665
Income Taxes                             (14)         555             78             ---            619
                                      -------    --------        -------        --------       --------
Earnings (Loss) Before Equity
 In Earnings of Subsidiaries             (24)         937            133             ---          1,046
Equity in Earnings (Loss) of
 Subsidiaries                          1,070          133            ---          (1,203)           ---
                                      -------    --------        -------        --------       --------
Net Earnings (Loss)                   $1,046     $  1,070        $   133        $ (1,203)      $  1,046
                                      -------    --------        -------        --------       --------
                                      -------    --------        -------        --------       --------

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Three Months Ended October 31, 1996
                                  (unaudited)
                            (amounts in thousands)

                                       Parent
                                       Company   Guarantor     Non-Guarantor
                                        Only     Subsidiary     Subsidiaries   Eliminations   Consolidated
                                       -------   ----------    -------------   ------------   ------------

Net Sales                              $   ---    $226,870        $ 3,909          $ ---        $230,779
Cost of Sales                              ---     118,116          1,928            ---         120,044
                                       -------    --------        -------          -----        --------
Gross Margin                               ---     108,754          1,981            ---         110,735
Selling, General, and
 Administrative Expenses                    37     106,214         (4,532)           ---         101,719
Depreciation and Amortization
 Expense                                   ---       2,541            269            ---           2,810
                                       -------    --------        -------          -----        --------
Operating Earnings (Loss)                  (37)         (1)         6,244            ---           6,206
Interest Expense, Net                      ---         (23)         8,021            ---           7,998
                                       -------    --------        -------          -----        --------
Earnings (Loss) Before Income
 Taxes                                     (37)         22         (1,777)           ---          (1,792)
Income Taxes                               (13)          8           (649)           ---            (654)
                                       -------    --------        -------          -----        --------
Earnings (Loss) Before Equity
 in Earnings of Subsidiaries               (24)         14         (1,128)           ---          (1,138)
Equity in Loss of
 Subsidiaries                           (1,114)     (1,128)           ---          2,242             ---
                                       -------    --------        -------          -----        --------
Net Earnings (Loss)                    $(1,138)   $ (1,114)       $(1,128)        $2,242        $ (1,138)
                                       -------    --------        -------          -----        --------
                                       -------    --------        -------          -----        --------

                      ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
             SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                              October  31, 1997
                                 (unaudited)
                           (amounts in thousands)

                                                       ASSETS

                                       Parent
                                       Company   Guarantor   Non-Guarantor
                                        Only     Subsidiary   Subsidiaries   Eliminations   Consolidated
                                      --------   ----------  -------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents           $    ---   $ 92,527       $ 21,902     $      ---     $  114,429
  Customer Receivables, Net                ---        ---        455,697            ---        455,697
  Merchandise Inventories                  ---    562,672          9,379            ---        572,051
  Other Current Assets                     ---     28,116          1,845            ---         29,961
                                      --------   --------       --------     ----------     ----------
    Total Current Assets                   ---    683,315        488,823            ---      1,172,138

  Investment in Subsidiaries           546,488     10,778            ---       (557,266)           ---
  Property and Equipment, Net              ---    143,700          3,992            ---        147,692
  Intercompany Receivable              105,593     86,050            ---       (191,643)           ---
  Other Assets                             ---     12,463         34,335            ---         46,798
  Deferred Tax Assets, Net                  59     52,641            ---            ---         52,700
                                      --------   --------       --------     ----------     ----------
    Total Assets                      $652,140   $988,947       $527,150      $(748,909)    $1,419,328
                                      --------   --------       --------     ----------     ----------
                                      --------   --------       --------     ----------     ----------


                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term
    Debt                              $    ---   $     12   $        ---      $     ---     $       12
  Accounts Payable and Accrued
    Liabilities                            659    237,674          9,827            ---        248,160
  Deferred Tax Liability, Net              646     23,054            ---            ---         23,700
                                      --------   --------       --------     ----------     ----------
    Total Current Liabilities            1,305    260,740          9,827            ---        271,872

  Non-current Liabilities                  ---     39,522         12,927            ---         52,449
  Intercompany Payable                     ---     86,557        105,086       (191,643)           ---
  Long-term Debt                        99,532         79        380,688            ---        480,299
  Excess of Revalued Net Assets
   Over Stockholders'
   Investment, Net                         ---     63,405            ---            ---         63,405

    Total Stockholders'
     Investment                        551,303    538,644         18,622       (557,266)       551,303
                                      --------   --------       --------     ----------     ----------
    Total Liabilities and
     Stockholders'
     Investment                       $652,140   $988,947       $527,150      $(748,909)    $1,419,328
                                      --------   --------       --------     ----------     ----------
                                      --------   --------       --------     ----------     ----------

                      ZALE CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
             SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                July 31, 1997
                                 (unaudited)
                           (amounts in thousands)

                                                       ASSETS

                                       Parent
                                       Company   Guarantor   Non-Guarantor
                                        Only     Subsidiary   Subsidiaries   Eliminations   Consolidated
                                      --------   ----------  -------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents           $    ---    $ 27,479      $ 14,157      $     ---      $   41,636
  Customer Receivables, Net                ---         ---       454,270            ---         454,270
  Merchandise Inventories                  ---     503,764         7,938            ---         511,702
  Other Current Assets                     ---      38,901           370            ---          39,271
                                      --------    --------      --------      ---------      ----------
    Total Current Assets                   ---     570,144       476,735            ---       1,046,879

  Investment in Subsidiaries           543,686      10,172           ---       (553,858)            ---
  Property and Equipment, Net              ---     134,175         3,836            ---         138,011
  Intercompany Receivable                  ---      94,726           ---        (94,726)            ---
  Other Assets                             ---       8,972        34,644            ---          43,616
  Deferred Tax Assets, Net                  59      52,641           ---            ---          52,700
                                      --------    --------      --------      ---------      ----------
    Total Assets                      $543,745    $870,830      $515,215      $(648,584)     $1,281,206
                                      --------    --------      --------      ---------      ----------
                                      --------    --------      --------      ---------      ----------

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

  Current Liabilities:
  Current Portion of Long-term
   Debt                               $    ---    $    328      $    ---      $     ---      $      328
  Accounts Payable and Accrued
   Liabilities                             141     135,330        10,250            ---         145,721
  Deferred Tax Liability, Net              646      23,054           ---            ---          23,700
                                      --------    --------      --------      ---------      ----------
    Total Current Liabilities              787     158,712        10,250            ---         169,749

  Non-current Liabilities                  ---      40,615        12,929            ---          53,544
  Intercompany Payable                   1,384         ---        93,342        (94,726)            ---
  Long-term Debt                           ---      70,782       380,677            ---         451,459
  Excess of Revalued Net Assets
   Over Stockholders'
   Investment, Net                         ---      64,880           ---            ---          64,880
    Total Stockholders'
     Investment                        541,574     535,841        18,017       (553,858)        541,574
                                      --------    --------      --------      ---------      ----------
    Total Liabilities and
     Stockholders' Investment         $543,745    $870,830      $515,215      $(648,584)     $1,281,206
                                      --------    --------      --------      ---------      ----------
                                      --------    --------      --------      ---------      ----------

                      ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      Three Months Ended October 31, 1997
                                  (unaudited)
                            (amounts in thousands)

                                       Parent
                                       Company      Guarantor       Non-Guarantor
                                        Only        Subsidiary      Subsidiaries   Eliminations       Consolidated
                                       -------      ----------      -------------  ------------       ------------

Net Cash Provided by (Used in)
 Operating Activities                 $ (7,082)     $  3,831        $ 6,706        $(1,305)           $  2,150
Net Cash Flows from Investing
 Activities:
Additions to property and
 equipment                                 ---       (20,074)          (156)           ---             (20,230)
Dispositions of property and
 equipment                                 ---            35            ---            ---                  35
Purchase of common stock                   ---        (2,500)           ---          2,500                 ---
Proceeds from Sale of Diamond
 Park Fine Jewelers Division
 Assets                                    ---        57,642            ---            ---              57,642
                                      --------      --------        -------        -------            --------
Net Cash Provided by (Used in)
 Investing Activities                      ---        35,103           (156)         2,500              37,447
                                      --------      --------        -------        -------            --------
Net Cash Flows from Financing
 Activities:
Payments on long-term debt                 ---          (316)           ---            ---                (316)
Net borrowings under revolving
 credit agreement                          ---       (70,700)           ---            ---             (70,700)
Proceeds from issuance of
Senior Notes                            99,530           ---            ---            ---              99,530
Loan from Zale Corporation
 to Zale Delaware                      (99,530)       99,530            ---            ---                 ---
Debt issue and capitalized
 financing costs                           ---        (2,400)           ---            ---              (2,400)
Proceeds from exercise of
 stock options and warrants              7,082           ---            ---            ---               7,082
Proceeds from issuance of
 common stock                              ---           ---          2,500         (2,500)                ---
Dividends paid                             ---           ---         (1,305)         1,305                 ---
                                      --------      --------        -------        -------            --------
Net Cash Provided by (Used in)
 Financing Activities                    7,082        26,114          1,195         (1,195)             33,196
                                      --------      --------        -------        -------            --------
Net Increase in Cash
 and Cash Equivalents                      ---        65,048          7,745            ---              72,793

Cash and Cash Equivalents at
 Beginning of Period                       ---        27,479         14,157            ---              41,636
                                      --------      --------        -------        -------            --------
Cash and Cash Equivalents at
 End of Period                        $    ---      $ 92,527        $21,902        $   ---            $114,429
                                      --------      --------        -------        -------            --------
                                      --------      --------        -------        -------            --------

                      ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      Three Months Ended October 31, 1996
                                  (unaudited)
                            (amounts in thousands)

                                       Parent
                                       Company      Guarantor       Non-Guarantor
                                        Only        Subsidiary      Subsidiaries   Eliminations       Consolidated
                                       -------      ----------      -------------  ------------       ------------
Net Cash Provided by (Used in)
 Operating Activities                  $  (347)     $(70,088)       $10,660        $(6,145)           $(65,920)
Net Cash Flows from Investing
 Activities:
Additions to property and
 equipment                                 ---       (16,680)          (163)           ---             (16,843)
Dispositions of property and
 equipment                                 ---            14            ---            ---                  14
Other                                      ---         1,948            ---            ---               1,948
                                       -------      --------        -------        -------            --------
Net Cash Used in Investing
 Activities                                ---       (14,718)          (163)           ---             (14,881)
                                       -------      --------        -------        -------            --------
Net Cash Flows from Financing
 Activities:
Payments on long-term debt                 ---           (17)           ---            ---                 (17)
Net borrowings under revolving
 credit agreement                          ---        86,400            ---            ---              86,400
Proceeds from exercise of
 stock options                             347           ---            ---           ----                 347
Dividends paid                             ---           ---         (6,145)         6,145                 ---
Other                                      ---            (2)           ---            ---                  (2)
                                       -------      --------        -------        -------            --------
Net Cash Provided by (Used in)
 Financing Activities                      347        86,381         (6,145)         6,145              86,728
                                       -------      --------        -------        -------            --------
Net Increase (Decrease) in Cash
 and Cash Equivalents                      ---         1,575          4,352            ---               5,927

Cash and Cash Equivalents at
 Beginning of Period                       ---         6,603         43,443            ---              50,046
                                       -------      --------        -------        -------            --------
Cash and Cash Equivalents at
 End of Period                         $   ---       $ 8,178        $47,795        $   ---            $ 55,973
                                       -------      --------        -------        -------            --------
                                       -------      --------        -------        -------            --------

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

                                               Three Months Ended
                                                   October 31,
                                             -----------------------
                                              1997             1996
                                             ------           ------
Net Sales                                    100.0%           100.0%
Cost of Sales                                 52.1             52.0
                                             ------           ------
  Gross Margin                                47.9             48.0
Selling, General and
  Administrative Expenses                     42.7             44.1
Depreciation and Amortization
 Expense                                       1.9              1.2
Unusual Item - Gain on Sale of Diamond
 Park Fine Jewelers Division Assets           (0.6)             ---
                                             ------           ------
Operating Earnings                             3.9              2.7
Interest Expense, Net                          3.2              3.5
                                             ------           ------
Earnings (Loss) Before Income Taxes            0.7             (0.8)
Income Taxes                                   0.3             (0.3)
                                             ------           ------
Net Earnings (Loss)                            0.4             (0.5)
                                             ------           ------
                                             ------           ------

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

    NET SALES. Net Sales for the three months ended October 31, 1997 increased by $21.7 million to $252.5 million, a 9.4 percent increase compared to the previous year. The sales increase primarily resulted from a 5.9 percent increase in stores open for comparable periods as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by continued improvement of merchandise assortments, product promotions and execution of store programs.

    GROSS MARGIN. Gross Margin as a percentage of net sales remained relatively constant for both three month periods ending October 31, 1997 and October 31, 1996. The LIFO provision was $0.7 million and $0.05 million for the three months ended October 31, 1997 and 1996, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.4 percent as a percentage of net sales. Store expenses decreased by 1.6 percent as a percent of sales principally due to controlling the level of store payroll and warranty costs. Corporate office expenses, principally payroll, were reduced resulting in a 0.4 percent improvement. These improvements were offset by an increase of net credit expenses of 0.7 percent of sales which principally reflects a provision for lower anticipated recoveries associated with customer accounts previously charged-off.

    UNUSUAL ITEM. The unusual item of $1.6 million represents the gain on sale of Diamond Park assets, principally inventory and fixed assets, during the first quarter. See Footnote "Sale of Diamond Park Assets."

    EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $14.6 million and $9.0 million for the three months ended October 31, 1997 and 1996, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $2.0 million. Depreciation and amortization of property and equipment increased from $2.8 million to $4.8 million principally due to new store growth and the remodeling and refurbishing of existing stores.

    INTEREST EXPENSE, NET. Interest Expense, Net was $8.1 million and $8.0 million for the three months ended October 31, 1997 and 1996, respectively.

    INCOME TAXES. The income tax expense (benefit) for the three month periods ended October 31, 1997 and 1996 was $0.6 million and $(0.7) million, respectively, reflecting an effective tax rate of 37.2 percent and 36.5 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of October 31, 1997, the Company had a NOL carryforward (after limitations) of approximately $254.2 million.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of October 31, 1997, the Company had cash and cash equivalents of $114.4 million, including $15.2 million restricted primarily by the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility"). The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40.3% and 39.7% of the Company's annual sales were made during the three months ended January 31, 1997 and 1996, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels and customer receivable balances.

    The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel") and formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at October 31, 1997 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and may be optionally redeemed by ZFT in July 1999.

    The Company established a national bank in October 1997 for the granting of credit under its private label credit cards. The creation of a national bank will allow the Company greater flexibility in establishing rates charged to customers and will simplify the regulatory requirements under which the Company operates.

    In order to support the Company's seasonal financing needs, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on
March 31, 1997.   The Revolving Credit Agreement provides for revolving
credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At October 31, 1997, there were no loans outstanding under the Revolving Credit. Letters of credit in the amount of approximately $3.3 million were outstanding at October 31, 1997. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

    In order to support the Company's longer term capital financing requirements, the Company issued $100 million of Senior Notes ("the Senior Notes") on September 23, 1997. These notes bear interest at 8 1/2% and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement and for general corporate purposes.

    Under its growth strategy, the Company plans to open approximately 220 new stores for which it will incur approximately $50.0 million in capital expenditures during the combined fiscal years 1998 and 1999. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is under-represented. In the first quarter of fiscal 1998 the Company opened 38 new stores.

    Since fiscal 1994, the Company has remodeled or refurbished nearly 50% of its store base. During the combined fiscal years 1998 and 1999, the Company anticipates spending approximately an additional $50.0 million to remodel and refurbish approximately 300 more stores. The Company also estimates it will make capital expenditures of approximately $25.0 million to $30.0 million during the combined fiscal years 1998 and 1999 for enhancements to its management information systems. In total, the Company anticipates spending approximately $160.0 million on capital expenditures during the combined fiscal years 1998 and 1999.

    There has been an increase of approximately $60.3 million, or 11.8%, in owned merchandise inventories at October 31, 1997 compared to the balance at July 31, 1997. The increase in inventory levels is principally the result of seasonality and new store growth as well as expansion in the depth and breadth of merchandise available in the stores to accommodate increasing sales.

    On October 6, 1997, the Company consummated the sale of the majority of the assets of its Diamond Park Fine Jewelers division ("the Diamond Park Asset Sale"). The Company received $58 million on October 6, 1997. The Company will continue to operate 47 leased fine jewelry departments in the Dillard's stores through January 1998, the end of the current license period, at which time the remaining inventory of such operations will be sold to the purchaser for approximately $5 million. The net proceeds from the Diamond Park asset sale are being invested into the Company's operations.

    Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1997 was approximately $28 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. As of October 31, 1997, the Company had a NOL (after limitations) of approximately $254.0 million, which represents up to $99.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

    Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, net proceeds from the Senior Notes, and net proceeds from the Diamond Park Asset Sale should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

    This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to the Company's management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, the renovation and remodeling of the Company's existing store locations, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1997.

INFLATION

    In management's opinion, changes in Net Sales and Net Earnings that have resulted from inflation and changing prices have not been material. There is no assurance; however, that inflation will not materially affect the Company in the future.

Part II. - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On November 13, 1997, the Annual Meeting of Stockholders of the Company was held at the ITT Sheraton Luxury Collection
          Hotel - Houston, Texas. There were 35,221,275 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)       The following directors were elected:

          Name of Nominee                     Votes For      Votes Withheld

          Robert J. DiNicola                 31,352,862         640,736
          Glen Adams                         31,363,537         630,061
          Peter P. Copses                    31,362,377         631,221
          A. David Brown                     31,219,481         774,117
          Andrea Jung                        31,359,133         634,465
          Richard C. Marcus                  31,360,848         632,750
          Charles H. Pistor, Jr.             31,352,694         640,904
          Andrew H. Tisch                    31,362,267         631,331

(c)       The adoption of the amendment to the Zale Corporation
          Omnibus Stock Incentive Plan was ratified with 20,963,209 votes for, 7,614,875 votes against, 91,440 abstentions and 3,324,074 broker non-votes.

(d) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 1998 was ratified with 31,953,343 votes for, 8,955 votes against and 31,300 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Part I Exhibits -

       11   Statement re computation of per share earnings.

       27   Financial data schedule.

(b)    Part II Exhibits -

       Form 8-K-

       99.1 Press Release issued by the Company on September 10, 1997.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Zale Corporation
                                             -----------------------------------
                                                        (Registrant)



Date  December 15, 1997                  /s/ MARK R. LENZ
-----------------------                  -----------------------------------
                                         Mark R. Lenz
                                         Senior Vice-President
                                         and Controller
                                         (principal accounting officer
                                         of the registrant)

                               INDEX TO EXHIBITS



Exhibit Number
--------------

      11       Statement re computation of per share earnings.

      27       Financial data schedule.