Form 10-Q
period 1998-01-31
ZALE CORP
filed 1998-03-09
CIK 109156

================================================================================

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                               ----------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 26, 1998, 35,696,372 shares of the registrant's common stock were outstanding.

================================================================================

                         ZALE CORPORATION AND SUBSIDIARIES

                                       Index


Part I.   Financial Information:                                        Page
                                                                        ----
Item 1.   Financial Statements

          Consolidated Statements of Operations. . . . . . . . . . . . .  3

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows. . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . 18

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 23

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ZALE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended             Six Months Ended
                                                          January 31,                   January 31,
                                                   ------------------------      ------------------------
                                                      1998          1997           1998            1997
                                                   ---------      ---------      ---------      ---------
Net Sales                                          $ 522,017      $ 505,083      $ 774,543      $ 735,862
Cost of Sales                                        270,576        256,771        402,179        376,815
                                                   ---------      ---------      ---------      ---------
      Gross Margin                                   251,441        248,312        372,364        359,047
Selling, General and Administrative Expenses         148,249        154,210        256,188        255,929
Depreciation and Amortization Expense                  5,356          3,346         10,154          6,156
Unusual Item - Gain on Sale of Diamond Park Fine
      Jewelers Division Assets                           ---            ---         (1,634)           ---
Unusual Item - Gain on Sale of Land                   (4,720)           ---         (4,720)           ---
                                                   ---------      ---------      ---------      ---------
Operating Earnings                                   102,556         90,756        112,376         96,962
Interest Expense, Net                                  8,369          9,501         16,524         17,499
                                                   ---------      ---------      ---------      ---------
Earnings Before Income Taxes                          94,187         81,255         95,852         79,463
Income Taxes                                          35,250         29,740         35,869         29,086
                                                   ---------      ---------      ---------      ---------
Net Earnings                                       $  58,937      $  51,515      $  59,983      $  50,377
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Earnings Per Common Share:
    Basic                                          $    1.65      $    1.47      $    1.69      $    1.43
    Diluted                                        $    1.57      $    1.41      $    1.60      $    1.37

Weighted Average Number of Common
    Shares Outstanding:
    Basic                                             35,669         35,032         35,450         35,124
    Diluted                                           37,584         36,606         37,576         36,781

               See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                 JANUARY 31,     JULY 31,  JANUARY  31,
                                                    1998           1997        1997
                                                 -----------   ----------  -----------
                                                 (UNAUDITED)                (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                      $   113,708   $   41,636   $   26,918
  Customer Receivables, Net                          548,323      454,270      499,094
  Merchandise Inventories                            522,328      511,702      573,039
  Other Current Assets                                26,114       39,271       26,404
                                                 -----------   ----------   ----------
Total Current Assets                               1,210,473    1,046,879    1,125,455

Property and Equipment, Net                          152,938      138,011      128,862
Other Assets                                          45,715       43,616       43,663
Deferred Tax Asset, Net                               52,700       52,700       56,500
                                                 -----------   ----------   ----------
Total Assets                                     $ 1,461,826   $1,281,206   $1,354,480
                                                 -----------   ----------   ----------
                                                 -----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt              $        12   $      328   $        5
  Accounts Payable and Accrued Liabilities           198,300      145,721      169,385
  Deferred Tax Liability, Net                         23,700       23,700       32,000
                                                 -----------   ----------   ----------
Total Current Liabilities                            222,012      169,749      201,390

Non-current Liabilities                               51,885       53,544       53,557
Long-term Debt                                       480,314      451,459      495,549
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                       61,931       64,880       67,829

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                        ---          ---          ---
  Common Stock                                           363          350          355
  Additional Paid-In Capital (Includes
    Stock Warrants)                                  444,577      401,121      396,090
  Unrealized Gains on Securities                       2,359        2,182        1,966
  Accumulated Earnings                               202,387      142,404      142,228
                                                 -----------   ----------   ----------
                                                     649,686      546,057      540,639
  Treasury Stock                                      (4,002)      (4,483)      (4,484)
                                                 -----------   ----------   ----------
Total Stockholders' Investment                       645,684      541,574      536,155
                                                 -----------   ----------   ----------
Total Liabilities and Stockholders' Investment   $ 1,461,826   $1,281,206   $1,354,480
                                                 -----------   ----------   ----------
                                                 -----------   ----------   ----------

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS   SIX MONTHS
                                                                   ENDED       ENDED
                                                                JANUARY 31,  JANUARY 31,
                                                                   1998         1997
                                                                -----------  -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $ 59,983    $  50,377
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
      Depreciation and amortization expense                        10,654        6,849
      Non-cash charge in lieu of tax expense                       35,674       28,273
    Unusual Item - Gain on Sale of Diamond Park
        Fine Jewelers Division Assets                              (1,634)         ---
      Unusual Item - Gain on Sale of Land                          (4,720)         ---
  Changes in:
      Customer receivables, net                                   (94,053)     (79,217)
      Merchandise inventories                                     (59,059)    (115,177)
      Other current assets                                         13,157         (869)
      Other assets                                                 (1,127)       2,078
      Accounts payable and accrued liabilities                     53,520       23,591
      Non-current liabilities                                      (3,918)        (570)
                                                                 --------    ---------
  Net Cash Provided by (Used in) Operating Activities               8,477      (84,665)
                                                                 --------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (35,957)     (32,044)
  Dispositions of property and equipment                              394        2,414
  Net proceeds from Sale of Diamond Park Fine
    Jewelers Division Assets                                       57,642          ---
  Proceeds from Sale of Land                                        8,074          ---
  Other                                                               ---          192
                                                                 --------    ---------
Net Cash Provided by (Used in) Investing Activities                30,153      (29,438)
                                                                 --------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                         (316)         (19)
  Net borrowings under (payments on) revolving credit agreement   (70,700)      91,200
  Proceeds from issuance of Senior Notes                           99,530          ---
  Debt issue and capitalized financing costs                       (2,400)         ---
  Proceeds from exercise of stock options                           7,328          551
  Purchase of treasury stock                                          ---         (757)
                                                                 --------    ---------
Net Cash Provided by Financing Activities                          33,442       90,975
                                                                 --------    ---------
Net Increase in Cash and Cash Equivalents                          72,072      (23,128)
                                                                 --------    ---------
Cash and Cash Equivalents at Beginning of Period                   41,636       50,046
                                                                 --------    ---------
Cash and Cash Equivalents at End of Period                       $113,708    $  26,918
                                                                 --------    ---------
                                                                 --------    ---------

            See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (AMOUNTS IN THOUSANDS)

                                                        SIX MONTHS   SIX MONTHS
                                                          ENDED        ENDED
                                                        JANUARY 31,  JANUARY 31,
                                                            1998         1997
                                                        -----------  -----------
Supplemental cash flow information:
  Interest paid                                          $ 17,736     $ 17,052
  Interest received                                      $  4,576     $    779
  Income taxes paid (net of refunds received)            $    502     $  1,029
  Restricted cash - at period end date                   $ 11,117     $  3,635


















                See Notes to the Consolidated Financial Statements.
                                       6

                       ZALE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     Zale Corporation is the largest specialty retailer of fine jewelry in the United States. At January 31, 1998, the Company operated 1,100 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates three operating divisions:
Zales-Registered Trademark-, Gordon's-SM-, and Bailey, Banks and Biddle-Registered Trademark-. The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the pre-eminent jewelry stores in their markets. In October 1997, the Company sold the majority of the assets of its Diamond Park Fine Jewelers Division -- see "Sale of Diamond Park Assets" below. In addition, the Company operates four outlet stores in four states.

     The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly-owned subsidiaries ("the Company") as of and for the three and six month periods ended January 31, 1998. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1997. The classifications in use at January 31, 1998 have been applied to the financial statements for July 31, 1997 and January 31, 1997.

     The results of operations for the three and six month periods ended January 31, 1998 and 1997, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 31, 1998. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were no common stock equivalents that would be antidilutive.

                         ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)-- (CONTINUED)


EARNINGS PER COMMON SHARE (CONTINUED)

                                                             Three Months Ended       Six Months Ended
                                                                 January 31,          January 31, 1997
                                                             ------------------     -------------------
                                                               1998       1997       1998         1997
                                                             -------    -------     -------     -------
     Net earnings available to shareholders                  $58,937    $51,515     $59,983     $50,377

     BASIC:
     Weighted average number of common shares outstanding     35,669     35,032      35,450      35,124

     Net earnings per common share - basic                   $  1.65    $  1.47     $  1.69     $  1.43
                                                             -------    -------     -------     -------
                                                             -------    -------     -------     -------
     DILUTED:
     Weighted average number of common shares outstanding     35,669     35,032      35,450      35,124

     Effect of dilutive securities:
       Stock options                                             795        701         974         759
       Warrants                                                1,120        873       1,152         898
                                                             -------    -------     -------     -------
     Weighted average number of common shares outstanding
       as adjusted                                            37,584     36,606      37,576      36,781

     Net earnings per common share - diluted                 $  1.57    $  1.41     $  1.60     $  1.37
                                                             -------    -------     -------     -------
                                                             -------    -------     -------     -------


STOCK REPURCHASE PLAN

     On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through the current calendar year up to an aggregate of $40 million of the Company's Common Stock on the open market. The repurchase plan was authorized in part to provide shares to offset the issuance of up to 1.9 million shares of Common Stock upon exercise of the Series A Warrants, which expire on July 30, 1998.

SALE OF DIAMOND PARK ASSETS

     On September 3, 1997, the Company signed a purchase agreement to sell the majority of the assets of its Diamond Park Fine Jewelers Division (the "Diamond Park Asset Sale"). The Diamond Park Fine Jewelers Division, which managed leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Fine Jewelers Division were $54.5 million and $4.0 million, respectively. The Company continued to operate 47 leased fine jewelry departments in Dillard's stores through January 1998, the end of the current license period, following which time the remaining inventory of such operations will be sold to the purchaser. On October 6, 1997, the Company closed the Diamond Park Asset Sale. The Company received $58 million in October 1997 with approximately $4.4 million to be received after January 1998, at which time the remaining inventory of the Dillard's stores will be sold to the purchaser. The net proceeds from the Diamond Park Asset Sale will be reinvested into the Company's operations, or used for general corporate purposes, including the Company's stock repurchase program.

SALE OF LAND

     On January 30, 1998, the Company closed on the sale of excess land surrounding the corporate headquarters facility. The net proceeds of $8.1 million will be used for general corporate purposes, including the Company's stock repurchase program.

ISSUANCE OF SENIOR NOTES

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes ("the Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under to Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25% of the principal amount.

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

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Three Months Ended January 31, 1998
                                  (unaudited)
                             (amounts in thousands)

                                           Parent
                                          Company     Guarantor   Non-Guarantor
                                            Only     Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Net Sales                                $    ---     $514,271        $ 7,746        $    ---       $522,017
Cost of Sales                                 ---      266,722          3,854             ---        270,576
                                          -------     --------        -------        --------       --------
Gross Margin                                  ---      247,549          3,892             ---        251,441
Selling, General, and
 Administrative Expenses (Income)              37      156,919         (8,707)            ---        148,249
Depreciation and Amortization Expense         ---        5,041            315             ---          5,356
Unusual Item - Gain on Sale of Land           ---       (4,720)           ---             ---         (4,720)
                                          -------     --------        -------        --------       --------
Operating Earnings (Loss)                     (37)      90,309         12,284             ---        102,556
Interest (Income) Expense, Net                ---       (1,475)         9,844             ---          8,369
                                          -------     --------        -------        --------       --------
Earnings (Loss) Before Income Taxes           (37)      91,784          2,440             ---         94,187
Income Taxes                                  (14)      34,352            912             ---         35,250
                                          -------     --------        -------        --------       --------
Earnings (Loss) Before Equity
 In Earnings of Subsidiaries                  (23)      57,432          1,528             ---         58,937
Equity in Earnings of Subsidiaries         58,960        1,401            ---         (60,361)           ---
                                          -------     --------        -------        --------       --------
Net Earnings                              $58,937     $ 58,833        $ 1,528        $(60,361)      $ 58,937
                                          -------     --------        -------        --------       --------
                                          -------     --------        -------        --------       --------

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Three Months Ended January 31, 1997
                                  (unaudited)
                             (amounts in thousands)

                                           Parent
                                          Company     Guarantor   Non-Guarantor
                                            Only     Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Net Sales                                 $   ---     $497,485       $  7,598        $    ---       $505,083
Cost of Sales                                 ---      253,008          3,763             ---        256,771
                                          -------     --------        -------         --------      --------
Gross Margin                                  ---      244,477          3,835             ---        248,312
Selling, General, and
 Administrative Expenses (Income)              38      154,906           (734)            ---        154,210
Depreciation and Amortization Expense         ---        3,060            286             ---          3,346
                                          -------     --------        -------         --------      --------
Operating Earnings (Loss)                     (38)      86,511          4,283             ---         90,756
Interest Expense, Net                         ---          441          9,060             ---          9,501
                                          -------     --------        -------         --------      --------
Earnings (Loss) Before Income Taxes           (38)      86,070         (4,777)            ---         81,255
Income Taxes                                  (13)      31,502         (1,749)            ---         29,740
                                          -------     --------        -------         --------      --------
Earnings (Loss) Before Equity
 in Earnings of Subsidiaries                  (25)      54,568         (3,028)            ---         51,515
Equity in Earnings (Loss) of Subsidiaries  51,540       (3,619)           ---         (47,921)           ---
                                          -------     --------        -------         --------      --------
Net Earnings (Loss)                       $51,515     $ 50,949        $(3,028)       $(47,921)      $ 51,515
                                          -------     --------        -------         --------      --------
                                          -------     --------        -------         --------      --------

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Six Months Ended January 31, 1998
                                 (unaudited)
                           (amounts in thousands)

                                          Parent
                                          Company     Guarantor   Non-Guarantor
                                           Only      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Net Sales                                 $   ---     $762,507       $ 12,036        $    ---       $774,543
Cost of Sales                                 ---      396,172          6,007             ---        402,179
                                          -------     --------       --------        --------       --------
Gross Margin                                  ---      366,335          6,029             ---        372,364
Selling, General, and Administrative
 Expenses (Income)                             75      271,093        (14,980)            ---        256,188
Depreciation and Amortization Expense         ---        9,542            612             ---         10,154
Unusual Item - Gain on Sale of Diamond
 Park Fine Jewelers Division Assets           ---       (1,634)           ---             ---         (1,634)
Unusual Item - Gain on Sale of Land           ---       (4,720)           ---             ---         (4,720)
                                          -------     --------       --------        --------       --------
Operating Earnings (Loss)                     (75)      92,054         20,397             ---        112,376
Interest Expense (Income), Net                ---       (2,072)        18,596             ---         16,524
                                          -------     --------       --------        --------       --------
Earnings (Loss) Before Income Taxes           (75)      94,126          1,801             ---         95,852
Income Taxes                                  (28)      35,223            674             ---         35,869
                                          -------     --------       --------        --------       --------
Earnings (Loss) Before Equity
 in Earnings of Subsidiaries                  (47)      58,903          1,127             ---         59,983
Equity in Earnings of Subsidiaries         60,030        1,001            ---         (61,031)           ---
                                          -------     --------       --------        --------       --------
Net Earnings (Loss)                       $59,983     $ 59,904       $  1,127        $(61,031)      $ 59,983
                                          -------     --------       --------        --------       --------
                                          -------     --------       --------        --------       --------

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       Six Months Ended January 31, 1997
                                  (unaudited)
                            (amounts in thousands)

                                          Parent
                                          Company     Guarantor   Non-Guarantor
                                           Only      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Net Sales                                 $   ---     $724,355        $11,507        $    ---       $735,862
Cost of Sales                                 ---      371,124          5,691             ---        376,815
                                          -------     --------        -------        --------       --------
Gross Margin                                  ---      353,231          5,816             ---        359,047
Selling, General, and Administrative
 Expenses (Income)                             75      262,620         (6,766)            ---        255,929
Depreciation and Amortization Expense         ---        5,590            566             ---          6,156
                                          -------     --------        -------        --------       --------
Operating Earnings (Loss)                     (75)      85,021         12,016             ---         96,962
Interest Expense, Net                         ---          418         17,081             ---         17,499
                                          -------     --------        -------        --------       --------
Earnings (Loss) Before Income Taxes           (75)      84,603         (5,065)            ---         79,463
Income Taxes                                  (27)      30,967         (1,854)            ---         29,086
                                          -------     --------        -------        --------       --------
Earnings (Loss) Before Equity
 in Earnings of Subsidiaries                  (48)      53,636         (3,211)            ---         50,377
Equity in Earnings (Loss) of
 Subsidiaries                              50,425       (3,841)           ---         (46,584)           ---
                                          -------     --------        -------        --------       --------
Net Earnings (Loss)                       $50,377     $ 49,795        $(3,211)       $(46,584)      $ 50,377
                                          -------     --------        -------        --------       --------
                                          -------     --------        -------        --------       --------

                       ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               January  31, 1998
                                  (unaudited)
                            (amounts in thousands)

                                    ASSETS

                                          Parent
                                          Company     Guarantor   Non-Guarantor
                                           Only      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents              $    ---     $ 94,724       $ 18,984       $     ---      $  113,708
  Customer Receivables, Net                   ---          ---        548,323             ---         548,323
  Merchandise Inventories                     ---      512,247         10,081             ---         522,328
  Other Current Assets                        ---       23,889          2,225             ---          26,114
                                         --------     --------       --------       ---------      ----------
    Total Current Assets                      ---      630,860        579,613             ---       1,210,473

  Investment in Subsidiaries              645,684       57,827            ---        (703,511)            ---
  Property and Equipment, Net                 ---      149,084          3,854             ---         152,938
  Intercompany Receivable                 102,901       52,838            ---        (155,739)            ---
  Other Assets                                ---       10,606         35,109             ---          45,715
  Deferred Tax Assets, Net                     59       52,641            ---             ---          52,700
                                         --------     --------       --------       ---------      ----------
    Total Assets                         $748,644     $953,856       $618,576       $(859,250)     $1,461,826
                                         --------     --------       --------       ---------      ----------
                                         --------     --------       --------       ---------      ----------

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt      $    ---     $     12       $    ---       $     ---      $       12
  Accounts Payable and Accrued
   Liabilities                              2,774      191,521          4,005             ---         198,300
  Deferred Tax Liability, Net                 646       23,054            ---             ---          23,700
                                         --------     --------       --------       ---------      ----------
    Total Current Liabilities               3,420      214,587          4,005             ---         222,012

  Non-current Liabilities                     ---       39,690         12,195             ---          51,885
  Intercompany Payable                        ---          ---        155,739        (155,739)            ---
  Long-term Debt                           99,540           75        380,699             ---         480,314
  Excess of Revalued Net Assets
   Over Stockholders' Investment, Net         ---       61,931            ---             ---          61,931

    Total Stockholders' Investment        645,684      637,573         65,938        (703,511)        645,684
                                         --------     --------       --------       ---------      ----------
    Total Liabilities and
     Stockholders' Investment            $748,644     $953,856       $618,576       $(859,250)     $1,461,826
                                         --------     --------       --------       ---------      ----------
                                         --------     --------       --------       ---------      ----------

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

                                 July 31, 1997
                                  (unaudited)
                            (amounts in thousands)

                                    ASSETS

                                          Parent
                                          Company     Guarantor   Non-Guarantor
                                           Only      Subsidiary    Subsidiaries    Eliminations   Consolidated
                                         --------    ----------   --------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents              $    ---     $ 27,479      $  14,157       $     ---      $   41,636
  Customer Receivables, Net                   ---          ---        454,270             ---         454,270
  Merchandise Inventories                     ---      503,764          7,938             ---         511,702
  Other Current Assets                        ---       38,901            370             ---          39,271
                                         --------     --------       --------       ---------      ----------
    Total Current Assets                      ---      570,144        476,735             ---       1,046,879

  Investment in Subsidiaries              541,574       54,395            ---        (595,969)            ---
  Property and Equipment, Net                 ---      134,175          3,836             ---         138,011
  Intercompany Receivable                     728       48,250            ---         (48,978)            ---
  Other Assets                                ---        8,972         34,644             ---          43,616
  Deferred Tax Assets, Net                     59       52,641            ---             ---          52,700
                                         --------     --------       --------       ---------      ----------
    Total Assets                         $542,361     $868,577       $515,215       $(644,947)     $1,281,206
                                         --------     --------       --------       ---------      ----------
                                         --------     --------       --------       ---------      ----------

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt      $    ---     $    328       $    ---       $     ---      $      328
  Accounts Payable and Accrued
   Liabilities                                141      135,330         10,250             ---         145,721
  Deferred Tax Liability, Net                 646       23,054            ---             ---          23,700
                                         --------     --------       --------       ---------      ----------
    Total Current Liabilities                 787      158,712         10,250             ---         169,749

  Non-current Liabilities                     ---       40,614         12,930             ---          53,544
  Intercompany Payable                        ---          ---         48,978         (48,978)            ---
  Long-term Debt                              ---       70,782        380,677             ---         451,459
  Excess of Revalued Net Assets
   Over Stockholders' Investment, Net         ---       64,880            ---             ---          64,880
    Total Stockholders' Investment        541,574      533,589         62,380        (595,969)        541,574
                                         --------     --------       --------       ---------      ----------
    Total Liabilities and
     Stockholders' Investment            $542,361     $868,577       $515,215       $(644,947)     $1,281,206
                                         --------     --------       --------       ---------      ----------
                                         --------     --------       --------       ---------      ----------

                         ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                         Six Months Ended January 31, 1998
                                  (unaudited)
                             (amounts in thousands)

                                   Parent
                                   Company    Guarantor    Non-Guarantor
                                     Only     Subsidiary   Subsidiaries    Eliminations   Consolidated
                                   --------   ----------   -------------   ------------   ------------
Net Cash Provided by (Used in)
  Operating Activities             $ (7,328)   $ 10,368     $  7,618         $(2,181)       $  8,477
Net Cash Flows from Investing
  Activities:
Additions to property and
  equipment                             ---     (35,246)        (711)            ---         (35,957)
Dispositions of property and
  equipment                             ---         293          101             ---             394
Purchase of common stock
Proceeds from Sale of Diamond
  Park Fine Jewelers Division
  Assets                                ---      57,642          ---             ---          57,642
Proceeds from Sale of Land              ---       8,074          ---             ---           8,074
                                   --------    --------     --------         -------        --------
Net Cash Provided by (Used in)
  Investing Activities                  ---      30,763         (610)            ---          30,153
                                   --------    --------     --------         -------        --------
Net Cash Flows from Financing
  Activities:
Payments on long-term debt              ---        (316)         ---             ---            (316)
Net payments under revolving
  credit agreement                      ---     (70,700)         ---             ---         (70,700)
Proceeds from issuance of
  Senior Notes                       99,530         ---          ---             ---          99,530
Loan from Zale Corporation
  to Zale Delaware                  (99,530)     99,530          ---             ---             ---
Debt issue and capitalized
  financing costs                       ---      (2,400)         ---             ---          (2,400)
Proceeds from exercise of
  stock options and warrants          7,328         ---          ---             ---           7,328
Proceeds from issuance of
  common stock                          ---         ---        2,500          (2,500)            ---
Dividends paid                          ---         ---       (4,681)          4,681             ---
                                   --------    --------     --------         -------        --------
Net Cash Provided by (Used in)
  Financing Activities                7,328      26,114       (2,181)          2,181          33,442
                                   --------    --------     --------         -------        --------
Net Increase in Cash
  and Cash Equivalents                  ---      67,245        4,827             ---          72,072
Cash and Cash Equivalents at
  Beginning of Period                   ---      27,479       14,157             ---          41,636
                                   --------    --------     --------         -------        --------
Cash and Cash Equivalents at
  End of Period                    $    ---    $ 94,724     $ 18,984         $   ---        $113,708
                                   --------    --------     --------         -------        --------
                                   --------    --------     --------         -------        --------

                         ZALE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- (Continued) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                         Six Months Ended January 31, 1997
                                  (unaudited)
                             (amounts in thousands)

                                   Parent
                                   Company    Guarantor    Non-Guarantor
                                     Only     Subsidiary   Subsidiaries    Eliminations   Consolidated
                                   --------   ----------   -------------   ------------   ------------
Net Cash Provided by (Used in)
  Operating Activities              $   206   $ (54,293)    $ (28,191)      $ (2,387)       $(84,665)
Net Cash Flows from Investing
  Activities:
Additions to property and
  equipment                             ---     (31,376)         (668)           ---         (32,044)
Dispositions of property and
  equipment                             ---         219         2,195            ---           2,414
Other                                   ---         192           ---            ---             192
                                    -------   ---------     ---------       --------        --------
Net Cash Used in Investing
  Activities                            ---     (30,965)        1,527                        (29,438)
                                    -------   ---------     ---------       --------        --------
Net Cash Flows from Financing
  Activities:
Payments on long-term debt              ---         (19)          ---            ---             (19)
Net borrowings under revolving
  credit agreement                      ---      91,200           ---            ---          91,200
Proceeds from exercise of
  stock options                         551         ---           ---            ---             551
Purchase of treasury stock             (757)        ---           ---            ---            (757)
Dividends paid                          ---         ---        (2,387)         2,387             ---
Other
                                    -------   ---------     ---------       --------        --------
Net Cash Provided by (Used in)
  Financing Activities                 (206)     91,181        (2,387)         2,387          90,975
                                    -------   ---------     ---------       --------        --------
Net Increase (Decrease) in Cash
  and Cash Equivalents                  ---       5,923       (29,051)           ---         (23,128)

Cash and Cash Equivalents at
  Beginning of Period                   ---       6,603        43,443            ---          50,046
                                    -------   ---------     ---------       --------        --------
Cash and Cash Equivalents at
  End of Period                     $   ---   $  12,526     $  14,392       $    ---        $ 26,918
                                    -------   ---------     ---------       --------        --------
                                    -------   ---------     ---------       --------        --------

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

                                                     Three Months Ended      Six Months Ended
                                                         January  31,            January 31,
                                                     ------------------      ----------------
                                                      1998        1997        1998      1997
                                                     ------      ------      ------    ------
Net Sales                                            100.0%      100.0%      100.0%    100.0%
Cost of Sales                                         51.8        50.8        51.9      51.2
                                                     -----       -----       -----     -----
  Gross Margin                                        48.2        49.2        48.1      48.8
Selling, General and Administrative Expenses          28.4        30.5        33.1      34.8
Depreciation and Amortization Expense                  1.0         0.7         1.3       0.8
Unusual Item - Gain on Sale of Diamond Park Fine
    Jewelers Division Assets                           ---         ---        (0.2)      ---
Unusual Item - Gain on Sale of Land                   (0.9)        ---        (0.6)      ---
                                                     -----       -----       -----     -----
Operating Earnings                                    19.7        18.0        14.5      13.2
Interest Expense, Net                                  1.6         1.9         2.1       2.4
                                                     -----       -----       -----     -----
Earnings Before Income Taxes                          18.1        16.1        12.4      10.8
Income Taxes                                           6.8         5.9         4.6       4.0
                                                     -----       -----       -----     -----
Net Earnings                                          11.3        10.2         7.8       6.8
                                                     -----       -----       -----     -----
                                                     -----       -----       -----     -----

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     NET SALES. Net Sales for the three months ended January 31, 1998 increased by $16.9 million to $522.0 million, a 3.4% percent increase compared to the previous year. The previous year's quarter included sales of 182 Diamond Park Fine Jewelry stores operated by the Company, whereas only 47 Diamond Park stores were operated by the Company in the current year's quarter. The sales increase primarily resulted from a 9.4 percent increase in stores open for comparable periods as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by continued improvement of merchandise assortments, product promotions and execution of store programs.

     GROSS MARGIN. Gross Margin as a percentage of net sales decreased by 1.0 percent for the three month period ending January 31, 1998, compared to the same period last year, due to a shift in mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. The LIFO provision was $0.0 million and $2.3 million for the three months ended January 31, 1998 and 1997, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.1 percent as a percentage of net sales. Store expenses decreased by 1.5 percent as a percentage of sales, principally due to productivity improvement as a result of store payroll increasing at a slower rate than sales, a decrease in store rent, and increased income from extended warranties. The decrease in store rent resulted principally from the divestiture of the Diamond Park operations which had significantly higher rent costs as a percentage of sales. There was also a slight improvement in net credit income and corporate expenses as a percent of sales during the current period.

     UNUSUAL ITEM - GAIN ON SALE OF LAND. The unusual item of $4.7 million primarily represents the gain on sale of excess land surrounding the Company's corporate headquarters facility, during the second quarter. See Footnote "Sale of Land."

     EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense, and Unusual Items were $103.2 million and $94.1 million for the three months ended January 31, 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $2.0 million. Depreciation and amortization of property and equipment increased from $4.7 million to $6.7 million principally due to new store growth and the remodeling and refurbishing of existing stores.

     INTEREST EXPENSE, NET. Interest Expense, Net was $8.4 million and $9.5 million for the three months ended January 31, 1998 and 1997, respectively. The decrease is due to an increase in interest income from investments.

     INCOME TAXES. The income tax expense for the three month periods ended January 31, 1998 and 1997 was $35.3 million and $29.7 million, respectively, reflecting an effective tax rate of 37.4 percent and 36.6 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1997, the Company had a NOL carryforward (after limitations) of approximately $254.2 million.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

     NET SALES. Net Sales for the six months ended January 31, 1998 increased by $38.7 million to $774.5 million, a 5.3 percent increase compared to the previous year. The previous year's period included sales of Diamond Park Fine Jewelry stores, which the Company had divested before the current period end. The sales increase primarily resulted from a 8.3 percent increase in stores open for comparable period as well as new stores added in the last twelve months.
The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

     GROSS MARGIN. Gross Margin as a percentage of net sales decreased by 0.7 percent primarily due to a shift in mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. The LIFO provision was $0.7 million and $2.6 million for the six months ended January 31, 1998 and 1997, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.7 percent as a percentage of net sales. Store expenses decreased by 1.4 percent as a percentage of sales principally due to productivity improvement as a result of store payroll increasing at a slower rate than sales, a decrease in store rent, and increased income from extended warranties. The decrease in store rent resulted principally from the divestiture of the Diamond Park operations which had significantly higher rent costs as a percentage of sales. There were also slight improvements in corporate expenses as a percent of sales during the current period.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. Earnings Before Interest Taxes, Depreciation and Amortization Expense and Unusual Items were $116.2 million and $103.1 million for the six months ended January 31, 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $4.0 million. Depreciation and amortization of property and equipment increased from $8.8 million to $12.8 million primarily as new assets have been purchased in connection with the Company's store expansion and remodeling program.

     UNUSUAL ITEM - GAIN ON SALE OF DIAMOND PARK FINE JEWELERS DIVISION ASSETS. Unusual Item - Gain on Sale of Diamond Park Fine Jewelers Division Assets was $1.6 million for the six month period ended January 31, 1998. There were no unusual items for the previous period. See Footnote "Sale of Diamond Park Assets."

     UNUSUAL ITEM - GAIN ON SALE OF LAND. The unusual item of $4.7 million primarily represents the gain on sale of excess land surrounding the Company's corporate headquarter facility, during the second quarter. See Footnote "Sale of Land."

     INTEREST EXPENSE, NET. Interest Expense, Net was $16.5 million and $17.5 million for the six months ended January 31, 1998 and 1997, respectively. The decrease is due to an increase in interest income from investments.

     INCOME TAXES. The income tax expense for the six month periods ended January 31, 1998 and 1997 was $35.9 million and $29.1 million, respectively, reflecting an effective tax rate of 37.4 percent and 36.6 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1997, the Company had a NOL carryforward (after limitations) of approximately $254.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of January 31, 1998, the Company had cash and cash equivalents of $113.7 million, of which $11.1 million was restricted. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40.3% and 39.7% of the Company's annual sales were made during the three months ended January 31, 1997 and 1996, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels and customer receivable balances.

     The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel") and formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at January 31, 1998 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and may be optionally redeemed by ZFT in July 1999.

     In order to support the Company's seasonal financing needs, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At January 31, 1998, there were no loans outstanding under the Revolving Credit Agreement. Letters of credit in the amount of approximately $0.7 million were outstanding at January 31, 1998. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

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

     The Company established a national bank in October 1997 for the granting of credit under its private label credit cards. The creation of a national bank allows the Company greater flexibility in establishing rates charged to customers and will simplify the regulatory requirements under which the Company operates.

     Under its growth strategy, the Company plans to open approximately 160 new stores for which it will incur approximately $40.0 million in capital expenditures during the combined fiscal years 1998 and 1999. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is under-represented. In the first six months of fiscal 1998 the Company opened 52 new stores.

     Since fiscal 1994, the Company has opened, remodeled or refurbished nearly 71% of its store base. During the combined fiscal years 1998 and 1999, the Company anticipates spending approximately an additional $50.0 million to remodel and refurbish approximately 300 more stores. The Company also estimates it will make capital expenditures of approximately $25.0 million to $30.0 million during the combined fiscal years 1998 and 1999 for enhancements to its management information systems. In total, the Company anticipates spending approximately $150.0 million on capital expenditures during the combined fiscal years 1998 and 1999.

     There has been an increase of approximately $10.7 million, or 2.1%, in owned merchandise inventories at January 31, 1998 compared to the balance at July 31, 1997. The increase in inventory levels is principally the result of new store growth.

     On October 6, 1997, the Company consummated the sale of the majority of the assets of its Diamond Park Fine Jewelers division ("the Diamond Park Asset Sale") for $58 million. The Company continued to operate 47 leased fine jewelry departments in the Dillard's stores through January 1998, the end of the current license period, following which time the remaining inventory of such operations will be sold to the purchaser for approximately $4.4 million. The net proceeds from the Diamond Park asset sale are being invested into the Company's operations and will be used for general corporate purposes, including the Company's stock repurchase program.

     On January 30, 1998, the Company closed on the sale of excess land surrounding the corporate headquarters facility. The net proceeds of $8.1 million will be used for general corporate purposes, including the Company's stock repurchase program.

     On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through the current calendar year, up to an aggregate of $40 million of the Company's common stock on the open market. The repurchase plan was authorized in part to provide shares to offset the issuance of up to 1.9 million shares of Common Stock upon exercise of the Series A Warrants, which expire on July 30, 1998.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1997 was approximately $28 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. As of July 31, 1997, the Company had a NOL (after limitations) of approximately $254.2 million, which represents up to $99.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, net proceeds from the Senior Notes, net proceeds from the Diamond Park Asset Sale, and proceeds from the Sale of Land should be sufficient to fund the Company's current operations, debt service, currently anticipated capital expenditure and stock repurchase program requirements for the foreseeable future.

YEAR 2000

     The Company has reviewed its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. In certain areas, the Company has begun and will continue to upgrade certain information systems to improve operations and support future growth as well as address the "Year 2000" issue. Systems not upgraded will be renovated in order to comply with the "Year 2000" issue. Management believes that all new system implementation upgrades and renovations will be made in a timely fashion and that the "Year 2000" issue will not pose significant operational problems or result in costs that have a material adverse impact on its financial condition or results of operations. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

INFLATION

     In management's opinion, changes in Net Sales and Net Earnings that have resulted from inflation and changing prices have not been material. There is no assurance, however, that inflation will not materially affect the Company in the future.

     This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to the Company's management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, the renovation and remodeling of the Company's existing store locations, the expected impact of the "Year 2000" issue, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1997.

Part II. - Other Information:

Item 6.    Exhibits and Reports on Form 8-K

(a)  Part I Exhibits -

     27    Financial data schedule.

     Part II Exhibits -

     None.

(b)  Form 8-K-

     99   Press Release issued by the Company on February 19, 1998.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Zale Corporation
                                             ---------------------------------
                                                      (Registrant)



     Date   March 9, 1998                    /s/ MARK R. LENZ
          -----------------                  ---------------------------------
                                             Mark R. Lenz
                                             Senior Vice-President, Controller
                                             (principal accounting officer
                                             of the registrant)