Form 10-Q
period 1998-04-30
ZALE CORP
filed 1998-06-05
CIK 109156

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1998
                                ---------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

Commission file number 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       75-0675400
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

901 West Walnut Hill Lane, Irving, Texas                  75038-1003
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 22, 1998, 34,676,823 shares of the registrant's common stock were outstanding.


================================================================================

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index



Part I.   Financial Information:                                    Page
                                                                    ----
Item 1.   Financial Statements

          Consolidated Statements of Operations                       3

          Consolidated Balance Sheets                                 4

          Consolidated Statements of Cash Flows                       5

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        18

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                           23

Signature                                                            24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              APRIL 30,                        APRIL 30,
                                                     ---------------------------      ----------------------------
                                                         1998            1997             1998             1997
                                                     -----------     -----------      -----------      -----------
Net Sales                                            $   258,300     $   244,376      $ 1,032,843      $   980,238
Cost of Sales                                            133,842         125,194          536,021          502,009
                                                     -----------     -----------      -----------      -----------
Gross Margin                                             124,458         119,182          496,822          478,229
Selling, General and Administrative Expenses             108,064         108,002          364,262          363,931
Depreciation and Amortization Expense                      5,903           3,789           16,057            9,924
Unusual Item - Gain on Sale of Diamond Park Fine
     Jewelers Division Assets                                 --              --           (1,634)              --
Unusual Item - Gain on Sale of Land                           --              --           (4,720)              --
                                                     -----------     -----------      -----------      -----------
Operating Earnings                                        10,491           7,391          122,857          104,374
Interest Expense, Net                                      8,062           9,695           24,576           27,216
                                                     -----------     -----------      -----------      -----------
Earnings (Loss) Before Income Taxes                        2,429          (2,304)          98,281           77,158
Income Taxes                                                 926            (860)          36,795           28,225
                                                     -----------     -----------      -----------      -----------

Net Earnings  (Loss)                                 $     1,503     $    (1,444)     $    61,486      $    48,933
                                                     ===========     ===========      ===========      ===========

Earnings (Loss) Per Common Share:
     Basic                                           $       .04     $      (.04)     $      1.74      $      1.40
     Diluted                                         $       .04     $      (.04)     $      1.64      $      1.34

Weighted Average Number of Common
     Shares Outstanding:
     Basic                                                35,255          34,969           35,387           35,074
     Diluted                                              37,425          34,969           37,496           36,614




               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                    APRIL 30,         JULY 31,        APRIL 30,
                                                      1998             1997             1997
                                                   -----------      -----------      -----------
                                                   (UNAUDITED)                       (UNAUDITED)
ASSETS
Current Assets:
  Cash and Cash Equivalents                        $   128,408      $    32,623      $    17,118
  Restricted  Cash                                       5,261            9,013            3,544
  Customer Receivables, Net                            501,257          454,270          458,477
  Merchandise Inventories                              524,632          511,702          590,014
  Other Current Assets                                  27,610           39,271           30,140
                                                   -----------      -----------      -----------
Total Current Assets                                 1,187,168        1,046,879        1,099,293

Property and Equipment, Net                            157,258          138,011          132,638
Other Assets                                            44,196           43,616           43,564
Deferred Tax Asset, Net                                 52,700           52,700           56,500
                                                   -----------      -----------      -----------
Total Assets                                       $ 1,441,322      $ 1,281,206      $ 1,331,995
                                                   ===========      ===========      ===========


LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                $        12      $       328      $       327
  Accounts Payable and Accrued Liabilities             209,156          145,721          180,392
  Deferred Tax Liability, Net                           23,700           23,700           32,000
                                                   -----------      -----------      -----------
Total Current Liabilities                              232,868          169,749          212,719

Non-current Liabilities                                 51,019           53,544           53,560
Long-term Debt                                         480,329          451,459          465,752
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                         60,456           64,880           66,354

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                           --               --               --
  Common Stock                                             365              350              357
  Additional Paid-In Capital (Includes
    Stock Warrants)                                    447,274          401,121          395,289
  Unrealized Gains on Securities                         2,638            2,182            1,664
  Accumulated Earnings                                 203,890          142,404          140,784
                                                   -----------      -----------      -----------
                                                       654,167          546,057          538,094
  Treasury Stock                                       (37,517)          (4,483)          (4,484)
                                                   -----------      -----------      -----------
Total Stockholders' Investment                         616,650          541,574          533,610
                                                   -----------      -----------      -----------
Total Liabilities and Stockholders' Investment     $ 1,441,322      $ 1,281,206      $ 1,331,995
                                                   ===========      ===========      ===========



               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                 NINE MONTHS    NINE MONTHS
                                                                    ENDED          ENDED
                                                                  APRIL 30,       APRIL 30,
                                                                    1998            1997
                                                                  ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                   $  61,486      $  48,933
   Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
       Depreciation and amortization expense                         16,869         11,491
       Non-cash charge in lieu of tax expense                        36,417         27,382
       Unusual Item - Gain on Sale of Diamond Park
         Fine Jewelers Division Assets                               (1,634)            --
       Unusual Item - Gain on Sale of Land                           (4,720)            --
   Changes in:
     Restricted cash                                                  3,752         27,967
     Customer receivables, net                                      (46,987)       (38,600)
     Merchandise inventories                                        (61,363)      (132,152)
       Other current assets                                          11,661         (4,605)
       Other assets                                                     464            951
       Accounts payable and accrued liabilities                      64,376         34,598
       Non-current liabilities                                       (4,784)          (567)
                                                                  ---------      ---------
Net Cash Provided by (Used in) Operating Activities                  75,537        (24,602)
                                                                  ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                              (47,807)       (41,231)
   Dispositions of property and equipment                               679          2,648
   Net proceeds from Sale of Diamond Park Fine
     Jewelers Division Assets                                        57,642             --
   Proceeds from Sale of Land                                         8,074             --
   Other                                                                 --            187
                                                                  ---------      ---------
Net Cash Provided by (Used in) Investing Activities                  18,588        (38,396)
                                                                  ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                          (325)           (21)
   Short-term borrowing                                                  --            316
    Payments on revolving credit agreement                         (192,900)      (793,500)
   Borrowings under revolving credit agreement                      122,200        854,900
   Proceeds from issuance of Senior Notes                            99,530             --
   Debt issue and capitalized financing costs                        (2,621)            --
   Proceeds from exercise of stock options and warrants               9,291            643
   Purchase of treasury stock                                       (33,515)          (757)
                                                                  ---------      ---------
Net Cash Provided by Financing Activities                             1,660         61,581
                                                                  ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents                 95,785         (1,417)
                                                                  ---------      ---------

Cash and Cash Equivalents at Beginning of Period                     32,623         18,535
                                                                  ---------      ---------

Cash and Cash Equivalents at End of Period                        $ 128,408      $  17,118
                                                                  =========      =========


               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                NINE MONTHS NINE MONTHS
                                                   ENDED       ENDED
                                                 APRIL 30,   APRIL 30,
                                                   1998        1997
                                                ----------- -----------
Supplemental cash flow information:
  Interest paid                                   $26,939     $26,085
  Interest received                               $ 3,758     $   808
  Income taxes paid (net of refunds received)     $ 1,205     $ 1,815





               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

         Zale Corporation is the largest specialty retailer of fine jewelry in the United States. At April 30, 1998, the Company operated 1,107 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates three divisions: Zales(R), Gordon's(SM), and Bailey, Banks and Biddle(R). The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. In October 1997, the Company sold the majority of the assets of its Diamond Park Fine Jewelers Division -- see "Sale of Diamond Park Assets" below. In addition, the Company operates four outlet stores in three states.

         The accompanying Consolidated Financial Statements are those of Zale Corporation and its wholly owned subsidiaries ("the Company") as of and for the three and nine month periods ended April 30, 1998. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1997. The classifications in use at April 30, 1998 have been applied to the financial statements for July 31, 1997 and April 30, 1997. Restricted cash amounts represent collateral requirements under the Receivables Securitization Facility, Jewelers National Bank capital requirements and vendor consignment arrangements.

         The results of operations for the three and nine month periods ended April 30, 1998 and 1997, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 31, 1998. All prior periods' weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the three month period ended April 30, 1997, 1.4 million common stock equivalents were not used in the calculation of adjusted weighted average number of common shares outstanding, due to their antidilutive effect. There were no common stock equivalents that would be antidilutive for the three month period ended April 30, 1998, and the nine month periods ended April 30, 1998 and 1997.

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


EARNINGS PER COMMON SHARE (CONTINUED)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               APRIL 30,                  APRIL 30,
                                                         ---------------------      ---------------------
                                                           1998         1997          1998         1997
                                                         --------     --------      --------     --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) available to shareholders            $  1,503     $ (1,444)     $ 61,486     $ 48,933

 BASIC:

Weighted average number of common shares outstanding       35,255       34,969        35,387       35,074

Net earnings (loss) per common share - basic             $   0.04     $  (0.04)     $   1.74     $   1.40
                                                         ========     ========      ========     ========

 DILUTED:

Weighted average number of common shares outstanding       35,255       34,969        35,387       35,074

Effect of dilutive securities:
    Stock options                                             945           --           945          662
    Warrants                                                1,225           --         1,164          878
                                                         --------     --------      --------     --------

Weighted average number of common shares outstanding
    as adjusted                                            37,425       34,969        37,496       36,614

Net earnings (loss) per common share - diluted           $   0.04     $  (0.04)     $   1.64     $   1.34
                                                         ========     ========      ========     ========


STOCK REPURCHASE PLAN

         On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through the current calendar year up to an aggregate of $40 million of the Company's Common Stock on the open market. The repurchase plan was authorized in part to provide shares to offset the potential dilutive impact of the issuance of approximately 1.9 million shares of Common Stock upon exercise of the Series A Warrants, which expire on July 30, 1998. As of April 30, 1998, the Company had repurchased approximately 1.2 million shares at an aggregate cost of $33.5 million.

SALE OF DIAMOND PARK ASSETS

         On September 3, 1997, the Company signed a purchase agreement to sell the majority of the assets of its Diamond Park Fine Jewelers Division (the "Diamond Park Asset Sale"). The Diamond Park Fine Jewelers Division, which managed leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Fine Jewelers Division were $54.5 million and $4.0 million, respectively. The Company continued to operate 47 leased fine jewelry departments in Dillard's stores through January 1998, the end of the license period, following which time the remaining inventory of such operations was sold to the purchaser. On October 6, 1997, the Company closed the Diamond Park Asset Sale. The Company received $58 million in October 1997 and approximately $4.6 million was received in February 1998, at which time the remaining inventory of the Dillard's stores was sold to the purchaser. The net proceeds from the Diamond Park Asset Sale will be reinvested into the Company's operations or used for general corporate purposes.

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



SALE OF LAND

         On January 30, 1998, the Company closed the sale of a portion of the excess land surrounding the corporate headquarters facility. The net proceeds of $8.1 million will be used for general corporate purposes, including the Company's stock repurchase program. On May 4, 1998, the Company received net proceeds of $4.8 million for the sale of the remaining portion of the land.

ISSUANCE OF SENIOR NOTES

         On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes ("the Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25% of the principal amount.

         The indenture relating to the Senior Notes contains certain restrictive covenants including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments, limitation on transactions with affiliates, limitations on liens and limitations on disposition proceeds of asset sales, among others. Pursuant to a registration rights agreement relating to the Senior Notes, the Company has exchanged for the Senior Notes new notes of the Company registered with the Securities and Exchange Commission and with terms identical in all material respects to the Senior Notes. The Senior Notes are included in Long-term Debt on the accompanying balance sheet.

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

                        THREE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                           PARENT
                                           COMPANY          GUARANTOR       NON-GUARANTOR
                                            ONLY           SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                        ------------      ------------      -------------     ------------      ------------
Net Sales                               $         --      $    253,572      $      4,728      $         --      $    258,300
Cost of Sales                                     --           131,559             2,283                --           133,842
                                        ------------      ------------      ------------      ------------      ------------
Gross Margin                                      --           122,013             2,445                --           124,458
Selling, General, and
   Administrative Expenses (Income)               38           115,997            (7,971)               --           108,064
Depreciation and Amortization
    Expense                                       --             5,667               236                --             5,903
                                        ------------      ------------      ------------      ------------      ------------
Operating Earnings (Loss)                        (38)              349            10,180                --            10,491
Interest (Income) Expense, Net                    --            (2,656)           10,718                --             8,062
                                        ------------      ------------      ------------      ------------      ------------
Earnings (Loss) Before Income
    Taxes                                        (38)            3,005              (538)               --             2,429
Income Taxes                                     (14)            1,141              (201)               --               926
                                        ------------      ------------      ------------      ------------      ------------
Earnings (Loss) Before Equity
   in Earnings of Subsidiaries                   (24)            1,864              (337)               --             1,503
Equity in Earnings of
   Subsidiaries                                1,527              (336)               --            (1,191)               --
                                        ------------      ------------      ------------      ------------      ------------
Net Earnings (Loss)                     $      1,503      $      1,528      $       (337)     $     (1,191)     $      1,503
                                        ============      ============      ============      ============      ============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                           PARENT
                                           COMPANY          GUARANTOR         NON-GUARANTOR
                                             ONLY           SUBSIDIARY        SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                        -------------      -------------      -------------      -------------     -------------
Net Sales                               $          --      $     240,271      $       4,105      $          --     $     244,376
Cost of Sales                                      --            123,174              2,020                 --           125,194
                                        -------------      -------------      -------------      -------------     -------------
Gross Margin                                       --            117,097              2,085                 --           119,182
Selling, General, and
   Administrative Expenses (Income)                37            112,373             (4,408)                --           108,002
Depreciation and Amortization
    Expense                                        --              3,459                330                 --             3,789
                                        -------------      -------------      -------------      -------------     -------------
Operating Earnings (Loss)                         (37)             1,265              6,163                 --             7,391
Interest Expense, Net                              --              1,273              8,422                 --             9,695
                                        -------------      -------------      -------------      -------------     -------------
Loss Before Income Taxes                          (37)                (8)            (2,259)                --            (2,304)
Income Taxes                                      (14)                (3)              (843)                --              (860)
                                        -------------      -------------      -------------      -------------     -------------
Earnings (Loss) Before Equity
   in Earnings of Subsidiaries                    (23)                (5)            (1,416)                --            (1,444)
Equity in Loss of  Subsidiaries                (1,421)            (1,415)                --              2,836                --
                                        -------------      -------------      -------------      -------------     -------------
Net Loss                                $      (1,444)     $      (1,420)     $      (1,416)     $       2,836     $      (1,444)
                                        =============      =============      =============      =============     =============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                       PARENT
                                       COMPANY          GUARANTOR        NON-GUARANTOR
                                        ONLY           SUBSIDIARY        SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                   -------------      -------------      -------------      -------------      -------------
Net Sales                          $          --      $   1,016,079      $      16,764      $          --      $   1,032,843
Cost of Sales                                 --            527,731              8,290                 --            536,021
                                   -------------      -------------      -------------      -------------      -------------
Gross Margin                                  --            488,348              8,474                 --            496,822
Selling, General, and
   Administrative Expenses
   (Income)                                  113            387,100            (22,951)                --            364,262
Depreciation and Amortization
   Expense                                    --             15,209                848                 --             16,057
Unusual Item - Gain on Sale of
   Diamond Park Fine Jewelers
   Division Assets                            --             (1,634)                --                 --             (1,634)
Unusual Item - Gain on Sale
   of Land                                    --             (4,720)                --                 --             (4,720)
                                   -------------      -------------      -------------      -------------      -------------
Operating Earnings (Loss)                   (113)            92,393             30,577                 --            122,857
Interest Expense (Income), Net                --             (4,738)            29,314                 --             24,576
                                   -------------      -------------      -------------      -------------      -------------
Earnings (Loss) Before Income
   Taxes                                    (113)            97,131              1,263                 --             98,281
Income Taxes                                 (42)            36,364                473                 --             36,795
                                   -------------      -------------      -------------      -------------      -------------
Earnings (Loss) Before Equity
   in Earnings of Subsidiaries               (71)            60,767                790                 --             61,486
Equity in Earnings of
   Subsidiaries                           61,557                665                 --            (62,222)                --
                                   -------------      -------------      -------------      -------------      -------------
Net Earnings                       $      61,486      $      61,432      $         790      $     (62,222)     $      61,486
                                   =============      =============      =============      =============      =============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                       PARENT
                                       COMPANY          GUARANTOR        NON-GUARANTOR
                                        ONLY           SUBSIDIARY        SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                   -------------      -------------      -------------      -------------      -------------
Net Sales                          $          --      $     964,626      $      15,612      $          --      $     980,238
Cost of Sales                                 --            494,298              7,711                 --            502,009
                                   -------------      -------------      -------------      -------------      -------------
Gross Margin                                  --            470,328              7,901                 --            478,229
Selling, General, and
   Administrative Expenses
   (Income)                                  112            374,993            (11,174)                --            363,931
Depreciation and Amortization
    Expense                                   --              9,028                896                 --              9,924
                                   -------------      -------------      -------------      -------------      -------------
Operating Earnings (Loss)                   (112)            86,307             18,179                 --            104,374
Interest Expense, Net                         --              1,713             25,503                 --             27,216
                                   -------------      -------------      -------------      -------------      -------------
Earnings (Loss) Before Income
    Taxes                                   (112)            84,594             (7,324)                --             77,158
Income Taxes                                 (41)            30,963             (2,697)                --             28,225
                                   -------------      -------------      -------------      -------------      -------------
Earnings (Loss) Before Equity
   in Earnings of Subsidiaries               (71)            53,631             (4,627)                --             48,933
Equity in Earnings (Loss) of
   Subsidiaries                           49,004             (5,256)                --            (43,748)                --
                                   -------------      -------------      -------------      -------------      -------------
Net Earnings (Loss)                $      48,933      $      48,375      $      (4,627)     $     (43,748)     $      48,933
                                   =============      =============      =============      =============      =============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 APRIL 30, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS


                                        PARENT
                                        COMPANY          GUARANTOR       NON-GUARANTOR
                                         ONLY           SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                     -------------     -------------     -------------     -------------      -------------
Current Assets:
   Cash and Cash Equivalents         $          --     $      80,206     $      48,202     $          --      $     128,408
   Restricted Cash                              --             1,026             4,235                --              5,261
   Customer Receivables, Net                    --                --           501,257                --            501,257
   Merchandise Inventories                      --           514,255            10,377                --            524,632
   Other Current Assets                         --            25,642             1,968                --             27,610
                                     -------------     -------------     -------------     -------------      -------------
      Total Current Assets                      --           621,129           566,039                --          1,187,168

   Investment in Subsidiaries              616,721            50,244                --          (666,965)                --
   Property and Equipment, Net                  --           153,202             4,056                --            157,258
   Intercompany Receivable                 100,750            48,939                --          (149,689)                --
   Other Assets                                 --            10,700            33,496                --             44,196
   Deferred Tax Assets, Net                     59            52,641                --                --             52,700
                                     -------------     -------------     -------------     -------------      -------------
      Total Assets                   $     717,530     $     936,855     $     603,591     $    (816,654)     $   1,441,322
                                     =============     =============     =============     =============      =============


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Portion of Long-term
       Debt                          $          --     $          12     $          --     $          --      $          12
   Accounts Payable and Accrued
       Liabilities                             686           205,500             2,970                --            209,156
   Deferred Tax Liability, Net                 646            23,054                --                --             23,700
                                     -------------     -------------     -------------     -------------      -------------
      Total Current Liabilities              1,332           228,566             2,970                --            232,868


   Non-current Liabilities                      --            39,150            11,869                --             51,019
   Intercompany Payable                         --                --           149,689          (149,689)                --
   Long-term Debt                           99,548                72           380,709                --            480,329
   Excess of Revalued Net Assets
      Over Stockholders'
      Investment, Net                           --            60,456                --                --             60,456
      Total Stockholders'
         Investment                        616,650           608,611            58,354          (666,965)           616,650
                                     -------------     -------------     -------------     -------------      -------------
      Total Liabilities and
         Stockholders'
          Investment                 $     717,530     $     936,855     $     603,591     $    (816,654)     $   1,441,322
                                     =============     =============     =============     =============      =============

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

                                  JULY 31, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                          PARENT
                                          COMPANY          GUARANTOR       NON-GUARANTOR
                                            ONLY           SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                       -------------     -------------     -------------     -------------      -------------
Current Assets:
   Cash and Cash Equivalents           $          --     $      24,014     $       8,609     $          --      $      32,623
   Restricted Cash                                --             3,465             5,548                --              9,013
   Customer Receivables, Net                      --                --           454,270                --            454,270
   Merchandise Inventories                        --           503,764             7,938                --            511,702
   Other Current Assets                           --            38,901               370                --             39,271
                                       -------------     -------------     -------------     -------------      -------------
         Total Current Assets                     --           570,144           476,735                --          1,046,879

   Investment in Subsidiaries                541,574            54,395                --          (595,969)                --
   Property and Equipment, Net                    --           134,175             3,836                --            138,011
   Intercompany Receivable                       728            48,250                --           (48,978)                --
   Other Assets                                   --             8,972            34,644                --             43,616
   Deferred Tax Assets, Net                       59            52,641                --                --             52,700
                                       -------------     -------------     -------------     -------------      -------------
         Total Assets                  $     542,361     $     868,577     $     515,215     $    (644,947)     $   1,281,206
                                       =============     =============     =============     =============      =============


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Portion of Long-term
       Debt                            $          --     $         328     $          --     $          --      $         328
   Accounts Payable and Accrued
       Liabilities                               141           135,330            10,250                --            145,721
   Deferred Tax Liability, Net                   646            23,054                --                --             23,700
                                       -------------     -------------     -------------     -------------      -------------
         Total Current Liabilities               787           158,712            10,250                --            169,749

   Non-current Liabilities                        --            40,614            12,930                --             53,544
   Intercompany Payable                           --                --            48,978           (48,978)                --
   Long-term Debt                                 --            70,782           380,677                --            451,459
   Excess of Revalued Net Assets
      Over Stockholders'
      Investment, Net                             --            64,880                --                --             64,880
      Total Stockholders'
         Investment                          541,574           533,589            62,380          (595,969)           541,574
                                       -------------     -------------     -------------     -------------      -------------
      Total Liabilities and
      Stockholders' Investment         $     542,361     $     868,577     $     515,215     $    (644,947)     $   1,281,206
                                       =============     =============     =============     =============      =============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        NINE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                            PARENT
                                            COMPANY           GUARANTOR         NON-GUARANTOR
                                              ONLY            SUBSIDIARY        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                          -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Operating Activities                   $      24,224      $      10,603      $      52,427      $     (11,717)     $      75,537

Net Cash Flows from Investing
   Activities:
Additions to property and
   equipment                                         --            (46,589)            (1,218)                --            (47,807)
Dispositions of property and
   equipment                                         --                578                101                 --                679
Proceeds from Sale of Diamond
   Park Fine Jewelers Division Assets                --             57,642                 --                 --             57,642
Proceeds from Sale of Land                           --              8,074                 --                 --              8,074
                                          -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Investing Activities                              --             19,705             (1,117)                --             18,588
                                          -------------      -------------      -------------      -------------      -------------

Net Cash Flows from Financing
   Activities:
Payments from long-term debt                         --               (325)                --                 --               (325)
Payments on revolving
   credit agreement                                  --           (192,900)                --                 --           (192,900)
Borrowings under revolving
   credit agreement                                  --            122,200                 --                 --            122,200
Issuance of Senior Notes                         99,530                 --                 --                 --             99,530
Loan from Zale Corporation to
   Zale Delaware                                (99,530)            99,530                 --                 --                 --
Debt issue and capitalized
   financing costs                                   --             (2,621)                --                 --             (2,621)
Proceeds from exercise of
   stock options                                  9,291                 --                 --                 --              9,291
Purchase of treasury stock                      (33,515)                --                 --                 --            (33,515)
Proceeds from issuance of
   common stock                                      --                 --              2,500             (2,500)                --
Dividends paid                                       --                 --            (14,217)            14,217                 --
                                          -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Financing Activities                         (24,224)            25,884            (11,717)            11,717              1,660
                                          -------------      -------------      -------------      -------------      -------------

Net Increase in
   Cash and Cash Equivalents                         --             56,192             39,593                 --             95,785

Cash and Cash Equivalents at
   Beginning of Period                               --             24,014              8,609                 --             32,623
                                          -------------      -------------      -------------      -------------      -------------

Cash and Cash Equivalents at
   End of Period                          $          --      $      80,206      $      48,202      $          --      $     128,408
                                          =============      =============      =============      =============      =============

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        NINE MONTHS ENDED APRIL 30, 1997
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                       PARENT
                                       COMPANY           GUARANTOR        NON-GUARANTOR
                                        ONLY             SUBSIDIARY        SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                    -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Operating Activities             $         114      $     (16,709)     $      (1,089)     $      (6,918)     $     (24,602)
Net Cash Flows from Investing
   Activities:
Additions to property and
   equipment                                   --            (40,530)              (701)                --            (41,231)
Dispositions of property and
   equipment                                   --                453              2,195                 --              2,648
Other                                          --                187                 --                 --                187
                                    -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Investing Activities                        --            (39,890)             1,494                 --            (38,396)
                                    -------------      -------------      -------------      -------------      -------------

Net Cash Flows from Financing
   Activities:
Proceeds from long-term debt                   --                (21)                --                 --                (21)
Short-term borrowing                           --                316                 --                 --                316
Payments on revolving credit
   agreement                                   --           (793,500)                --                 --           (793,500)

Borrowings under revolving
   credit agreement                            --            854,900                 --                 --            854,900
Proceeds from exercise of
   stock options                              643                 --                 --                 --                643
Purchase of treasury stock                   (757)                --                 --                 --               (757)
Dividends paid                                 --                 --             (6,918)             6,918                 --
Other                                          --                 --                 --                 --                 --
                                    -------------      -------------      -------------      -------------      -------------
Net Cash Provided by (Used in)
   Financing Activities                      (114)            61,695             (6,918)             6,918             61,581
                                    -------------      -------------      -------------      -------------      -------------

Net (Decrease) Increase in Cash
   and Cash Equivalents                        --              5,096             (6,513)                --             (1,417)

Cash and Cash Equivalents at
   Beginning of Period                         --              5,551             12,984                 --             18,535
                                    -------------      -------------      -------------      -------------      -------------

Cash and Cash Equivalents at
   End of Period                    $          --      $      10,647      $       6,471      $          --      $      17,118
                                    =============      =============      =============      =============      =============

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

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          APRIL 30,                APRIL 30,
                                                     ------------------       -------------------
                                                      1998        1997         1998         1997
                                                     ------      ------       ------       ------
Net Sales                                             100.0%      100.0%       100.0%       100.0%
Cost of Sales                                          51.8        51.2         51.9         51.2
                                                     ------      ------       ------       ------
Gross Margin                                           48.2        48.8         48.1         48.8
Selling, General and Administrative Expenses           41.8        44.2         35.3         37.1
Depreciation and Amortization Expense                   2.3         1.6          1.6          1.0
Unusual Item - Gain on Sale of Diamond Park Fine
Jewelers Division Assets                                 --          --         (0.2)          --
Unusual Item - Gain on Sale of Land                      --          --         (0.5)          --
                                                     ------      ------       ------       ------
Operating Earnings                                      4.1         3.0         11.9         10.7
Interest Expense, Net                                   3.1         4.0          2.4          2.8
                                                     ------      ------       ------       ------
Earnings (Loss) Before Income Taxes                     1.0        (1.0)         9.5          7.9
Income Taxes                                            0.4        (0.4)         3.5          2.9
                                                     ------      ------       ------       ------
Net Earnings (Loss)                                     0.6        (0.6)         6.0          5.0
                                                     ======      ======       ======       ======


THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997


         NET SALES. Net Sales for the three months ended April 30, 1998 increased by $13.9 million to $258.3 million, a 5.7 percent increase compared to the previous year. The previous year's quarter included sales of 185 Diamond Park Fine Jewelry stores operated by the Company, which the Company had divested prior to the quarter ended April 30, 1998. The sales increase primarily resulted from a 11.9 percent increase in sales from stores open for comparable periods as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by continued improvement of merchandise assortments, product promotions and execution of store programs.

         GROSS MARGIN. Gross Margin as a percentage of net sales decreased by
0.6 percent for the three month period ending April 30, 1998, compared to the same period last year, primarily, due to a shift in mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. The LIFO (benefit) provision was $(0.7) million and $0.1 million for the three months ended April 30, 1998 and 1997, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 2.4 percent as a percentage of net sales, principally due to a decrease in store payroll and store rent. These decreases resulted from productivity improvements and the divestiture of the Diamond Park operations which had significantly higher payroll and rent costs as a percentage of sales. There was also a slight improvement in net credit income as a percent of sales during the current period, as a result of higher finance charge and late fee income.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense, were $16.4 million and $11.2 million for the three months ended April 30, 1998 and 1997, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $2.1 million. Depreciation and amortization of property and equipment increased from $5.2 million to $7.3 million principally due to new store growth and the remodeling and refurbishing of existing stores, since the fresh start reporting write-off of substantially all fixed assets of the Company effective July 31, 1993.


         INTEREST EXPENSE, NET. Interest Expense, Net was $8.1 million and $9.7 million for the three months ended April 30, 1998 and 1997, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents.

         INCOME TAXES. The income tax provision (benefit) for the three month periods ended April 30, 1998 and 1997 was $0.9 million and $(0.9) million, respectively, reflecting an effective tax rate of 38.1 percent and 37.3 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1997, the Company had a NOL carryforward (after limitations) of approximately $254.2 million.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

         NET SALES. Net Sales for the nine months ended April 30, 1998 increased by $52.6 million to $1,032.8 million, a 5.4 percent increase compared to the previous year. The previous year's period included sales of Diamond Park Fine Jewelry stores, which the Company had fully divested by the end of January, 1998. The sales increase primarily resulted from a 9.2 percent increase in stores open for comparable period as well as new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong execution of store programs.

         GROSS MARGIN. Gross Margin as a percentage of net sales decreased by
0.7 percent primarily due to a shift in mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. There was no LIFO provision required for the nine months ended April 30, 1998. The LIFO provision was $2.3 million for the nine months ended April 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.8 percent as a percentage of net sales, principally due to a decrease in store payroll and store rent. These decreases resulted from productivity improvements and the divestiture of the Diamond Park operations which had significantly higher payroll and rent costs as a percentage of sales. There was also a slight improvement in net credit income as a percent of sales during the current period, as a result of higher finance charge and late fee income.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. Earnings Before Interest, Taxes, Depreciation and Amortization Expense and Unusual Items were $132.6 million and $114.3 million for the nine months ended April 30, 1998 and 1997, respectively.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $6.1 million. Depreciation and amortization of property and equipment increased from $14.0 million to $20.2 million primarily as new assets have been purchased in connection with the Company's store expansion and remodeling program, since the fresh start reporting write-off of substantially all fixed assets of the Company effective July 31, 1993.

         UNUSUAL ITEM - GAIN ON SALE OF DIAMOND PARK FINE JEWELERS DIVISION ASSETS. Unusual Item - Gain on Sale of Diamond Park Fine Jewelers Division Assets was $1.6 million for the nine month period ended April 30, 1998. There were no unusual items for the previous period. See Footnote "Sale of Diamond Park Assets."

         UNUSUAL ITEM- GAIN ON SALE OF LAND. The unusual item of $4.7 million primarily represents the gain on sale of excess land surrounding the Company's corporate headquarters facility, during the second quarter. See Footnote "Sale of Land."

         INTEREST EXPENSE, NET. Interest Expense, Net was $24.6 million and $27.2 million for the nine months ended April 30, 1998 and 1997, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents.

         INCOME TAXES. The income tax expense for the nine month period ended April 30, 1998 and 1997 was $36.8 million and $28.2 million, respectively, reflecting an effective tax rate of 37.4 percent and 36.6 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it does not expect to pay any significant income taxes for the current year. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") against current and future tax liabilities. As of July 31, 1997, the Company had a NOL carryforward (after limitations) of approximately $254.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of April 30, 1998, the Company had cash and cash equivalents of $128.4 million. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40.3% and 39.7% of the Company's annual sales were made during the three months ended January 31, 1997 and 1996, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels and customer receivable balances.

         The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel") and formed to finance customer accounts receivable, has approximately $380.6 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at April 30, 1998 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and may be optionally redeemed by ZFT in July 1999.

         In order to support the Company's seasonal financing needs, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At April 30, 1998, there were no loans outstanding under the Revolving Credit Agreement. Letters of credit in the amount of approximately $0.6 million were outstanding at April 30, 1998. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

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

         The Company established a national bank in October 1997 for the granting of credit under its private label credit cards. The creation of a national bank allows the Company greater flexibility in establishing rates charged to customers and has simplified its regulatory environment.

         Under its growth strategy, the Company plans to open approximately 160 new stores for which it will incur approximately $40.0 million in capital expenditures during the combined fiscal years 1998 and 1999. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is under-represented. In the first nine months of fiscal 1998, the Company opened 67 of these new stores.

         Since fiscal 1994, the Company has opened, remodeled or refurbished nearly 71 percent of its store base. During the combined fiscal years 1998 and 1999, the Company anticipates spending approximately an additional $50.0 million to remodel and refurbish approximately 300 more stores. The Company also estimates it will make capital expenditures of approximately $25.0 million to $30.0 million during the combined fiscal years 1998 and 1999 for enhancements to its management information systems. In total, the Company anticipates spending approximately $150.0 million on capital expenditures during the combined fiscal years 1998 and 1999.

         There has been a decrease of approximately $65.4 million in owned merchandise inventories at April 30, 1998 compared to the balance at April 30, 1997. The decrease resulted principally from the divestiture of the Diamond Park operations earlier this fiscal year. Excluding Diamond Park operations, owned inventories decreased by 1.5 percent and average inventory per store decreased by 5.4 percent from April 30, 1997. The decrease is a result of increased sales per store and tighter management of in-stock inventory levels enhanced by the Company's new merchandise management systems.

         On October 6, 1997, the Company consummated the sale of the majority of the assets of its Diamond Park Fine Jewelers division ("the Diamond Park Asset Sale") for $58 million. The Company continued to operate 47 leased fine jewelry departments in the Dillard's stores through January 1998, the end of the current license period, following which time the remaining inventory of such operations was sold to the purchaser for approximately $4.6 million. The net proceeds from the Diamond Park Asset Sale will be invested into the Company's operations or will be used for general corporate purposes.

         On January 30, 1998, the Company closed the sale of a portion of the excess land surrounding the corporate headquarters facility. The net proceeds of $8.1 million will be used for general corporate purposes, including the Company's stock repurchase program. On May 4, 1998, the Company received net proceeds of $4.8 million for the sale of the remaining parcel of land.

         On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through the current calendar year, up to an aggregate of $40 million of the Company's Common Stock on the open market. The repurchase plan was authorized in part to provide shares to offset the potential dilutive impact of the issuance of approximately 1.9 million shares of Common Stock upon exercise of the Series A Warrants, which expire on July 30, 1998. As of April 30, 1998, the Company had repurchased approximately 1.2 million shares at an aggregate cost of $33.5 million.

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

YEAR 2000

         The Company's management recognizes the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of Zale's computer applications and systems require modification over the next year in order to render these systems compliant with the Year 2000.

         Zale is using a combination of internal and external resources to assess and make the needed changes to its many different information systems such as mainframe, client/server applications and outsourced systems, among others. A formal project was begun in 1997 to inventory all the specialized software programs and hardware used in the company's business. The inventory is substantially complete and renovation is underway. Non-compliant programs and systems are being replaced, modified or outsourced throughout 1998 and early 1999. Testing will be substantially complete by December 31, 1998.

         Management anticipates direct external expenditures associated with the Year 2000 to be approximately $1.7 million in fiscal year 1998 and $3.5 million in fiscal year 1999. As required by generally accepted accounting principles, these costs are expensed as incurred.

         Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have also been certified as Year 2000 compliant by the vendors and will be installed prior to August 1, 1999.

         The company has communicated, and will continue to communicate with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversions progress. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

         Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

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

Part II. - Other Information:

Item 6.    Exhibits and Reports on Form 8-K

(a)      Part I Exhibits -

         27    Financial data schedule.

         Part II Exhibits -

         None.

(b)      Form 8-K-

         The Company filed a Report on Form 8-K on April 29, 1998 to report certain Financial Data Schedules restated in compliance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Zale Corporation
                                          ---------------------------------
                                                     (Registrant)



 Date   June 5, 1998                       /s/ MARK R. LENZ
     ---------------------------          ---------------------------------
                                          Mark R. Lenz
                                          Senior Vice-President, Controller
                                          (principal accounting officer
                                          of the registrant)

                                INDEX TO EXHIBITS


Exhibit Number

         27       Financial data schedule.