Form 10-K
period 1998-07-31
ZALE CORP
filed 1998-09-30
CIK 109156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-21526

                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-0675400
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                      or
                organization)

           901 W. WALNUT HILL LANE
                IRVING, TEXAS                                    75038-1003
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 3, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $961,301,155.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of September 3, 1998, the registrant had outstanding 36,405,093 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information from the registrant's definitive Proxy Statement relating to the registrant's annual meeting of stockholders to be held on November 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Zale Corporation ("the Company") is the largest specialty retailer of fine jewelry in the United States. At July 31, 1998, the Company operated 1,125 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates three divisions: Zales(R), Gordon's(R) and Bailey, Banks & Biddle(R). The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. In addition, there are six Zales outlet stores in four states. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks & Biddle Division operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. During fiscal 1998, the Company sold its Diamond Park Fine Jewelers Division. See "Current Year Events" below. During the fiscal year ended July 31, 1998, the Company generated $1.3 billion of net sales.

     The Company believes it is well-positioned to compete in the approximately $38 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. Zales was established in 1924 and is supported by national television advertising campaigns while Gordon's and Bailey, Banks & Biddle have been in existence since 1905 and 1832, respectively, and are supported by regional advertising campaigns. The Company believes that name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer's reliability and credibility. In addition, as the largest specialty retailer of fine jewelry in the United States, the Company believes it realizes economies of scale in purchasing and distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states and the demographic breadth of its target customer groups may serve to mitigate earnings volatility typically associated with local or regional conditions.

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

     The Company has refocused and strengthened its merchandising efforts. Management has developed a large selection of key items from among the best selling products in the retail jewelry industry, such as tennis bracelets, solitaires, diamond stud earrings and bezel style diamond pendants and earrings and made certain that these items are available in an appropriate variety of styles at a range of competitive price points. At the same time, the Company has adopted an aggressive approach to inventory management to keep key items in stock and inventories more current. This is achieved through enhancements to the merchandise system which provides regular reporting to the Company's merchandise buyers on in-stock position and slow moving merchandise. Since 1994, the Company has employed a consistent methodology which provides better inventory turnover and profitability information to identify slow moving merchandise and determine appropriate merchandising actions on a more timely basis. Under this methodology, inventory the Company considers to be slow moving decreased over 70% since fiscal 1994.

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

     The Company has recruited experienced buyers and has centralized purchasing at a divisional level to ensure consistency of quality and cost. In addition, management believes that the Company is now leveraging its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with its suppliers for certain products.

     The Company's image as a provider of fine jewelry at competitive prices has been enhanced by establishing price points for merchandise that are perceived by customers as good values. Certain items are labeled "Brilliant Buys," "Premier Values" and "Bailey's Classic Values" in the Zales, Gordon's and Bailey, Banks & Biddle stores, respectively. These items are prominently displayed along with their prices throughout the store, a practice that is uncommon in the U.S. jewelry retailing industry and one that the Company believes enhances its reputation for pricing integrity.

     Over the last five years, nearly 70% of the Company's stores are new or have been either refurbished or remodeled. Sales for refurbished, remodeled, and relocated stores have historically increased by over 14% in the year following refurbishment, remodeling, or relocation. The Company has taken steps to provide upgraded sales and product training to sales personnel through Company-wide employee and manager training programs. Staffing plans are now coordinated to better schedule employees during peak periods.

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

     The Company plans to open approximately 156 new stores, principally in the Zales Division and Bailey, Banks & Biddle Division, for which it will incur approximately $44 million in capital expenditures during the combined fiscal years 1999 and 2000. These stores will solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company has identified the specific malls for this planned expansion which satisfy the Company's real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 240 stores at a cost of approximately $44 million during the same period.

     Over the past three years the Company has reduced selling, general and administrative expenses as a percent of sales principally by leveraging its fixed store and corporate operating expenses while increasing sales in its stores. Additionally, the Company has instituted a focused effort to reduce selling, general and administrative expenses where appropriate by eliminating duplicative areas, streamlining processes and leveraging technology where possible. Initiatives include: (i) improving the return on credit operations, including establishing a national credit card bank which has allowed greater flexibility in establishing finance charge rates to customers and has simplified the regulatory requirements under which the Company operates; (ii) outsourcing certain non-strategic functions, including certain aspects of MIS operations, credit card remittance processing, and the internal audit department among other areas; and (iii) streamlining corporate operations through review and improvement of current processes and application of new technology in areas such as merchandising, credit, store point of sale and financial systems.

     The Company continues to apply a disciplined approach to its credit policies, which are controlled centrally for all divisions. See
"Business -- Credit Operations."

CURRENT YEAR EVENTS

     SERIES A WARRANTS. During fiscal 1998, 1.9 million of 2.0 million authorized Series A warrants were exercised. Each Series A Warrant entitled the holder to purchase one share of Zale common stock at a price of $10.368 per share. All unexercised warrants as of July 30, 1998 were cancelled, consistent with the terms of the warrant agreement.

     STOCK REPURCHASE PLAN. On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company was authorized to purchase through the current calendar year up to an aggregate of $40.0 million of the Company's common stock on the open market. The repurchase plan was authorized in part to provide shares to offset the potential dilutive impact of the issuance of approximately 1.9 million shares of common stock upon exercise of the Series A Warrants, which expired on July 30, 1998. As of July 31, 1998, the Company had repurchased approximately 1.4 million shares at an aggregate cost of $40.0 million.

     SALE OF DIAMOND PARK DIVISION. On September 3, 1997, the Company signed an agreement to sell the majority of the assets of its Diamond Park Fine Jewelers Division (the "Diamond Park Division Sale"). The Diamond Park Fine Jewelers Division, which managed leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Fine Jewelers Division were $54.5 million and $4.0 million, respectively. The Company continued to operate 47 leased fine jewelry departments in Dillard's stores through January 1998, the end of the license. On October 6, 1997, the Company closed the Diamond Park Division Sale. The Company received $58.0 million in October 1997 and approximately $4.8 million was received in February 1998, at which time the remaining inventory and net property and equipment of the Dillard's stores was sold to the purchaser. The net proceeds from the Diamond Park Division Sale will be reinvested into the Company's operations or used for general corporate purposes, including repurchases of the Company's common stock.

     SALE OF LAND. In fiscal 1998, the Company closed the sales of the excess land surrounding the corporate headquarters facility for $12.9 million. The net proceeds from the sales will be used for general corporate purposes, including the Company's stock repurchase program.

     ISSUANCE OF SENIOR NOTES. On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes ("the Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by Zale Delaware, Inc. ("ZDel"). The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25% of the principal amount.

     The indenture relating to the Senior Notes contains certain restrictive covenants including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition proceeds of asset sales, among others. Pursuant to a registration rights agreement relating to the Senior Notes, the Company has exchanged the Senior Notes for new notes of the Company registered with the Securities and Exchange Commission and with terms identical in all material respects to the Senior Notes. The Senior Notes are included in Long-term Debt on the accompanying balance sheet.

FISCAL YEAR 1999 EVENT

     STOCK REPURCHASE PLAN. On August 25, 1998, the Board of Directors authorized a new stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 1999 up to an aggregate of $50.0 million of the Company's common stock on the open market.

INDUSTRY

     The U.S. retail jewelry industry's sales were approximately $38 billion in 1997. Specialty jewelry stores (such as the Company) account for almost half of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. According to the U.S. Bureau of the Census, retail jewelry store sales have increased every year for the past 14 years with the exception of 1991 which included both the Persian Gulf War and the introduction of the luxury tax. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer on-line shopping.

     The U.S. retail jewelry industry is highly fragmented with the 10 largest companies accounting for less than 25% of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company and J.C. Penney. The Company is the largest specialty jewelry retail chain in the U.S., with approximately 3.5% of market share based on the United States Census Bureau estimate of 1997 U.S. Retail Jewelry and Watch Sales. Only one other specialty jewelry retailer had greater than 2% market share.

DIVISIONAL OPERATIONS

     The Company operates principally under three divisions. The following table presents net sales for the Zales, Gordon's, and Bailey, Banks & Biddle divisions of the Company.

                                                           YEAR ENDED JULY 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Zales Division (including Outlet stores).........  $  733,395   $  618,106   $  534,198
Gordon's Division................................     309,327      282,271      264,298
Bailey, Banks & Biddle Division..................     241,441      226,323      205,418
Other(a).........................................      29,547      127,118      133,463
                                                   ----------   ----------   ----------
          Total Net Sales........................  $1,313,710   $1,253,818   $1,137,377
                                                   ==========   ==========   ==========

---------------

(a) Other net sales: (i) in 1997 and 1998 includes sales from its direct mail operation and (ii) includes sales from the Diamond Park Fine Jewelers Division which was divested during fiscal 1998.

  Zales Division

     The Zales Division is positioned as the Company's national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 1998, the Zales Division had 695 Zales stores and six Zales Outlet stores in 50 states and Puerto Rico. Average Zales' store size is approximately 1,450 square feet and the average selling price per unit sold is $254. Zales accounted for approximately 56% of the Company's sales in fiscal 1998.

     Zales' merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal 1998, bridal merchandise represented 36% of the Division's merchandise sales, while fashion jewelry and watches comprised most of the remaining 64%. The bridal merchandise category consists of solitaire engagement rings, various bridal sets and diamond and gold anniversary bands. Fashion jewelry consists generally of diamond fashion rings, earrings, chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection fosters an image of quality and trust among consumers. While maintaining a strong focus on the bridal segment of the business, added emphasis is being placed on the non-bridal merchandise and gift-giving aspects of the business. New product lines, including Blue Lagoon cultured pearls by Mikimoto, and Movado watches, have been added. The combination of Zales' national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail.

     Zales plans to begin building its Zales Outlet concept over the next several years. Zales has also entered the direct fulfillment business through its direct mail operations and Internet web site. These operations currently account for less than 1% of the Company's sales.

     The following table sets forth the number of stores and average sales per store for the Zales Division for the periods indicated:

                                                           YEAR ENDED JULY 31,
                                                    ----------------------------------
                                                       1998         1997        1996
                                                    ----------   ----------   --------
Average sales per store(b)........................  $1,092,000   $1,013,000   $974,000
Stores opened during period.......................          65           65       89(a)
Stores closed during period.......................           6            9          6
Total stores (including Outlet stores)............         701          642        586

---------------

(a) Includes 40 stores transferred from the Gordon's Division during fiscal 1996 and 20 Karten's stores acquired in January 1996.

(b) Based on sales per store open a full twelve months during the respective fiscal year.

  Gordon's Division

     Since 1994, the Company has repositioned Gordon's as a major regional brand with an upgraded product offering. At July 31, 1998, the Gordon's Division had 317 stores in 35 states and Puerto Rico, substantially all of which operate under the trade name Gordon's Jewelers. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $302, which represents a 26% increase from the average selling price per unit sold two years ago. Gordon's accounted for approximately 24% of the Company's net sales in fiscal 1998.

     Gordon's distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of store inventory to regional tastes. A substantial portion of the remaining merchandise sold by stores in the Gordon's Division overlaps the Zales Division product line. Regional broadcast campaigns that emphasize key items will be utilized to complement the Division's printed inserts.

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

     The following table sets forth the number of stores and average sales per store for the Gordon's Division for the periods indicated:

                                                            YEAR ENDED JULY 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Average sales per store(b)...........................  $967,000   $888,000   $803,000
Stores opened during period..........................        17          9         13
Stores closed during period..........................        10         22       57(a)
Total stores.........................................       317        310        323

---------------

(a) Includes 40 stores transferred to the Zales Division during fiscal 1996.

(b) Based on sales per store open a full twelve months during the respective fiscal year.

  Bailey, Banks & Biddle Division

     Since 1832, Bailey, Banks & Biddle has offered high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The Division operates principally under the trade name Bailey, Banks & Biddle, but also utilizes other trade names, including Corrigan's(R), Sweeney's(R), Stifft's(R), Dobbins(R), Linz(R), and Zell Bros(R). The Division's stores are among the pre-eminent stores in their markets and carry exclusive items to appeal to the more affluent customer. The Bailey, Banks & Biddle merchandise selection emphasizes the classic and traditional look and focuses on diamond, precious stone and gold jewelry, as well as watches and giftware. At July 31, 1998, the Bailey, Banks & Biddle Division operated 107 upscale jewelry stores in 27 states and Guam. The Division has an average selling price per unit sold of $528, an average store size of approximately 3,200 square feet and accounted for approximately 18% of the Company's net sales in fiscal 1998.

     Bailey, Banks & Biddle Division stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products for specific customers. In fiscal year 1997, the Bailey, Banks & Biddle Division expanded its customer base in cross-promotional campaigns using upscale customer lists from such companies as American Express Company. This initiative will help the Bailey, Banks & Biddle Division more accurately target prospective customers in a cost-efficient manner.

     The following table sets forth the number of stores and average sales per store for the Bailey, Banks & Biddle Division for the periods indicated:

                                                           YEAR ENDED JULY 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Average sales per store(a).......................  $2,290,000   $1,990,000   $1,755,000
Stores opened during period......................           7           16            1
Stores closed during period......................          13           15           12
Total stores.....................................         107          113          112

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

     Each of the Company's stores is operated under a store manager who is responsible for certain store-level operations, including sales and personnel matters. The Company has consolidated most non-sales administrative matters, including purchasing, credit operations and payroll, at the divisional level in an effort to maintain low operating costs at the store level. Each of the Company's divisions also offers standard warranties and return policies and provides extended warranty coverage which may be purchased at the customer's option.

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

PURCHASING AND INVENTORY

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia, and Italy. All purchasing is done through divisional buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. The Company had approximately $146.8 million and $135.0 million of consignment inventory on hand at July 31, 1998 and 1997, respectively. The increase in consignment inventory results principally from testing of new products, expansion of higher risk fashion and solitaire product categories and other opportunities. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During fiscal years 1998 and 1997, the Company purchased approximately 33% and 27%, respectively, of its merchandise from its top five vendors, including more than 11% from its top vendor.

CREDIT OPERATIONS

     The Company's private label credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or available credit limits on their bank cards. Approximately 50% of the Company's net sales were generated by credit sales on the private label credit cards in fiscal 1998. Providing customers with a credit account allows the Company to build long term relationships with customers which facilitates additional purchases.

     The Company established a national credit card bank, Jewelers National Bank ("JNB" or "the Bank"), for the granting of credit under its private label credit cards, in October 1997. The creation of the national bank allows the Company greater flexibility in establishing rates charged to customers and simplifies regulatory requirements.

     New Account processing, Customer Service, and Collections for the private label accounts are performed at credit centers located in Tempe, Arizona; Clearwater, Florida; San Marcos, Texas and San Juan, Puerto Rico. The Bank uses credit scoring to assess risk in extending credit to customers. The Bank has enhanced the timeliness of its approval process for new accounts, whereby customers can be approved rapidly at point of sale. The Bank offers a variety of credit marketing programs to facilitate sales, with an emphasis on flexible repayment terms.

     As of July 31, 1998, the Company has approximately 2.8 million proprietary credit card holders. The Company uses many of these credit customer names in its targeted marketing programs. Proprietary credit sales have been stable as a percentage of net sales, contrary to industry trends, in part because of an increased emphasis on in-store promotions.

     The Bank diligently follows up on delinquent accounts. Collectors are trained with state of the art Computer Based Training programs ("CBT"). These CBT programs are developed in-house by the credit organization. Collection accounts are scored on a behavioral model at monthly billing. This statistical analysis allows for optimum collection and follow-up on delinquent accounts. Based on the behavioral score, the account is put into priority queuing for letter and/or personal phone call follow-up. Early stage delinquencies are handled with an approach which is sensitive to customer goodwill. If accounts progress in delinquency, more assertive action is taken.

     The following table presents certain data concerning sales, credit sales and accounts receivable for the past three fiscal years, excluding the Diamond Park Division:

                                                           YEAR ENDED JULY 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Net sales (thousands)............................  $1,284,163   $1,126,700   $1,003,914
Net credit sales (thousands).....................  $  638,277   $  556,771   $  500,215
Credit sales as percentage of net sales..........        49.7%        49.4%        49.8%
Average number of active customer accounts.......     755,000      715,000      678,000
Average balance per customer account.............  $      742   $      719   $      687
Customer receivables (thousands).................  $  562,952   $  508,885   $  468,331
Average monthly collection percentage............         9.6%         9.2%         9.2%
Bad debt expense as a percentage of total sales,
  excluding Diamond Park Division................         5.1%         4.9%         5.3%
Accounts receivable greater than 90 days past
  due, excluding late fees.......................         8.4%         8.9%         9.1%

     Accounts are automatically charged off when no full scheduled payment is made for a period of seven consecutive billing cycles. Additionally, accounts are charged off if 12 contracted payments are missed. Bad debt expense as a percentage of total sales increased from the prior year principally as a result of reduced recoveries of customer accounts previously written off.

INSURANCE AFFILIATES

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company's private label credit card customers. Additionally, the Company promotes the sale of credit insurance products to customers who use the private label credit card program. In fiscal 1998, over 45% of the Company's private label credit card purchasers purchased some form of credit insurance. The three companies, which are wholly owned subsidiaries of ZDel, are the insurers (either through direct written or reinsurance contracts) of the Company's customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company's retail sales on its private label credit cards and are not significant on a stand-alone basis.

EMPLOYEES

     As of July 31, 1998, the Company had approximately 10,000 employees, less than 1% of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Christmas season. The Company considers its relations with its employees to be good.

COMPETITION

     The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and television home shopping programs. Certain of the Company's competitors are non-specialty retailers which are larger and have greater financial resources than the Company. The malls where the Company's stores are located typically contain competing national chains, independent jewelry stores or department store jewelry departments. The Company believes that it is also competing for consumers' discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware.

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

     The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names for stores and products in the Zales, Gordon's and Bailey, Banks & Biddle Divisions are important to the Company in maintaining its competitive position in the jewelry retailing industry.

MANAGEMENT INFORMATION SYSTEMS

     The Company's information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store, division); and (v) expense control programs. Data processing systems include point-of-sale reporting, purchase order management, receiving, merchandise planning and control, payroll, general ledger, credit card administration, and accounts payable. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby reducing the need for paper reports. The Company uses electronic data interchange ("EDI") with certain of its vendors to facilitate timely merchandise replenishment. The Company believes that the further use of EDI with its vendors will lower the administrative costs associated with invoice processing and settlement.

     The Company's information systems allow management to monitor and control the Company's credit operations, generate reports on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions.

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

     The Company has entered into a five-year agreement with a third party for the management of the Company's mainframe processing operations, client server systems, LAN operations, network services and desktop support. The Company believes that by outsourcing this portion of its management information systems it will be able to achieve additional efficiencies and allow the Company to focus its internal information technology efforts on developing new systems to enhance the performance of its core business.

     The Company has an operations services agreement for credit operations with a third-party servicer. The agreement, dated May 5, 1998, requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. Additional annual payments will be paid based on credit volume for normal credit processing activities.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $18 million over the next two years for enhancements to its management information systems. A portion of these expenditures will assist the Company in maintaining Year 2000 compliant systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

REGULATION

     The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is provided primarily through bank cards such as Visa(R), MasterCard(R), and Discover(R), without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition.

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sale of credit and other insurance. The Company's and its competitors' practices are also subject to review in the ordinary course of business by the Federal Trade Commission, and the Company's and other retail Company's credit cards are subject to regulation by the Office of the Comptroller of the Currency since the Company's credit card bank commenced operations. See "Credit Operations." The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     Merchandise in the retail jewelry industry is frequently sold at a discount to the "regular" or "original" price. A number of states in which the Company operates have regulations which require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and other various state and federal laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company undertakes to monitor changes in those laws and believes that it is in compliance with all applicable federal and state laws with respect to such practices.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) expected capital expenditures to be made in the future, (ii) expected significant upgrades to the Company's management information systems over the next several years, (iii) the addition of new locations through new store openings, (iv) the renovation and remodeling of the Company's existing store locations, (v) the Company's efforts to reduce costs, (vi) the adequacy of the Company's sources of cash to finance its current and future operations, (vii) the terms of renewal of the Company's store leases, (viii) resolution of litigation without material adverse effect on the Company and (ix) the expected impact of the "Year 2000" issue. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained by the Company; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new distribution channels which may involve additional costs; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.

ITEM 2. PRINCIPAL PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which extends through September 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company also owns a 120,000 square foot warehouse in Dallas, Texas.

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

     The following table indicates the expiration dates of the current terms of the Company's leases as of July 31, 1998 (executed lease agreements, including non-stores and unopened stores):

                                                       BAILEY,
                               ZALES     GORDON'S   BANKS & BIDDLE                   PERCENTAGE
        TERM EXPIRES          DIVISION   DIVISION      DIVISION      OTHER   TOTAL    OF TOTAL
        ------------          --------   --------   --------------   -----   -----   ----------
1999 and prior..............    119         56            13           0       188       17%
2000........................     58         27            10           0        95        8%
2001........................     68         23            16           0       107        9%
2002........................     43         24             5           0        72        6%
2003 and thereafter.........    427        189            67           1       684       60%
                                ---        ---           ---           --    -----      ---
Total number of leases......    715        319           111           1     1,146      100%
                                ===        ===           ===           ==    =====      ===

     Management believes substantially all of the store leases expiring in fiscal 1999 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company's financial position or results of operations. See "Unusual Item -- Reorganization Recoveries" in Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Robert J. DiNicola........................  50    Chairman of the Board, Chief Executive
                                                  Officer and Director
Beryl B. Raff.............................  47    President and Chief Operating Officer
Alan P. Shor..............................  39    Executive Vice President and Chief
                                                  Logistics Officer
Mary L. Forte.............................  47    Executive Vice President and Chief
                                                  Administrative Officer
Sue E. Gove...............................  40    Executive Vice President and Chief
                                                  Financial Officer
Pamela J. Romano..........................  41    Senior Vice President and President, Zales
                                                  Division

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Susan H. Davidson.........................  36    Senior Vice President and President,
                                                  Gordon's Division
Ray A. Stuart.............................  42    Senior Vice President and President,
                                                  Bailey, Banks & Biddle Division
Thomas A. Carroll.........................  49    Senior Vice President, Real Estate
David L. Holmberg.........................  40    Senior Vice President, Store Operations,
                                                  Zales Division
David W. Howard...........................  48    Senior Vice President, Management
                                                  Information Systems
Gregory Humenesky.........................  47    Senior Vice President, Human Resources
Mark R. Lenz..............................  42    Senior Vice President, Controller
Paul G. Leonard...........................  43    Senior Vice President and President,
                                                  Corporate Merchandising
Stephen C. Massanelli.....................  42    Senior Vice President, Treasurer
Gary W. Melton............................  53    Senior Vice President, Credit Services
Ervin G. Polze............................  46    Senior Vice President, Support Operations

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

     Ms. Beryl B. Raff was appointed President and Chief Operating Officer on July 15, 1998. From July 1997 to July 1998, she served as Executive Vice President and Chief Operating Officer. From November 1994 to July 1997, she served as President of the Zales Division. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy's East with responsibilities for its jewelry business in a 12 state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy's South/Bullocks. Prior to 1988, Ms. Raff had 17 years of retailing and merchandising experience with the Emporium and Macy's department stores.

     Mr. Alan P. Shor was appointed Executive Vice President and Chief Logistics Officer on November 17, 1997 while retaining his position as General Counsel and Secretary. From May 1997 to November 1997, Mr. Shor served as Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. From June 1995 to May 1997, Mr. Shor served as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

     Ms. Mary L. Forte was appointed Executive Vice President and Chief Administrative Officer on January 13, 1998. From July 1994 to January 1998, Ms. Forte served as President of the Gordon's Division. From January 1994 to July 1994, Ms. Forte served as Senior Vice President of QVC -- Home Shopping Network. From July 1991 through January 1994, Ms. Forte served as Senior Vice President of the Bon Marche, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forte was Vice President of Rich's Department Store, Housewares Division. In addition to the above, Ms. Forte has an additional 13 years of retailing and merchandising experience with Macy's, The May Department Stores Company, Inc. and Federated Department Stores.

     Ms. Sue E. Gove was appointed Executive Vice President and Chief Financial Officer on July 15, 1998. From December 1997 to July 1998, she served as Group Vice President and Chief Financial Officer. From January 1996 to December 1997, she served as Senior Vice President, Corporate Planning and Analysis. From September 1996 through June 1997, Ms. Gove also served as Senior Vice President and Treasurer, overseeing Investor Relations and the Treasury, Tax and Control functions. Ms. Gove joined the Company in 1980 and served in numerous assignments until her appointment to Vice President in 1989.

     Ms. Pamela J. Romano joined the Company as Senior Vice President and President of the Zales Division on September 22, 1997. Ms. Romano spent 15 years with the Macy's organization, most recently as the Vice President and Divisional Merchandising Manager with responsibility for fashion, bridge and fine jewelry for Macy's East, a position she held from September 1994 to August 1997. From 1992 to 1994, Ms. Romano served as an Administrator and Councilor for precious, semi-precious, and pearl jewelry in both the fine and bridge areas of Macy's. From 1984 to 1992, Ms. Romano served as a buyer in precious, semi-precious and pearl areas of Macy's/Federated Department stores.

     Ms. Susan H. Davidson was appointed Senior Vice President and President of the Gordon's Division on January 13, 1998. From April 1997 to January 1998, Ms. Davidson served as the Senior Director of Merchandising for all diamond categories in the Zales Division. Since joining the Company in April 1995, she has served in the positions of gold, men's and diamond accent buyer. Prior to joining the Company, Ms. Davidson served in merchandising management positions for Montgomery Ward in Chicago and Macy's South. From the Fall of 1994 through April 1995, Ms. Davidson served as Senior Buyer for Gold, Colored Stones and Diamond Merchandise at Montgomery Ward. She also served as Buyer of Gold and Silver from 1992 until the Fall of 1994.

     Mr. Ray A. Stuart was appointed Senior Vice President and President of the Bailey, Banks & Biddle Division on January 13, 1998. From April 1997 to January 1998, Mr. Stuart served as Senior Director of the Zales Direct Division, which sells jewelry and related merchandise principally through direct mail catalogs. Prior to joining the Company in 1997, he served as Group Buyer for Men's Fragrances at Macy's West from June 1994 to March 1997. He also served as Group Buyer for Diamonds and Estate Jewelry from May 1991 until May 1994. Previously he served in a merchant capacity at Bullocks and Macy's South, managing fine jewelry, fragrance and cosmetic businesses.

     Mr. Thomas A. Carroll joined the Company on April 1, 1997 as Senior Vice President, Real Estate. From August 1992 to March 1997, Mr. Carroll was Vice President of Real Estate with the Brookstone Company. From 1990 to 1992, he was associated with Norsouth Corporation, a real estate development company, as Executive Vice President. From 1978 to 1990, he held various positions with Federated Department Stores, serving as Vice President, Operations of the Rich's/Goldsmith's Division from August 1986 until February 1990.

     Mr. David L. Holmberg joined the Company on May 2, 1994 as Senior Vice President of Store Operations for the Zales Division. Prior to joining the Company, Mr. Holmberg served as Vice President and head of store operations for Reeds Jewelers from 1989 to 1995. Mr. Holmberg held numerous store operations positions with Kay Jewelers and J.B. Robinson's Jewelers during the preceding 10 years.

     Mr. David W. Howard joined the Company on April 6, 1998, as Senior Vice President, Management Information Systems. Prior to joining the Company in 1998, he served as Senior Vice President, Information Systems at Sportmart from November 1996 to April 1998. From October 1989 through November 1996, Mr. Howard was with Roses Discount Stores. During that time, Mr. Howard held positions as Director, Systems Development, Vice President, Information Services and Senior Vice President, Distribution and Information Services.

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

     Mr. Mark R. Lenz was appointed Senior Vice President, Controller on November 19, 1997. He held various management positions in finance for the Company until his appointment to Vice President, Controller in February 1995. Prior to joining the Company in 1988, Mr. Lenz served in various positions in the audit division of Arthur Andersen LLP, in Dallas, Texas.

     Mr. Paul G. Leonard was appointed Senior Vice President and President of Corporate Merchandising on January 13, 1998. Mr. Leonard served as President of Bailey, Banks & Biddle Division from January 1995 to January 1998. Prior to joining the Company in 1994 as President of Corporate Merchandising, Mr. Leonard held positions as General Manager of Jewelry and then Senior Vice President of Soft Lines for Ames Department Store. Prior to that, Mr. Leonard was a Merchandise Vice President with The May Department Stores Company, Inc. Mr. Leonard has more than 20 years of retailing and merchandising experience with an emphasis on jewelry.

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

     Mr. Gary W. Melton was appointed to Senior Vice President of Credit Services on November 19, 1997. Mr. Melton held numerous assignments in the credit services area since joining the Company in 1982 as Vice President of Operations, JFS. These assignments include Director of National Credit Operations, General Credit Manager, Assistant Director, and most recently, Vice President of Credit Services.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol ZLC. The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

                                                               1998             1997
                                                            ------------    ------------
                                                            HIGH     LOW    HIGH     LOW
                                                            ----     ---    ----     ---
First.....................................................  $28 3/16 $21    $21 7/8  $17 1/4
Second....................................................   26 7/8  21 1/2  21 3/8   15 3/4
Third.....................................................   31 1/8  24 1/8  19 3/8   15 7/8
Fourth....................................................   34 1/8  28 3/8  22 1/8   18 3/8

     As of September 3, 1998, the outstanding shares of Common Stock were held by approximately 1,253 holders of record. The Company has not paid dividends on the Common Stock since the issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company's long-term indebtedness limits the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data for each of the years ended July 31, 1998, 1997, 1996, 1995 and 1994, have been derived from the Company's audited Consolidated Financial Statements.

                                                        YEAR ENDED JULY 31,
                                   --------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales........................  $1,313,710   $1,253,818   $1,137,377   $1,036,149   $  920,307
Cost of sales....................     681,908      643,318      576,764      524,010      460,060
                                   ----------   ----------   ----------   ----------   ----------
Gross margin.....................     631,802      610,500      560,613      512,139      460,247
Selling, general and
  administrative expenses........     475,846      480,522      457,371      434,101      401,744
Depreciation and amortization
  expense (credit)(b)............      22,565       14,022        7,538          381       (4,385)
Unusual items(a).................      (8,947)          --       (4,486)          --           --
                                   ----------   ----------   ----------   ----------   ----------
Operating earnings...............     142,338      115,956      100,190       77,657       62,888
Interest expense, net............      32,039       36,098       30,102       29,837       28,142
                                   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes,
  extraordinary item.............     110,299       79,858       70,088       47,820       34,746
Income taxes.....................      41,362       29,305       25,094       16,350       11,621
                                   ----------   ----------   ----------   ----------   ----------
Earnings before extraordinary
  items..........................  $   68,937   $   50,553   $   44,994   $   31,470   $   23,125
                                   ==========   ==========   ==========   ==========   ==========
Net earnings.....................  $   68,937   $   50,553   $   43,898   $   31,470   $   21,557
                                   ==========   ==========   ==========   ==========   ==========
Earnings per common share:
  Basic:
     Earnings before
       extraordinary item........  $     1.96   $     1.44   $     1.28   $      .90   $      .66
     Net earnings................        1.96         1.44         1.25          .90          .62
  Diluted:
     Earnings before
       extraordinary item........        1.84         1.38         1.23          .88          .66
     Net earnings................        1.84         1.38         1.20          .88          .62
Weighted average number of common
  shares outstanding:
  Basic..........................      35,201       35,054       35,068       34,970       34,991
  Diluted........................      37,368       36,632       36,465       35,849       35,009
BALANCE SHEET DATA:
Working capital..................  $  971,495   $  877,130   $  775,500   $  781,802   $  763,216
Total assets.....................   1,445,929    1,281,206    1,163,811    1,110,708    1,112,647
Total debt.......................     480,275      451,787      404,354      443,624      447,478
Total stockholders' investment...     648,061      541,574      476,258      391,890      342,740

---------------

(a) Unusual items consist of the gain on sale of Diamond Park Fine Jewelers Division of ($1.6 million) and a gain on sale of land of ($7.3 million) for the year ended July 31, 1998, and reorganization recoveries of ($4.5 million) for the year ended July 31, 1996.

(b) The most significant effects of fresh-start reporting on results of operations are the reduction in amortization and depreciation expense from the write-off of substantially all the Company's fixed assets and the amortization of the excess of revalued net assets over stockholders' investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1. Cautionary Notice Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from the Company's audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                YEAR ENDED JULY 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of Sales...............................................   51.9     51.3     50.7
                                                              -----    -----    -----
Gross Margin................................................   48.1     48.7     49.3
Selling, General and Administrative Expenses................   36.2     38.3     40.2
Depreciation and Amortization Expense.......................    1.7      1.2      0.7
Unusual Item -- Gain on Sale of Diamond Park Fine Jewelers
  Division Assets...........................................   (0.1)      --       --
Unusual Item -- Gain on Sale of Land........................   (0.5)      --       --
Unusual Item -- Reorganization Recoveries...................     --       --     (0.4)
                                                              -----    -----    -----
Operating Earnings..........................................   10.8      9.2      8.8
Interest Expense, Net.......................................    2.5      2.9      2.6
                                                              -----    -----    -----
Earnings Before Income Taxes and Extraordinary Items........    8.3      6.3      6.2
Income Taxes................................................    3.1      2.3      2.2
                                                              -----    -----    -----
Earnings Before Extraordinary Items.........................    5.2      4.0      4.0
Extraordinary Items:
  Loss on Early Extinguishment of Debt, Net of Income
     Taxes..................................................     --       --     (0.1)
                                                              -----    -----    -----
Net Earnings................................................    5.2%     4.0%     3.9%
                                                              =====    =====    =====

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

     Net Sales. Net Sales for the year ended July 31, 1998 increased by $60.0 million to $1,314.0 million, a 4.8% increase compared to the previous year. The previous year included a full year of sales of the Company's Diamond Park Fine Jewelers stores, which the Company divested in the first and second quarters of fiscal 1998. Excluding sales from the Diamond Park Fine Jewelers Division, total sales for the year increased 14.2%. The sales increase primarily resulted from a 9.3% increase in sales from stores open for comparable periods and 89 new stores added during the year, which were partially offset by 29 stores closed during the year. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong store level execution.

     Gross Margin. Gross Margin as a percentage of net sales was 48.1% for the year ended July 31, 1998 compared to 48.7% for the year ended July 31, 1997, a decrease of 0.6%. This decrease was primarily due to a shift in the mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. The LIFO (benefit)/provision was ($2.5) million and $3.7 million for the years ended July 31, 1998 and 1997, respectively, increasing gross margin as a percent of sales by 0.5% from the previous year. The benefit in fiscal 1998 is partially a result of a reduction in inventories during the current year.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 36.2% of sales for the year ended July 31, 1998 from 38.3% for the year ended July 31, 1997, or 2.1% as a percentage of net sales. Store expenses as a percentage of sales decreased by 1.9% principally due to productivity improvements and the divestiture of the Diamond Park Operations which had significantly higher payroll and rent costs as a percentage of sales. Corporate expenses decreased by 0.2% of net sales principally as a result of lower costs for payroll. The Selling, General and Administrative Expense reduction demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

     Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items. Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $156.0 million and $130.0 million for the years ended July 31, 1998 and 1997, respectively, an increase of 20.0%.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $8.5 million, primarily as a result of the purchase of new assets, principally for new store openings, renovation and refurbishment. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

     Unusual Items -- Gain on Sale of Diamond Park Fine Jewelers Division and Gain on Sale of Land. The Gain on Sale of Diamond Park Fine Jewelers Division was $1.6 million and the Gain on the Sale of Land was $7.3 million for fiscal 1998. See "Current Year Events -- Sale of Diamond Park Division and Sale of Land."

     Interest Expense, Net. Interest Expense, Net was $32.0 million and $36.1 million for the years ended July 31, 1998 and 1997, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities.

     Income Taxes. The income tax expense for the years ended July 31, 1998 and 1997 was $41.4 million and $29.3 million, respectively, reflecting an effective tax rate of 37.5% and 36.7%, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it has not paid any significant income taxes through fiscal 1998. The Company expects to begin paying more significant income taxes in fiscal 1999. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a remaining NOL (after limitations) of approximately $250.8 million.

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

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $6.5 million, primarily as a result of the purchase of new assets, principally for new store openings, renovation and refurbishment, since the fresh-start reporting write-off of substantially all fixed assets of the Company effective July 31, 1993.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 1998, the Company had cash and cash equivalents of $173.1 million, and $6.2 million of restricted cash primarily relating to the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility") and the capital requirements of the Company's national bank established by the Company in October 1997. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7% and 40.3% of the Company's annual sales were made during the three months ended January 31, 1998 and 1997, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters.

                                                FISCAL 1998                                        FISCAL 1997
                                         FOR THE THREE MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                              ------------------------------------------------   ------------------------------------------------
                              JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                1998       1998         1998          1997         1997       1997         1997          1996
                              --------   ---------   -----------   -----------   --------   ---------   -----------   -----------
                                                                        (IN THOUSANDS)
Net sales...................  $280,867   $258,300     $522,017      $252,526     $273,580   $244,376     $505,083      $230,779
Gross margin................   134,980    124,458      251,441       120,923      132,271    119,182      248,312       110,735
Operating earnings..........    19,471     10,491      102,556         9,820       11,613      7,381       90,756         6,206
Net earnings (loss).........     7,451      1,503       58,937         1,046        1,620     (1,444)      51,515        (1,138)

     Net cash provided by operating activities was $112.8 million in fiscal 1998. The increase in net cash provided by operating activities resulted principally from an increase in net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities. Net cash provided by operating activities was $16.5 million and $18.5 million for fiscal 1997 and fiscal 1996 respectively. In fiscal

1997 and 1996, net earnings, depreciation and amortization charges and the non-cash charge in lieu of tax expense were offset by additional working capital needs for accounts receivable and inventory growth.

     Net cash provided by investing activities was $12.5 million in fiscal 1998 primarily related to proceeds from the sale of Diamond Park Fine Jewelers Division and proceeds from the sale of land offsetting capital expenditures for new store growth and existing store remodeling and refurbishment. Net cash used in investing activities was $49.1 million in fiscal 1997 and $50.8 million in 1996 principally related to capital expenditures for new store growth and existing store remodeling and refurbishment.

     Net cash provided by financing activities was $15.2 million in fiscal 1998, principally from the issuance of the Senior Notes and proceeds from exercise of stock options and warrants, offset by the repayment of the Revolving Credit Agreement and purchase of Treasury stock. Net cash provided by financing activities for fiscal 1997 was $46.8 million, for borrowings under the Company's Revolving Credit Agreement. Net cash used in financing activities for fiscal 1996 was $52.6 million, principally related to payments of long term debt retired during that year.

     The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel and formed to finance customer accounts receivable, has approximately $380.7 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes") issued and outstanding at July 31, 1998 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and are subject to redemption on the scheduled redemption date of July 15, 1999 or may be amortized based on account payments received. The Company expects to redeem the Notes through a refinancing transaction during fiscal 1999. The Notes are classified as non-current at July 31, 1998 as the balance potentially due at July 31, 1999 can be paid with borrowings under the Company's revolving credit facility which are considered non-current.

     In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. The Revolving Credit Agreement replaced a prior secured commitment totaling $150.0 million.

     The revolving credit loans bear interest at floating rates, currently (i) LIBOR plus 1.5% or (ii) the agent bank's adjusted base rate or the Federal Funds Rate plus 0.5%, at the Borrowers' option. The interest rate based on LIBOR and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 0.25% per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. The interest rates and commitment fee will also be reduced if the Company obtains an investment grade rating. The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At July 31, 1998, there were no loans outstanding under the Revolving Credit Agreement. In addition, letters of credit in the amount of approximately $0.7 million were outstanding at July 31, 1998. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     During the year ended July 31, 1998, the Company made approximately $63.5 million in capital expenditures, a significant portion of which was used to open 89 new stores. Under its continued growth strategy, the Company plans to open approximately 156 new stores for which it will incur approximately $44 million in capital expenditures during the combined fiscal years 1999 and 2000. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. Since fiscal 1994, the Company remodeled or refurbished nearly 50% of its store base. During the combined fiscal years 1999 and 2000, the Company anticipates spending approximately $44 million to remodel, refurbish and relocate approximately 240 additional stores. The Company also estimates it will make capital expenditures of approximately $18.0 million during the combined fiscal years 1999 and 2000 for enhancements to its management information systems. In total, the Company anticipates spending approximately $136.8 million on capital expenditures during the combined fiscal years 1999 and 2000. The Revolving

Credit Agreement limits the Company's capital expenditures to $80.0 million and $75 million for fiscal years 1999 and 2000 respectively.

     In order to support the Company's longer term capital financing requirements, the Company issued $100 million of Senior Notes ("the Senior Notes") on September 23, 1997. These notes bear interest at 8 1/2% and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

     The Company established a national credit card bank in October 1997 for the granting of credit under its private label credit cards. The creation of a national credit card bank allows the Company greater flexibility in establishing rates charged to customers and has simplified its regulatory environment.

     There has been a decrease of approximately $33.2 million in owned merchandise inventories at July 31, 1998 compared to the balance at July 31, 1997. This decrease resulted principally from the divestiture of the Diamond Park operations earlier this fiscal year. Excluding Diamond Park operations, owned inventories increased by 4.7 percent.

     On October 6, 1997, the Company consummated the sale of the majority of the assets of its Diamond Park Fine Jewelers Division ("the Diamond Park Division Sale") for $58 million. The Company continued to operate 47 leased fine jewelry departments in the Dillard's stores through January 1998, the end of the current license period, following which time the remaining inventory of such operations was sold to the purchaser for approximately $4.8 million. The net proceeds from the Diamond Park Division Sale will be invested into the Company's operations or will be used for general corporate purposes, including repurchases of the Company's common stock.

     In fiscal 1998, the Company closed the sales of the excess land surrounding the corporate headquarters facility for $12.9 million. The net proceeds from the sales will be used for general corporate purposes, including the Company's stock repurchase program.

     On February 19, 1998, the Company announced a stock repurchase program pursuant to which the Company was authorized to purchase through the current calendar year, up to an aggregate of $40.0 million of the Company's common stock on the open market. The repurchase plan was authorized in part to provide shares to offset the potential dilutive impact of the issuance of approximately 1.9 million shares of common stock upon exercise of the Series A Warrants, which expired on July 30, 1998. As of July 31, 1998, the Company had repurchased approximately 1.4 million shares at an aggregate cost of $40.0 million.

     During fiscal 1998, 1.9 million of 2.0 million authorized Series A warrants were exercised. Each Series A Warrant entitled the holder to purchase one share of Zale common stock at a price of $10.368 per share. All unexercised warrants as of July 30, 1998 were cancelled, consistent with the terms of the warrant agreement.

     On August 25, 1998, the Board of Directors authorized a new stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 1999 up to an aggregate of $50.0 million of the Company's common stock on the open market.

     The Company has an operations services agreement for credit operations with a third-party servicer. The agreement, dated May 5, 1998, requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. Additional annual payments will be paid based on credit volume for normal credit processing activities.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1998 was approximately $38.0 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it has not paid any significant income taxes through fiscal 1998. The Company expects to begin paying more significant income taxes in fiscal year 1999. As of July 31, 1998, the Company had a NOL (after limitations) of approximately $250.8 million, which represents up to $98.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, net proceeds from the Senior Notes Offering and net proceeds from the Diamond Park Division Sale and Sale of Land should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

YEAR 2000

     The Company's management has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of Zale's computer applications and systems require modification over the next year in order to render these systems Year 2000 compliant. The Company recognizes that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to distribute its merchandise to its stores and to process its daily business for some period of time. However, Company management presently believes that scenario is unlikely based on the progress made in its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

     Zale is using a combination of internal and external resources to assess and make the needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/server applications. A formal project began in 1997 to inventory all the specialized software programs and hardware used in the Company's business. The inventory is substantially complete and renovation is currently underway. Non-compliant programs and systems are being replaced, modified or outsourced throughout 1998 and early 1999. Testing has begun and will be substantially complete by July 31, 1999. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

     With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company is currently evaluating the compliance of such systems. Systems that are not compliant, if any, will be remediated, upgraded or replaced by July 31, 1999.

     Beginning in June 1998, the Company sent approximately 3,000 inquiries to its vendors requesting compliance certification. The Company is presently collecting responses to those inquiries, focusing first on the most critical vendors. The Company outsources or will outsource its MIS processing and credit processing and inquiry. These outsourcers have contractually committed to Year 2000 compliance and are diligently pursuing that commitment. The Company's primary delivery service provider stated that its goal is to be Year 2000 compliant by May 31, 1999. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000.

     Direct expenditures were approximately $1.7 million and internal costs were approximately $0.5 million, for a total cost of $2.2 million in expenditures associated with the Year 2000 in fiscal year 1998. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, are expected in fiscal year 1999. The Company will fund these expenditures through its normal IT operations budget. As required by generally accepted accounting principles, these costs are expensed as incurred.

     The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The contingency plans cover all material levels of activity within each business location, including the stores, the General Office, the credit centers and third party service providers. The Company plans to continually refine these plans and make them more comprehensive as more information becomes available from testing and from third party suppliers. In addition, the Company's two processing outsourcers also have contingency plans for the Company's processing should their primary systems fail.

     Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have also been certified Year 2000 compliant by the vendors and have been or will be installed by July 31, 1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing was not accelerated as a result of the Year 2000 issue.

     Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, it is management's belief that the Company is taking adequate action to address Year 2000 issues. Management does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

INFLATION

     In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect the Company in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profits and losses, and assets for certain business segments. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits an amendment of FASB Statements Nos. 87, 88 and 106," which revises employers' disclosures about pensions and other post-retirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has not yet determined the impact of these statements on its financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements. The majority of the Company's borrowings are under fixed rate arrangements. See "Long-Term Debt" Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

     The investments of the Company's insurance subsidiaries, primarily stocks and bonds in the amount of $26.6 million, approximate market value at July 31, 1998.

     Based on the Company's market risk sensitive instruments (including variable rate debt) outstanding at July 31, 1998, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-30 at the end of this Annual Report on Form 10-K:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS

     The list of financial statements required by this item is set forth in
     Item 8.

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Public Accountants....................     27
Schedule II -- Valuation and Qualifying Accounts............     28

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

           2.2           -- Motion to Approve Amendments to the Plan of
                            Reorganization under Chapter 11 of the Bankruptcy Code of
                            Zale Corporation and its Affiliated Debtors, dated May
                            19, 1993 (Exhibit 2.6).(2)
           2.3           -- Order Approving Amendments to the Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code of Zale
                            Corporation and its Affiliated Debtors, dated May 20,
                            1993 (Exhibit 2.7).(2)
           3.1           -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(3)
           3.2           -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(7)
           4.1           -- Indenture, dated as of July 1, 1994, among Zale Funding
                            Trust, as Issuer and Bankers Trust Company, as Indenture
                            Trustee.(5)
           4.2           -- Purchase and Servicing Agreement, dated as of July 1,
                            1994, among Zale Funding Trust, Diamond Funding Corp.,
                            Zale Delaware, Inc., and Jewelers Financial Services,
                            Inc.(5)
           4.3           -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale Corporation and Zale Delaware, Inc. and The First
                            National Bank of Boston, as agent for the lenders
                            identified therein. The Schedules attached to the
                            Agreement, as identified in the list of Schedules filed
                            as a part of this exhibit, are omitted from this filing,
                            but will be provided supplementally to the Commission
                            upon request.(7)
           4.4           -- Indenture dated September 30, 1997, by and among Zale
                            Corporation, Zale Delaware, Inc. and Bank One, N.A. as
                            Trustee (10)
         *10.1           -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(5)
          10.2           -- Amended and Restated Agreement of Limited Partnership of
                            Jewel Recovery, L.P., dated as of July 30, 1993.(3)
         *10.3           -- Zale Corporation Stock Option Plan.(3)
          10.4           -- Trust Agreement, dated as of November 24, 1993, among
                            Zale Corporation, Zale Delaware, Inc. and United States
                            Trust Company of New York.(4)
         *10.6           -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(4)
         *10.6a          -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(6)
         *10.7           -- Settlement Agreement, dated as of November 30, 1997,
                            between Zale Corporation and Louis J. Grabowsky.(11)
          10.8           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(6)
          10.8a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(6)
          10.9           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(7)
         *10.10          -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(8)
          10.10a         -- Modified list of parties to Change of Control
                            Agreement.(11)
          10.11          -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(9)

         *10.12          -- Employment Agreement, dated as of August 1, 1997, between
                            Zale Corporation and Robert J. DiNicola.(11)
         *10.13          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Beryl B. Raff.(11)
         *10.14          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Alan P. Shor.(11)
         *10.15          -- Employment Agreement, dated as of January 15, 1998
                            between Zale Corporation and Mary L. Forte.(11)
         *10.16          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Sue E. Gove.(11)
         *10.17          -- Form of Zale Executive Bonus Plan.(11)
          21             -- Subsidiaries of the registrant.(11)
          23             -- Consent of Independent Public Accountants.(11)
          27             -- Financial data schedule.(11)

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

  (4) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

  (5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

  (6) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

  (7) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

  (8) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

  (9) Previously filed as an exhibit to the registrants' Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

 (10) Incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

 (11) Filed herewith.

* Management Contracts and Compensatory Plans.

4. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 1998.

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

Robert J. DiNicola                          Sue E. Gove
Chairman of the Board and                   Executive Vice President and
Chief Executive Officer                     Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited the accompanying consolidated balance sheets of Zale Corporation (a Delaware corporation) and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' investment for each of the three years in the period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas
August 31, 1998

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                          JULY 31,      JULY 31,      JULY 31,
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Net Sales..............................................  $1,313,710    $1,253,818    $1,137,377
Cost of Sales..........................................     681,908       643,318       576,764
                                                         ----------    ----------    ----------
Gross Margin...........................................     631,802       610,500       560,613
Selling, General and Administrative Expenses...........     475,846       480,522       457,371
Depreciation and Amortization Expense..................      22,565        14,022         7,538
Unusual Item -- Gain on Sale of Diamond Park Fine
  Jewelers Division....................................      (1,634)           --            --
Unusual Item -- Gain on Sale of Land...................      (7,313)           --            --
Unusual Item -- Reorganization Recoveries..............          --            --        (4,486)
                                                         ----------    ----------    ----------
Operating Earnings.....................................     142,338       115,956       100,190
Interest Expense, Net..................................      32,039        36,098        30,102
                                                         ----------    ----------    ----------
Earnings Before Income Taxes and Extraordinary Item....     110,299        79,858        70,088
Income Taxes...........................................      41,362        29,305        25,094
                                                         ----------    ----------    ----------
Earnings Before Extraordinary Item.....................      68,937        50,553        44,994
Extraordinary Item:
  Loss on Early Extinguishment of Debt, Net of Income
     Tax Benefit of $(603).............................          --            --        (1,096)
                                                         ----------    ----------    ----------
Net Earnings...........................................  $   68,937    $   50,553    $   43,898
                                                         ==========    ==========    ==========
Earnings Per Common Share:
  Basic:
     Earnings Before Extraordinary Item................  $     1.96    $     1.44    $     1.28
     Extraordinary Items...............................          --            --          (.03)
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     1.96    $     1.44    $     1.25
                                                         ==========    ==========    ==========
  Diluted:
     Earnings Before Extraordinary Item................  $     1.84    $     1.38    $     1.23
     Extraordinary Items...............................          --            --          (.03)
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     1.84    $     1.38    $     1.20
                                                         ==========    ==========    ==========
Weighted Average Number of Common Shares and Common
  Share Equivalents Outstanding:
  Basic................................................      35,201        35,054        35,068
  Diluted..............................................      37,368        36,632        36,465

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                               JULY 31,     JULY 31,
                                                                 1998         1997
                                                              ----------   ----------
Current Assets:
  Cash and Cash Equivalents.................................  $  173,069   $   32,623
  Restricted Cash...........................................       6,192        9,013
  Customer Receivables, Net.................................     495,468      454,270
  Merchandise Inventories...................................     478,467      511,702
  Other Current Assets......................................      26,720       39,271
                                                              ----------   ----------
Total Current Assets........................................   1,179,916    1,046,879
Property and Equipment, Net.................................     162,884      138,011
Other Assets................................................      44,326       43,616
Deferred Tax Asset, Net.....................................      58,803       52,700
                                                              ----------   ----------
Total Assets................................................  $1,445,929   $1,281,206
                                                              ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt.........................  $       --   $      328
  Accounts Payable and Accrued Liabilities..................     187,621      145,721
  Deferred Tax Liability, Net...............................      20,800       23,700
                                                              ----------   ----------
Total Current Liabilities...................................     208,421      169,749
Non-current Liabilities.....................................      50,190       53,544
Long-term Debt..............................................     480,275      451,459
Excess of Revalued Net Assets Over Stockholders' Investment,
  Net.......................................................      58,982       64,880
Commitments and Contingencies
Stockholders' Investment:
  Preferred Stock...........................................          --           --
  Common Stock..............................................         380          350
  Additional Paid-In Capital................................     477,657      401,121
  Unrealized Gains on Securities............................       2,851        2,182
  Accumulated Earnings......................................     211,341      142,404
                                                              ----------   ----------
                                                                 692,229      546,057
  Treasury Stock............................................     (44,168)      (4,483)
                                                              ----------   ----------
Total Stockholders' Investment..............................     648,061      541,574
                                                              ----------   ----------
Total Liabilities and Stockholders' Investment..............  $1,445,929   $1,281,206
                                                              ==========   ==========

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              YEAR ENDED   YEAR ENDED    YEAR ENDED
                                                               JULY 31,     JULY 31,      JULY 31,
                                                                 1998         1997          1996
                                                              ----------   -----------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $  68,937    $    50,553   $  43,898
Non-cash items:
  Depreciation and amortization expense.....................     23,689         16,290       8,904
  Non-cash charge in lieu of tax expense....................     37,569         28,280      23,208
Other adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
Unusual Item -- Gain on Sale of Diamond Park Fine Jewelers
  Division..................................................     (1,634)            --          --
Unusual Item -- Gain on Sale of Land........................     (7,313)            --          --
Extraordinary loss on early extinguishment of debt..........         --             --       1,699
Changes in:
  Restricted Cash...........................................      2,821         22,497      19,912
  Customer receivables, net.................................    (41,198)       (34,393)    (22,323)
  Merchandise inventories...................................    (19,277)       (53,840)    (74,739)
  Other current assets......................................     12,551        (13,736)     (1,253)
  Other assets..............................................        122          1,467        (768)
  Accounts payable and accrued liabilities..................     42,119            (73)     18,014
  Non-current liabilities...................................     (5,613)          (580)      1,957
                                                              ---------    -----------   ---------
Net Cash Provided by Operating Activities...................    112,773         16,465      18,509
                                                              ---------    -----------   ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment.........................    (63,497)       (54,025)    (48,790)
Dispositions of property and equipment......................        649          4,887         829
Acquisition, net of cash acquired...........................         --             --      (2,547)
Proceeds from Sale of Diamond Park Fine Jewelers Division...     62,443             --          --
Proceeds from Sale of Land..................................     12,911             --          --
Other.......................................................         --             --        (340)
                                                              ---------    -----------   ---------
Net Cash Provided by (Used in) Investing Activities.........     12,506        (49,138)    (50,848)
                                                              ---------    -----------   ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from long-term debt..................       (410)           291     (66,608)
Payments on revolving credit agreement......................   (192,900)    (1,027,700)   (765,150)
Borrowings under revolving credit agreement.................    122,200      1,074,800     788,750
Net proceeds from issuance on Senior Notes..................     99,530             --          --
Payment for redemption of Series B Warrants.................         --             --      (9,264)
Payment of prepayment penalty and other related costs on
  early extinguishment of debt..............................         --             --      (1,699)
Debt issue and capitalized financing costs..................     (2,621)          (945)       (629)
Proceeds from exercise of stock options.....................      9,198          1,073       1,714
Proceeds from exercise of warrants..........................     20,170             --         278
Purchase of common stock....................................    (40,000)          (759)         --
                                                              ---------    -----------   ---------
Net Cash Provided by (Used in) Financing Activities.........     15,167         46,760     (52,608)
                                                              ---------    -----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents........    140,446         14,087     (84,947)
Cash and Cash Equivalents at Beginning of Period............     32,623         18,536     103,483
                                                              ---------    -----------   ---------
Cash and Cash Equivalents at End of Period..................  $ 173,069    $    32,623   $  18,536
                                                              =========    ===========   =========
Supplemental cash flow information:
  Interest paid.............................................  $  35,853    $    34,914   $  35,020
  Interest received.........................................  $   7,776    $       936   $   3,233
  Income taxes paid (net of refunds received)...............  $   1,741    $     3,431   $   1,653

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (AMOUNTS IN THOUSANDS)

                                  NUMBER OF              ADDITIONAL   UNREALIZED
                                COMMON SHARES   COMMON    PAID-IN      GAINS ON    ACCUMULATED   TREASURY
                                 OUTSTANDING    STOCK     CAPITAL     SECURITIES    EARNINGS      STOCK      TOTAL
                                -------------   ------   ----------   ----------   -----------   --------   --------
Balance, July 31, 1995........     34,983        $350     $337,534      $  979      $ 53,027     $      0   $391,890
Net Earnings..................         --          --           --          --        43,898           --     43,898
Purchase of B Warrants........         --          --       (4,190)         --        (5,074)          --     (9,264)
Reduction of Tax Valuation
  Allowance...................         --          --       23,208          --            --           --     23,208
Change in Estimate of
  Realization of Deferred
  Income Tax Asset............         --          --       24,500          --            --           --     24,500
Exercise of Stock Options.....        189           2        1,712          --            --           --      1,714
Exercise of Warrants..........         27          --          278          --            --           --        278
Unrealized Gain on
  Securities..................         --          --           --          34            --           --         34
                                   ------        ----     --------      ------      --------     --------   --------
Balance, July 31, 1996........     35,199         352      383,042       1,013        91,851            0    476,258
Net Earnings..................         --          --           --          --        50,553           --     50,553
Reduction of Tax Valuation
  Allowance...................         --          --       13,280          --            --           --     13,280
Exercise of Stock Options.....        113           1        1,072          --            --           --      1,073
Unrealized Gain on
  Securities..................         --          --           --       1,169            --           --      1,169
Recoveries and Purchase of
  Common Stock................       (290)         (3)       3,727          --            --       (4,483)      (759)
                                   ------        ----     --------      ------      --------     --------   --------
Balance, July 31, 1997........     35,022         350      401,121       2,182       142,404       (4,483)   541,574
Net Earnings..................         --          --           --          --        68,937           --     68,937
Reduction of Tax Valuation
  Allowance...................         --          --       46,572          --            --           --     46,572
Exercise of Stock Options.....        768          11        9,187          --            --           --      9,198
Exercise of Warrants..........      1,945          19       20,151          --            --           --     20,170
Unrealized Gain on
  Securities..................         --          --           --         669            --           --        669
Purchase of Common Stock......     (1,365)         --           --          --            --      (40,000)   (40,000)
Recoveries of Common Stock....         (5)         --          166          --            --         (166)        --
Contribution to 401(k) plan...         35          --          460          --            --          481        941
                                   ------        ----     --------      ------      --------     --------   --------
Balance, July 31, 1998........     36,400        $380     $477,657      $2,851      $211,341     $(44,168)  $648,061
                                   ======        ====     ========      ======      ========     ========   ========

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

     CASH AND CASH EQUIVALENTS includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments. At July 31, 1998, $6.2 million was restricted primarily by $2.3 million relating to the collateral requirements under the Receivables Securitization Facility, and $2.2 million relating to the capital requirements of Jewelers National Bank ("JNB"), the Company's national credit card bank.

     CUSTOMER RECEIVABLES are classified as current assets, including amounts which are due after one year, in accordance with industry practices. The allowance for doubtful accounts was $67.3 million and $57.8 million at July 31, 1998 and 1997, respectively. Finance charge income and net earnings from credit insurance subsidiaries of $113.3 million, $101.0 million and $90.8 million for the years ended July 31, 1998, 1997 and 1996, respectively, has been reflected as a reduction of Selling, General and Administrative Expenses. Finance charge and insurance charge income are recorded pursuant to the calculation set forth in the Company's credit card agreement.

     MERCHANDISE INVENTORIES are stated at the lower of cost or market, which is determined primarily in accordance with the retail inventory method. Substantially all inventories represent finished goods which are valued using the last-in, first-out ("LIFO") method.

     LONG LIVED ASSETS In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets and goodwill. Under the guidance of SFAS, No. 121, intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction were to occur.

     DEPRECIATION AND AMORTIZATION are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life. Estimated useful lives of the assets range from three to fifteen years. Original cost and related accumulated depreciation or amortization are removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives.

     EXCESS OF REVALUED NET ASSETS OVER STOCKHOLDERS' INVESTMENT is being amortized over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 1998, 1997 and 1996. Accumulated amortization was $29.5 million and $23.6 million at July 31, 1998 and 1997, respectively.

                       ZALE CORPORATION AND SUBSIDIARIES

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

     ADVERTISING EXPENSES are charged against operations when incurred. Cooperative advertising funds are received from certain merchandise vendors. Amounts charged against operations were $45.8 million, $46.1 million and $37.6 million for the years ended July 31, 1998, 1997 and 1996, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 1998 and 1997 are $4.4 million and $3.4 million, respectively.

     RECLASSIFICATIONS. The classifications in use at July 31, 1998 have been applied to the financial statements for July 31, 1997 and 1996.

MERCHANDISE INVENTORIES

     The Company uses the LIFO method of accounting for inventory, which results in a matching of current costs with current revenues. The LIFO (benefit)/provision was ($2.5) million, $3.7 million and $2.4 million for the years ended July 31, 1998, July 31, 1997 and July 31, 1996, respectively. The estimated cost of replacing the Company's inventories exceeds its net LIFO cost by approximately $13.4 million and $16.0 million at July 31, 1998 and 1997, respectively. Inventories on a first-in, first-out ("FIFO") basis were $491.9 million and $527.7 million at July 31, 1998 and 1997, respectively. The Company also maintained consigned inventory at its retail locations of approximately $146.8 million and $135.0 million at July 31, 1998 and 1997, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales.

PROPERTY AND EQUIPMENT

     The Company's property and equipment consists of the following:

                                                      JULY 31, 1998   JULY 31, 1997
                                                      -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Buildings and Leasehold Improvements................    $ 80,149        $ 59,932
Furniture and Fixtures..............................     129,145         101,767
Construction in Progress............................      19,054           9,409
Property Held for Sale..............................          --           6,345
                                                        --------        --------
                                                         228,348         177,453
Less: Accumulated Amortization and Depreciation.....     (65,464)        (39,442)
                                                        --------        --------
Total Net Property and Equipment....................    $162,884        $138,011
                                                        ========        ========

     Property Held for Sale represents land and buildings which were being held for future sale and not used in the Company's operations. These properties were disposed of during fiscal year 1998.

                       ZALE CORPORATION AND SUBSIDIARIES

ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND NON-CURRENT LIABILITIES

     The Company's accounts payable and accrued liabilities consist of the following:

                                                      JULY 31, 1998   JULY 31, 1997
                                                      -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Accounts Payable....................................    $ 77,711        $ 59,321
Accrued Payroll.....................................      22,542          18,280
Accrued Taxes.......................................      18,601          13,248
Extended Warranty...................................      15,706          12,420
Accrued Percentage Rent.............................      11,093           7,805
Other Accruals......................................      41,968          34,647
                                                        --------        --------
Total Accounts Payable and Accrued Liabilities......    $187,621        $145,721
                                                        ========        ========

     The Company's non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," loss reserves for insurance subsidiaries and reserves for tax contingencies.

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

     The accumulated postretirement benefits obligation ("APBO"), which represents the actuarial present value of benefits attributed to employee service rendered as of July 31, 1998 and 1997, for the unfunded plan, include the following components:

                                                           JULY 31,     JULY 31,
                                                             1998         1997
                                                           ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)
Active Employees Under Retirement Age....................   $ 2,875      $ 3,453
Active Employees Eligible to Retire......................     2,080        1,884
Current Retirees.........................................    10,356        7,315
                                                            -------      -------
Accumulated Benefit Obligation...........................    15,311       12,652
Unrecognized Prior Service Cost..........................        16           38
Unrecognized Net Gain....................................     5,538        8,230
                                                            -------      -------
Total Accrued Postretirement Benefit Liability...........   $20,865      $20,920
                                                            =======      =======

     The unrecognized gain of $5.5 million at July 31, 1998, results primarily from changes in plan experience and actuarial assumptions, including a reduction in average claim cost and a reduction in the number of eligible participants. The gain will be amortized in accordance with SFAS No. 106.

                       ZALE CORPORATION AND SUBSIDIARIES

     The annual expense relating to postretirement benefits, which are reflected in Selling, General and Administrative Expenses, are as follows:

                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                      JULY 31,     JULY 31,     JULY 31,
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Service Cost.......................................    $ 440        $  613       $1,130
Interest Cost......................................      936         1,112        1,557
Amortization.......................................     (743)         (582)          58
                                                       -----        ------       ------
Total Postretirement Benefit Cost..................    $ 633        $1,143       $2,745
                                                       =====        ======       ======

     The weighted-average discount rate used in determining the APBO at July 31, 1998 and 1997 was 7.0 percent and 7.5 percent, respectively. At July 31, 1998 and 1997, the initial medical trend rates were 11.0 percent and 12.0 percent, respectively, and are assumed to gradually decrease to 6.0 percent in the year 2005. The effect of a one percent increase in the health care cost trend rate on the APBO and the net periodic expense would be an increase of approximately $1.5 million and $0.2 million, respectively.

LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         JULY 31,     JULY 31,
                                                           1998         1997
                                                         ---------    ---------
                                                         (AMOUNTS IN THOUSANDS)
Senior Notes...........................................  $ 99,556     $     --
Revolving Credit Agreement.............................        --       70,700
Receivables Securitization Facility....................   380,719      380,677
Other (primarily mortgages)............................        --          410
                                                         --------     --------
                                                          480,275      451,787
Less Current Portion...................................        --         (328)
                                                         --------     --------
Total Long-Term Debt...................................  $480,275     $451,459
                                                         ========     ========

     Fiscal year scheduled maturities of long-term debt at July 31, 1998 were as follows: 1999 -- $0 million; 2000 -- $380.7 million; 2001 -- $0 million;
2002 -- $0 million; 2003 -- $0 million; thereafter -- $99.6 million; for a total of $480.3 million.

     SENIOR NOTES. On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes ("the Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25% of the principal amount.

     The indenture relating to the Senior Notes contains certain restrictive covenants including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitation on transactions with affiliates, limitations on liens and limitations on disposition proceeds of asset sales, among others. Pursuant to a registration rights agreement relating to the Senior Notes, the Company has exchanged for the Senior Notes new notes of the

                       ZALE CORPORATION AND SUBSIDIARIES

Company registered with the Securities and Exchange Commission and with terms identical in all material respects to the Senior Notes. The Senior Notes are included in Long-term Debt on the accompanying balance sheet.

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

     The revolving credit loans bear interest at floating rates, currently LIBOR plus 1.5 percent or the agent bank's adjusted base rate percent or the Federal Funds Rate plus 0.5 percent, at the Borrowers' option. The interest rate based on LIBOR can be reduced based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of .25 percent per annum (subject to reduction based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. At the Borrowers' election, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. At July 31, 1998, there were no loans outstanding under the Revolving Credit Agreement. In addition, letters of credit in the amount of approximately $0.7 million were outstanding at July 31, 1998.

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
                  --------
                  $380,760
                  ========

     The effective interest rate, based on a current LIBOR rate of 5.594 percent, including amortization of debt issuance costs, approximated 7.57 percent at July 31, 1998.

     Jewelers Financial Services, Inc. (the "Servicer"), a subsidiary of ZDel, is the servicing entity for the collection of the customer accounts receivable and its servicing obligations are guaranteed by ZDel.

                       ZALE CORPORATION AND SUBSIDIARIES

     The ZFT Receivables Notes will be subject to redemption at the option of ZFT in whole but not in part, on the scheduled redemption date of July 15, 1999, at a redemption price equal to the outstanding principal amount of the ZFT Receivables Notes together with accrued and unpaid interest thereon at the applicable interest rates. If ZFT has not given notice by June 15, 1999 that it will redeem the ZFT Receivables Notes in full on the scheduled payment date occurring in July 1999, the Servicer will promptly solicit bids for the purchase of all or a portion of the receivables. If the Servicer is unable to sell the receivables for a price such that the proceeds of such sale, together with other available funds, is sufficient to pay in full the outstanding principal amount of the ZFT Receivables Notes and interest thereon to the Scheduled Redemption Date, the ZFT Receivables Notes will remain outstanding and will begin amortizing based on collections of customer accounts receivable beginning in August 1999. The Company intends to refinance the facility during the fiscal year 1999. The Notes are classified as non-current at July 31, 1998, as the balance potentially due at July 31, 1999 can be paid with borrowings under the Revolving Credit Agreement which are considered non-current.

     The ZFT Securitization imposes certain reporting obligations on the Company and limits ZFT's ability, among other things, to grant liens, incur certain indebtedness, or enter into other lines of business. Additionally, under certain conditions as defined, including among other things, failure to pay principal or interest when due, failure to cure a borrowing base deficiency and breach of any covenant that is not cured, the ZFT Securitization is subject to an early amortization whereby the ZFT Receivables Notes may be declared due and payable immediately. The restricted cash balance shown on the Consolidated Balance Sheets as of July 31, 1998 and 1997 includes the restricted cash of ZFT of $2.3 million and $5.4 million as of July 31, 1998 and July 31, 1997 respectively which is based on the relationship between the ZFT Receivables Notes outstanding and gross accounts receivable as of July 31, 1998 and 1997.

LEASE COMMITMENTS

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company amended and extended its corporate headquarters lease for five years effective at the expiration of the current lease, which will continue to be treated as an operating lease starting in September 1997. Lease incentives of approximately $4.3 million for reimbursement of certain leasehold improvement expenditures will be amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                      JULY 31,     JULY 31,     JULY 31,
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Retail Space:
  Minimum Rentals..................................   $79,181      $ 70,344     $61,724
  Rentals Based on Sales...........................    13,046        27,762      27,752
                                                      -------      --------     -------
                                                       92,227        98,106      89,476
Equipment and Corporate Headquarters...............     2,643         3,240       3,368
                                                      -------      --------     -------
Total Rent Expense.................................   $94,870      $101,346     $92,844
                                                      =======      ========     =======

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

                       ZALE CORPORATION AND SUBSIDIARIES

     Future minimum rent commitments as of July 31, 1998, for all noncancellable leases of ongoing operations were as follows: 1999 -- $80.9 million;
2000 -- $77.1 million; 2001 -- $72.1 million; 2002 -- $66.5 million;
2003 -- $63.5 million; thereafter -- $212.7 million; for a total of $572.8 million.

INTEREST

     Interest expense for the years ended July 31, 1998, 1997 and 1996 was approximately $37.2 million, $36.9 million and $33.2 million, respectively.

     Interest income for the years ended July 31, 1998, 1997 and 1996 was $5.2 million, $0.8 million and $3.1 million, respectively.

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

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                    JULY 31,      JULY 31,      JULY 31,
                                                      1998          1997          1996
                                                   ----------    ----------    ----------
                                                           (AMOUNTS IN THOUSANDS)
Federal Income Tax Expense at Statutory Rate.....   $38,605       $27,950       $24,531
Amortization of Excess of Revalued Net Assets
  Over Stockholders' Investment..................    (2,064)       (2,064)       (2,064)
State Income Taxes, Net of Federal Income Tax
  Benefit........................................     4,635         3,243         2,520
Other............................................       186           176           107
                                                    -------       -------       -------
Total Income Tax Expense.........................    41,362        29,305        25,094
Tax Benefit on Extraordinary Item................        --            --          (603)
                                                    -------       -------       -------
Total Income Tax Expense.........................   $41,362       $29,305       $24,491
                                                    =======       =======       =======
Effective Income Tax Rate........................      37.5%         36.7%         35.8%
                                                    =======       =======       =======

     Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting as of the close of business on July 31, 1993. In connection with the adoption of fresh-start reporting, the net book values of substantially all non-current assets existing at July 30, 1993 (the "Effective Date") were eliminated. As a consequence, SFAS No. 109, in conjunction with SOP 90-7, requires that any tax benefits realized for book purposes after the Effective Date, from the reduction of the valuation allowance existing as of the Effective Date be reported as an increase to additional paid-in capital rather than as a reduction in the tax provision in the Consolidated Statements of Operations. However, the Company will realize the cash benefit from utilization of its tax net operating loss ("NOL") against current and future tax liabilities. The cash benefit realized was approximately $38 million, $28 million and $23 million for the years ended July 31, 1998, 1997 and 1996, respectively.

     As of July 31, 1998, the Company has a NOL carryforward (after limitations) of approximately $250.8 million. A majority of the tax basis NOL carryforward, which will be available to offset future taxable

                       ZALE CORPORATION AND SUBSIDIARIES
income of the Company, was determined based upon the initial equity valuation of the Company as determined upon the Effective Date. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code
Section 382 annual limitation. The NOL carryforward will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 1998 and 1997 are presented below.

                                                              JULY 31,     JULY 31,
                                                                1998         1997
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Current Deferred Taxes:
  Assets --
     Customer receivables...................................  $  8,152     $ 22,549
     Accrued liabilities....................................    20,690       17,374
     State and local taxes..................................     1,950        1,950
     Net operating loss carryforward........................    38,000       29,000
     Other..................................................       120          120
                                                              --------     --------
     Total Assets...........................................    68,912       70,993
     Less -- Valuation Allowance............................   (22,073)     (32,353)
                                                              --------     --------
                                                                46,839       38,640
  Liabilities --
     Merchandise inventories, principally due to LIFO
       reserve..............................................   (67,224)     (62,133)
     Other..................................................      (415)        (207)
                                                              --------     --------
Deferred Current Tax Liability, Net.........................  $(20,800)    $(23,700)
                                                              ========     ========
Non-Current Deferred Taxes:
  Assets --
     Property and equipment,................................  $ 13,976     $ 16,031
     Net operating loss carryforward........................    59,813       70,143
     Postretirement benefits................................     9,815        9,960
     Other..................................................     2,726        2,168
                                                              --------     --------
     Total Assets...........................................    86,330       98,302
     Less -- Valuation Allowance............................   (27,357)     (44,798)
                                                              --------     --------
                                                                58,973       53,504
  Liabilities --
     Other..................................................      (170)        (804)
                                                              --------     --------
Deferred Non-Current Tax Asset, Net.........................  $ 58,803     $ 52,700
                                                              ========     ========

     Pursuant to the requirements of SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The valuation reserve was approximately $49.4 million and $77.2 million as of July 31, 1998 and 1997, respectively. The Company believes that, as of July 31, 1998, a sufficient history of earnings has been established to make realization of a $38.0 million deferred income tax asset more likely than not. The change in valuation allowance from July 31, 1997 to July 31, 1998 was $27.8 million.

                       ZALE CORPORATION AND SUBSIDIARIES

CAPITAL STOCK

     COMMON STOCK. At July 31, 1998 and 1997, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized, 38,061,538 shares and 35,348,150 shares, respectively, were issued, of which 36,400,047 shares and 35,021,900 shares, respectively, were outstanding. The Company held 1,661,491 and 326,250 treasury shares at July 31, 1998 and 1997, respectively.

     PREFERRED STOCK. At July 31, 1998 and 1997, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None are issued or outstanding.

     WARRANTS. Zale emerged from bankruptcy through a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on July 30, 1993. Pursuant to the Plan, Zale had authorized 2,000,000 Series A Warrants to purchase common stock. During 1998, 1,945,420 Series A Warrants were exercised. The remaining 27,330 Series A Warrants expired July 30, 1998. Accordingly, at July 31, 1998 there were no warrants outstanding and at July 31, 1997 there were 1,972,750 Series A Warrants outstanding. Each Series A Warrant entitled the holder to purchase one share of Zale common stock for $10.368 per share (subject to certain anti-dilution adjustments).

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

     TREASURY STOCK. During 1998, the Company received 5,317 shares of common stock valued on the date of receipt at $31.25 per share which was approved for distribution to pre-confirmation creditors of the Company but not claimed by such pre-confirmation creditors. This resulted in a $0.2 million increase to additional paid-in capital offset by an equal increase in treasury stock. In November 1996, the Company received approximately 191,000 shares of common stock valued on the date of receipt at $19.50 per share which were approved for distribution to pre-confirmation creditors of the Company but not claimed by such pre-confirmation creditors. This resulted in a $3.7 million increase to additional paid-in capital offset by an equal increase in treasury stock. The Company also received approximately 99,000 shares of common stock as part of its settlement of remaining pre-bankruptcy litigation for which the Company paid $0.8 million. The Company expects no additional significant recoveries of stock in the future. In February 1998, the Company announced a stock repurchase program. During 1998, the Company repurchased 1,364,971 shares of stock resulting in a $40.0 million increase in treasury stock.

     On August 25, 1998, the Board of Directors authorized a new stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 1999 up to an aggregate of $50 million of the Company's common stock on the open market.

                       ZALE CORPORATION AND SUBSIDIARIES

     STOCK OPTION PLANS. As of July 31, 1998 the Company had two stock option plans. On July 30, 1993 the Company adopted a stock option plan (the "Stock Option Plan") to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Options to purchase an aggregate of 6,555,000 shares of common stock may be granted under the Stock Option Plan to eligible employees. Options granted under the Stock Option Plan (i) must be granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and
(iii) expire ten years from the date of grant. The 1995 Outside Director Stock Option Plan, (the "Director Plan") authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Director Plan is 150,000 shares.

     Stock option transactions are summarized as follows:

                                                                                      WEIGHTED AVERAGE
                                 SHARES                     GRANT PRICE                EXERCISE PRICE
                        -------------------------   ---------------------------   -------------------------
                        FISCAL 1998   FISCAL 1997   FISCAL 1998    FISCAL 1997    FISCAL 1998   FISCAL 1997
                        -----------   -----------   ------------   ------------   -----------   -----------
Outstanding, beginning
  of year.............   3,088,425     2,722,075    $ 8.68-21.81   $ 8.68-19.00     $15.16        $13.60
Granted...............   1,295,000       615,700     25.13-33.44    17.56-21.81      33.24         21.37
Exercised.............    (767,968)     (112,825)     8.68-19.31     8.73-17.69      11.72         11.67
Canceled..............    (249,700)     (136,525)     9.00-21.81     9.00-17.69      17.67         13.07
                         ---------     ---------    ------------   ------------     ------        ------
Outstanding, end
  of year.............   3,365,757     3,088,425    $ 8.68-33.44   $ 8.68-21.81     $22.65        $15.16
                         =========     =========    ============   ============     ======        ======

     As of July 31, 1998 and 1997, 1,155,257 and 1,195,875, respectively, of options outstanding were exercisable.

     In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for the Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, the Company's pro-forma net earnings for fiscal 1998, 1997 and 1996 would have been (amounts in thousands) $67,002, $48,587, and $43,627 respectively, resulting in diluted earnings per share of $1.79, $1.33 and $1.20, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1998, 1997, and 1996 respectively: risk-free interest rate of 5.8 percent, 6.0 percent, and 6.5 percent, expected dividend yield of zero, expected lives of 5 years, and expected volatility of 32.2 percent, 35.8 percent, and 37.0 percent.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                       ZALE CORPORATION AND SUBSIDIARIES

EARNINGS PER COMMON SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 31, 1998. All prior periods' weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the years ended July 31, 1998, 1997 and 1996, there were antidilutive common stock equivalents of 1,266,000, 524,000, and 1,073,500, respectively.

                                                                  YEAR ENDED JULY 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Earnings before extraordinary item..........................  $68,937   $50,553   $44,994
Extraordinary item..........................................       --        --    (1,096)
                                                              -------   -------   -------
Net earnings available to shareholders......................  $68,937   $50,553   $43,898
                                                              =======   =======   =======
BASIC:
Weighted average number of common shares outstanding........   35,201    35,054    35,068
Earnings per common share -- basic (before extraordinary
  item).....................................................  $  1.96   $  1.44   $  1.28
Extraordinary item per common share -- basic................       --        --     (0.03)
                                                              -------   -------   -------
Earnings per common share -- basic..........................  $  1.96   $  1.44   $  1.25
                                                              =======   =======   =======
DILUTED:
Weighted average number of common shares outstanding........   35,201    35,054    35,068
Effect of dilutive securities:
Stock options...............................................      980       675       648
Warrants....................................................    1,187       903       749
                                                              -------   -------   -------
Weighted average number of common shares outstanding as
  adjusted..................................................   37,368    36,632    36,465
Earnings per common share -- diluted (before extraordinary
  item).....................................................  $  1.84   $  1.38   $  1.23
Extraordinary item per common share -- diluted..............       --        --     (0.03)
                                                              -------   -------   -------
Earnings per common share -- diluted........................  $  1.84   $  1.38   $  1.20
                                                              =======   =======   =======

UNUSUAL ITEM -- GAIN ON SALE OF DIAMOND PARK

     On September 3, 1997, the Company signed an agreement to sell its Diamond Park Fine Jewelers Division (the "Diamond Park Division Sale"). The Diamond Park Fine Jewelers Division, which managed leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal 1997. At July 31, 1997, inventory and net property and equipment of the Diamond Park Fine Jewelers Division were $54.5 million and $4.0 million, respectively. The Company continued to operate 47 leased fine jewelry departments in Dillard's stores through January 1998, the end of the license period, following which time the remaining inventory of such operations was sold to the purchaser. On October 6, 1997, the Company closed the Diamond Park Division Sale. The Company received $58.0 million in October 1997 and approximately $4.8 million was received in February 1998, at which time the remaining inventory and net property and equipment of the Dillard's stores was sold to the purchaser. The net proceeds from the Diamond Park Division Sale will be reinvested into the

                       ZALE CORPORATION AND SUBSIDIARIES

Company's operations or used for general corporate purposes including repurchases of the Company's common stock.

UNUSUAL ITEM -- GAIN ON SALE OF LAND

     In fiscal 1998, the Company closed the sales of the excess land surrounding the corporate headquarters facility for $12.9 million. The net proceeds from the sale will be used for general corporate purposes, including the Company's stock repurchase program.

UNUSUAL ITEM -- REORGANIZATION RECOVERIES

     Pursuant to the Plan, Zale assigned certain claims and causes of action and advanced $3.0 million to Jewel Recovery, L.P., a limited partnership ("Jewel Recovery") which was formed upon Zale's emergence from bankruptcy. The sole purpose of Jewel Recovery is to prosecute and settle such assigned claims and causes of action. The general partner of Jewel Recovery is Jewel Recovery, Inc., a subsidiary of the Company. Its limited partners are holders of various prior unsecured claims against Zale. The $3.0 million advance was fully reserved as of July 30, 1993 as its collectibility was uncertain.

     Jewel Recovery has pursued certain claims and has been awarded significant recoveries against third parties. During the first quarter of fiscal year 1996, Zale was notified that it would recover its $3.0 million advance to Jewel Recovery. The $3.0 million advance was repaid to Zale in December 1995.

     Additionally, Fleet Bank ("Fleet"), formerly Shawmut Bank, was elected as Disbursement Agent and held all cash and common stock to be used in settlements of creditors claims. During fiscal 1996, Fleet provided Zale with information on creditors whose claim rights have terminated. As a result, during fiscal year 1996, Zale recovered cash funds of approximately $1.5 million held by Fleet related to cash approved for distribution to pre-confirmation creditors of Zale but not claimed by such pre-confirmation creditors. The $3.0 million and the $1.5 million recoveries were recorded as unusual items in the Company's first quarter of fiscal year 1996 and are reflected on the Consolidated Statements of Operations for the year ended July 31, 1996.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

     The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, which began in December 1996, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage.

     The Company has an operations services agreement for credit operations with a third-party servicer. The agreement, dated May 5, 1998, requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. Additional annual payments will be paid based on credit volume for normal credit processing activities.

BENEFIT PLANS

  Defined Contribution Retirement Plan

     At July 31, 1998, the Company maintains The Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. Effective August 1, 1998, new employees will be required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual

                       ZALE CORPORATION AND SUBSIDIARIES
salary. Under this plan, the Company previously matched 50 cents in Zale stock for every dollar an employee contributed up to two percent of annual earnings. Effective August 1, 1998, the Company will match one dollar in Zale stock for every dollar an employee contributes up to four percent of annual earnings, subject to Internal Revenue Service limitations. In order for an employee to be eligible for the Company match, the employee must have worked at least 1,000 hours during the plan year and be employed on the last day of the plan year.

     For matching contributions made through fiscal 1998 an employee is 33.3 percent vested in the Zale stock after one year of service, 66.7 percent vested after two years of service and 100 percent vested after three years of service. Matching contributions subsequent to July 31, 1998, will immediately vest 100%. In order to be eligible for the contribution, employees must be employed by the Company at the time of the contribution. As of July 31, 1998, approximately 6,830 employees participated in The Zale Corporation Savings & Investment Plan.

     Also, under this plan, the Company may make a profit sharing cash contribution at its sole discretion. To be eligible for such discretionary profit sharing contributions, an employee must have at least twelve consecutive months of service, have worked at least 1,000 hours during the plan year and be employed on the last day of the plan year.

     For discretionary profit sharing contributions made through fiscal 1998, an employee is 20 percent vested in the profit sharing contributions after three years of service, 40 percent vested after four years of service, 60 percent vested after five years of service, 80 percent vested after six years of service and 100 percent vested after seven years of service. The Company's contribution to the plan including matching contributions was $4.0 million, $3.5 million and $3.9 million for fiscal years 1998, 1997 and 1996, respectively. The Company contributed 35,047 treasury shares to its 401(k) plan in fiscal year 1998. Effective for fiscal years subsequent to July 31, 1998, the Company has discontinued the profit sharing feature of The Zale Corporation Savings & Investment Plan as a result of the increased match discussed above.

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

FINANCIAL INSTRUMENTS

     The Company has adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, for which it is practicable to estimate fair value.

     As cash and short-term cash investments, customer receivables, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The carrying amount of the $380.7 million, net of discount, Receivables Securitization Facility also approximates fair value. Also, the carrying amount of the $99.6 million, net of discount, Senior Notes approximates fair value.

     The investments of the Company's insurance subsidiaries, primarily stocks and bonds in the amount of $26.6 million, approximate market value at July 31, 1998 and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders' investment.

                       ZALE CORPORATION AND SUBSIDIARIES

     CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and customer receivables. The Company maintains cash and cash equivalents, short and long-term investments and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country. Concentrations of credit risk with respect to customer receivables are limited due to the Company's large number of customers and their dispersion across many regions. As of July 31, 1998 and 1997, the Company had no significant concentrations of credit risk.

RELATED-PARTY TRANSACTIONS

     One of the Company's directors serves as a director of a company from which the Company purchased approximately $3.1 million and $3.4 million of jewelry merchandise during fiscal year 1998 and 1997, respectively. The Company believes the terms were equivalent to those of unrelated parties.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

     Effective July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profits and loss, and assets for certain business segments. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has not yet determined the impact of these statements on its financial statements and financial disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of this statement on its financial disclosures.

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's payment obligations under the Senior Notes are guaranteed by ZDel (the "Guarantor Subsidiary"). Such guarantee is full and unconditional with respect to ZDel. ZFT, a limited purpose Delaware business trust wholly owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiary and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                    PARENT
                                    COMPANY   GUARANTOR    NON-GUARANTOR
                                     ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    -------   ----------   -------------   ------------   ------------
Net Sales.........................  $    --   $1,291,146     $ 22,564        $     --      $1,313,710
Cost of Sales.....................       --      670,776       11,132              --         681,908
                                    -------   ----------     --------        --------      ----------
Gross Margin......................       --      620,370       11,432              --         631,802
Selling, General, and
  Administrative Expenses
  (Income)........................      158      509,123      (33,435)             --         475,846
Depreciation and Amortization
  Expense.........................       --       21,352        1,213              --          22,565
Unusual Item -- Gain on Sale of
  Diamond Park Fine Jewelers
  Division........................       --       (1,634)          --              --          (1,634)
Unusual Item -- Gain on Sale of
  Land............................       --       (7,313)          --              --          (7,313)
                                    -------   ----------     --------        --------      ----------
Operating Earnings................     (158)      98,842       43,654              --         142,338
Interest Expense, Net.............       --       (7,327)      39,366              --          32,039
                                    -------   ----------     --------        --------      ----------
Earnings (Loss) Before Income
  Taxes...........................     (158)     106,169        4,288              --         110,299
Income Taxes (Benefit)............      (59)      39,812        1,609              --          41,362
                                    -------   ----------     --------        --------      ----------
Earnings (Loss) Before Equity in
  Earnings (Loss) of
  Subsidiaries....................      (99)      66,357        2,679              --          68,937
Equity in Earnings (Loss) of
  Subsidiaries....................   69,036        2,619           --         (71,655)             --
                                    -------   ----------     --------        --------      ----------
Net Earnings......................  $68,937   $   68,976     $  2,679        $(71,655)     $   68,937
                                    =======   ==========     ========        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                    PARENT
                                    COMPANY   GUARANTOR    NON-GUARANTOR
                                     ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    -------   ----------   -------------   ------------   ------------
Net Sales.........................  $    --   $1,233,438     $ 20,380        $     --      $1,253,818
Cost of Sales.....................       --      633,208       10,110              --         643,318
                                    -------   ----------     --------        --------      ----------
Gross Margin......................       --      600,230       10,270              --         610,500
Selling, General, and
  Administrative Expenses
  (Income)........................      150      497,636      (17,264)             --         480,522
Depreciation and Amortization
  Expense.........................       --       12,295        1,727              --          14,022
                                    -------   ----------     --------        --------      ----------
Operating Earnings (Loss).........     (150)      90,299       25,807              --         115,956
Interest Expense, Net.............       --        1,739       34,359              --          36,098
                                    -------   ----------     --------        --------      ----------
Earnings (Loss) Before Income
  Taxes...........................     (150)      88,560       (8,552)             --          79,858
Income Taxes (Benefit)............      (55)      32,498       (3,138)             --          29,305
                                    -------   ----------     --------        --------      ----------
Earnings (Loss) Before Equity in
  Earnings (Loss) of
  Subsidiaries....................      (95)      56,062       (5,414)             --          50,553
Equity in Earnings (Loss) of
  Subsidiaries....................   50,648       (6,040)          --         (44,608)             --
                                    -------   ----------     --------        --------      ----------
Net Earnings (Loss)...............  $50,553   $   50,022     $ (5,414)       $(44,608)     $   50,553
                                    =======   ==========     ========        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                              PARENT
                                              COMPANY   GUARANTOR    NON-GUARANTOR
                                               ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              -------   ----------   -------------   ------------   ------------
Net Sales...................................  $    --   $1,119,047     $ 18,330        $     --      $1,137,377
Cost of Sales...............................       --      567,856        8,908              --         576,764
                                              -------   ----------     --------        --------      ----------
Gross Margin................................       --      551,191        9,422              --         560,613
Selling, General, and Administrative
  Expenses (Income).........................      151      464,237       (7,017)             --         457,371
Depreciation and Amortization Expense.......       --        6,479        1,059              --           7,538
Unusual Items -- Reorganization
  Recoveries................................       --       (1,486)      (3,000)             --          (4,486)
                                              -------   ----------     --------        --------      ----------
Operating Earnings (Loss)...................     (151)      81,961       18,380              --         100,190
Interest Expense (Income), Net..............       --       (2,457)      32,559              --          30,102
                                              -------   ----------     --------        --------      ----------
Earnings (Loss) Before Income Taxes and
  Extraordinary Item........................     (151)      84,418      (14,179)             --          70,088
Income Taxes (Benefit)......................      (54)      30,225       (5,077)             --          25,094
                                              -------   ----------     --------        --------      ----------
Earnings (Loss) Before Extraordinary Item...      (97)      54,193       (9,102)             --          44,994
Extraordinary Item, Net of Income Taxes of
  $(603)....................................       --       (1,096)          --              --          (1,096)
                                              -------   ----------     --------        --------      ----------
Earnings (Loss) Before Equity in Earnings
  (Loss) of Subsidiaries....................      (97)      53,097       (9,102)             --          43,898
Equity in Earnings (Loss) of Subsidiaries...   43,995      (11,247)          --         (32,748)             --
                                              -------   ----------     --------        --------      ----------
Net Earnings (Loss).........................  $43,898   $   41,850     $ (9,102)       $(32,748)     $   43,898
                                              =======   ==========     ========        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)



                                                 ASSETS

                                                                 NON-
                                        PARENT    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ---------   ----------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents..........  $     --   $165,248     $  7,821     $      --      $  173,069
  Restricted Cash....................        --      1,541        4,651            --           6,192
  Customer Receivables, Net..........        --         --      495,468            --         495,468
  Merchandise Inventories............        --    468,076       10,391            --         478,467
  Other Current Assets...............        --     24,502        2,218            --          26,720
                                       --------   --------     --------     ---------      ----------
          Total Current Assets.......        --    659,367      520,549            --       1,179,916
  Investment in Subsidiaries.........   648,160     52,493           --      (700,653)             --
  Property and Equipment, Net........        --    158,807        4,077            --         162,884
  Intercompany Receivable............   102,801        495           --      (103,296)             --
  Other Assets.......................        --     10,493       33,833            --          44,326
  Deferred Tax Asset, Net............        59     58,741            3            --          58,803
                                       --------   --------     --------     ---------      ----------
          Total Assets...............  $751,020   $940,396     $558,462     $(803,949)     $1,445,929
                                       ========   ========     ========     =========      ==========

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term
     Debt............................  $     --   $     --     $     --     $      --      $       --
  Accounts Payable and Accrued
     Liabilities.....................     2,758    182,725        2,138            --         187,621
  Deferred Tax Liability, Net........       646     20,154           --            --          20,800
                                       --------   --------     --------     ---------      ----------
          Total Current
            Liabilities..............     3,404    202,879        2,138            --         208,421
  Non-current Liabilities............        --     38,420       11,770            --          50,190
  Intercompany Payable...............        --         --      103,296      (103,296)             --
  Long-term Debt.....................    99,555         --      380,720            --         480,275
  Excess of Revalued Net Assets Over
     Stockholders' Investment, Net...        --     58,982           --            --          58,982
          Total Stockholders'
            Investment...............   648,061    640,115       60,538      (700,653)        648,061
                                       --------   --------     --------     ---------      ----------
          Total Liabilities and
            Stockholders'
            Investment...............  $751,020   $940,396     $558,462     $(803,949)     $1,445,929
                                       ========   ========     ========     =========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 JULY 31, 1997
                             (AMOUNTS IN THOUSANDS)


                                                 ASSETS

                                                                 NON-
                                        PARENT    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ---------   ----------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents..........  $     --   $ 24,014     $  8,609     $      --      $   32,623
  Restricted Cash....................        --      3,465        5,548            --           9,013
  Customer Receivables, Net..........        --         --      454,270            --         454,270
  Merchandise Inventories............        --    503,764        7,938            --         511,702
  Other Current Assets...............        --     38,901          370            --          39,271
                                       --------   --------     --------     ---------      ----------
          Total Current Assets.......        --    570,144      476,735            --       1,046,879
  Investment in Subsidiaries.........   541,574     54,395           --      (595,969)             --
  Property and Equipment, Net........        --    134,175        3,836            --         138,011
  Intercompany Receivable............       728     48,250           --       (48,978)             --
  Other Assets.......................        --      8,972       34,644            --          43,616
  Deferred Tax Asset, Net............        59     52,641           --            --          52,700
                                       --------   --------     --------     ---------      ----------
          Total Assets...............  $542,361   $868,577     $515,215     $(644,947)     $1,281,206
                                       ========   ========     ========     =========      ==========

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term
     Debt............................  $     --   $    328     $     --     $      --      $      328
  Accounts Payable and Accrued
     Liabilities.....................       141    135,330       10,250            --         145,721
  Deferred Tax Liability, Net........       646     23,054           --            --          23,700
                                       --------   --------     --------     ---------      ----------
          Total Current
            Liabilities..............       787    158,712       10,250            --         169,749
  Non-current Liabilities............        --     40,614       12,930            --          53,544
  Intercompany Payable...............        --         --       48,978       (48,978)             --
  Long-term Debt.....................        --     70,782      380,677            --         451,459
  Excess of Revalued Net Assets Over
     Stockholders' Investment, Net...        --     64,880           --            --          64,880
          Total Stockholders'
            Investment...............   541,574    533,589       62,380      (595,969)        541,574
                                       --------   --------     --------     ---------      ----------
          Total Liabilities and
            Stockholders'
            Investment...............  $542,361   $868,577     $515,215     $(644,947)     $1,281,206
                                       ========   ========     ========     =========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                              NON-
                                    PARENT     GUARANTOR    GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                   --------    ---------    ---------    ------------    ------------
Net Cash Provided by (Used in)
  Operating Activities...........  $ 10,632    $ 101,492    $ 13,922       $(13,273)      $ 112,773
Net Cash Flows from Investing
  Activities:
Additions to property and
  equipment......................        --      (61,959)     (1,538)            --         (63,497)
Dispositions of property and
  equipment......................        --          548         101             --             649
Proceeds from Sale of Diamond
  Park Fine Jewelers Division....        --       62,443          --             --          62,443
Proceeds from Sale of Land.......        --       12,911          --             --          12,911
                                   --------    ---------    --------       --------       ---------
Net Cash Provided by (Used in)
  Investing Activities...........        --       13,943      (1,437)            --          12,506
                                   --------    ---------    --------       --------       ---------
Net Cash Flows from Financing
  Activities:
Proceeds from long-term debt.....        --         (410)         --             --            (410)
Payments on revolving credit
  agreement......................        --     (192,900)         --             --        (192,900)
Borrowings under revolving credit
  agreement......................        --      122,200          --             --         122,200
Issuance of Senior Notes.........    99,530           --          --             --          99,530
Loan from Zale Corporation to
  Zale Delaware, Inc.............   (99,530)      99,530          --             --              --
Debt issue and capitalized
  financing costs................        --       (2,621)         --             --          (2,621)
Proceeds from exercise of stock
  options........................     9,198           --          --             --           9,198
Proceeds from exercise of
  warrants.......................    20,170           --          --             --          20,170
Purchase of common stock.........   (40,000)          --          --             --         (40,000)
Proceeds from issuance of common
  stock..........................        --           --       2,500         (2,500)             --
Dividends paid...................        --           --     (15,773)        15,773              --
                                   --------    ---------    --------       --------       ---------
Net Cash Provided by (Used in)
  Financing Activities...........   (10,632)      25,799     (13,273)        13,273          15,167
                                   --------    ---------    --------       --------       ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents...........        --      141,234        (788)            --         140,446
Cash and Cash Equivalents at
  Beginning of Period............        --       24,014       8,609             --          32,623
                                   --------    ---------    --------       --------       ---------
Cash and Cash Equivalents at End
  of Period......................  $     --    $ 165,248    $  7,821       $     --       $ 173,069
                                   ========    =========    ========       ========       =========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                               NON-
                                      PARENT    GUARANTOR    GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                      ------   -----------   ---------   ------------   ------------
Net Cash Provided by (Used in)
  Operating Activities..............  $ (314)  $    23,764   $  5,910      $(12,895)    $    16,465
Net Cash Flows from Investing
  Activities:
Additions to property and
  equipment.........................      --       (54,025)        --            --         (54,025)
Dispositions of property and
  equipment.........................      --         2,277      2,610            --           4,887
                                      ------   -----------   --------      --------     -----------
Net Cash Provided by (Used in)
  Investing Activities..............      --       (51,748)     2,610            --         (49,138)
                                      ------   -----------   --------      --------     -----------
Net Cash Flows from Financing
  Activities:
Proceeds from long-term debt........      --           291         --            --             291
Payments on revolving credit
  agreement.........................      --    (1,027,700)        --            --      (1,027,700)
Borrowings under revolving credit
  agreement.........................      --     1,074,800         --            --       1,074,800
Debt issue and capitalized financing
  costs.............................      --          (945)        --            --            (945)
Proceeds from exercise of stock
  options...........................   1,073            --         --            --           1,073
Purchase of common stock............    (759)           --         --            --            (759)
Dividends paid......................      --            --    (12,895)       12,895              --
                                      ------   -----------   --------      --------     -----------
Net Cash Provided by (Used in)
  Financing Activities..............     314        46,446    (12,895)       12,895          46,760
                                      ------   -----------   --------      --------     -----------
Net (Decrease) Increase in Cash and
  Cash Equivalents..................      --        18,462     (4,375)           --          14,087
Cash and Cash Equivalents at
  Beginning of Period...............      --         5,552     12,984            --          18,536
                                      ------   -----------   --------      --------     -----------
Cash and Cash Equivalents at End of
  Period............................  $   --   $    24,014   $  8,609      $     --     $    32,623
                                      ======   ===========   ========      ========     ===========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                         NON-
                                                 PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                 -------   ---------   ---------   ------------   ------------
Net Cash Provided by (Used in) Operating
  Activities...................................  $ 8,937   $   9,205   $ 12,416      $(12,049)     $  18,509
Net Cash Flows from Investing Activities:
  Additions to property and equipment..........       --     (48,102)      (688)           --        (48,790)
  Dispositions of property and equipment.......       --         829         --            --            829
  Acquisition, net of cash acquired............       --      (2,547)        --            --         (2,547)
  Other........................................       34        (408)        34            --           (340)
                                                 -------   ---------   --------      --------      ---------
  Net Cash Provided by (Used in) Investing
     Activities................................       34     (50,228)      (654)           --        (50,848)
                                                 -------   ---------   --------      --------      ---------
Net Cash Flows from Financing Activities:
  Payments on long-term debt...................       --     (66,608)        --            --        (66,608)
  Payments on revolving credit agreement.......       --    (765,150)        --            --       (765,150)
  Borrowings under revolving credit
     agreement.................................       --     788,750         --            --        788,750
  Redemption of Series B Warrants..............   (9,264)         --         --            --         (9,264)
  Prepayment penalty...........................   (1,699)         --         --            --         (1,699)
  Debt issue and capitalized financing costs...       --        (629)        --            --           (629)
  Proceeds from exercise of stock options......    1,714          --         --            --          1,714
  Proceeds from exercise of warrants...........      278          --         --            --            278
  Dividends paid...............................       --          --    (12,049)       12,049             --
                                                 -------   ---------   --------      --------      ---------
  Net Cash Used In Financing Activities........   (8,971)    (43,637)   (12,049)       12,049        (52,608)
                                                 -------   ---------   --------      --------      ---------
  Net Decrease in Cash and Cash Equivalents....       --     (84,660)      (287)           --        (84,947)
  Cash and Cash Equivalents at Beginning of
     Period....................................       --      90,212     13,271            --        103,483
                                                 -------   ---------   --------      --------      ---------
  Cash and Cash Equivalents at End of Period...  $    --   $   5,552   $ 12,984      $     --      $  18,536
                                                 =======   =========   ========      ========      =========

                       ZALE CORPORATION AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly results of operations for the years ended July 31, 1998 and 1997 were as follows (amounts in thousands except per share data):

                                                                               FISCAL 1998
                                                                        FOR THE THREE MONTHS ENDED
                                                             ------------------------------------------------
                                                             JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                                               1998       1998         1998          1997
                                                             --------   ---------   -----------   -----------
Net sales..................................................  $280,867   $258,300     $522,017      $252,526
Gross margin...............................................   134,980    124,458      251,441       120,923
Net earnings...............................................     7,451      1,503       58,937         1,046
Net earnings per diluted common share......................       .20        .04         1.57           .03

                                                                               FISCAL 1997
                                                                        FOR THE THREE MONTHS ENDED
                                                             ------------------------------------------------
                                                             JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                                               1997       1997         1997          1996
                                                             --------   ---------   -----------   -----------
Net sales..................................................  $273,580   $244,376     $505,083      $230,779
Gross margin...............................................   132,271    119,182      248,312       110,735
Net earnings (loss)........................................     1,620     (1,444)      51,515        (1,138)
Net earnings (loss) per diluted common share...............       .04       (.04)        1.41          (.03)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of September, 1998.

                                        ZALE CORPORATION

                                        By:     /s/ ROBERT J. DINICOLA
                                         ---------------------------------------
                                                   Robert J. DiNicola
                                                Chairman of the Board and
                                                 Chief Executive Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

               /s/ ROBERT J. DINICOLA                  Chairman of the Board and           September 30, 1998
-----------------------------------------------------    Chief Executive Officer
                 Robert J. DiNicola                      (principal executive
                                                         officer of the registrant)

                   /s/ SUE E. GOVE                     Executive Vice President and        September 30, 1998
-----------------------------------------------------    Chief Financial Officer
                     Sue E. Gove                         (principal financial
                                                         officer of the registrant)

                  /s/ MARK R. LENZ                     Senior Vice President,              September 30, 1998
-----------------------------------------------------    Controller (principal
                    Mark R. Lenz                         accounting officer of the
                                                         registrant)

                   /s/ GLEN ADAMS                      Director                            September 30, 1998
-----------------------------------------------------
                     Glen Adams

                 /s/ A. DAVID BROWN                    Director                            September 30, 1998
-----------------------------------------------------
                   A. David Brown

                 /s/ PETER P. COPSES                   Director                            September 30, 1998
-----------------------------------------------------
                   Peter P. Copses

                   /s/ ANDREA JUNG                     Director                            September 30, 1998
-----------------------------------------------------
                     Andrea Jung

                /s/ RICHARD C. MARCUS                  Director                            September 30, 1998
-----------------------------------------------------
                  Richard C. Marcus

             /s/ CHARLES H. PISTOR, JR.                Director                            September 30, 1998
-----------------------------------------------------
               Charles H. Pistor, Jr.

                 /s/ ANDREW H. TISCH                   Director                            September 30, 1998
-----------------------------------------------------
                   Andrew H. Tisch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Zale Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K, and have issued our report thereon dated August 31, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas,
August 31, 1998

                                                                     SCHEDULE II

                       ZALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                             BALANCE AT   ADDITIONS                  BALANCE AT
                                                             BEGINNING    CHARGED TO                    END
                                                             OF PERIOD     EARNINGS    DEDUCTIONS    OF PERIOD
                                                             ----------   ----------   ----------    ----------
                                                                           (AMOUNTS IN THOUSANDS)
Fiscal year ended July 31, 1998
Allowance for doubtful accounts............................   $57,819      $66,066      $56,600(1)    $67,285
Fiscal year ended July 31, 1997
Allowance for doubtful accounts............................    51,402       55,850       49,433(1)     57,819
Fiscal year ended July 31, 1996
Allowance for doubtful accounts............................    42,596       53,508       44,702(1)     51,402

---------------

(1) Accounts written off, less recoveries and other adjustments.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Disclosure Statement Pursuant to Section 1125 of the
                            Bankruptcy Code with Respect to Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code for Zale
                            Corporation and its Affiliated Debtors, dated March 22,
                            1993 (Exhibit T3E-1).(1)
           2.2           -- Motion to Approve Amendments to the Plan of
                            Reorganization under Chapter 11 of the Bankruptcy Code of
                            Zale Corporation and its Affiliated Debtors, dated May
                            19, 1993 (Exhibit 2.6).(2)
           2.3           -- Order Approving Amendments to the Plan of Reorganization
                            under Chapter 11 of the Bankruptcy Code of Zale
                            Corporation and its Affiliated Debtors, dated May 20,
                            1993 (Exhibit 2.7).(2)
           3.1           -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(3)
           3.2           -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(7)
           4.1           -- Indenture, dated as of July 1, 1994, among Zale Funding
                            Trust, as Issuer and Bankers Trust Company, as Indenture
                            Trustee.(5)
           4.2           -- Purchase and Servicing Agreement, dated as of July 1,
                            1994, among Zale Funding Trust, Diamond Funding Corp.,
                            Zale Delaware, Inc., and Jewelers Financial Services,
                            Inc.(5)
           4.3           -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale Corporation and Zale Delaware, Inc. and The First
                            National Bank of Boston, as agent for the lenders
                            identified therein. The Schedules attached to the
                            Agreement, as identified in the list of Schedules filed
                            as a part of this exhibit, are omitted from this filing,
                            but will be provided supplementally to the Commission
                            upon request.(7)
           4.4           -- Indenture dated September 30, 1997, by and among Zale
                            Corporation, Zale Delaware, Inc. and Bank One, N.A. as
                            Trustee.(10)
         *10.1           -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(5)
          10.2           -- Amended and Restated Agreement of Limited Partnership of
                            Jewel Recovery, L.P., dated as of July 30, 1993.(3)
         *10.3           -- Zale Corporation Stock Option Plan.(3)
          10.4           -- Trust Agreement, dated as of November 24, 1993, among
                            Zale Corporation, Zale Delaware, Inc. and United States
                            Trust Company of New York.(4)
         *10.6           -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(4)
         *10.6a          -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(6)
         *10.7           -- Settlement Agreement, dated as of November 30, 1997,
                            between Zale Corporation and Louis J. Grabowsky.(11)
          10.8           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(6)
          10.8a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(6)
          10.9           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(7)
         *10.10          -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.10a         -- Modified list of parties to Change of Control
                            Agreement.(11)
          10.11          -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(9)
         *10.12          -- Employment Agreement, dated as of August 1, 1997, between
                            Zale Corporation and Robert J. DiNicola.(11)
         *10.13          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Beryl B. Raff.(11)
         *10.14          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Alan P. Shor.(11)
         *10.15          -- Employment Agreement, dated as of January 15, 1998
                            between Zale Corporation and Mary L. Forte.(11)
         *10.16          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Sue E. Gove.(11)
         *10.17          -- Form of Zale Executive Bonus Plan(11)
          21             -- Subsidiaries of the registrant.(11)
          23             -- Consent of Independent Public Accountants.(11)
          27             -- Financial data schedule.(11)

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

 (4) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

 (5) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

 (6) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

 (7) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

 (8) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

 (9) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(10) Incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

(11) Filed herewith.

  *  Management Contracts and Compensatory Plans.