Form 10-Q
period 1998-10-31
ZALE CORP
filed 1998-12-04
CIK 109156

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-21526


                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                            75-0675400
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)

901 W. Walnut Hill Lane, Irving, Texas                        75038-1003
(Address of principal executive offices)                       (Zip Code)

                                 (972) 580-4000
              (Registrant's telephone number, including area code)

                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ] .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 20, 1998, 35,857,155 shares of the registrant's common stock were outstanding.

===============================================================================

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index


                                                                                   Page
                                                                                   ----
Part I.       Financial Information:

Item 1.       Financial Statements

              Consolidated Statements of Operations                                  3

              Consolidated Balance Sheets                                            4

              Consolidated Statements of Cash Flows                                  5

              Notes to Consolidated Financial Statements                             6

Item 2.       Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                                   15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk            19

Part II.      Other Information:

Item 4.       Submission of Matters to a Vote of Security Holders                   20

Item 6.       Exhibits and Reports on Form 8-K                                      20

Signature                                                                           21

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended
                                                               October 31,
                                                      ----------------------------
                                                         1998               1997
                                                      ---------          ---------
Net Sales                                             $ 254,186          $ 252,526
Cost of Sales                                           132,097            131,603
                                                      ---------          ---------
Gross Margin                                            122,089            120,923
Selling, General and Administrative Expenses            105,286            107,939
Depreciation and Amortization Expense                     6,472              4,798
Unusual Item- Gain on Sale of Diamond Park
     Fine Jewelers Division                                 ---             (1,634)
                                                      ---------          ---------
Operating Earnings                                       10,331              9,820
Interest Expense, Net                                     6,876              8,155
                                                      ---------          ---------
Earnings Before Income Taxes                              3,455              1,665
Income Taxes                                              1,292                619
                                                      ---------          ---------
Net Earnings                                          $   2,163          $   1,046
                                                      ---------          ---------
                                                      ---------          ---------
Earnings Per Common Share:
     Basic                                            $    0.06          $    0.03
     Diluted                                          $    0.06          $    0.03

Weighted Average Number of Common
     Shares Outstanding:
     Basic                                               36,066             35,230
     Diluted                                             36,611             37,432

               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   October 31,        July 31,         October 31,
                                                      1998              1998               1997
                                                   -----------       -----------       -----------
                                                   (unaudited)                         (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                        $   145,161       $   173,069       $    99,233
  Restricted Cash                                        5,758             6,192            15,196
  Customer Receivables, Net                            488,199           495,468           455,697
  Merchandise Inventories                              585,640           478,467           572,051
  Other Current Assets                                  31,108            26,720            29,961
                                                   -----------       -----------       -----------
Total Current Assets                                 1,255,866         1,179,916         1,172,138

Property and Equipment, Net                            172,628           162,884           147,692
Other Assets                                            46,187            44,326            46,798
Deferred Tax Asset, Net                                 58,803            58,803            52,700
                                                   -----------       -----------       -----------
Total Assets                                       $ 1,533,484       $ 1,445,929       $ 1,419,328
                                                   -----------       -----------       -----------
                                                   -----------       -----------       -----------
LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                $       ---       $       ---       $        12
  Accounts Payable and Accrued Liabilities             294,260           187,621           248,160
  Deferred Tax Liability, Net                           20,800            20,800            23,700
                                                   -----------       -----------       -----------
Total Current Liabilities                              315,060           208,421           271,872

Non-current Liabilities                                 50,311            50,190            52,449
Long-term Debt                                         480,294           480,275           480,299
Excess of Revalued Net Asset Over
   Stockholders' Investment, Net                        57,507            58,982            63,405

Commitments and Contingencies

Stockholders' Investments:
  Preferred Stock                                          ---               ---               ---
  Common Stock                                             384               380               374
  Additional Paid-In Capital                           482,062           477,657           409,190
  Unrealized Gains on Securities                         3,453             2,851             2,291
  Accumulated Earnings                                 213,504           211,341           143,450
                                                   -----------       -----------       -----------
                                                       699,403           692,229           555,305
  Treasury Stock                                       (69,091)          (44,168)           (4,002)
                                                   -----------       -----------       -----------
Total  Stockholders' Investment                        630,312           648,061           551,303
                                                   -----------       -----------       -----------
Total Liabilities and Stockholders' Investment     $ 1,533,484       $ 1,445,929       $ 1,419,328
                                                   -----------       -----------       -----------
                                                   -----------       -----------       -----------

               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (amounts in thousands)

                                                                               Three Months       Three Months
                                                                                   Ended             Ended
                                                                                October 31,        October 31,
                                                                                   1998                1997
                                                                                -----------        ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                    $    2,163          $    1,046
Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
   Depreciation and amortization expense                                             6,784               5,190
   Non-cash charge in lieu of tax expense                                            1,072                 533
   Unusual Item-Gain on Sale of Diamond Park Fine Jewelers Division                    ---              (1,634)
Changes in:
  Restricted cash                                                                      434              (6,183)
  Customer receivables, net                                                          7,269              (1,427)
  Merchandise inventories                                                         (107,173)           (108,782)
  Other current assets                                                              (4,388)              7,307
  Other assets                                                                      (1,684)               (109)
  Accounts payable and accrued liabilities                                         106,639             101,121
  Non-current liabilities                                                              121              (1,095)
                                                                                ----------          ----------
Net Cash Provided by (Used in) Operating Activities                                 11,237              (4,033)
                                                                                ----------          ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                                (19,005)            (20,230)
Dispositions of property and equipment                                               1,446                  35
Net proceeds from the Sale of Diamond Park
   Fine Jewelers Division                                                              ---              57,642
                                                                                ----------          ----------
Net Cash (Used in) Provided by Investing Activities                                (17,559)             37,447
                                                                                ----------          ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                                             ---                (316)
Payments on revolving credit agreement                                                 ---            (192,900)
Borrowings under revolving credit agreement                                            ---             122,200
Proceeds from issuance of Senior Notes                                                 ---              99,530
Debt issue and capitalized financing costs                                             ---              (2,400)
Proceeds from exercise of stock options                                              3,337               7,082
Purchase of common stock                                                           (24,923)                ---
                                                                                ----------          ----------
Net Cash (Used in) Provided by Financing Activities                                (21,586)             33,196
                                                                                ----------          ----------
Net (Decrease) Increase in Cash and Cash Equivalents                               (27,908)             66,610

Cash and Cash Equivalents at Beginning of Period                                   173,069              32,623
                                                                                ----------          ----------
Cash and Cash Equivalents at End of Period                                      $  145,161          $   99,233
                                                                                ----------          ----------
                                                                                ----------          ----------
Supplemental cash flow information:

  Interest paid                                                                  $  11,096           $   8,629
  Interest received                                                              $   2,670           $   1,219
  Income taxes paid (net of refunds received)                                    $     665           $     156

               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     Zale Corporation and its wholly owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in the United States. At October 31, 1998, the Company operated 1,138 retail jewelry stores located primarily in shopping malls throughout the United States, Guam and Puerto Rico. The Company operates three divisions: Zales-Registered Trademark-, Gordon's-Registered Trademark-, and Bailey, Banks & Biddle-Registered Trademark-. The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. In addition, there are twelve Zales outlet stores in eight states. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales. The Bailey, Banks & Biddle Division operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. In October 1997, the Company sold the majority of the assets of its Diamond Park Fine Jewelers Division.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month period ended October 31, 1998. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1998. The classifications in use at October 31, 1998 have been applied to the financial statements for July 31, 1998 and October 31, 1997.

     The results of operations for the three month period ended October 31, 1998 and 1997, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

     The Company adopted the provisions of the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," for the quarter ended January 31, 1998. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior periods' weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,284,000 and 19,000 for the three months ended October 31, 1998 and October 31, 1997, respectively.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)



EARNINGS PER COMMON SHARE (CONTINUED)

                                                                           Three Months Ended
                                                                               October 31,
                                                                     ------------------------------
                                                                        1998                1997
                                                                     ----------          ----------
                                                                      (amounts in thousands, except
                                                                            per share amounts)
Net earnings available to shareholders                               $    2,163          $    1,046

BASIC:
Weighted average number of common shares outstanding                     36,066              35,230

Earnings per common share - basic                                    $     0.06          $     0.03
                                                                     ----------          ----------
                                                                     ----------          ----------

DILUTED:
Weighted average number of common shares outstanding                     36,066              35,230

Effect of dilutive securities:
  Stock options                                                             545               1,065
  Warrants                                                                  ---               1,137
                                                                     ----------          ----------

Weighted average number of common shares outstanding as adjusted         36,611              37,432
Earnings per common share - diluted                                  $     0.06          $     0.03
                                                                     ----------          ----------
                                                                     ----------          ----------

STOCK REPURCHASE PLAN

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 1999 up to an aggregate of $50.0 million of the Company's common stock on the open market. As of October 31, 1998, the Company had repurchased approximately 1.0 million shares at an aggregate cost of $24.9 million.

COMPREHENSIVE INCOME

     Effective August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.

The components of comprehensive income for the three month periods ended October 31, 1998 and 1997 are as follows:

                                                                     October 31,         October 31,
                                                                        1998                 1997
                                                                     ----------          ----------
                                                                             (In thousands)
Net Earnings                                                         $    2,163          $    1,046
Other Comprehensive Income - Unrealized gains on investment
   securities - net                                                         602                 109
                                                                     ----------          ----------
Total Comprehensive Income                                           $    2,765          $    1,155
                                                                     ----------          ----------
                                                                     ----------          ----------

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
           SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION


SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2% Senior Notes (the "Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

     The Company's payment obligations under the Senior Notes are guaranteed by ZDel (the "Guarantor Subsidiary"). Such guarantee is full and unconditional with respect to ZDel. Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheet, and statements of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiary and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended October 31, 1998
                                   (unaudited)
                             (amounts in thousands)


                                                PARENT
                                                COMPANY       GUARANTOR     NON-GUARANTOR
                                                 ONLY         SUBSIDIARY    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                               ----------     ----------    -------------     ------------    ------------
Net Sales                                      $     ---      $ 249,320       $   4,866         $     ---       $ 254,186
Cost of Sales                                        ---        129,770           2,327               ---         132,097
                                               ---------      ---------       ---------         ---------       ---------
Gross Margin                                         ---        119,550           2,539               ---         122,089
Selling, General, and Administrative
  Expenses (Income)                                   38        115,716         (10,468)              ---         105,286
Depreciation and Amortization Expense                ---          6,122             350               ---           6,472
                                               ---------      ---------       ---------         ---------       ---------
Operating Earnings (Loss)                            (38)        (2,288)         12,657               ---          10,331
Interest Expense, Net                                ---         (3,025)          9,901               ---           6,876
                                               ---------      ---------       ---------         ---------       ---------
Earnings (Loss) Before Income Taxes                  (38)           737           2,756               ---           3,455
Income Taxes (Benefit)                               (14)           275           1,031               ---           1,292
                                               ---------      ---------       ---------         ---------       ---------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                           (24)           462           1,725               ---           2,163
Equity in Earnings of Subsidiaries                 2,187          1,725             ---            (3,912)            ---
                                               ---------      ---------       ---------         ---------       ---------
Net Earnings                                   $   2,163      $   2,187       $   1,725         $  (3,912)      $   2,163
                                               ---------      ---------       ---------         ---------       ---------
                                               ---------      ---------       ---------         ---------       ---------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended October 31, 1997
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY       GUARANTOR      NON-GUARANTOR
                                             ONLY         SUBSIDIARY     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                          ---------       ----------     -------------     ------------     ------------
Net Sales                                 $     ---       $  248,236      $     4,290       $       ---      $  252,526
Cost of Sales                                   ---          129,450            2,153               ---         131,603
                                          ---------       ----------      -----------       -----------      ----------
Gross Margin                                    ---          118,786            2,137               ---         120,923
Selling, General, and Administrative
   Expenses (Income)                             38          114,169           (6,268)              ---         107,939
Depreciation and Amortization Expense           ---            4,502              296               ---           4,798
Unusual Item-  Gain on Sale of Diamond
   Park Fine Jewelers Division                  ---           (1,634)             ---               ---          (1,634)
                                          ---------       ----------      -----------       -----------      ----------
Operating Earnings (Loss)                       (38)           1,749            8,109               ---           9,820
Interest Expense, Net                           ---             (597)           8,752               ---           8,155
                                          ---------       ----------      -----------       -----------      ----------
Earnings (Loss) Before Income Taxes             (38)           2,346             (643)              ---           1,665
Income Taxes (Benefit)                          (14)             872             (239)              ---             619
                                          ---------       ----------      -----------       -----------      ----------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                      (24)           1,474             (404)              ---           1,046
Equity in Loss of Subsidiaries                1,070             (403)             ---              (667)            ---
                                          ---------       ----------      -----------       -----------      ----------
Net Earnings (Loss)                       $   1,046       $    1,071      $      (404)      $      (667)     $    1,046
                                          ---------       ----------      -----------       -----------      ----------
                                          ---------       ----------      -----------       -----------      ----------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                October 31, 1998
                                   (unaudited)
                             (amounts in thousands)


                                     ASSETS

                                          PARENT
                                          COMPANY        GUARANTOR      NON-GUARANTOR
                                           ONLY          SUBSIDIARY     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                       ----------       ------------    -------------     ------------     ------------
Current Assets:
  Cash and Cash Equivalents            $      ---       $    136,813     $    8,348        $       ---      $   145,161
  Restricted Cash                             ---              1,281          4,477                ---            5,758
  Customer Receivables, Net                   ---                ---        488,199                ---          488,199
  Merchandise Inventories                     ---            573,913         11,727                ---          585,640
  Other Current Assets                        ---             28,765          2,343                ---           31,108
                                       ----------       ------------     ----------        -----------      -----------
Total Current Assets                          ---            740,772        515,094                ---        1,255,866

 Investment in Subsidiaries               630,435             54,892            ---           (685,327)             ---
 Property and Equipment, Net                  ---            168,485          4,143                ---          172,628
 Intercompany Receivable                  100,700                ---            ---           (100,700)             ---
 Other Assets                                 ---             10,223         35,964                ---           46,187
 Deferred Tax Assets, Net                      58             58,742              3                ---           58,803
                                       ----------       ------------     ----------        -----------      -----------
 Total Assets                          $  731,193       $  1,033,114     $  555,204        $  (786,027)     $ 1,533,484
                                       ----------       ------------     ----------        -----------      -----------
                                       ----------       ------------     ----------        -----------      -----------


                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
  Current Portion of Long-term Debt    $      ---       $        ---     $      ---        $       ---      $       ---
  Accounts Payable and Accrued
    Liabilities                               671            291,684          1,905                ---          294,260
  Deferred Tax Liability, Net                 646             20,154            ---                ---           20,800
                                       ----------       ------------     ----------        -----------      -----------
Total Current Liabilities                   1,317            311,838          1,905                ---          315,060

Non-current Liabilities                       ---             38,420         11,891                ---           50,311
Intercompany Payable                          ---              2,962         97,738           (100,700)             ---
Long-term Debt                             99,564                ---        380,730                ---          480,294
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net               ---             57,507            ---                ---           57,507
Total Stockholders' Investment            630,312            622,387         62,940           (685,327)         630,312
                                       ----------       ------------     ----------        -----------      -----------
Total Liabilities and Stockholders'
     Investment                        $  731,193       $  1,033,114     $  555,204        $  (786,027)     $ 1,533,484
                                       ----------       ------------     ----------        -----------      -----------
                                       ----------       ------------     ----------        -----------      -----------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  July 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                     ASSETS

                                            PARENT
                                           COMPANY           GUARANTOR        NON-GUARANTOR
                                             ONLY           SUBSIDIARY        SUBSIDIARIES          ELIMINATIONS      CONSOLIDATED
                                         -------------     --------------    ----------------      ---------------    -------------
Current Assets:
  Cash and Cash Equivalents              $      ---          $  165,248          $    7,821         $       ---         $  173,069
  Restricted Cash                               ---               1,541               4,651                 ---              6,192
  Customer Receivables, Net                     ---                 ---             495,468                 ---            495,468
  Merchandise Inventories                       ---             468,076              10,391                 ---            478,467
  Other Current Assets                          ---              24,502               2,218                 ---             26,720
                                         ----------          ----------          ----------          ----------         ----------
Total Current Assets                            ---             659,367             520,549                              1,179,916

Investment in Subsidiaries                  648,160              52,493                 ---            (700,653)               ---
Property and Equipment, Net                     ---             158,807               4,077                 ---            162,884
Intercompany Receivable                     102,801                 495                 ---            (103,296)               ---
Other Assets                                    ---              10,493              33,833                 ---             44,326
Deferred Tax Assets, Net                         59              58,741                   3                 ---             58,803
                                         ----------          ----------          ----------          ----------         ----------
Total Assets                             $  751,020          $  940,396          $  558,462          $ (803,949)        $1,445,929
                                         ----------          ----------          ----------          ----------         ----------
                                         ----------          ----------          ----------          ----------         ----------

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
  Current Portion of Long-term Debt      $      ---        $        ---          $      ---          $      ---         $      ---
  Accounts Payable and Accrued
    Liabilities                               2,758             182,725               2,138                 ---            187,621
  Deferred Tax Liability, Net                   646              20,154                 ---                 ---             20,800
                                         ----------          ----------          ----------          ----------         ----------
Total Current Liabilities                     3,404             202,879               2,138                 ---            208,421

 Non-current Liabilities                        ---              38,420              11,770                 ---             50,190
 Intercompany Payable                           ---                 ---             103,296            (103,296)               ---
 Long-term Debt                              99,555                 ---             380,720                 ---            480,275
 Excess of Revalued Net Assets
     Over Stockholders' Investment, Net         ---              58,982                 ---                 ---             58,982
 Total Stockholders' Investment             648,061             640,115              60,538            (700,653)           648,061
                                         ----------          ----------          ----------          ----------         ----------
 Total Liabilities and Stockholders'
     Investment                          $  751,020          $  940,396          $  558,462          $ (803,949)        $1,445,929
                                         ----------          ----------          ----------          ----------         ----------
                                         ----------          ----------          ----------          ----------         ----------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       Three Months Ended October 31, 1998
                                   (unaudited)
                             (amounts in thousands)


                                                           PARENT
                                                          COMPANY     GUARANTOR  NON-GUARANTOR
                                                            ONLY     SUBSIDIARY  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                          --------   ----------  ------------    ------------    ------------
Net Cash Provided by (Used in) Operating Activities       $ 21,586   $ (11,247)    $ 2,444         $(1,546)        $ 11,237

Net Cash Flows from Investing Activities:
Additions to property and equipment                            ---     (18,634)       (371)            ---          (19,005)
Dispositions of property and equipment                         ---       1,446         ---             ---            1,446
                                                          --------   ---------     -------         -------         --------
Net Cash Provided by (Used in) Investing Activities            ---     (17,188)       (371)            ---          (17,559)
                                                          --------   ---------     -------         -------         --------

Net Cash Flows from Financing Activities:
Proceeds from exercise of stock options                      3,337         ---         ---             ---            3,337
Purchase of common stock                                   (24,923)        ---         ---             ---          (24,923)
Dividends Paid                                                 ---         ---      (1,546)          1,546              ---
                                                          --------   ---------     -------         -------         --------
Net Cash Used in Financing Activities                      (21,586)        ---      (1,546)          1,546          (21,586)
                                                          --------   ---------     -------         -------         --------

Net (Decrease) Increase in Cash and Cash
   Equivalents                                                 ---     (28,435)        527             ---          (27,908)

Cash and Cash Equivalents at Beginning of Period               ---     165,248       7,821             ---          173,069
                                                          --------   ---------     -------         -------         --------

Cash and Cash Equivalents at End of Period                $    ---   $ 136,813     $ 8,348         $   ---         $145,161
                                                          --------   ---------     -------         -------         --------
                                                          --------   ---------     -------         -------         --------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       Three Months Ended October 31,1997
                                   (unaudited)
                             (amounts in thousands)


                                                      PARENT
                                                     COMPANY    GUARANTOR    NON-GUARANTOR
                                                       ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     --------   ----------   ------------    ------------    ------------
Net Cash Provided by (Used in) Operating             $ (7,082)  $   2,854      $(1,000)        $ 1,195        $  (4,033)
  Activities

Net Cash Flows from Investing Activities:
Additions to property and equipment                       ---     (20,074)        (156)            ---          (20,230)
Dispositions of property and equipment                    ---          35          ---             ---               35
Proceeds from Sale of Diamond Park Fine
   Jewelers Division                                      ---      57,642          ---             ---           57,642
                                                     --------   ---------      -------         -------        ---------
Net Cash Provided by (Used in) Investing Activities       ---      37,603         (156)            ---           37,447
                                                     --------   ---------      -------         -------        ---------

Net Cash Flows from Financing Activities:
Payments on long-term debt                                ---        (316)         ---             ---             (316)
Payments on revolving credit agreement                    ---    (192,900)         ---             ---         (192,900)
Borrowings under revolving credit agreement               ---     122,200          ---             ---          122,200
Proceeds from issuance of Senior Notes                 99,530         ---          ---             ---           99,530
Loan from Zale Corp to Zale Delaware                  (99,530)     99,530          ---             ---              ---
Debt issue and capitalized financing costs                ---      (2,400)         ---             ---           (2,400)
Proceeds from exercise of stock options and             7,082         ---          ---             ---            7,082
  warrants
Proceeds from issuance of common stock                    ---         ---        2,500          (2,500)             ---
Dividends paid                                            ---         ---       (1,305)          1,305              ---
                                                     --------   ---------      -------         -------        ---------
Net Cash Provided by (Used in) Financing Activities     7,082      26,114        1,195          (1,195)          33,196
                                                     --------   ---------      -------         -------        ---------

Net Increase in Cash and Cash Equivalents                 ---      66,571           39             ---           66,610

Cash and Cash Equivalents at Beginning of Period          ---      24,014        8,609             ---           32,623
                                                     --------   ---------      -------         -------        ---------

Cash and Cash Equivalents at End of Period           $    ---   $  90,585      $ 8,648         $   ---        $  99,233
                                                     --------   ---------      -------         -------        ---------
                                                     --------   ---------      -------         -------        ---------

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

                                                                  Three Months Ended
                                                                     October 31,
                                                                  ------------------
                                                                  1998          1997
                                                                  ----          ----
     Net Sales                                                    100%          100%
     Cost of Sales                                                52.0          52.1
                                                                  ----          ----
     Gross Margin                                                 48.0          47.9
     Selling, General and Administrative Expenses                 41.4          42.7
     Depreciation and Amortization Expense                         2.5           1.9
     Unusual Item- Gain on Sale of Diamond Park
        Fine Jewelers Division Assets                              ---           0.6
                                                                  ----          ----
     Operating Earnings                                            4.1           3.9
     Interest Expense, Net                                         2.7           3.2
                                                                  ----          ----
     Earnings Before Income Taxes                                  1.4           0.7
     Income Taxes                                                  0.5           0.3
                                                                  ----          ----
     Net Earnings                                                  0.9           0.4
                                                                  ----          ----
                                                                  ----          ----

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

     NET SALES. Net Sales for the three months ended October 31, 1998 increased by $1.7 million to $254.2 million, a 0.7 percent increase compared to the previous year. The previous year's quarter included sales from 186 Diamond Park Fine Jewelry ("Diamond Park") stores operated by the Company. The Company divested 139 Diamond Park stores as of October 6, 1997 and 47 additional Diamond Park stores as of January 31, 1998. Excluding sales from the Diamond Park Fine Jewelers Division, total sales for the quarter increased 8.3 percent. Sales increased largely due to comparable store sales growth of 4.7 percent, as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong store level execution.

     GROSS MARGIN. Gross Margin as a percentage of net sales increased by 0.1 percent for the three month period ending October 31, 1998, compared to the same period last year. There was no LIFO provision required for the three months ended October 31, 1998. The LIFO provision was $ 0.7 million for the three months ended October 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.3 percent as a percentage of net sales, principally due to lower bad debt expense as a percent of sales and a reduction in promotional expense. The reduction in promotional expense is a result of a planned shift of promotional activities to the second quarter. The decrease is also related to the divestiture of the Diamond Park Operations, which had significantly higher payroll and rent costs as a percentage of sales.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $16.8 million and $12.9 million for the three months ended October 31, 1998 and 1997, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.7 million, primarily as a result of the purchase of new assets, principally for new store openings, renovations and refurbishments. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

     UNUSUAL ITEM - GAIN ON SALE OF DIAMOND PARK FINE JEWELERS DIVISION. Unusual Item - Gain on Sale of Diamond Park Fine Jewelers Division was $1.6 million for the three months ended October 31, 1997.

     INTEREST EXPENSE, NET. Interest Expense, Net was $6.9 million and $8.2 million for the three months ended October 31, 1998 and 1997, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings, effective inventory management and the leveraging of accounts payable and accrued liabilities.

     INCOME TAXES. The income tax provision for the three month periods ended October 31, 1998 and 1997 was $1.3 million and $0.6 million, respectively, reflecting an effective tax rate of 37.4 percent and 37.2 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it has not paid significant income taxes subsequent to the adoption of fresh-start reporting. The Company expects to begin paying more significant taxes in fiscal 1999. The Company will realize a cash benefit from utilization of tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a remaining NOL (after limitations) of approximately $250.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of October 31, 1998, the Company had cash and cash equivalents of $145.2 million, and $5.8 million of restricted cash. Restricted cash includes the collateral requirements under the Receivables Securitization Facility established by the Company in July 1994 (the "Receivables Securitization Facility") and the capital requirements of the Company's national bank established by the Company in October 1997. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7% and 40.3% of the Company's annual sales were made during the three months ended January 31, 1998 and 1997, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     The Company, through Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel") and formed to finance customer accounts receivable, has approximately $380.7 million, net of discount, aggregate principal amount of Receivables Backed Notes ("ZFT Receivables Notes" or "Notes") issued and outstanding at October 31, 1998 pursuant to the Receivables Securitization Facility. The ZFT Receivables Notes are secured by a lien on all customer accounts receivable and are scheduled for redemption on July 15, 1999 or may be amortized based on account payments received. The Company expects to redeem the Notes through a refinancing transaction during fiscal 1999. The Notes are classified as non-current at October 31, 1998 as the balance potentially due within the next twelve months can be paid with borrowings under the Company's Revolving Credit Agreement which are considered non-current.

     In order to support the Company's longer-term capital financing requirements, the Company issued $100 million of Senior Notes ("the Senior Notes") on September 23, 1997. These notes bear interest at 8 1/2% and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales among others.

     In order to support the Company's seasonal financing needs, the Company entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At October 31, 1998, there were no loans outstanding under the Revolving Credit Agreement. Letters of credit in the amount of approximately $0.4 million were outstanding at October 31, 1998. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     Under its growth strategy, the Company plans to open approximately 156 new stores, for which it will incur approximately $44 million in capital expenditures during the combined fiscal years 1999 and 2000. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. In the first three months of fiscal 1999, the Company opened 14 of these new stores.

     Since fiscal 1994, the Company has opened, remodeled or refurbished nearly 70 percent of its store base. During the combined fiscal years 1999 and 2000, the Company anticipates spending approximately an additional $44 million to remodel and refurbish approximately 240 more stores. The Company also estimates it will make capital expenditures of approximately $18 million during the combined fiscal years 1999 and 2000 for enhancements to its management information systems. In total, the Company anticipates spending approximately $136.8 million on capital expenditures during the combined fiscal years 1999 and 2000.

     There has been an increase of approximately $107 million in owned merchandise inventories at October 31, 1998 compared to the balance at July 31, 1998. The increase of inventory levels is principally the result of seasonality and new store growth as well as expansion in the depth and breadth of merchandise available in the stores to accommodate increasing sales.

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 1999 up to an aggregate of $50.0 million of the Company's common stock on the open market. As of October 31, 1998, the Company had repurchased approximately 1.0 million shares at an aggregate cost of $24.9 million.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1998 was approximately $38.0 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it has not paid significant income taxes subsequent to the adoption of fresh-start reporting. The Company expects to begin paying more significant income taxes in fiscal year 1999. As of July 31, 1998, the Company had a NOL (after limitations) of approximately $250.8 million, which represents up to $98.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, and net proceeds from the Senior Notes Offering should be sufficient to fund the Company's current operations, debt service, currently anticipated capital expenditure requirements and the stock repurchase program requirements for the foreseeable future.

YEAR 2000

     The Company's management has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of Zale's computer applications and systems required modification to render them Year 2000 compliant. The Company recognizes that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to distribute its merchandise to its stores and to process its daily business for some period of time. However, Company management presently believes that scenario is unlikely based on the progress made in its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

     Zale is using a combination of internal and external resources to make needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/server applications. A formal project began in 1997 to inventory all the specialized software programs and hardware used in the Company's business. The inventory is substantially complete and renovation is currently underway. Non-compliant programs and systems are being replaced, modified or outsourced throughout 1998 and the first half of 1999. Testing continues and will be substantially complete by July 31, 1999. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

     With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company has evaluated the compliance of such systems. Systems that are not compliant will be remediated, upgraded or replaced by July 31, 1999.

     Beginning in June 1998, the Company sent approximately 3,000 inquiries to its vendors requesting compliance certification. The Company has collected responses to those inquiries. It is in the process of following-up with those material vendors who either did not respond or whose response was insufficient. The Company outsources or will outsource its MIS processing and credit processing and inquiry. These outsourcers have contractually committed to Year 2000 compliance and are diligently pursuing that commitment. The Company's primary delivery service provider has stated that its goal is to be Year 2000 compliant by May 31, 1999. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000.

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

     Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have also been certified Year 2000 compliant by the vendors and have been or will be installed by July 31, 1999. To date all of these capital projects were part of the Company's long term strategic capital plan and their timing has not been accelerated as a result of the Year 2000 issue.

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

     This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to the Company's management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, the renovation and remodeling of the Company's existing store locations, the expected impact of the "Year 2000" issue, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonally of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained since bankruptcy; the changes in regulatory requirements which are applicable to the Company's business; management decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1998.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company's financial instruments as of October 31, 1998 has not materially changed since July 31, 1998. The market risk profile on July 31, 1998 is disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

PART II. - OTHER INFORMATION:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 13, 1998, the Annual Meeting of Stockholders of the Company was held at the Boca Raton Conference Center - Boca Raton, Florida. There were 36,692,293 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)  The following directors were elected:

     Name of Nominee                    Votes For              Votes Withheld
     Robert J. DiNicola                 32,299,892                 236,318
     Glen Adams                         32,306,223                 229,987
     Peter P. Copses                    32,307,152                 229,058
     A. David Brown                     32,302,112                 234,098
     Andrea Jung                        32,300,947                 235,263
     Richard C. Marcus                  32,305,223                 230,987
     Charles H. Pistor, Jr.             32,301,112                 235,098
     Andrew H. Tisch                    32,301,123                 235,087

(c) The approval of the Zale Corporation Executive Bonus Plan was ratified with 31,934,862 votes for, 568,774 votes against, and 32,574 abstentions.

(d) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 1999 was ratified with 32,498,369 votes for, 20,164 votes against and 17,677 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Part I Exhibits-

         27       -Financial data schedule.

         Part II Exhibits-

          *10.1 -Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Robert J. DiNicola. (1)

          *10.2 -Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Beryl B. Raff. (1)

          *10.3 -Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Alan P. Shor. (1)

          *10.4 -Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Mary L. Forte. (1)

          *10.5 -Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Sue E. Gove. (1)

--------------
(1)   Filed herewith.

*    Management Contracts and Compensatory Plans.


(b)      Form 8-K

         99 Press Release issued by the Company on September 1, 1998.

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

                                                Zale Corporation
                                       ---------------------------------------
                                                 (Registrant)




Date  December 4, 1998                 /s/ MARK R. LENZ
                                       ---------------------------------------
                                       Mark R. Lenz
                                       Senior Vice-President, Controller
                                       (principal accounting officer of the
                                         registrant)

                                INDEX TO EXHIBITS

Exhibit Number
--------------
          10.1      -Amendment to Employment Agreement, dated as of October 8,
                    1998, between Zale Corporation and Robert J. DiNicola.

          10.2      -Amendment to Employment Agreement, dated as of October 8,
                    1998, between Zale Corporation and Beryl B. Raff.

          10.3      -Amendment to Employment Agreement, dated as of October 8,
                    1998, between Zale Corporation and Alan P. Shor.

          10.4      -Amendment to Employment Agreement, dated as of October 8,
                    1998, between Zale Corporation and Mary L. Forte.

          10.5      -Amendment to Employment Agreement, dated as of October 8,
                    1998, between Zale Corporation and Sue E. Gove.

          27        -Financial data schedule.