Form 10-Q
period 1999-01-31
ZALE CORP
filed 1999-03-05
CIK 109156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 19, 1999, 36,100,466 shares of the registrant's common stock were outstanding.

================================================================================

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index

                                                                       Page
                                                                       ----
Part I.       Financial Information:

Item 1.       Financial Statements

              Consolidated Statements of Operations                     3

              Consolidated Balance Sheets                               4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6

Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations                       17

Part II.      Other Information:

Item 6.       Exhibits and Reports on Form 8-K                          23

Signature                                                               24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended                 Six Months Ended
                                                              January 31,                       January 31,
                                                      ---------------------------     ----------------------------
                                                          1999           1998             1999            1998
                                                      ------------   ------------     ------------    ------------
Net Sales                                             $    567,952   $    522,017     $    822,138    $    774,543
Cost of Sales                                              291,830        270,576          423,927         402,179
                                                      ------------   ------------     ------------    ------------
Gross Margin                                               276,122        251,441          398,211         372,364
Selling, General and Administrative Expenses               159,302        148,249          264,588         256,188
Depreciation and Amortization Expense                        6,900          5,356           13,372          10,154
Unusual Item- Gain on Sale of Diamond Park
    Fine Jewelers Division                                     ---            ---              ---          (1,634)
Unusual Item - Gain on Sale of Land                            ---         (4,720)             ---          (4,720)
                                                      ------------   ------------     ------------    ------------
Operating Earnings                                         109,920        102,556          120,251         112,376
Interest Expense, Net                                        7,749          8,369           14,625          16,524
                                                      ------------   ------------     ------------    ------------
Earnings Before Income Taxes                               102,171         94,187          105,626          95,852
Income Taxes                                                38,211         35,250           39,503          35,869
                                                      ------------   ------------     ------------    ------------
Net Earnings                                          $     63,960   $     58,937     $     66,123    $     59,983
                                                      ------------   ------------     ------------    ------------
                                                      ------------   ------------     ------------    ------------
Earnings Per Common Share:
    Basic                                             $       1.78   $       1.65     $       1.84    $       1.69
    Diluted                                           $       1.75   $       1.57     $       1.81    $       1.60

Weighted Average Number of Common
    Shares Outstanding:
    Basic                                                   35,908         35,669           35,987          35,450
    Diluted                                                 36,456         37,584           36,534          37,576


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                    January 31,      July 31,       January 31,
                                                       1999            1998            1998
                                                   ------------    ------------    ------------
                                                    (unaudited)                     (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                        $    141,599    $    173,069    $    102,591
  Restricted Cash                                         8,956           6,192          11,117
  Customer Receivables, Net                             587,730         495,468         548,323
  Merchandise Inventories                               545,536         478,467         522,328
  Other Current Assets                                   25,072          26,720          26,114
                                                   ------------    ------------    ------------
Total Current Assets                                  1,308,893       1,179,916       1,210,473

Property and Equipment, Net                             174,941         162,884         152,938
Other Assets                                             46,631          44,326          45,715
Deferred Tax Asset, Net                                  58,803          58,803          52,700
                                                   ------------    ------------    ------------
Total Assets                                       $  1,589,268    $  1,445,929    $  1,461,826
                                                   ------------    ------------    ------------
                                                   ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Current Portion of Long-term Debt                $    100,103    $        ---    $         12
  Accounts Payable and Accrued Liabilities              271,290         187,621         198,300
  Deferred Tax Liability, Net                            20,800          20,800          23,700
                                                   ------------    ------------    ------------
Total Current Liabilities                               392,193         208,421         222,012

Non-current Liabilities                                  60,730          50,190          51,885
Long-term Debt                                          380,210         480,275         480,314
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                          56,033          58,982          61,931

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                           ---             ---             ---
  Common Stock                                              386             380             363
  Additional Paid-In Capital                            485,533         477,657         444,577
  Unrealized Gains on Securities                          4,424           2,851           2,359
  Accumulated Earnings                                  277,464         211,341         202,387
                                                   ------------    ------------    ------------
                                                        767,807         692,229         649,686
  Treasury Stock                                        (67,705)        (44,168)         (4,002)
                                                   ------------    ------------    ------------
Total Stockholders' Investment                          700,102         648,061         645,684
                                                   ------------    ------------    ------------
Total Liabilities and Stockholders' Investment     $  1,589,268    $  1,445,929    $  1,461,826
                                                   ------------    ------------    ------------
                                                   ------------    ------------    ------------


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (amounts in thousands)

                                                         Six Months Ended    Six Months Ended
                                                             January 31,         January 31,
                                                                 1999               1998
                                                         ----------------    ----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $     66,123        $     59,983
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization expense                           13,995              10,654
  Non-cash charge in lieu of tax expense                          12,247              35,674
  Unusual Item- Gain on Sale of Diamond Park Fine
    Jewelers Division                                                ---              (1,634)
  Unusual Item - Gain on Sale of Land                                ---              (4,720)
Changes in:
  Restricted cash                                                 (2,764)             (2,104)
  Customer receivables, net                                      (92,262)            (94,053)
  Merchandise inventories                                        (67,069)            (59,059)
  Other current assets                                             1,648              13,157
  Other assets                                                    (1,582)             (1,127)
  Accounts payable and accrued liabilities                        84,951              53,520
  Non-current liabilities                                           (635)             (3,918)
                                                            ------------        ------------
Net Cash Provided by Operating Activities                         14,652               6,373
                                                            ------------        ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                              (29,290)            (35,957)
Dispositions of property and equipment                             1,177                 394
Net proceeds from the Sale of Diamond Park
  Fine Jewelers Division                                             ---              57,642
Proceeds from Sale of Land                                           ---               8,074
                                                            ------------        ------------
Net Cash (Used In) Provided by Investing Activities              (28,113)             30,153
                                                            ------------        ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                           ---                (316)
Payments on revolving credit agreement                               ---            (192,900)
Borrowings under revolving credit agreement                          ---             122,200
Proceeds from issuance of Senior Notes                               ---              99,530
Debt issue and capitalized financing costs                           ---              (2,400)
Proceeds from exercise of stock options and warrants               6,914               7,328
Purchase of common stock                                         (24,923)                ---
                                                            ------------        ------------
Net Cash (Used In) Provided by Financing Activities              (18,009)             33,442
                                                            ------------        ------------

Net (Decrease) Increase in Cash and Cash Equivalents             (31,470)             69,968

Cash and Cash Equivalents at Beginning of Period                 173,069              32,623
                                                            ------------        ------------
Cash and Cash Equivalents at End of Period                  $    141,599        $    102,591
                                                            ------------        ------------
                                                            ------------        ------------
Supplemental cash flow information:

Interest paid                                               $     17,963        $     17,736
Interest received                                           $      4,444        $      4,576
Income taxes paid (net of refunds received)                 $      1,561        $        502

                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     Zale Corporation and its wholly owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in the United States. At January 31, 1999, the Company operated 1,138 retail jewelry stores located primarily in shopping malls throughout the United States and Puerto Rico. The Company operates three divisions: Zales-Registered Trademark-, Gordon's-Registered Trademark-, and Bailey, Banks and Biddle-Registered Trademark-. The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than the Zales Division. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Under the Zales brand name, the Company operated fifteen Zales Outlet stores in eight states and offered online shopping at www.zales.com at January 31, 1999.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three and six month periods ended January 31, 1999 and 1998. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1998. The classifications in use at January 31, 1999 have been applied to the financial statements for July 31, 1998 and January 31, 1998.

     The results of operations for the three and six month periods ended January 31, 1999 and 1998 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

     The Company accounts for earnings per common share under the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,252,500 for the three month period ended January 31, 1999, and 1,262,000 for the six month period ended January 31, 1999. There were no antidilutive common stock equivalents for the three and six month periods ended January 31, 1998.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)

EARNINGS PER COMMON SHARE (CONTINUED)

                                                                 Three Months Ended                 Six Months Ended
                                                                    January 31,                        January 31,
                                                            ---------------------------     ------------------------------
                                                                1999           1998             1999             1998
                                                            ------------   ------------     ------------    --------------
                                                                   (amounts in thousands, except per share amounts)
      Net earnings available to shareholders                $    63,960    $     58,937     $     66,123     $     59,983

      BASIC:
      Weighted average number of common shares
         outstanding                                             35,908          35,669           35,987           35,450

      Net earnings per common share - basic                 $      1.78    $       1.65     $       1.84     $       1.69
                                                            ------------   ------------     ------------    --------------
                                                            ------------   ------------     ------------    --------------

      DILUTED:
      Weighted average number of common shares outstanding       35,908          35,669           35,987           35,450

      Effect of dilutive securities:
         Stock options                                              548             795              547              974
         Warrants                                                   ---           1,120              ---            1,152
                                                            ------------   ------------     ------------    --------------
      Weighted average number of common shares
         outstanding as adjusted                                 36,456          37,584           36,534           37,576

      Net earnings per common share - diluted               $      1.75    $       1.57     $       1.81     $       1.60
                                                            ------------   ------------     ------------    --------------
                                                            ------------   ------------     ------------    --------------

STOCK REPURCHASE PLAN

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50.0 million of the Company's common stock on the open market through fiscal year 1999. As of January 31, 1999 the Company had repurchased approximately 1.0 million shares at an aggregate cost of $24.9 million.

COMPREHENSIVE INCOME

     Effective August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 1999 and 1998 are as follows:

                                            Three Months Ended                         Six Months Ended
                                               January 31,                               January 31,
                                  ---------------------------------------   ---------------------------------------
                                        1999                 1998                 1999                 1998
                                  ------------------   ------------------   ------------------   ------------------
                                                                  (amounts in thousands)
Net Earnings                      $          63,960    $         58,937     $         66,123     $         59,983
Other Comprehensive Income -
   Unrealized gains on
   investment securities - net                  971                  68                1,573                  177
                                  ------------------   ------------------   ------------------   ------------------
Total Comprehensive Income        $          64,931    $         59,005     $         67,696     $         60,160
                                  ------------------   ------------------   ------------------   ------------------
                                  ------------------   ------------------   ------------------   ------------------

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

ZALE FUNDING TRUST RECEIVABLES NOTES

     Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel and formed to finance customer accounts receivable, has approximately $380.7 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued and outstanding at January 31, 1999 pursuant to the Receivables Securitization Facility. The Receivables Notes are secured by a lien on all customer accounts receivable and are scheduled for redemption on July 15, 1999 or may be amortized based on customer account payments received. The Company expects that ZFT will redeem the Receivables Notes through the issuance of new notes by ZFT on or about July 15, 1999. As of January 31, 1999, $280.6 million of the aggregate principal amount is classified as non-current as $225.0 million of this amount potentially due within the next twelve months can be paid with borrowings under the Company's Revolving Credit Agreement (as defined herein), and $55.6 million would not be amortized within the next twelve months based on customer account payments received.

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the "Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       Three Months Ended January 31, 1999
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR      NON-GUARANTOR
                                             ONLY          SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                          ------------     ------------    ---------------    ---------------     -------------
Net Sales                                 $       ---      $  556,547      $     11,405        $       ---         $  567,952
Cost of Sales                                     ---         285,732             6,098                ---            291,830
                                          ------------     ------------    ---------------    ---------------     -------------
Gross Margin                                      ---         270,815             5,307                ---            276,122
Selling, General, and Administrative
  Expenses (Income)                                37         166,370            (7,105)               ---            159,302
Depreciation and Amortization Expense             ---           6,578               322                ---              6,900
                                          ------------     ------------    ---------------    ---------------     -------------
Operating Earnings (Loss)                         (37)         97,867            12,090                ---            109,920
Interest Expense, Net                             ---          (3,394)           11,143                ---              7,749
                                          ------------     ------------    ---------------    ---------------     -------------
Income (Loss) Before Income Taxes                 (37)        101,261               947                ---            102,171
Income Taxes                                      (14)         37,871               354                ---             38,211
                                          ------------     ------------    ---------------    ---------------     -------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (23)         63,390               593                ---             63,960
Equity in Earnings of Subsidiaries             63,983             593               ---            (64,576)               ---
                                          ------------     ------------    ---------------    ---------------     -------------
Net Earnings                               $   63,960      $   63,983      $        593        $   (64,576)        $   63,960
                                          ------------     ------------    ---------------    ---------------     -------------
                                          ------------     ------------    ---------------    ---------------     -------------

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       Three Months Ended January 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR      NON-GUARANTOR
                                             ONLY          SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                          ------------     ------------    ---------------    ---------------    -------------
Net Sales                                 $       ---      $  514,271      $     7,746         $        ---       $  522,017
Cost of Sales                                     ---         266,722            3,854                  ---          270,576
                                          ------------     ------------    ---------------    ---------------    -------------
Gross Margin                                      ---         247,549            3,892                  ---          251,441
Selling, General, and Administrative
  Expenses (Income)                                37         156,919           (8,707)                 ---          148,249
Depreciation and Amortization Expense             ---           5,041              315                  ---            5,356
Unusual item - Gain on Sale of Land               ---          (4,720)             ---                  ---           (4,720)
                                          ------------     ------------    ---------------    ---------------    -------------
Operating Earnings (Loss)                         (37)         90,309           12,284                  ---          102,556
Interest Expense, Net                             ---          (1,475)           9,844                  ---            8,369
                                          ------------     ------------    ---------------    ---------------    -------------
Earnings (Loss) Before Income Taxes               (37)         91,784            2,440                  ---           94,187
Income Taxes                                      (14)         34,352              912                  ---           35,250
                                          ------------     ------------    ---------------    ---------------    -------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (23)         57,432            1,528                  ---           58,937
Equity in Earnings of Subsidiaries             58,960           1,401              ---              (60,361)             ---
                                          ------------     ------------    ---------------    ---------------    -------------
Net Earnings                               $   58,937      $   58,833      $     1,528         $    (60,361)      $   58,937
                                          ------------     ------------    ---------------    ---------------    -------------
                                          ------------     ------------    ---------------    ---------------    -------------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Six Months Ended January 31, 1999
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR       NON-GUARANTOR
                                             ONLY           SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                          ------------     -------------    ---------------    ---------------   ---------------
Net Sales                                 $       ---      $  805,867       $     16,271       $        ---       $    822,138
Cost of Sales                                     ---         415,502              8,425                ---            423,927
                                          ------------     -------------    ---------------    ---------------   ---------------
Gross Margin                                      ---         390,365              7,846                ---            398,211
Selling, General, and Administrative
  Expenses (Income)                                75         282,086            (17,573)               ---            264,588
Depreciation and Amortization Expense             ---          12,700                672                ---             13,372
                                          ------------     -------------    ---------------    ---------------   ---------------
Operating Earnings (Loss)                         (75)         95,579             24,747                ---            120,251
Interest Expense, Net                             ---          (6,419)            21,044                ---             14,625
                                          ------------     -------------    ---------------    ---------------   ---------------
Income (Loss) Before Income Taxes                 (75)        101,998              3,703                ---            105,626
Income Taxes                                      (28)         38,146              1,385                ---             39,503
                                          ------------     -------------    ---------------    ---------------   ---------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (47)         63,852              2,318                ---             66,123
Equity in Earnings of Subsidiaries             66,170           2,318                ---            (68,488)               ---
                                          ------------     -------------    ---------------    ---------------   ---------------
Net Earnings                              $    66,123      $   66,170       $      2,318       $    (68,488)      $     66,123
                                          ------------     -------------    ---------------    ---------------   ---------------
                                          ------------     -------------    ---------------    ---------------   ---------------

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Six Months Ended January 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR      NON-GUARANTOR
                                             ONLY          SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                          ------------     ------------    ---------------    ---------------    -------------
Net Sales                                 $       ---      $  762,507      $     12,036        $        ---       $  774,543
Cost of Sales                                     ---         396,172             6,007                 ---          402,179
                                          ------------     ------------    ---------------    ---------------    -------------
Gross Margin                                      ---         366,335             6,029                 ---          372,364
Selling, General, and Administrative
  Expenses (Income)                                75         271,093           (14,980)                ---          256,188
Depreciation and Amortization Expense             ---           9,542               612                 ---           10,154
Unusual  Item - Gain on Sale of Diamond
  Park Fine Jewelers Division                     ---          (1,634)              ---                 ---           (1,634)
Unusual Item - Gain on Sale of Land               ---          (4,720)              ---                 ---           (4,720)
                                          ------------     ------------    ---------------    ---------------    -------------
Operating Earnings (Loss)                         (75)         92,054            20,397                 ---          112,376
Interest (Income) Expense, Net                    ---          (2,072)           18,596                 ---           16,524
                                          ------------     ------------    ---------------    ---------------    -------------
Earnings (Loss) Before Income Taxes               (75)         94,126             1,801                 ---           95,852
Income Taxes                                      (28)         35,223               674                 ---           35,869
                                          ------------     ------------    ---------------    ---------------    -------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (47)         58,903             1,127                 ---           59,983
Equity in Earnings of Subsidiaries             60,030           1,001               ---             (61,031)             ---
                                          ------------     ------------    ---------------    ---------------    -------------
Net Earnings                              $    59,983      $   59,904      $      1,127        $    (61,031)      $   59,983
                                          ------------     ------------    ---------------    ---------------    -------------
                                          ------------     ------------    ---------------    ---------------    -------------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                January 31, 1999
                                   (unaudited)
                             (amounts in thousands)

                                                                            ASSETS

                                             PARENT
                                            COMPANY        GUARANTOR      NON-GUARANTOR
                                              ONLY         SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------------    ------------    --------------   ------------    ------------
Current Assets:
  Cash and Cash Equivalents               $        ---    $     89,674    $      51,925    $        ---    $    141,599
  Restricted Cash                                  ---             485            8,471             ---           8,956
  Customer Receivables, Net                        ---             ---          587,730             ---         587,730
  Merchandise Inventories                          ---         535,065           10,471             ---         545,536
  Other Current Assets                             ---          23,271            1,801             ---          25,072
                                          ------------    ------------    -------------    ------------    ------------
Total Current Assets                               ---         648,495          660,398             ---       1,308,893

Investment in Subsidiaries                     700,248          56,573              ---        (756,821)            ---
Property and Equipment, Net                        ---         170,914            4,027             ---         174,941
Intercompany Receivable                        102,817         138,958              ---        (241,775)            ---
Other Assets                                       ---           9,759           36,872             ---          46,631
Deferred Tax Assets, Net                            58          58,742                3             ---          58,803
                                          ------------    ------------    -------------    ------------    ------------
    Total Assets                          $    803,123    $  1,083,441    $     701,300    $   (998,596)   $  1,589,268
                                          ------------    ------------    -------------    ------------    ------------
                                          ------------    ------------    -------------    ------------    ------------

                                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt       $        ---    $        ---    $     100,103    $        ---    $    100,103
  Accounts Payable and Accrued
    Liabilities                                  2,803         265,461            3,026             ---         271,290
  Deferred Tax Liability, Net                      646          20,154              ---             ---          20,800
                                          ------------    ------------    -------------    ------------    ------------
Total Current Liabilities                        3,449         285,615          103,129             ---         392,193

Non-current Liabilities                            ---          49,594           11,136             ---          60,730
Intercompany Payable                               ---             ---          241,775        (241,775)            ---
Long-term Debt                                  99,572             ---          280,638             ---         380,210
Excess of Revalued Net Assets
   Over Stockholders' Investment, Net              ---          56,033              ---             ---          56,033
Total Stockholders' Investment                 700,102         692,199           64,622        (756,821)        700,102
                                          ------------    ------------    -------------    ------------    ------------
Total Liabilities and Stockholders'
  Investment                              $    803,123    $  1,083,441    $     701,300    $   (998,596)    $ 1,589,268
                                          ------------    ------------    -------------    ------------    ------------
                                          ------------    ------------    -------------    ------------    ------------

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  July 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                                                                ASSETS

                                                PARENT
                                                COMPANY       GUARANTOR      NON-GUARANTOR
                                                 ONLY         SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    -------------   ------------    ------------
Current Assets:
  Cash and Cash Equivalents                  $        ---    $    165,248    $      7,821    $        ---    $    173,069
  Restricted Cash                                     ---           1,541           4,651             ---           6,192
  Customer Receivables, Net                           ---             ---         495,468             ---         495,468
  Merchandise Inventories                             ---         468,076          10,391             ---         478,467
  Other Current Assets                                ---          24,502           2,218             ---          26,720
                                             ------------    ------------    ------------    ------------    ------------
Total Current Assets                                  ---         659,367         520,549             ---       1,179,916

Investment in Subsidiaries                        648,160          52,493             ---        (700,653)            ---
Property and Equipment, Net                           ---         158,807           4,077             ---         162,884
Intercompany Receivable                           102,801             495             ---        (103,296)            ---
Other Assets                                          ---          10,493          33,833             ---          44,326
Deferred Tax Assets, Net                               59          58,741               3             ---          58,803
                                             ------------    ------------    ------------    ------------    ------------
Total Assets                                 $    751,020    $    940,396    $    558,462    $   (803,949)   $  1,445,929
                                             ------------    ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------    ------------

                                                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt          $        ---    $        ---     $       ---    $        ---    $        ---
  Accounts Payable and Accrued Liabilities          2,758         182,725           2,138             ---         187,621
  Deferred Tax Liability, Net                         646          20,154             ---             ---          20,800
                                             ------------    ------------    ------------    ------------    ------------
Total Current Liabilities                           3,404         202,879           2,138             ---         208,421

Non-current Liabilities                               ---          38,420          11,770             ---          50,190
Intercompany Payable                                  ---             ---         103,296        (103,296)            ---
Long-term Debt                                     99,555             ---         380,720             ---         480,275
Excess of Revalued Net Assets
  Over Stockholders' Investment, Net                  ---          58,982             ---             ---          58,982
Total Stockholders' Investment                    648,061         640,115          60,538        (700,653)        648,061
                                             ------------    ------------    ------------    ------------    ------------
Total Liabilities and  Stockholders'
  Investment                                 $    751,020    $    940,396    $    558,462    $   (803,949)   $  1,445,929
                                             ------------    ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------    ------------

                          ZALE CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)
       SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (CONTINUED)

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                          Six Months Ended January 31, 1999
                                     (unaudited)
                               (amounts in thousands)

                                                  PARENT
                                                 COMPANY          GUARANTOR     NON-GUARANTOR
                                                   ONLY          SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -----------     ------------    -------------   ------------    ------------
Net Cash Provided by (Used in) Operating
  Activities                                    $     18,009    $    (48,083)   $     47,741    $     (3,015)   $     14,652

Net Cash Flows from Investing Activities:
Additions to property and equipment                      ---         (28,625)           (665)            ---         (29,290)
Dispositions of property and equipment                   ---           1,134              43             ---           1,177
                                                ------------    ------------    ------------    ------------    ------------
Net Cash Used in Investing Activities                    ---         (27,491)           (622)            ---         (28,113)
                                                ------------    ------------    ------------    ------------    ------------

Net Cash Flows from Financing Activities:
Proceeds from exercise of stock options                6,914             ---             ---             ---           6,914
Purchase of  common stock                            (24,923)            ---             ---             ---         (24,923)
Dividends paid                                           ---             ---          (3,015)          3,015             ---
                                                ------------    ------------    ------------    ------------    ------------
Net Cash Used in Financing Activities                (18,009)            ---          (3,015)          3,015         (18,009)
                                                ------------    ------------    ------------    ------------    ------------

Net (Decrease) Increase in Cash and Cash
  Equivalents                                            ---         (75,574)         44,104             ---         (31,470)

Cash and Cash Equivalents at Beginning of
  Period                                                 ---         165,248           7,821             ---         173,069
                                                ------------    ------------    ------------    ------------    ------------

Cash and Cash Equivalents at End of Period      $        ---    $     89,674    $     51,925    $        ---    $    141,599
                                                ------------    ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------    ------------

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        Six Months Ended January 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                                  PARENT
                                                 COMPANY          GUARANTOR     NON-GUARANTOR
                                                   ONLY          SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -----------     ------------    -------------   ------------    ------------
Net Cash Provided by (Used in) Operating
  Activities                                    $     (7,328)    $    10,501    $      5,381     $    (2,181)   $      6,373

Net Cash Flows from Investing Activities:
Additions to property and equipment                      ---         (35,246)           (711)            ---         (35,957)
Dispositions of property and equipment                   ---             293             101             ---             394
Proceeds from the Sale of Diamond Park Fine
   Jewelers Division                                     ---          57,642             ---             ---          57,642
Proceeds from Sale of Land                               ---           8,074             ---             ---           8,074
                                                ------------    ------------    ------------    ------------    ------------

Net Cash Provided by (Used in) Investing
  Activities                                             ---          30,763            (610)            ---          30,153
                                                ------------    ------------    ------------    ------------    ------------

Net Cash Flows from Financing Activities:
Payments on long-term debt                               ---            (316)            ---             ---            (316)
Payments on revolving credit agreement                   ---        (192,900)            ---             ---        (192,900)
Borrowings under revolving credit agreement              ---         122,200             ---             ---         122,200
Proceeds from issuance of Senior Notes                99,530             ---             ---             ---          99,530
Loan from Zale Corporation to Zale Delaware          (99,530)         99,530             ---             ---             ---
Debt issue and capitalized financing costs               ---          (2,400)            ---             ---          (2,400)
Proceeds from exercise of stock options                7,328             ---             ---             ---           7,328
Proceeds from issuance of common stock                   ---             ---           2,500          (2,500)            ---
Dividends paid                                           ---             ---          (4,681)          4,681             ---
                                                ------------    ------------    ------------    ------------    ------------
Net Cash Provided by (Used in) Financing
  Activities                                           7,328          26,114          (2,181)          2,181          33,442
                                                ------------    ------------    ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                ---          67,378           2,590             ---          69,968

Cash and Cash Equivalents at Beginning of
  Period                                                 ---          24,014           8,609             ---          32,623
                                                ------------    ------------    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period      $        ---    $     91,392    $     11,199    $        ---    $    102,591
                                                ------------    ------------    ------------    ------------    ------------
                                                ------------    ------------    ------------    ------------    ------------

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

                                                                   Three Months Ended            Six Months Ended
                                                                       January 31,                  January 31,
                                                                --------------------------    ------------------------
                                                                   1999            1998         1999          1998
                                                                -----------     ----------    ---------    -----------
Net Sales                                                           100%           100%          100%          100%
Cost of Sales                                                       51.4           51.8          51.6          51.9
                                                                -----------     ----------    ---------    -----------
Gross Margin                                                        48.6           48.2          48.4          48.1
Selling, General and Administrative Expenses                        28.0           28.4          32.2          33.1
Depreciation and Amortization Expense                                1.2            1.0           1.6           1.3
Unusual Item-Gain on Sale of Diamond Park
   Fine Jewelers Division                                          ---             ---          ---            (0.2)
Unusual Item- Gain on Sale of Land                                 ---             (0.9)        ---            (0.6)
                                                                -----------     ----------    ---------    -----------
Operating Earnings                                                  19.4           19.7          14.6          14.5
Interest Expense, Net                                                1.4            1.6           1.8           2.1
                                                                -----------     ----------    ---------    -----------
Earnings Before Income Taxes                                        18.0           18.1          12.8          12.4
Income Taxes                                                         6.7            6.8           4.8           4.7
                                                                -----------     ----------    ---------    -----------
Net Earnings                                                        11.3           11.3           8.0           7.7
                                                                -----------     ----------    ---------    -----------
                                                                -----------     ----------    ---------    -----------

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

     NET SALES. Net Sales for the three months ended January 31, 1999 increased by $45.9 million to $568.0 million, an 8.8 percent increase compared to the previous year. The previous year's quarter included sales from Diamond Park Fine Jewelry ("Diamond Park") stores, which the Company divested during fiscal 1998. Excluding sales from Diamond Park stores, total sales for the quarter increased 10.3 percent. Sales increased largely due to comparable store sales growth of 7.0 percent, as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful marketing initiatives and strong store level execution.

     GROSS MARGIN. Gross Margin as a percentage of net sales increased by 0.4 percent for the three month period ending January 31, 1999, compared to the same period last year, principally as a result of lower markdowns. The LIFO provision was $0.4 million the three month period ended January 31, 1999. There was no LIFO provision required for the three months ended January 31, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expense decreased 0.4 percent as a percentage of net sales, principally due to store productivity improvements and the divestiture of the Diamond Park division, which had significantly higher payroll and rent costs as a percentage of sales. The improvement in store productivity was partially offset by a planned shift of promotional activities from the first quarter to the second quarter to continue the company's brand development efforts and target peak mall traffic.

     EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense, and Unusual Items were $116.8 million and $103.2 million for the three months ended January 31, 1999 and 1998, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $1.5 million, primarily as a result of the purchase of new assets principally for new store openings, renovations and refurbishments. Due to fresh start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

     UNUSUAL ITEM - GAIN ON SALE OF LAND. Unusual Item - Gain on Sale of Land represents the $4.7 million gain on the sale of excess land surrounding the Company's corporate headquarters facility during the second quarter of fiscal year 1998.

     INTEREST EXPENSE, NET. Interest Expense, Net was $7.7 million and $8.4 million for the three months ended January 31, 1999 and 1998, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings, effective inventory management and leveraging of accounts payable and accrued liabilities.

     INCOME TAXES. The Income Tax provision for the three month periods ended January 31, 1999 and 1998 was $38.2 million and $35.3 million, respectively, reflecting an effective tax rate of 37.4 percent for both periods. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it has not paid significant income taxes subsequent to the adoption of fresh-start reporting. Due to continued growth in earnings and the restrictions placed on the Company's remaining NOL, the Company expects to begin paying more significant taxes in fiscal 1999. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a remaining NOL (after limitations) of approximately $250.8 million.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31,
1998

     NET SALES. Net sales for the six months ended January 31, 1999 increased by $47.6 million to $822.1 million, a 6.1 percent increase compared to the previous year. The previous year's period included sales from Diamond Park stores. The Company divested 139 Diamond Park stores as of October 6, 1997 and 47 additional Diamond Park stores as of January 31, 1998. Excluding sales from the Diamond Park division, total sales for the period increased 9.6 percent. Sales increased largely due to comparable store sales growth of 6.3 percent, as well as new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful marketing initiatives and strong store level execution.

     GROSS MARGIN. Gross Margin as a percentage of net sales increased by 0.3 percent for the six month period ended January 31, 1999, compared to the same period last year, principally as a result of lower markdowns. The LIFO provision was $0.4 million and $0.7 million for the six months ended January 31, 1999 and 1998, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 0.9 percent as a percentage of net sales, principally due to store productivity improvements and the divestiture of the Diamond Park operations which had significantly higher payroll and rent costs as a percentage of sales.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. Earnings Before Interest Taxes, Depreciation and Amortization Expense and Unusual Items were $133.6 million and $116.2 million for the six months ended January 31, 1999 and 1998.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $3.2 million, primarily as a result of the purchase of new assets principally for new store openings, renovations and refurbishments. Due to fresh start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

     UNUSUAL ITEM - GAIN ON SALE OF DIAMOND PARK FINE JEWELERS DIVISION. Unusual Item - Gain on Sale of Diamond Park Fine Jewelers Division was $1.6 million for the six month period ended January 31, 1998.

     UNUSUAL ITEM - GAIN ON SALE OF LAND. Unusual Item - Gain on Sale of Land of $4.7 million represents the gain on the sale of excess land surrounding the Company's corporate headquarters facility, during the second quarter of fiscal year 1998.

     INTEREST EXPENSE NET. Interest Expense, Net was $14.6 million and $16.5 million for the six months ended January 31, 1999 and 1998, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings, effective inventory management and leveraging of accounts payable and accrued liabilities.

     INCOME TAXES. The Income Tax expense for the six month period ended January 31, 1999 and 1998 was $39.5 million and $35.9 million, respectively, reflecting an effective tax rate of 37.4 percent for both periods. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it has not paid any significant income taxes subsequent to fresh-start reporting. Due to continued growth in earnings and the restrictions placed on the Company's remaining NOL, the Company expects to begin paying more significant taxes in fiscal 1999. The Company will realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a remaining NOL (after limitations) of approximately $250.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of January 31, 1999, the Company had cash and cash equivalents of $141.6 million, and $9.0 million of restricted cash. The retail jewelry business is highly seasonal with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent and 40.3 percent of the Company's annual sales were made during the three months ended January 31, 1998 and 1997, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel") and formed to finance customer accounts receivable, has approximately $380.7 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued and outstanding at January 31, 1999 pursuant to the Receivables Securitization Facility. The Receivables Notes are secured by a lien on all customer accounts receivable and are scheduled for redemption on July 15, 1999 or may be amortized based on customer account payments received. The Company expects that ZFT will redeem the ZFT Receivables Notes through the issuance of new notes by ZFT on or about July 15, 1999. As of January 31, 1999, $280.6 million of the aggregate principal amount is classified as non-current as $225.0 million of this amount potentially due within the next twelve months can be paid with borrowings under the Company's Revolving Credit Agreement (as defined herein), and $55.6 million would not be amortized within the next twelve months based on customer account payments received.

     In order to support the Company's longer-term capital financing requirements, the Company issued $100 million of the Senior Notes on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement (as defined herein)and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants, including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including limitations on the repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

     In order to support the Company's seasonal financing needs, the Company entered into a three year unsecured Revolving Credit Agreement with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At January 31, 1999, there were no loans outstanding under the Revolving Credit Agreement. At the Company's election, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     Under its growth strategy, the Company plans to open approximately 150 new stores for which it will incur approximately $36 million in capital expenditures during the combined fiscal years 1999 and 2000. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is under represented. In the first six months of fiscal 1999, the Company opened 25 of these new stores.

     Since fiscal 1994, the Company has opened, remodeled or refurbished approximately 70 percent of its store base. During the combined fiscal years 1999 and 2000, the Company anticipates spending approximately $40 million in additional funds to remodel and refurbish approximately 200 more stores. The Company also estimates it will make capital expenditures of approximately $18 million during the combined fiscal years 1999 and 2000 for enhancements to its management information systems. In total, the Company anticipates spending approximately $130 million on capital expenditures during the combined fiscal years 1999 and 2000.

     There has been an increase of $67.1 million in owned merchandise inventories at January 31, 1999 compared to the balance at July 31, 1998. The increase of inventory levels is principally the result of seasonality and new store growth as well as expansion in the depth and breadth of merchandise available in the stores to accommodate increasing sales.

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50.0 million of the Company's common stock on the open market through fiscal year 1999. As of January 31, 1999, the Company had repurchased approximately 1.0 million shares at an aggregate cost of $24.9 million.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1998 was approximately $38.0 million. Guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting require the Company to report earnings on a fully-taxed basis even though it has not paid significant income taxes subsequent to the adoption of fresh-start reporting. Due to continued growth in earnings and the restrictions placed on the Company's remaining NOL,the Company expects to begin paying more significant income taxes in fiscal year 1999. As of July 31, 1998, the Company had a NOL (after limitations) of approximately $250.8 million, which represents up to $98.0 million in future tax benefits. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Receivables Securitization Facility, and amounts available from the transaction redeeming the Receivables Notes, and net proceeds from the Senior Notes offering should be sufficient to fund the Company's current operations, debt service, currently anticipated capital expenditure requirements and stock repurchase program requirements for the foreseeable future.

YEAR 2000

     The Company's management has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of the Company's computer applications and systems require modification in order to render these systems Year 2000 compliant. The Company recognizes that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to distribute its merchandise to its stores and to process its daily business for some period of time. However, Company management presently believes that scenario is unlikely based on the progress made in its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

     Zale is using a combination of internal and external resources to assess and make the needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/server applications. A formal project began in 1997 to inventory all the specialized software programs and hardware used in the Company's business. The inventory is complete and continues to be validated quarterly, and renovation is well underway. Non-compliant programs and systems are being replaced, modified or outsourced, with a target completion by the first half of 1999. Testing has begun and will be substantially complete by July 31, 1999. The period from August 1, 1999 through December 31, 1999 will be used to respond to any remaining issues, contingencies and/or third party concerns. The Company has communicated and will continue to communicate with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

     With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company continues to evaluate and insure the compliance of such systems. Systems that are not compliant have been, or will be remediated, upgraded or replaced by July 31, 1999.

     Since June 1998, the Company has sent approximately 3,500 inquiries to its vendors requesting compliance certification. The Company has collected responses to those inquiries. It is in the process of following-up with those material vendors who either did not respond or whose response was insufficient. The focus on mission critical vendors will intensify and site visits to vendor facilities will be made as appropriate. The Company outsources or will outsource its MIS processing and credit processing and inquiry systems. These outsourcers have contractually committed to Year 2000 compliance. The Company's primary delivery service provider stated that its goal is to be Year 2000 compliant by May 31, 1999. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000. The Company's major benefits vendors and service providers have indicated they are or will be Year 2000 compliant, as have most of the Company's major merchandise vendors.

     Direct expenditures were approximately $1.7 million and internal costs were approximately $0.5 million, for a total cost of $2.2 million in expenditures associated with the Year 2000 in fiscal year 1998. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, are expected in fiscal year 1999. For the six months ended January 31, 1999, internal costs and direct expenditures have been approximately $2.1 million. The Company will fund these expenditures through its normal IT operations budget. As required by generally accepted accounting principles, these costs are expensed as incurred. The Company is currently addressing the financial needs associated with the Year 2000 for fiscal year 2000, which begins August 1, 1999. The Company does not expect these needs to be material.

     The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The contingency plans cover all material levels of activity within each business location, including the stores, the General Office, the credit centers and third party service providers. The Company plans to continually refine these plans and make them more comprehensive as additional information becomes available from testing and from third party suppliers. In addition, the Company's two processing outsourcers also have contingency plans for the Company's processing should their primary systems fail.

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

     This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to the Company's management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, the renovation and remodeling of the Company's existing store locations, the expected impact of the "Year 2000" issue, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; the ability of ZFT to redeem the Receivables Notes on terms acceptable to ZFT and the Company; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel; the changes in regulatory requirements which are applicable to the Company's business; management decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1998.




ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company's financial instruments as of January 31, 1999 has not materially changed since July 31, 1998. The market risk profile on July 31, 1998 is disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

Part II. - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)      Part I Exhibits-

         27    Financial data schedule.

         Part II Exhibits-

         None.

(b)      Form 8-K

         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Zale Corporation
                             --------------------------------------------------
                                                (Registrant)

Date   March 5, 1999           /s/ MARK R. LENZ
       ----------------      --------------------------------------------------
                               Mark R. Lenz
                               Senior Vice-President, Controller
                               (principal accounting officer of the registrant)

                                INDEX TO EXHIBITS

Exhibit Number
--------------
         27       Financial data schedule.