Form 10-Q
period 1999-04-30
ZALE CORP
filed 1999-06-07
CIK 109156

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-04129

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 21, 1999, 36,387,191 shares of the registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Item 2.           Management's  Discussion and Analysis of Financial                             17
                  Condition and Results of Operations

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended                       Nine Months Ended
                                                                 April 30,                               April 30,
                                                     ----------------------------------     ------------------------------------
                                                          1999               1998                1999                1998
                                                     ----------------    --------------     ----------------    ----------------
Net Sales                                             $    280,736        $     258,300      $   1,102,874       $   1,032,843
Cost of Sales                                              144,708              133,842            568,635             536,021
                                                     ----------------    --------------     ----------------    ----------------
Gross Margin                                               136,028              124,458            534,239             496,822
Selling, General and Administrative Expenses               111,532              108,064            376,120             364,262
Depreciation and Amortization Expense                        6,703                5,903             20,075              16,057
Unusual Item- Gain on Sale of Diamond Park
     Fine Jewelers Division                                    ---                  ---                ---              (1,634)
Unusual Item - Gain on Sale of Land                            ---                  ---                ---              (4,720)
                                                     ----------------    --------------     ----------------    ----------------
Operating Earnings                                          17,793               10,491            138,044             122,857
Interest Expense, Net                                        7,677                8,062             22,302              24,576
                                                     ----------------    --------------     ----------------    ----------------
Earnings  Before Income Taxes                               10,116                2,429            115,742              98,281
Income Taxes                                                 3,849                  926             43,352              36,795
                                                     ----------------    --------------     ----------------    ----------------
Net Earnings                                          $      6,267        $       1,503      $      72,390       $      61,486
                                                     ----------------    --------------     ----------------    ----------------
                                                     ----------------    --------------     ----------------    ----------------

Earnings Per Common Share:

     Basic                                           $         .17       $          .04      $        2.01       $        1.74
     Diluted                                         $         .17       $          .04      $        1.98       $        1.64

Weighted Average Number of Common
     Shares Outstanding:

     Basic                                                  36,075               35,255             36,016              35,387
     Diluted                                                36,808               37,425             36,618              37,496


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              April 30, 1999        July 31, 1998        April 30, 1998
                                                             ----------------     -----------------    -----------------
                                                               (unaudited)                                 (unaudited)
ASSETS
Current Assets:

  Cash and Cash Equivalents                                  $       150,097      $      173,069        $       128,408
  Restricted Cash                                                      5,862               6,192                  5,261
  Customer Receivables, Net                                          535,202             495,468                501,257
  Merchandise Inventories                                            562,873             478,467                524,632
  Other Current Assets                                                24,357              26,720                 27,610
                                                             ----------------     -----------------    -----------------
Total Current Assets                                               1,278,391           1,179,916              1,187,168

Property and Equipment, Net                                          178,879             162,884                157,258
Other Assets                                                          43,925              44,326                 44,196
Deferred Tax Asset, Net                                               58,811              58,803                 52,700
                                                             ----------------     -----------------    -----------------
Total Assets                                                 $     1,560,006      $    1,445,929       $      1,441,322
                                                             ----------------     -----------------    -----------------
                                                             ----------------     -----------------    -----------------

LIABILITIES AND STOCKHOLDERS'

INVESTMENT
Current Liabilities:

  Current Portion of Long-term Debt                          $       380,760      $          ---        $            12
  Accounts Payable and Accrued Liabilities                           240,248             187,621                209,156
  Deferred Tax Liability, Net                                         20,800              20,800                 23,700
                                                             ----------------     -----------------    -----------------
Total Current Liabilities                                            641,808             208,421                232,868
Non-current Liabilities                                               62,358              50,190                 51,019
Long-term Debt                                                        99,572             480,275                480,329
Excess of Revalued Net Assets Over
   Stockholders' Investment, Net                                      54,558              58,982                 60,456

Commitments and Contingencies

Stockholders' Investment:

  Preferred Stock                                                        ---                 ---                    ---
  Common Stock                                                           389                 380                    365
  Additional Paid-In Capital                                         492,888             477,657                447,274
  Unrealized Gains on Securities                                       3,596               2,851                  2,638
  Deferred Compensation                                               (5,431)                ---                    ---
  Accumulated Earnings                                               283,731             211,341                203,890
                                                             ----------------     -----------------    -----------------
                                                                     775,173             692,229                654,167
  Treasury Stock                                                     (73,463)            (44,168)               (37,517)
                                                             ----------------     -----------------    -----------------
Total  Stockholders' Investment                                      701,710             648,061                616,650
                                                             ----------------     -----------------    -----------------
Total Liabilities and Stockholders' Investment               $     1,560,006      $    1,445,929       $      1,441,322
                                                             ----------------     -----------------    -----------------
                                                             ----------------     -----------------    -----------------

                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (amounts in thousands)

                                                               Nine Months Ended          Nine Months Ended
                                                                 April 30, 1999             April 30, 1998
                                                             ----------------------     ----------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                   $           72,390         $         61,486
Adjustments to reconcile net earnings
    to net cash provided by operating activities:
   Depreciation and amortization expense                                   21,689                   16,869
   Non-cash charge in lieu of tax expense                                  13,854                   36,417
   Unusual item- gain on sale of Diamond Park Fine
      Jewelers Division                                                       ---                   (1,634)
   Unusual item - gain on sale of land                                        ---                   (4,720)
Changes in:
  Restricted cash                                                             330                    3,752
  Customer receivables, net                                               (39,734)                 (46,987)
  Merchandise inventories                                                 (84,406)                 (61,363)
  Other current assets                                                      2,363                   11,661
  Other assets                                                               (526)                     464
  Accounts payable and accrued liabilities                                 53,909                   64,376
  Non-current liabilities                                                    (622)                  (4,784)
                                                             ----------------------     ----------------------
Net Cash Provided by Operating Activities                                  39,247                   75,537
                                                             ----------------------     ----------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                       (41,322)                 (47,807)
Dispositions of property and equipment                                      1,226                      679
Net proceeds from the sale of Diamond Park
   Fine Jewelers Division                                                     ---                   57,642
Proceeds from sale of land                                                    ---                    8,074
                                                             ----------------------     ----------------------
Net Cash (Used In) Provided by Investing Activities                       (40,096)                  18,588
                                                             ----------------------     ----------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                                                    ---                     (325)
Payments on revolving credit agreement                                        ---                 (192,900)
Borrowings under revolving credit agreement                                   ---                  122,200
Proceeds from issuance of Senior Notes                                        ---                   99,530
Debt issue and capitalized financing costs                                    ---                   (2,621)
Proceeds from exercise of stock options                                     8,558                    8,888
Proceeds from exercise of warrants                                            ---                      403
Purchase of common stock                                                  (30,681)                 (33,515)
                                                             ----------------------     ----------------------
Net Cash (Used In) Provided by Financing Activities                       (22,123)                   1,660
                                                             ---- -----------------     ---- -----------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (22,972)                  95,785

Cash and Cash Equivalents at Beginning of Period                          173,069                   32,623
                                                             ----------------------     ----------------------

Cash and Cash Equivalents at End of Period                     $          150,097         $        128,408
                                                             ----------------------     ----------------------
                                                             ----------------------     ----------------------

Supplemental cash flow information:

Interest paid                                                  $           29,063         $         26,939
Interest received                                              $            6,146         $          3,758
Income taxes paid (net of refunds received)                    $           28,820         $          1,205


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     Zale Corporation and its wholly owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in North America. At April 30, 1999, the Company operated 1,138 retail jewelry stores located primarily in shopping malls throughout the United States and Puerto Rico. The Company operates three divisions: Zales-Registered Trademark-, Gordon's-Registered Trademark-, and Bailey, Banks and Biddle-Registered Trademark-. The Zales Division provides more traditional, moderately priced jewelry to a broad range of customers. The Gordon's Division offers contemporary merchandise targeted to regional preferences at somewhat higher price points than the Zales Division. The Bailey, Banks and Biddle Division operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Under the Zales brand name, the Company operated 18 Zales Outlet stores in eleven states and offered on-line shopping at www.zales.com at April 30, 1999.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three and nine month periods ended April 30, 1999 and 1998. The Company consolidates substantially all its retail operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1998. The classifications in use at April 30, 1999 have been applied to the financial statements for July 31, 1998 and April 30, 1998.

     The results of operations for the three and nine month periods ended April 30, 1999 and 1998 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were 1,253,500 antidilutive common stock equivalents for the nine month period ended April 30, 1999. There were no antidilutive common stock equivalents for the three and nine month periods ended April 30, 1998, and the three month period ended April 30, 1999.

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

EARNINGS PER COMMON SHARE (CONTINUED)

                                                                 Three Months Ended                 Nine Months Ended
                                                                     April 30,                          April 30,
                                                            -----------------------------     ------------------------------
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------    --------------
                                                                   (amounts in thousands, except per share amounts)
      Net earnings available to shareholders                $     6,267      $      1,503     $     72,390     $     61,486

      BASIC:

      Weighted average number of common shares
         outstanding                                             36,075            35,255           36,016           35,387

      Net earnings per common share - basic                 $      0.17      $       0.04     $       2.01     $       1.74
                                                            ------------     ------------     ------------    --------------
                                                            ------------     ------------     ------------    --------------

      DILUTED:

      Weighted average number of common shares outstanding       36,075            35,255           36,016           35,387

      Effect of dilutive securities:

         Stock options                                              601               945              559              945
         Restricted Stock                                           132               ---               43              ---
         Warrants                                                   ---             1,225              ---            1,164
                                                            ------------     ------------     ------------    --------------
      Weighted average number of common shares
         outstanding as adjusted                                 36,808            37,425           36,618           37,496

      Net earnings per common share - diluted               $      0.17      $       0.04     $       1.98     $       1.64
                                                            ------------     ------------     ------------    --------------
                                                            ------------     ------------     ------------    --------------

STOCK REPURCHASE PLAN

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50.0 million of the Company's common stock on the open market through fiscal year 1999. As of April 30, 1999 the Company had repurchased approximately 1.1 million shares at an aggregate cost of $30.7 million.

COMPREHENSIVE INCOME

     Effective August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and nine month periods ended April 30, 1999 and 1998 are as follows:

                                            Three Months Ended                        Nine Months Ended
                                                April 30,                                 April 30,
                                  ---------------------------------------   ---------------------------------------
                                        1999                 1998                 1999                 1998
                                  ------------------   ------------------   ------------------   ------------------
                                                                    (amounts in thousands)
Net Earnings                      $           6,267    $            1,503   $           72,390    $          61,486
Other Comprehensive Income -
   Unrealized gain (loss) on
   investment securities - net                 (828)                  279                  745                  456
                                  ------------------   ------------------   ------------------   ------------------
Total Comprehensive Income        $           5,439    $            1,782   $           73,135   $           61,942
                                  ------------------   ------------------   ------------------   ------------------
                                  ------------------   ------------------   ------------------   ------------------

                        ZALE CORPORATION AND SUBSIDIARIES

ZALE FUNDING TRUST RECEIVABLES NOTES

     Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel and formed to finance customer accounts receivable, has approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued and outstanding at
April 30, 1999 pursuant to the Receivables Securitization Facility. The Receivables Notes are secured by a lien on all customer accounts receivable and are scheduled for redemption on July 15, 1999 or may be amortized based on customer account payments received. The Company expects that ZFT will redeem the ZFT Receivables Notes through the issuance of new notes by ZFT on or before July 15, 1999 as the Company is in the process of entering into a new transaction to replace the Receivables Securitization Facility. As of April 30, 1999, all of the $380.8 million of the aggregate principal amount outstanding under the Receivables Securitization Facility has been classified as current, as this amount is due within the next twelve months. Previously, the Company had classified a portion of this amount as non-current, because the Company could use borrowings under its Revolving Credit Agreement to repay that portion. However, as of May 1999, the $225.0 million Revolving Credit Agreement is now a current obligation since it matures within the next twelve months.

DEFERRED COMPENSATION

     During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. The shares will vest ratably on each of the anniversaries ranging from three to four years from the date of grant and are subject to restrictions on their sale or transfer. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.3 million for the three and nine month periods ended April 30, 1999.

SUBSEQUENT EVENT

     On June 2, 1999, the Company completed the acquisition of substantially all assets and certain operational liabilities of Peoples Jewellers Corporation, a privately owned chain of 177 fine jewelry stores operating throughout Canada. The transaction was made at a purchase price of $115 million Canadian. In addition, the Company retired $20 million Canadian of bank debt. The Company will fund the total cost from existing cash, and no additional borrowing will be required. The purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values, as well as intangible assets acquired. The excess purchase price over the fair value of assets acquired will be classified as goodwill. The acquisition will be accounted for under the purchase method.

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the "Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

     The Company's payment obligations under the Senior Notes are guaranteed by ZDel (the "Guarantor Subsidiary"). Such guarantee is full and unconditional with respect to ZDel. Zale Funding Trust, a limited purpose Delaware business trust wholly owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiary and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Three Months Ended April 30, 1999
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR      NON-GUARANTOR
                                             ONLY          SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                          -----------      ----------      -------------      ------------        ------------
Net Sales                                 $       ---      $  274,789      $      5,947       $       ---          $  280,736
Cost of Sales                                     ---         141,848             2,860               ---             144,708
                                          -----------      ----------      -------------      ------------        ------------
Gross Margin                                      ---         132,941             3,087               ---             136,028
Selling, General and Administrative
  Expenses (Income)                                38         120,436            (8,942)              ---             111,532
Depreciation and Amortization Expense             ---           6,371               332               ---               6,703
                                          -----------      ----------      -------------      ------------        ------------
Operating Earnings (Loss)                         (38)          6,134            11,697               ---              17,793
Interest Expense, Net                             ---          (3,767)           11,444               ---               7,677
                                          -----------      ----------      -------------      ------------        ------------
Income (Loss) Before Income Taxes                 (38)          9,901               253               ---              10,116
Income Taxes                                      (14)          3,766                97               ---               3,849
                                          -----------      ----------      -------------      ------------        ------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (24)          6,135               156               ---               6,267
Equity in Earnings of Subsidiaries              6,291             157               ---            (6,448)                ---
                                          -----------      ----------      -------------      ------------        ------------
Net Earnings                               $    6,267      $    6,292      $        156       $    (6,448)         $    6,267
                                          -----------      ----------      -------------      ------------        ------------
                                          -----------      ----------      -------------      ------------        ------------


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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Three Months Ended April 30, 1998
                                   (unaudited)
                             (amounts in thousands)



                                            PARENT
                                            COMPANY        GUARANTOR       NON-GUARANTOR
                                             ONLY          SUBSIDIARY      SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                          -----------      ----------      -------------      ------------        ------------
Net Sales                                 $       ---      $  253,572        $     4,728      $        ---        $   258,300
Cost of Sales                                     ---         131,559              2,283               ---            133,842
                                          -----------      ----------      -------------      ------------        ------------
Gross Margin                                      ---         122,013              2,445                              124,458
Selling, General and Administrative
  Expenses (Income)                                38         115,997             (7,971)              ---            108,064
Depreciation and Amortization Expense             ---           5,667                236               ---              5,903
                                          -----------      ----------      -------------      ------------        ------------
Operating Earnings (Loss)                         (38)            349             10,180               ---             10,491
Interest Expense, Net                             ---          (2,656)            10,718               ---              8,062
                                          -----------      ----------      -------------      ------------        ------------
Earnings (Loss) Before Income Taxes               (38)          3,005               (538)              ---              2,429
Income Taxes                                      (14)          1,141               (201)              ---                926
                                          -----------      ----------      -------------      ------------        ------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (24)          1,864               (337)              ---              1,503
Equity in Earnings (Loss) of Subsidiaries       1,527            (336)               ---            (1,191)               ---
                                          -----------      ----------      -------------      ------------        ------------
Net Earnings (Loss)                       $     1,503      $    1,528        $      (337)     $     (1,191)       $     1,503
                                          -----------      ----------      -------------      ------------        ------------
                                          -----------      ----------      -------------      ------------        ------------


                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Nine Months Ended April 30, 1999
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY         GUARANTOR       NON-GUARANTOR
                                             ONLY           SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                          ------------     -------------    ---------------    ---------------   ---------------
Net Sales                                 $       ---      $  1,080,656     $     22,218       $        ---       $  1,102,874
Cost of Sales                                     ---           557,350           11,285                ---            568,635
                                          ------------     -------------    ---------------    ---------------   ---------------
Gross Margin                                      ---           523,306           10,933                ---            534,239
Selling, General and Administrative
  Expenses (Income)                               113           402,522          (26,515)               ---            376,120
Depreciation and Amortization Expense             ---            19,071            1,004                ---             20,075
                                          ------------     -------------    ---------------    ---------------   ---------------
Operating Earnings (Loss)                        (113)          101,713           36,444                ---            138,044
Interest Expense, Net                             ---           (10,186)          32,488                ---             22,302
                                          ------------     -------------    ---------------    ---------------   ---------------
Income (Loss) Before Income Taxes                (113)          111,899            3,956                ---            115,742
Income Taxes                                      (42)           41,912            1,482                ---             43,352
                                          ------------     -------------    ---------------    ---------------   ---------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                        (71)           69,987            2,474                ---             72,390
Equity in Earnings of Subsidiaries             72,461             2,475              ---            (74,936)               ---
                                          ------------     -------------    ---------------    ---------------   ---------------
Net Earnings                               $   72,390      $     72,462     $      2,474       $    (74,936)      $     72,390
                                          ------------     -------------    ---------------    ---------------   ---------------
                                          ------------     -------------    ---------------    ---------------   ---------------

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        Nine Months Ended April 30, 1998
                                   (unaudited)
                             (amounts in thousands)

                                          PARENT
                                         COMPANY        GUARANTOR        NON-GUARANTOR
                                          ONLY          SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      -------------   ---------------   --------------   ---------------   --------------
Net Sales                             $      ---      $ 1,016,079       $    16,764       $       ---      $ 1,032,843
Cost of Sales                                ---          527,731             8,290               ---          536,021
                                      -------------   ---------------   --------------   ---------------   --------------
Gross Margin                                 ---          488,348             8,474               ---          496,822
Selling, General and Administrative
  Expenses (Income)                          113          387,100           (22,951)              ---          364,262
Depreciation and Amortization Expense        ---           15,209               848               ---           16,057
Unusual Item - Gain on Sale of
  Diamond Park Fine Jewelers Division        ---           (1,634)              ---               ---           (1,634)
Gain on Sale of Land                         ---           (4,720)              ---               ---           (4,720)
                                      -------------   --------------    --------------   ---------------   --------------
Operating Earnings (Loss)                   (113)          92,393            30,577               ---          122,857
Interest Expense, Net                        ---           (4,738)           29,314               ---           24,576
                                      -------------   ---------------   --------------   ---------------   --------------
Earnings (Loss) Before Income Taxes         (113)          97,131             1,263               ---           98,281
Income Taxes                                 (42)          36,364               473               ---           36,795
                                      -------------   ---------------   --------------   ---------------   --------------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                   (71)          60,767               790               ---           61,486
Equity in Earnings of Subsidiaries        61,557              665               ---           (62,222)             ---
                                      -------------   ---------------   --------------   ---------------   --------------
Net Earnings                          $   61,486      $    61,432       $       790       $   (62,222)     $    61,486
                                      -------------   ---------------   --------------   ---------------   --------------
                                      -------------   ---------------   --------------   ---------------   --------------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 April 30, 1999
                                   (unaudited)
                             (amounts in thousands)

                                     ASSETS

                                              PARENT
                                             COMPANY         GUARANTOR       NON-GUARANTOR
                                              ONLY          SUBSIDIARY        SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                          -------------    -------------    ----------------    ---------------    --------------
Current Assets:
  Cash and Cash Equivalents               $        ---     $   143,333      $        6,764      $          ---     $    150,097
  Restricted Cash                                  ---           1,041               4,821                 ---            5,862
  Customer Receivables, Net                        ---             ---             535,202                 ---          535,202
  Merchandise Inventories                          ---         552,666              10,207                 ---          562,873
  Other Current Assets                             ---          22,338               2,019                 ---           24,357
                                          -------------    -------------    ----------------    ---------------    --------------
Total Current Assets                               ---         719,378             559,013                 ---        1,278,391

Investment in Subsidiaries                     701,880          48,124                 ---            (750,004)             ---
Property and Equipment, Net                        ---         175,074               3,805                 ---          178,879
Intercompany Receivable                        100,684          47,219                 ---            (147,903)             ---
Other Assets                                       ---           8,670              35,255                 ---           43,925
Deferred Tax Assets, Net                            58          58,742                  11                 ---           58,811
                                          -------------    -------------    ----------------    ---------------    --------------
    Total Assets                          $    802,622     $ 1,057,207      $      598,084      $     (897,907)    $  1,560,006
                                          -------------    -------------    ----------------    ---------------    --------------
                                          -------------    -------------    ----------------    ---------------    --------------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Portion of Long-term Debt       $        ---     $       ---      $      380,760      $          ---     $    380,760
  Accounts Payable and Accrued
  Liabilities                                      694         237,459               2,095                 ---          240,248
  Deferred Tax Liability, Net                      646          20,154                 ---                 ---           20,800
                                          -------------    -------------    ----------------    ---------------    --------------
Total Current Liabilities                        1,340         257,613             382,855                 ---          641,808

Non-current Liabilities                            ---          51,201              11,157                 ---           62,358
Intercompany Payable                               ---             ---             147,903            (147,903)             ---
Long-term Debt                                  99,572             ---                 ---                 ---           99,572
Excess of Revalued Net Assets
   Over Stockholders' Investment, Net              ---          54,558                 ---                 ---           54,558
Total Stockholders' Investment                 701,710         693,835              56,169            (750,004)         701,710
                                          -------------    -------------    ----------------    ---------------    --------------
Total Liabilities and Stockholders'
     Investment                            $   802,622     $ 1,057,207      $      598,084      $     (897,907)    $  1,560,006
                                          -------------    -------------    ----------------    ---------------    --------------
                                          -------------    -------------    ----------------    ---------------    --------------

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  July 31, 1998
                                   (unaudited)
                             (amounts in thousands)

                                     ASSETS

                                              PARENT
                                             COMPANY         GUARANTOR       NON-GUARANTOR
                                              ONLY          SUBSIDIARY       SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                          -------------    -------------    ----------------    ---------------    ---------------
Current Assets:
  Cash and Cash Equivalents               $       ---      $    165,248     $         7,821     $          ---     $      173,069
  Restricted Cash                                 ---             1,541               4,651                ---              6,192
  Customer Receivables, Net                       ---               ---             495,468                ---            495,468
  Merchandise Inventories                         ---           468,076              10,391                ---            478,467
  Other Current Assets                            ---            24,502               2,218                ---             26,720
                                          -------------    -------------    ----------------    ---------------    ---------------
Total Current Assets                              ---           659,367             520,549                ---          1,179,916

Investment in Subsidiaries                    648,160            52,493                 ---           (700,653)               ---
Property and Equipment, Net                       ---           158,807               4,077                ---            162,884
Intercompany Receivable                       102,801               495                 ---           (103,296)               ---
Other Assets                                      ---            10,493              33,833                ---             44,326
Deferred Tax Assets, Net                           59            58,741                   3                ---             58,803
                                          -------------    -------------    ----------------    ---------------    ---------------
Total Assets                              $   751,020      $    940,396     $       558,462     $     (803,949)    $    1,445,929
                                          -------------    -------------    ----------------    ---------------    ---------------
                                          -------------    -------------    ----------------    ---------------    ---------------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Current Portion of Long-term Debt       $       ---      $        ---     $           ---     $          ---     $          ---

  Accounts Payable and Accrued
    Liabilities                                 2,758           182,725               2,138                ---            187,621
  Deferred Tax Liability, Net                     646            20,154                 ---                ---             20,800
                                          -------------    -------------    ----------------    ---------------    ---------------
Total Current Liabilities                       3,404           202,879               2,138                ---            208,421

 Non-current Liabilities                          ---            38,420              11,770                ---             50,190
 Intercompany Payable                             ---               ---             103,296           (103,296)               ---
 Long-term Debt                                99,555               ---             380,720                ---            480,275
 Excess of Revalued Net Assets
   Over Stockholders' Investment, Net             ---            58,982                 ---                ---             58,982
 Total Stockholders' Investment               648,061           640,115              60,538           (700,653)           648,061
                                          -------------    -------------    ----------------    ---------------    ---------------
 Total Liabilities and  Stockholders'
     Investment                           $   751,020      $    940,396     $       558,462      $    (803,949)    $    1,445,929
                                          -------------    -------------    ----------------    ---------------    ---------------
                                          -------------    -------------    ----------------    ---------------    ---------------

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        Nine Months Ended April 30, 1999
                                   (unaudited)
                             (amounts in thousands)

                                                  PARENT
                                                  COMPANY           GUARANTOR       NON-GUARANTOR
                                                   ONLY            SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                -----------      --------------   ----------------   -------------    -------------
Net Cash Provided by  Operating Activities      $   22,123       $     17,470      $      12,367     $    (12,713)    $   39,247

Net Cash Flows from Investing Activities:
Additions to property and equipment                    ---            (40,568)              (754)             ---        (41,322)
Dispositions of property and equipment                 ---              1,183                 43              ---          1,226
                                                ----------       ------------      -------------     ------------     ----------
Net Cash Used in Investing Activities                  ---            (39,385)              (711)             ---        (40,096)
                                                ----------       ------------      -------------     ------------     ----------

Net Cash Flows from Financing Activities:
Proceeds from exercise of stock options              8,558                ---                ---              ---          8,558
Purchase of  common stock                          (30,681)               ---                ---              ---        (30,681)
Dividends paid                                         ---                ---            (12,713)          12,713            ---
                                                ----------       ------------      -------------     ------------     ----------
Net Cash Used in Financing Activities              (22,123)               ---            (12,713)          12,713        (22,123)
                                                ----------       ------------      -------------     ------------     ----------

Net Decrease in Cash and Cash Equivalents              ---            (21,915)            (1,057)             ---        (22,972)

Cash and Cash Equivalents at Beginning of
  Period                                               ---            165,248              7,821              ---        173,069
                                                ----------       ------------      -------------     ------------     ----------

Cash and Cash Equivalents at End of Period      $      ---       $    143,333      $       6,764     $        ---     $  150,097
                                                ----------       ------------      -------------     ------------     ----------
                                                ----------       ------------      -------------     ------------     ----------

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        Nine Months Ended April 30, 1998
                                   (unaudited)
                             (amounts in thousands)

                                                 PARENT
                                                COMPANY         GUARANTOR       NON-GUARANTOR
                                                  ONLY         SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                              -------------   --------------   ----------------   --------------   --------------
Net Cash Provided by Operating Activities     $     24,224    $     10,603     $       52,427     $    (11,717)    $      75,537

Net Cash Flows from Investing Activities:
Additions to property and equipment                    ---         (46,589)            (1,218)             ---           (47,807)
Dispositions of property and equipment                 ---             578                101              ---               679
Proceeds from sale of Diamond Park Fine
   Jewelers Division                                   ---          57,642                ---              ---            57,642
Proceeds from sale of land                             ---           8,074                ---              ---             8,074
                                              -------------   --------------   ----------------   --------------   --------------
Net Cash Provided by (Used in) Investing
  Activities                                           ---          19,705             (1,117)             ---            18,588
                                              -------------   --------------   ----------------   --------------   --------------

Net Cash Flows from Financing Activities:
Payments on long-term debt                             ---            (325)               ---              ---              (325)
Net payments under revolving credit agreement          ---        (192,900)               ---              ---          (192,900)
Borrowings under revolving credit agreement            ---         122,200                                               122,200
Proceeds from issuance of Senior Notes              99,530             ---                ---              ---            99,530
Loan from Zale Corporation to Zale Delaware        (99,530)         99,530                ---              ---               ---
Debt issue and capitalized financing costs             ---          (2,621)               ---              ---            (2,621)
Purchase of common stock                           (33,515)            ---                ---              ---           (33,515)
Proceeds from exercise of stock options              8,888             ---                ---              ---             8,888
Proceeds from exercise of warrants                     403             ---                ---              ---               403
Proceeds from issuance of common stock                 ---             ---              2,500           (2,500)              ---
Dividends paid                                         ---             ---            (14,217)          14,217               ---
                                              -------------   --------------   ----------------   --------------   --------------

Net Cash Used in Financing Activities              (24,224)        (25,884)           (11,717)         (11,717)           (1,660)
                                              -------------   --------------   ----------------   --------------   --------------

Net Increase in Cash and Cash Equivalent
   Equivalents                                         ---          56,192             39,593              ---            95,785

Cash and Cash Equivalents at Beginning of
  Period                                               ---          24,014              8,609              ---            32,623
                                              -------------   --------------   ----------------   --------------   --------------

Cash and Cash Equivalents at End of Period    $        ---    $     80,206     $       48,202     $        ---     $     128,408
                                              -------------   --------------   ----------------   --------------   --------------
                                              -------------   --------------   ----------------   --------------   --------------

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

                                                                   Three Months Ended            Nine Months Ended
                                                                        April 30,                    April 30,
                                                                --------------------------    ------------------------
                                                                   1999            1998         1999          1998
                                                                -----------     ----------    ---------    -----------
Net Sales                                                          100%           100%          100%          100%
Cost of Sales                                                       51.5           51.8          51.6          51.9
                                                                -----------     ----------    ---------    -----------
Gross Margin                                                        48.5           48.2          48.4          48.1
Selling, General and Administrative Expenses                        39.7           41.8          34.1          35.3
Depreciation and Amortization Expense                                2.5            2.3           1.8           1.6
Unusual Item-Gain on Sale of Diamond Park

   Fine Jewelers Division                                          ---             ---          ---            (0.2)
Unusual Item- Gain on Sale of Land                                 ---             ---          ---            (0.5)
                                                                -----------     ----------    ---------    -----------
Operating Earnings                                                   6.3            4.1          12.5          11.9
Interest Expense, Net                                                2.7            3.1           2.0           2.4
                                                                -----------     ----------    ---------    -----------
Earnings Before Income Taxes                                         3.6            1.0          10.5           9.5
Income Taxes                                                         1.4            0.4           3.9           3.5
                                                                -----------     ----------    ---------    -----------
Net Earnings                                                         2.2            0.6           6.6           6.0
                                                                -----------     ----------    ---------    -----------
                                                                -----------     ----------    ---------    -----------

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

     NET SALES. Net Sales for the three months ended April 30, 1999 increased by $22.4 million to $280.7 million, an 8.7 percent increase compared to the previous year. Sales increased largely due to comparable store sales growth of 6.0 percent, as well as sales from new stores added during the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful marketing initiatives and strong store level execution.

     GROSS MARGIN. Gross Margin as a percentage of net sales increased by 0.3 percent for the three month period ending April 30, 1999, compared to the same period last year, principally due to more efficient purchasing resulting in lower markdowns. The LIFO benefit was $(0.6) million and $(0.7) million for the three month periods ended April 30, 1999 and 1998, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expense decreased 2.1 percent as a percentage of net sales, principally due to store productivity improvements and a planned shift in promotional expenditures. There was also a slight improvement in net credit income and corporate expenses as a percent of sales during the current period.

     EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense, and Unusual Items were $24.5 million and $16.4 million for the three months ended April 30, 1999 and 1998, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $0.8 million, primarily as a result of the purchase of new assets principally for new store openings, renovations and refurbishments. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

     INTEREST EXPENSE, NET. Interest Expense, Net was $7.7 million and $8.1 million for the three month periods ended April 30, 1999 and 1998, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings and leveraging of accounts payable and accrued liabilities.

     INCOME TAXES. The Income Tax provision for the three month periods ended April 30, 1999 and 1998 was $3.8 million and $0.9 million, respectively, reflecting an effective tax rate of 38.0 percent and 38.1 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company has reported earnings on a fully-taxed basis even though it had not paid significant income taxes prior to fiscal 1999. See "Liquidity and Capital Resources" for information concerning the Company's net operating loss carryforward ("NOL").

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

     NET SALES. Net Sales for the nine months ended April 30, 1999 increased by approximately $70 million to $1,102.9 million, a 6.8 percent increase compared to the previous year. The previous year's period included sales from Diamond Park Fine Jewelry ("Diamond Park") stores. The Company divested 139 Diamond Park stores as of October 6, 1997 and 47 additional Diamond Park stores as of January 31, 1998. Excluding sales from the Diamond Park division, total sales for the period increased 9.4 percent. Sales increased largely due to comparable store sales growth of 6.2 percent, as well as new stores added in the last twelve months. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful marketing initiatives and strong store level execution.

     GROSS MARGIN. Gross Margin as a percentage of net sales increased by 0.3 percent for the nine month period ended April 30, 1999, compared to the same period last year, principally due to more efficient purchasing resulting in lower markdowns. The LIFO benefit was $0.2 million for the nine months ended April 30, 1999. There was no LIFO provision required for the nine months that ended April 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.2 percent as a percentage of net sales, principally due to store productivity improvements and the divestiture of the Diamond Park operations, which had significantly higher payroll and rent costs as a percentage of sales.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSE, AND UNUSUAL ITEMS. As a result of factors discussed above, Earnings Before Interest Taxes, Depreciation and Amortization Expense and Unusual Items were $158.1 million and $132.6 million for the nine months ended April 30, 1999 and 1998, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $4.0 million, primarily as a result of the purchase of new assets principally for new store openings, renovations and refurbishments. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

     UNUSUAL ITEM - GAIN ON SALE OF DIAMOND PARK FINE JEWELERS DIVISION. Unusual Item - Gain on Sale of Diamond Park Fine Jewelers Division was $1.6 million for the nine month period ended April 30, 1998.

     UNUSUAL ITEM - GAIN ON SALE OF LAND. Unusual Item - Gain on Sale of Land of $4.7 million represents the gain on the sale of excess land surrounding the Company's corporate headquarters facility during the second quarter of fiscal year 1998.

     INTEREST EXPENSE NET. Interest Expense, Net was $22.3 million and $24.6 million for the nine months ended April 30, 1999 and 1998, respectively. The decrease is a result of higher interest income from investments due to an increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to an increase in net earnings and leveraging of accounts payable and accrued liabilities.

     INCOME TAXES. The Income Tax expense for the nine month period ended April 30, 1999 and 1998 was $43.4 million and $36.8 million, respectively, reflecting an effective tax rate of 37.5 percent and 37.4 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company has reported earnings on a fully-taxed basis even though it had not paid any significant income taxes prior to fiscal 1999. See "Liquidity and Capital Resources" for information concerning the Company's NOL.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of April 30, 1999, the Company had cash and cash equivalents of $150.1 million, and $5.9 million of restricted cash. The retail jewelry business is highly seasonal with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent and 40.3 percent of the Company's annual sales were made during the three months ended January 31, 1998 and 1997, respectively, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory and customer receivable levels .

     Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel and formed to finance customer accounts receivable, has approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued and outstanding at
April 30, 1999 pursuant to the Receivables Securitization Facility. The Receivables Notes are secured by a lien on all customer accounts receivable and are scheduled for redemption on July 15, 1999 or may be amortized based on customer account payments received. The Company expects that ZFT will redeem the ZFT Receivables Notes through the issuance of new notes by ZFT on or before July 15, 1999 as the Company is in the process of entering into a new transaction to replace the Receivables Securitization Facility. As of April 30, 1999, all of the $380.8 million of the aggregate principal amount outstanding under the Receivables Securitization Facility has been classified as current, as this amount is due within the next twelve months. Previously, the Company had classified a portion of this amount as non-current, because the Company could use borrowings under its Revolving Credit Agreement to repay that portion. However, as of May 1999, the $225.0 million Revolving Credit Agreement is now a current obligation since it matures within the next twelve months.

     In order to support the Company's longer-term capital financing requirements, the Company issued $100 million of the Senior Notes on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement (as defined herein) and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants, including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including limitations on the repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

     In order to support the Company's seasonal financing needs, the Company entered into a three year unsecured Revolving Credit Agreement with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At April 30, 1999, no loans were outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement matures on March 31, 2000. At the Company's election, the Revolving Credit Agreement provides for a one year extension upon obtaining appropriate consent. The Company expects to extend or refinance the Revolving Credit Agreement. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     Under its growth strategy, the Company plans to open approximately 150 new stores for which it will incur approximately $36 million in capital expenditures during the combined fiscal years 1999 and 2000. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is under represented. In the first nine months of fiscal 1999, the Company opened 38 of these new stores.

     Since fiscal 1994, the Company has opened, remodeled or refurbished approximately 70 percent of its store base. During the combined fiscal years 1999 and 2000, the Company anticipates spending approximately $40 million in additional funds to remodel and refurbish approximately 200 more stores. The Company also estimates it will make capital expenditures of approximately $20 million during the combined fiscal years 1999 and 2000 for enhancements to its management information systems. In total, the Company anticipates spending approximately $130 million on capital expenditures during the combined fiscal years 1999 and 2000.

     There has been an increase of $84.4 million in owned merchandise inventories at April 30, 1999 compared to the balance at July 31, 1998. The increase of inventory levels is principally the result of seasonality and new store growth as well as expansion in the depth and breadth of merchandise available in the stores to accommodate increasing sales.

     On August 25, 1998, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50.0 million of the Company's common stock on the open market through fiscal year 1999. As of April 30, 1999, the Company had repurchased approximately 1.1 million shares at an aggregate cost of $30.7 million.

     On June 2, 1999, the Company completed the acquisition of substantially all assets and certain operational liabilities of Peoples Jewellers Corporation, a privately owned chain of 177 fine jewelry stores operating throughout Canada. The transaction was made at a purchase price of $115 million Canadian. In addition, the Company retired $20 million Canadian of bank debt. The Company will fund the total cost from existing cash, and no additional borrowing will be required. The purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values, as well as intangible assets acquired. The excess purchase price over the fair value of assets acquired will be classified as goodwill. The acquisition will be accounted for under the purchase method.

     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1998 was approximately $38.0 million. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company has reported earnings on a fully-taxed basis even though it had not paid significant income taxes prior to fiscal 1999. Due to continued growth and earnings and the restrictions placed on the Company's remaining NOL, the Company began paying more significant income taxes in fiscal year 1999. The Company will continue to realize the cash benefit from utilization of the tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a NOL (after limitations) of approximately $250.8 million, which represents up to $98.0 million in future tax benefits. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation. The NOL will begin to expire in fiscal year 2002 but can be utilized through 2009.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement (and anticipated extension or refinancing), the Receivables Securitization Facility (and the anticipated refinancing of the Receivables Securitization Facility), and amounts available from the transaction redeeming the Receivables Notes, and net proceeds from the Senior Notes offering should be sufficient to fund the Company's current operations, debt service, currently anticipated capital expenditure requirements and stock repurchase program requirements for the foreseeable future.

YEAR 2000

     The Company's management has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of the Company's computer applications and systems require modification in order to render these systems Year 2000 compliant. The Company recognizes that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to distribute its merchandise to its stores and to process its daily business for some period of time. However, Company management presently believes that scenario is unlikely based on the progress made in its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. However, to the extent possible, the Company has undertaken efforts to ensure that its most critical vendors and service providers will be able to serve the Company without interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

     Zale is using a combination of internal and external resources to assess and make the needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/server applications. A formal project began in 1997 to inventory all the specialized software programs and hardware used in the Company's business. The inventory is complete and continues to be validated quarterly, and renovation is nearing completion. Non-compliant programs and systems are being replaced, modified or outsourced, with a target completion by July 31, 1999. Those critical systems that have been replaced, modified or outsourced include credit processing, CATS systems, some inventory systems, distribution center systems, the EDI system, and some financial systems. Important systems that are in the final stages of testing and certification include HR systems, Data Audit and remaining inventory systems. All testing is expected to be substantially complete by July 31, 1999. The period from August 1, 1999 through December 31, 1999 will be used to respond to issues, contingencies and/or third party concerns. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

     With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company continues to remediate or replace noncompliant systems. Systems that are not compliant have been, or will be, remediated, upgraded or replaced by July 31, 1999.

     Since June 1998, the Company has sent approximately 3,500 inquiries to its vendors requesting compliance certification. The Company has collected responses to those inquiries. It continues to follow-up with those material vendors who either did not respond or whose response was insufficient. The Company will likely make site visits to critical vendors' facilities as appropriate. The Company outsources its MIS processing and credit processing and inquiry systems. These outsourcers have contractually committed to Year 2000 compliance, and the Company is monitoring their progress in that regard. The Company's primary delivery service provider stated that its goal is to be Year 2000 compliant by May 31, 1999. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000. The Company's major benefits vendors and service providers have indicated they are or will be Year 2000 compliant, as have most of the Company's major merchandise vendors.

     Direct expenditures were approximately $1.7 million and internal costs were approximately $0.5 million, for a total cost of $2.2 million in expenditures associated with the Year 2000 in fiscal year 1998. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, are expected in fiscal year 1999. For the nine months ended April 30, 1999 internal costs and direct expenditures totaled approximately $3.4 million. The Company has funded and will continue to fund these expenditures through its normal IT operations budget. As required by generally accepted accounting principles, these costs are expensed as incurred. The Company is currently addressing the financial needs associated with the Year 2000 for fiscal year 2000, which begins August 1, 1999, and expects these costs to be approximately $.75 million.

     The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its systems or activities in the case of a Year 2000 failure. The contingency plans cover critical functions within each business location, including the stores, the General Office, the credit centers and third party service providers. The Company will continue to refine these plans and make them more comprehensive as more information becomes available from testing and from third party suppliers. In addition, the Company's two processing outsourcers also have contingency plans for the Company's processing should their primary systems fail.

     Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have also been certified Year 2000 compliant by the vendors and have been or will be installed by July 31, 1999. To date all of these capital projects were part of the Company's long-term strategic capital plan and their timing has not been accelerated as a result of the Year 2000 issue.

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

     This Management's Discussion and Analysis contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, expected significant upgrades to the Company's management information systems over the next several years, the addition of new locations through either new store openings or strategic acquisitions, the renovation and remodeling of the Company's existing store locations, the expected impact of the "Year 2000" issue, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the impact of general economic conditions due to the fact that jewelry purchases are discretionary for consumers and may be affected by adverse trends in the general economy; the ability of ZFT to redeem the Receivables Notes on terms acceptable to ZFT and the Company; the extension or refinancing of the Revolving Credit Agreement; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier during the three month period leading up to the Christmas season; the dependence on key personnel; the changes in regulatory requirements which are applicable to the Company's business; management decisions to pursue new product lines which may involve additional costs; and the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Report on Form 10-K for the year ended July 31, 1998.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company's financial instruments as of April 30, 1999 has not materially changed since July 31, 1998. The market risk profile on July 31, 1998 is disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

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

                                               Zale Corporation
                              -------------------------------------------------
                                                 (Registrant)

                              /s/ MARK R. LENZ
                              -------------------------------------------------
Date June 4, 1999             Mark R. Lenz
     ---------------------    Senior Vice-President, Controller
                              (principal accounting officer of the registrant)

                                INDEX TO EXHIBITS

Exhibit Number
--------------
         27       Financial data schedule.