Form 10-K405
period 1999-07-31
ZALE CORP
filed 1999-09-30
CIK 109156

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 3, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,236,162,997.

     As of September 3, 1999, the registrant had outstanding 35,984,508 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Part III of this report incorporates information from the registrant's definitive Proxy Statement relating to the registrant's annual meeting of stockholders to be held on November 5, 1999.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Zale Corporation and its wholly-owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in North America. At July 31, 1999, the Company operated 1,333 retail jewelry stores located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under four brand names: Zales Jewelers(R), Gordon's Jewelers(R), Bailey Banks & Biddle Fine Jewelers(R), and Peoples Jewellers(R). Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon's Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Under the Zales Jewelers brand name, at July 31, 1999, the Company also operated 31 Zales Outlet stores in 17 states and offered online shopping at www.zales.com. The Company acquired substantially all of the assets of Peoples Jewellers Corporation, a Canadian company, effective May 23, 1999. Peoples Jewellers offers traditional moderately priced jewelry to customers across Canada. During the fiscal year ended July 31, 1999, the Company generated $1.4 billion of net sales.

     The Company believes it is well-positioned to compete in the approximately $41 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer's reliability and credibility. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing and distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states and Canada and the demographic breadth of its target customer groups may serve to mitigate earnings volatility typically associated with local or regional conditions.

     The Company is incorporated in Delaware. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, TX 75038-1003, its telephone number at that address is (972) 580-4000, and its internet address is www.zalecorp.com.

BUSINESS INITIATIVES AND STRATEGY

     The Company has developed and implemented disciplined merchandising and marketing strategies to reestablish and promote its brand identities. Differentiated target customer segments have been emphasized for Zales, Gordon's, Bailey Banks & Biddle, and Peoples. Product assortments have been broadened to capitalize on year round gift giving: bridal, fashion and special occasions.

     Management has developed a key item strategy as the foundation for merchandising and marketing initiatives. Items have been identified from among the best selling products in the retail jewelry industry, such as tennis bracelets, diamond solitaires, diamond stud earrings, and bezel set style diamond pendants and earrings. The Company has ensured that these items are available in an appropriate variety of styles at a range of competitive price points. At the same time, the Company has adopted an aggressive approach to inventory management to keep key items in stock and inventories current. This goal is achieved through enhancements to the merchandise system which provides regular reporting to the Company's merchandise buyers on in-stock position and slow moving merchandise. The Company employs a consistent methodology which provides inventory turnover and profitability information to identify slow moving merchandise and determine appropriate merchandising actions on a timely basis.

     The Company's marketing efforts are product and event-focused. Television, radio, print advertising in nationally distributed newspapers and magazines, newspaper inserts, and direct mail advertising feature selected key items at a variety of price points. The Company has also broadened its marketing efforts beyond the Christmas season to tie in with other gift-giving holidays, such as Valentine's Day and Mother's Day. In addition, advertising and in-store promotions are synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry oriented holidays.

     The Company has recruited experienced buyers and has centralized purchasing for each brand to ensure consistency of quality and cost. In addition, the Company leverages its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with its suppliers for certain products.

     The Company has enhanced its image as a provider of fine jewelry at competitive prices by establishing price points for merchandise that are perceived by customers as good values. Certain items are labeled "Brilliant Buys," "Premier Values" and "Bailey's Classic Values" in Zales and Peoples, Gordon's and Bailey Banks & Biddle stores, respectively. These items are prominently displayed along with their prices throughout the store, a practice that is uncommon in the U.S. jewelry retailing industry and one that the Company believes enhances its reputation for pricing integrity.

     Over the past five years, the Company has opened approximately 325 stores. Approximately 70 percent of the Company's stores have received significant upgrades or investments within the last five years. Typically, these stores experience revenue growth in future years that is significantly higher than other stores. The Company has taken steps to provide upgraded sales and product training company-wide through employee and manager training programs. Staffing plans are coordinated to schedule employees during peak periods.

     The Company's strategy is to continue to increase store productivity and profitability by: (i) focusing on the core categories of bridal, fashion and watches; (ii) using key item merchandise to drive volume; (iii) remodeling and renovating all existing stores; (iv) enhancing merchandising systems to assist buyer decision making; (v) executing tailored staffing and training programs for store personnel; (vi) focusing advertising on brand building and product distinction; and (vii) providing exclusive products to develop brand distinction.

     The Company plans to open approximately 165 new stores, principally under the brand names Zales, Zales Outlet and Bailey Banks & Biddle, for which it will incur approximately $40 million in capital expenditures during the combined fiscal years 2000 and 2001. The Company expects these stores to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company has identified the specific malls for this planned expansion which satisfy the Company's real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 200 stores at a cost of approximately $45 million during the same period.

     Over the past five years the Company has reduced selling, general and administrative expenses as a percent of sales principally by leveraging its fixed store and corporate operating expenses while increasing sales in its stores. Additionally, the Company has continued a focused effort to reduce selling, general and administrative expenses where appropriate by streamlining processes and leveraging technology where possible. Initiatives include: (i) improving the return on credit operations, including establishing a national credit card bank which has allowed greater flexibility in establishing finance charge rates to customers and has simplified the regulatory requirements under which the Company operates; (ii) outsourcing certain non-strategic functions, including certain aspects of management information systems operations, credit services, and the internal audit department among other areas; and (iii) streamlining corporate operations through review and improvement of current processes and application of new technology in areas such as merchandising, credit, store point of sale and financial systems.

     The Company continues to apply a disciplined approach to its credit policies, which are controlled centrally for all stores. See "Business -- Credit Operations."

CURRENT YEAR EVENTS

     ACQUISITION OF PEOPLES JEWELLERS. Effective May 23, 1999, the Company acquired substantially all assets of Peoples Corporation, a privately owned chain consisting principally of 176 fine jewelry stores operating throughout Canada, for approximately $78 million cash and the assumption of certain liabilities.

     ZALE FUNDING TRUST SECURITIZATION. On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued by Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel"), and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company's Revolving Credit Agreement and through the issuance of Variable Funding Notes ("Variable Notes") to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion. As of July 31, 1999, the entire $250 million facility is classified as a Short-term Borrowing since it matures within the next twelve months.

     As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. Additionally the Company paid down the approximate $103 million balance under the Revolving Credit Agreement. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.

     STOCK REPURCHASE PLAN. During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of the Company's common stock on the open market.

     In June 1999, the Company completed a $50 million repurchase program, which was authorized during August 1998. Under this program, the Company repurchased
1.7 million shares in fiscal 1999.

     DEFERRED COMPENSATION. During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. The shares will vest ratably on each of the anniversaries ranging from three to four years from the date of grant and are subject to restrictions on their sale or transfer. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.7 million for the twelve months ended July 31, 1999.

INDUSTRY

     The U.S. retail jewelry industry's sales were approximately $41 billion in 1998. Specialty jewelry stores (such as the Company) account for almost half of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. According to the U.S. Bureau of the Census, retail jewelry store sales have increased every year for the past 15 years with the exception of 1991 which included both the Persian Gulf War and the introduction of the luxury tax. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer on-line shopping.

     The U.S. retail jewelry industry is highly fragmented with the 10 largest companies accounting for less than 25 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company. The Company is the largest specialty jewelry retail chain in North America, with approximately 3.4 percent of market share based on the United States Census Bureau estimate of 1998 U.S. Retail Jewelry and Watch Sales. Only two other specialty jewelry retailers had greater than 2 percent market share.

OPERATIONS

     The Company operates principally under four brand names. The following table presents net sales, average sales per store and the number of stores for Zales, Gordon's, Bailey Banks & Biddle, and Peoples for the periods indicated.

                                                           YEAR ENDED JULY 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
NET SALES (IN THOUSANDS)
  Zales (including Outlet stores)................  $  829,387   $  733,395   $  618,106
  Gordon's.......................................     311,671      309,327      282,271
  Bailey Banks & Biddle..........................     264,315      241,441      226,323
  Peoples(a).....................................      21,237           --           --
  Other(b).......................................       2,258       29,547      127,118
                                                   ----------   ----------   ----------
                                                   $1,428,868   $1,313,710   $1,253,818
                                                   ==========   ==========   ==========
AVERAGE SALES PER STORE(c)
  Zales (including Outlet store).................  $1,166,000   $1,092,000   $1,013,000
  Gordon's.......................................     994,000      967,000      888,000
  Bailey Banks & Biddle..........................   2,497,000    2,290,000    1,990,000
  Peoples(a).....................................          --           --           --
STORES OPENED DURING PERIOD
  Zales (including Outlet stores)................          54           65           65
  Gordon's.......................................           4           17            9
  Bailey Banks & Biddle..........................           6            7           16
  Peoples(a).....................................           0           --           --
                                                   ----------   ----------   ----------
                                                           64           89           90
                                                   ==========   ==========   ==========
STORES CLOSED DURING PERIOD
  Zales (including Outlet stores)................          16            6            9
  Gordon's.......................................           9           10           22
  Bailey Banks & Biddle..........................           7           13           15
  Peoples(a).....................................           0           --           --
                                                   ----------   ----------   ----------
                                                           32           29           46
                                                   ==========   ==========   ==========
TOTAL STORES
  Zales (including Outlet stores)................         739          701          642
  Gordon's.......................................         312          317          310
  Bailey Banks & Biddle..........................         106          107          113
  Peoples(a).....................................         176           --           --
                                                   ----------   ----------   ----------
                                                        1,333        1,125        1,065
                                                   ==========   ==========   ==========

- ---------------
(a) The Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corporation effective May 23, 1999. See "Current Year Events -- Acquisition of Peoples Jewellers."
(b) Other net sales: (i) includes sales from direct mail operations and (ii) includes sales from Diamond Park Fine Jewelers which was divested during fiscal year 1998.
(c) Based on sales per store open a full twelve months during the respective year.

 Zales Jewelers

     Zales is positioned as the Company's national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 1999, Zales had 708 Zales stores in 50 states and Puerto Rico. Average store size is approximately 1,470 square feet, and the average selling price per unit sold is $260. Zales accounted for approximately 58 percent of the Company's sales in fiscal year 1999.

     Zales' merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal year 1999, bridal merchandise represented 35 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 65 percent. The bridal merchandise category consists of solitaire engagement rings, various bridal sets and diamond and gold anniversary bands. Fashion jewelry consists generally of diamond fashion rings, earrings, gold chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection fosters an image of quality and trust among consumers. While maintaining a strong focus on the bridal segment of the business, Zales is placing added emphasis on the non-bridal merchandise such as the fashion and gift-giving aspects of the business. Innovative product categories, including platinum engagement rings, and tanzanite fashion jewelry, have been added. The combination of Zales' national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales is in the direct fulfillment business through its direct mail operations and Internet web site. The direct fulfillment operations currently account for less than 2 percent of the Company's sales.

     Leveraging brand recognition and national advertising, Zales Outlet represents the Company's Outlet Mall format. At July 31, 1999, the Company operated 31 Zales Outlet stores in 17 states. The Company has begun expanding its Zales Outlet concept and plans to continue to grow it over the next several years. The merchandise assortment in a Zales Outlet Store includes a wide selection of today's most fashion-forward looks, including name brand watches and fashion items like tanzanite jewelry. Zales Outlet accounted for less than 2 percent of the Company's net sales in fiscal 1999.

 Gordon's Jewelers

     Gordon's is positioned as a major regional brand with an upgraded product offering. At July 31, 1999, Gordon's had 312 stores in 35 states and Puerto Rico. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $314. Gordon's accounted for approximately 22 percent of the Company's net sales in fiscal year 1999.

     Gordon's distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of store inventory to regional tastes. A portion of the merchandise sold by Gordon's stores overlaps the Zales product line. Regional radio broadcast campaigns that emphasize key items are utilized to complement printed inserts.

     Gordon's will continue to emphasize its new image to match its customer base and will further tailor key items to customers' regional preferences. Steps to upgrade Gordon's have included store remodeling, a more distinctive and fashion-oriented product assortment, improved displays, exclusive and value oriented merchandise and the application of more stringent credit-approval standards.

 Bailey Banks & Biddle Fine Jewelers

     Established in 1832, Bailey Banks & Biddle offers high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The stores are among the pre-eminent stores in their markets and carry both exclusive and recognized designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortment emphasizes the classic and traditional look and focuses on diamonds, precious stone and gold jewelry, as well as watches and giftware. At July 31, 1999, Bailey Banks & Biddle operated 106 upscale jewelry stores in 29 states. During fiscal 1999, the Company converted stores not under the Bailey Banks & Biddle name to that name. This change will enable Bailey Banks & Biddle to market and advertise on a national scale. The Company also utilizes the trade name

Zell Bros.(R) for one store. The stores have an average selling price per unit sold of $651, an average store size of approximately 3,300 square feet and accounted for approximately 18 percent of the Company's net sales in fiscal year 1999.

     Bailey Banks & Biddle stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products for specific customers. In fiscal year 1999, Bailey Banks & Biddle expanded its advertising reach with a repetitive presence in nationally distributed newspapers, such as the New York Times and The Wall Street Journal and high profile magazines such as Town & Country, Vanity Fair and Bon Appetit.

 Peoples Jewellers

     Effective May 23, 1999, the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corporation, a privately owned chain consisting principally of 176 fine jewelry stores operating throughout Canada under the Peoples and Mappins names. Peoples offers traditional jewelry and attracts the moderate customer segment in Canada. Peoples has the largest market share in Canada. Its closest specialty jewelry competitor has fewer than 40 locations.

     The Company believes that Peoples has a significant opportunity to improve store productivity by employing a focused merchandising strategy that offers the top 250 key items or "Brilliant Buys." Approximately 90 percent of this merchandise will overlap with Zales, allowing the Company to leverage its merchandising strength.

     The Company plans to execute an aggressive marketing strategy that includes many media channels and campaigns similar to those that Zales employs, including television advertising campaigns during key holiday periods.

     Beginning in late fiscal 2000 the Company expects to begin renovating existing Peoples' stores with an updated design, as well as targeting growth opportunities by identifying possible new store locations.

STORE OPERATIONS

     The Company's stores are designed to create an attractive environment, maximize operating efficiencies and make shopping convenient and enjoyable. The Company pays careful attention to store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases to maximize merchandise presentation. Promotional displays are changed periodically to provide variety, to reflect seasonal events or to complement a particular mall's promotions.

     Each of the Company's stores is led by a store manager who is responsible for certain store-level operations, including sales and some personnel matters. Non-sales administrative matters, including purchasing, credit operations and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each of the stores also offers standard warranties and return policies and provides extended warranty coverage which may be purchased at the customer's option.

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

     The Company believes it is important to provide knowledgeable and responsive customer service. The Company has implemented employee training programs, including training in sales techniques for new employees, on-the-job training and manager training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization, from store associate to buyer.

PURCHASING AND INVENTORY

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. The Company had approximately $126.2 million and $146.8 million of consignment inventory on hand at July 31, 1999 and 1998, respectively. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During fiscal years 1999 and 1998, the Company purchased approximately 33 percent of its merchandise from its top five vendors, including more than 11 percent from its top vendor.

CREDIT OPERATIONS

     The Company's private label credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. Approximately 48 percent of the Company's net sales were generated by credit sales on the private label credit cards in fiscal year 1999. The Company has found that opening a credit account allows its sales personnel to build customer relationships that generate customer loyalty and facilitate repeat purchases as well as enhancing the Company's target marketing capability. Peoples outsources its proprietary credit program to a third party provider.

     In October 1997, the Company established a national credit card bank, Jewelers National Bank ("JNB" or the "Bank"), for the granting of credit under its private label credit cards. The creation of the national bank allows the Company greater flexibility in establishing rates charged to customers and simplifies regulatory requirements.

     Credit extension, customer service and collections for the private label accounts are performed by JNB in Tempe, Arizona, and Service Centers in Clearwater, Florida, San Marcos, Texas and San Juan, Puerto Rico. The Bank uses credit scoring to assess risk in extending credit to customers. The Bank has enhanced the timeliness of its approval process for new accounts, whereby customers can be approved rapidly at point of sale. The Bank offers a variety of credit marketing programs to facilitate sales, with an emphasis on flexible repayment terms.

     The Company currently has approximately 1.5 million customer names on file to which it directs promotional material. The Company uses many of these customer names in its target marketing programs.

     The Company focuses collection efforts on delinquent accounts in a rapid and disciplined manner. Collectors are trained with state of the art Computer Based Training programs, which are developed in-house. Collection accounts are scored on a behavioral model at monthly billing. This statistical analysis allows for optimum collection and follow-up on delinquent accounts. Based on the behavioral score, the account is put into priority queuing for letter and/or personal phone call follow-up. Early stage delinquencies are handled with an approach which is sensitive to customer goodwill. If accounts progress into delinquency, more assertive action is taken.

     The following table presents certain data concerning sales, credit sales and accounts receivable for the past three fiscal years, excluding Peoples and Diamond Park:

                                                                YEAR ENDED JULY 31,
                                                     ------------------------------------------
                                                        1999            1998            1997
                                                     ----------      ----------      ----------
Net sales (thousands)..............................  $1,407,631      $1,284,163      $1,126,700
Net credit sales (thousands).......................  $  680,320      $  638,277      $  556,771
Credit sales as percentage of net sales............        48.3%           49.7%           49.4%
Average number of active customer accounts.........     806,000         755,000         715,000
Average balance per customer account...............  $      742      $      742      $      719
Customer receivables (thousands)...................  $  587,794      $  562,952      $  508,885
Average monthly collection percentage..............         9.8%            9.6%            9.2%
Bad debt expense as a percentage of total sales,
  excluding Peoples and Diamond Park...............         5.0%            5.1%            4.9%
Accounts receivable greater than 90 days past due,
  excluding late fees..............................        10.2%(a)         8.4%            8.9%

- ---------------

(a) In May 1999, the Company began operating under a new credit system. Under this system, billing cycles were changed and aging criteria are slightly different. Management believes that the characteristics of the accounts at July 31, 1999 are relatively consistent with previous years.

     Accounts are automatically charged off when no full scheduled payment is made for a period of seven consecutive billing cycles. Additionally, accounts are charged off if twelve contract payments are missed.

INSURANCE AFFILIATES

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company's private label credit card customers. Additionally, the Company promotes the sale of credit insurance products to customers who use the private label credit card program. In fiscal year 1999, over 48 percent of the Company's private label credit card purchasers purchased some form of credit insurance. The three companies, which are wholly owned subsidiaries of ZDel, are the insurers (either through direct written or reinsurance contracts) of the Company's customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company's retail sales on its private label credit cards and are not significant on a stand-alone basis.

EMPLOYEES

     As of July 31, 1999, the Company had approximately 12,000 employees, less than 1 percent of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Christmas season.

COMPETITION

     The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of the Company's competitors are non-specialty retailers which are larger and have greater financial resources than the Company. The malls where the Company's stores are located typically contain competing national chains, independent jewelry stores or department store jewelry departments. The Company believes that it is also competing for consumers' discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware.

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

     The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names for stores and products in Zales, Gordon's, Bailey Banks & Biddle, and Peoples are important to the Company in maintaining its competitive position in the jewelry retailing industry.

MANAGEMENT INFORMATION SYSTEMS

     The Company's information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); and (v) expense control programs. Data processing systems include point-of-sale reporting, purchase order management, receiving, merchandise planning and control, payroll, general ledger, credit card administration, and accounts payable. Bar code ticketing is used to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby reducing the need for paper reports. The Company uses electronic data interchange ("EDI") with certain of its vendors to facilitate timely merchandise replenishment. The Company believes that the further use of EDI with its vendors will lower the administrative costs associated with invoice processing and settlement.

     The Company's information systems allow management to monitor and control the Company's operations, and to generate reports on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze activity by store, amount of sale, terms of sale or employees who made the sale.

     The Company entered into a five-year agreement during December 1996 with a third party for the management of the Company's mainframe processing operations, client server systems, LAN operations and desktop support. The Company believes that by outsourcing this portion of its management information systems it will be able to achieve additional efficiencies and allow the Company to focus its internal information technology efforts on developing new systems to enhance the performance of its core business.

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

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $21 million over the next two years for enhancements to its management information systems. A portion of these expenditures will assist the Company in maintaining Year 2000 compliant systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

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

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sale of credit and other insurance. The Company's and its competitors' practices are also subject to review in the ordinary course of business by the Federal Trade Commission, and the Company's and other retail Companies credit cards are subject to regulation by the Office of the Comptroller of the Currency. See "Business -- Credit Operations." The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     Merchandise in the retail jewelry industry is frequently sold at a discount to the "regular" or "original" price. A number of states in which the Company operates have regulations which require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and other various state and federal laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company undertakes to monitor changes in those laws and believes that it is in material compliance with all applicable federal and state laws with respect to such practices.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) the Company's implementation of its merchandising strategies, (ii) the extension or replacement of the Revolving Credit Agreement, (iii) a refinancing of the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, an extension of the maturity of the outstanding Variable Notes, (iv) expected capital expenditures to be made in the future, (v) expected significant upgrades to the Company's management information systems over the next several years, (vi) the addition of new locations through new store openings, (vii) the renovation and remodeling of the Company's existing store locations, (viii) the Company's efforts to reduce costs, (ix) the adequacy of the Company's sources of cash to finance its current and future operations, (x) the terms of renewal of the Company's store leases,
(xi) resolution of litigation without material adverse effect on the Company and
(xii) the expected impact of the "Year 2000" issue. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the availability of alternate sources of merchandise supply during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained by the Company; the changes in regulatory requirements which are applicable to the Company's business; management's decisions to pursue new distribution channels and strategies which may involve additional costs; and the risk factors listed herein and from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.

ITEM 2. PRINCIPAL PROPERTIES

     The Company leases a 430,000 square feet corporate headquarters facility, which extends through April 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/ Fort Worth International Airport. During the fiscal year 1999, the Company sold a 120,000 square foot warehouse in Dallas, Texas, leasing back approximately 60,000 square feet of that warehouse. The Company leases a 32,000 square feet general office facility in Toronto, Ontario Canada for Peoples, which extends through April 2001.

     The Company leases a facility for the operations of JNB in Tempe, Arizona (24,200 square feet).

     The Company also leases three credit service centers located in Clearwater, Florida (30,000 square feet), San Juan, Puerto Rico (2,900 square feet) and one national collections center located in San Marcos, Texas (9,000 square feet).

     The Company rents most of its retail spaces under leases that generally range from five to ten years and may contain minimum rent escalations. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on store gross sales.

     The following table indicates the expiration dates of the current terms of the Company's leases as of July 31, 1999 (executed lease agreements, including non-stores and unopened stores):

                                                                               PERCENTAGE
TERM EXPIRES                                          STORES   OTHER   TOTAL    OF TOTAL
- ------------                                          ------   -----   -----   ----------
2000 and prior......................................    194     --       194       14%
2001................................................    148      1       149       11
2002................................................    120      2       122        9
2003................................................     67      1        68        4
2004 and thereafter.................................    863      2       865       62
                                                      -----     --     -----      ---
Total number of leases..............................  1,392      6     1,398      100%
                                                      =====     ==     =====      ===

     Management believes substantially all of the store leases expiring in fiscal year 2000 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors annually, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

NAME                        AGE   POSITION
- ----                        ---   --------
Robert J. DiNicola........  51    Chairman of the Board
Beryl B. Raff.............  48    President and Chief Executive Officer, Director
Alan P. Shor..............  40    Executive Vice President and Chief Operating Officer
Sue E. Gove...............  41    Executive Vice President and Chief Financial Officer
Mary L. Forte.............  48    Executive Vice President and Chief Administrative
                                  Officer

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Mr. Robert J. DiNicola relinquished his responsibilities as Chief Executive Officer to Beryl B. Raff, the Company's President and Chief Operating Officer on September 7, 1999. Mr. DiNicola continues to actively serve as Chairman of the Board of Directors. Mr. DiNicola had served as Chairman of the Board and Chief Executive Officer of the Company since April 18, 1994. For the three years prior to joining the Company,

Mr. DiNicola was a senior executive officer of The Bon Marche Division of Federated Department Stores, Inc., having served as Chairman and Chief Executive Officer of that Division from 1992 to 1994 and as its President and Chief Operating Officer from 1991 to 1992. From 1989 to 1991, Mr. DiNicola was a Senior Vice President of Rich's Department Store Division of Federated. For 17 years, prior to joining the Federated organization, Mr. DiNicola was associated with Macy's, where he held various executive, management and merchandising positions, except for a one-year period during which he held a division officer position with The May Department Stores Company, Inc.

     Ms. Beryl B. Raff was appointed Chief Executive Officer and a member of the Company's Board of Directors on September 7, 1999 while retaining her position as President. From July 15, 1998 to September 7, 1999, Ms. Raff served as President and Chief Operating Officer. From July 1997 to July 1998, she served as Executive Vice President and Chief Operating Officer. From November 1994 to July 1997, she served as President of Zales. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy's East with responsibilities for its jewelry business in a 12 state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy's South/Bullocks. Prior to 1988, Ms. Raff had 17 years of retailing and merchandising experience with the Emporium and Macy's department stores.

     Mr. Alan P. Shor was named Executive Vice President and Chief Operating Officer on September 15, 1999 while retaining his position as Secretary. From November 17, 1997 to September 15, 1999, Mr. Shor served as Executive Vice President, Chief Logistics Officer, Secretary and General Counsel (he relinquished the General Counsel position August 1, 1999). From May 1997 to November 1997, Mr. Shor served as Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. From June 1995 to May 1997, Mr. Shor served as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

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

     Ms. Mary L. Forte was appointed Executive Vice President and Chief Administrative Officer on January 13, 1998. From July 1994 to January 1998, Ms. Forte served as President of Gordon's. From January 1994 to July 1994, Ms. Forte served as Senior Vice President of QVC -- Home Shopping Network. From July 1991 through January 1994, Ms. Forte served as Senior Vice President of the Bon Marche, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forte was Vice President of Rich's Department Store, Housewares Division. In addition to the above, Ms. Forte has an additional 13 years of retailing and merchandising experience with Macy's, The May Department Stores Company, Inc. and Federated Department Stores.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS' EQUITY

     The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol ZLC. The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

                                                     1999               1998
                                                 -------------      -------------
                                                 HIGH      LOW      HIGH      LOW
                                                 ----      ---      ----      ---
First..........................................  $32       $19 1/2  $28 3/16  $21
Second.........................................   34 7/16   23 7/8   26 7/8    21 1/2
Third..........................................   40 3/16   30 5/16  31 1/8    24 1/8
Fourth.........................................   44 5/8    34 1/2   34 1/8    28 3/8

     As of September 3, 1999, the outstanding shares of Common Stock were held by approximately 1,126 holders of record. The Company has not paid dividends on the Common Stock since the initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company's Short-term Borrowings and Long-term Debt limit the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data for each of the years ended July 31, 1999, 1998, 1997, 1996 and 1995, have been derived from the Company's audited Consolidated Financial Statements.

                                                        YEAR ENDED JULY 31,
                                   --------------------------------------------------------------
                                      1999         1998         1997         1996         1995
                                   ----------   ----------   ----------   ----------   ----------
                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales........................  $1,428,868   $1,313,710   $1,253,818   $1,137,377   $1,036,149
Cost of sales....................     737,188      681,908      643,318      576,764      524,010
                                   ----------   ----------   ----------   ----------   ----------
Gross margin.....................     691,680      631,802      610,500      560,613      512,139
Selling, general and
  administrative expenses........     502,279      475,846      480,522      457,371      434,101
Depreciation and amortization
  expense........................      29,478       22,565       14,022        7,538          381
Unusual items(a).................          --       (8,947)          --       (4,486)          --
                                   ----------   ----------   ----------   ----------   ----------
Operating earnings...............     159,923      142,338      115,956      100,190       77,657
Interest expense, net............      30,488       32,039       36,098       30,102       29,837
                                   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes,
  extraordinary item.............     129,435      110,299       79,858       70,088       47,820
Income taxes.....................      48,503       41,362       29,305       25,094       16,350
                                   ----------   ----------   ----------   ----------   ----------
Earnings before extraordinary
  items..........................  $   80,932   $   68,937   $   50,553   $   44,994   $   31,470
                                   ==========   ==========   ==========   ==========   ==========
  Net earnings...................  $   80,932   $   68,937   $   50,553   $   43,898   $   31,470
                                   ==========   ==========   ==========   ==========   ==========
Earnings per common share:
  Basic:
     Earnings before
       extraordinary item........  $     2.24   $     1.96   $     1.44   $     1.28   $      .90
     Net earnings................  $     2.24   $     1.96   $     1.44   $     1.25   $      .90
  Diluted:
     Earnings before
       extraordinary item........  $     2.21   $     1.84   $     1.38   $     1.23   $      .88
     Net earnings................  $     2.21   $     1.84   $     1.38   $     1.20   $      .88
Weighted average number of common
  shares outstanding:
  Basic..........................      36,059       35,201       35,054       35,068       34,970
  Diluted........................      36,688       37,368       36,632       36,465       35,849
BALANCE SHEET DATA:
  Working capital................  $  556,886   $  971,495   $  877,130   $  775,500   $  781,802
  Total assets...................   1,526,932    1,445,929    1,281,206    1,163,811    1,110,708
  Total debt.....................     452,589      480,275      451,787      404,354      443,624
  Total stockholders'
     investment..................     699,611      648,061      541,574      476,258      391,890

- ------------------

(a) Unusual items consist of the gain on sale of Diamond Park Fine Jewelers of ($1.6 million) and a gain on sale of land of ($7.3 million) for the year ended July 31, 1998, and reorganization recoveries of ($4.5 million) for the year ended July 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Business -- Cautionary Notice Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from the Company's audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                               YEAR ENDED JULY 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Net Sales...................................................  100.0%  100.0%  100.0%
Cost of Sales...............................................   51.6    51.9    51.3
                                                              -----   -----   -----
Gross Margin................................................   48.4    48.1    48.7
Selling, General and Administrative Expenses................   35.2    36.2    38.3
Depreciation and Amortization Expense.......................    2.0     1.7     1.2
Unusual Item -- Gain on Sale of Diamond Park Fine
  Jewelers..................................................     --    (0.1)     --
Unusual Item -- Gain on Sale of Land........................     --    (0.5)     --
                                                              -----   -----   -----
Operating Earnings..........................................   11.2    10.8     9.2
Interest Expense, Net.......................................    2.1     2.5     2.9
                                                              -----   -----   -----
Earnings Before Income Taxes................................    9.1     8.3     6.3
Income Taxes................................................    3.4     3.1     2.3
                                                              -----   -----   -----
Net Earnings................................................    5.7%    5.2%    4.0%
                                                              =====   =====   =====

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

     Net Sales. Net Sales for the year ended July 31, 1999 increased by $115.2 million to $1.4 billion, a 8.8 percent increase compared to the previous year. Excluding sales from Diamond Park Fine Jewelers which was divested in fiscal year 1998, total sales for the year increased 10.9 percent. The sales increase primarily resulted from a 6.0 percent increase in sales from stores open for comparable periods, 64 new stores added during the year and two months of sales for Peoples which was acquired in May 1999. These factors were partially offset by 32 stores closed during the year. The Company believes that sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

     Gross Margin. Gross Margin as a percentage of net sales was 48.4 percent for the year ended July 31, 1999 compared to 48.1 percent for the year ended July 31, 1998, an increase of 0.3 percent. This increase was principally due to more efficient purchasing, resulting in lower markdowns. The LIFO benefit was $0.7 million and $2.5 million for the years ended July 31, 1999 and 1998.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 35.2 percent of sales for the year ended July 31, 1999 from 36.2 percent for the year ended July 31, 1998, or 1.0 percent as a percentage of net sales. Store expenses as a percentage of sales decreased by 1.0 percent principally due to productivity improvements relating to the lowering of payroll costs as a percentage of sales. Net corporate expenses decreased by 0.2 percent of net sales. This decrease in expense was partially offset by Peoples, which had slightly higher store expenses as a percentage of sales. The selling, general and administrative expense reduction demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

     Earnings Before Interest, Taxes, Depreciation and Amortization
Expense. Earnings Before Interest, Taxes, Depreciation and Amortization Expense were $189.4 million and $156.0 million for the years ended July 31, 1999 and 1998, respectively, an increase of 21.4 percent.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $6.9 million, primarily as a result of the purchase of new assets, principally for new store openings, renovation and refurbishment and the acquisition of Peoples. Due to fresh start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

     Interest Expense, Net. Interest Expense, Net was $30.5 million and $32.0 million for the years ended July 31, 1999 and 1998, respectively. The decrease is a result of higher interest income from investments due to an increase in net monthly average cash and cash equivalents for fiscal year 1999 as compared to fiscal year 1998.

     Income Taxes. The income tax expense for the years ended July 31, 1999 and 1998 was $48.5 million and $41.4 million, respectively, reflecting an effective tax rate of 37.5 percent for both years. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards ("NOL") (after annual limitations) against current and future tax liabilities. As of July 31, 1999, the Company had a remaining NOL (after limitations) of approximately $181 million.

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

     Net Sales. Net Sales for the year ended July 31, 1998 increased by $60.0 million to $1.3 billion, a 4.8 percent increase compared to the previous year. The previous year included a full year of sales of the Company's Diamond Park Fine Jewelers stores, which the Company divested in the first and second quarters of fiscal year 1998. Excluding sales from Diamond Park Fine Jewelers, total sales for the year increased 14.2 percent. The sales increase primarily resulted from a 9.3 percent increase in sales from stores open for comparable periods and 89 new stores added during the year, which were partially offset by 29 stores closed during the year. The Company believes that the sales growth was influenced by enhanced merchandise assortments, successful product promotions and strong store level execution.

     Gross Margin. Gross Margin as a percentage of net sales was 48.1 percent for the year ended July 31, 1998 compared to 48.7 percent for the year ended July 31, 1997, a decrease of 0.6 percent. This decrease was primarily due to a shift in the mix to more diamond solitaire merchandise and the Company's planned competitive stance with regard to pricing in the current year. The LIFO (benefit)/provision was ($2.5) million and $3.7 million for the years ended July 31, 1998 and 1997. The benefit in fiscal 1998 is partially a result of a reduction in inventories during the current year.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 36.2 percent of sales for the year ended July 31, 1998 from 38.3 percent for the year ended July 31, 1997, or 2.1 percent as a percentage of net sales. Store expenses as a percentage of sales decreased by 1.9 percent principally due to productivity improvements and the divestiture of the Diamond Park Operations which had significantly higher payroll and rent costs as a percentage of sales. Corporate expenses decreased by 0.2 percent of net sales principally as a result of lower costs for payroll. The Selling, General and Administrative Expense reduction demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

     Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items. Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $156.0 million and $130.0 million for the years ended July 31, 1998 and 1997, respectively, an increase of 20.0 percent.

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

     Unusual Items -- Gain on Sale of Diamond Park Fine Jewelers and Gain on Sale of Land. The Gain on Sale of Diamond Park Fine Jewelers was $1.6 million and the Gain on the Sale of Land was $7.3 million for fiscal 1998.

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

     Income Taxes. The income tax expense for the years ended July 31, 1998 and 1997 was $41.4 million and $29.3 million, respectively, reflecting an effective tax rate of 37.5 percent and 36.7 percent, respectively. As a result of guidelines regarding accounting for income taxes of companies utilizing fresh-start reporting, the Company reports earnings on a fully-taxed basis even though it has not paid any significant income taxes through fiscal 1998. The Company expects to begin paying more significant income taxes in fiscal 1999. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards ("NOL") (after annual limitations) against current and future tax liabilities. As of July 31, 1998, the Company had a remaining NOL (after limitations) of approximately $250.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 1999, the Company had cash and cash equivalents of $35.4 million, and $6.0 million of restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 39.7 percent of the Company's annual sales were made during the three months ended January 31, 1999 and 1998, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

OPERATING ACTIVITIES

     Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters.

                                                FISCAL 1999                                        FISCAL 1998
                                         FOR THE THREE MONTHS ENDED                         FOR THE THREE MONTHS ENDED
                              ------------------------------------------------   ------------------------------------------------
                              JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                1999       1999         1999          1998         1998       1998         1998          1997
                              --------   ---------   -----------   -----------   --------   ---------   -----------   -----------
                                                                        (IN THOUSANDS)
Net sales...................  $325,994   $280,736     $567,952      $254,186     $280,867   $258,300     $522,017      $252,526
Gross margin................   157,441    136,028      276,122       122,089      134,980    124,458      251,441       120,923
Operating earnings..........    21,879     17,793      109,920        10,331       19,471     10,491      102,556         9,820
Net earnings................     8,542      6,267       63,960         2,163        7,451      1,503       58,937         1,046

     Net cash provided by operating activities was $74.3 million, $112.8 million and $16.5 million for fiscal years 1999, 1998 and 1997 respectively. The net cash provided by operating activities decreased from the prior year principally due to the Company paying more taxes and to greater investment in inventory. In fiscal 1998, the net cash provided by operating activities resulted principally from an increase in net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities. In fiscal 1997, net earnings, depreciation and amortization charges and the non-cash change in lieu of tax expense were offset by additional working capital needs for accounts receivable and inventory growth.

     Net cash used in investing activities was $154.3 million in fiscal 1999 principally related to the acquisition of Peoples, as well as expenditures for new store growth and expenditures for remodeling existing stores. Net cash provided by investing activities was $12.5 million in fiscal 1998, primarily related to proceeds from the sale of Diamond Park Fine Jewelers and proceeds from the sale of land offsetting capital expenditures for new store growth and existing store remodeling and refurbishment. Net cash used in investing activities was $49.1 million in fiscal 1997 principally related to capital expenditures for new store growth and existing store remodeling and refurbishment.

     Net cash used in financing activities was $57.8 million in fiscal 1999, principally related to the refinancing and reduction of the Zale Funding Trust Securitization and repurchase of the Company's common stock on the open market. Net cash provided by financing activities for fiscal 1998 and fiscal 1997 was $15.2 million and $46.8 million, respectively. In fiscal 1998, the net cash provided by financing activities resulted principally from the issuance of the Senior Notes and proceeds from exercise of stock options and warrants, offset by the repayment of the Revolving Credit Agreement and purchase of Treasury Stock. Net cash provided by financing activities for fiscal 1997 is primarily related to borrowings under the Revolving Credit Agreement.

     There has been an increase of approximately $93 million in owned merchandise inventories at July 31, 1999 compared to the balance at July 31, 1998. This increase resulted principally from new store growth, the acquisition of Peoples and a broader assortment of merchandise at Bailey Banks and Biddle.

FINANCE ARRANGEMENTS

- - On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued by Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel"), and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company's Revolving Credit Agreement and through the issuance of Variable Funding Notes ("Variable Notes") to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion. As of July 31, 1999, the entire $250 million facility is classified as a Short-term Borrowing since it matures within the next twelve months.

     As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. Additionally the Company paid down the approximate $103 million balance under the Revolving Credit Agreement. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.

- - In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit.

     The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus 1.25 percent or
(ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The interest rate based on Eurodollar Rates and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 0.25 percent per annum (subject to reduction or increase based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. The interest rates and commitment fee will also be reduced if the Company obtains an investment grade rating. The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At July 31, 1999, approximately $103 million was outstanding under the Revolving Credit Agreement with a Eurodollar Rate of 6.4 percent. In addition, letters of credit in the amount of approximately $0.6 million were outstanding at July 31, 1999. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date.

- - In order to support the Company's longer term capital financing requirements, the Company issued $100 million of Senior Notes (the "Senior Notes") on
September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

CAPITAL GROWTH

     During the year ended July 31, 1999, the Company made approximately $60 million in capital expenditures, a portion of which was used to open 64 new stores. Under its continued growth strategy, the Company plans to open approximately 165 new stores for which it will incur approximately $40 million in capital expenditures during the combined fiscal years 2000 and 2001. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. During the combined fiscal years 2000 and 2001, the Company anticipates spending approximately $45 million to remodel, relocate or refurbish approximately 200 additional stores. The Company also estimates it will make capital expenditures of approximately $21 million during the combined fiscal years 2000 and 2001 for enhancements to its management information systems. In total, the Company anticipates spending approximately $132 million on capital expenditures during the combined fiscal years 2000 and 2001. The Revolving Credit Agreement limits the Company's capital expenditures to $75 million for fiscal year 2000.

OTHER ACTIVITIES AFFECTING LIQUIDITY

- - Effective May 23, 1999, the Company acquired substantially all assets of Peoples Jewellers Corporation, a privately owned chain consisting principally of 176 fine jewelry stores operating throughout Canada, for approximately $78 million cash and the assumption of certain liabilities.

- - During September 1999, the Board of Director's authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50 million of the Company's common stock on the open market through fiscal year 2000. In June 1999, the Company completed the $50 million repurchase plan authorized on August 25, 1998.

- - The Company has an operations services agreement for credit operations with a third-party servicer. The agreement, dated May 5, 1998, requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. Additional annual payments will be paid based on credit volume for normal credit processing activities.

- - The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, which began in December 1996, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage.

- - Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 1999 was approximately $13 million. As of July 31, 1999, the Company had a NOL (after limitations) of approximately $181 million, which represents up to $72 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

     Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the extension or replacement of the Revolving Credit Agreement, the Variable Notes and a refinancing of the Variable Notes (or an extension of the maturity of the outstanding Variable Notes) should be sufficient to fund the Company's current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

YEAR 2000

     The Company's management has recognized the need to ensure, to the extent possible, that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like those of many companies, a significant number of the Company's computer applications and systems required modification in order to render these systems Year 2000 compliant. The Company recognized that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to distribute its merchandise to its stores and to process its daily business for some period of time. However, Company management presently believes that scenario is unlikely based on the accomplishment of its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. However, to the extent possible, the Company has undertaken to ensure that its most critical vendors and service providers will be able to serve the Company without interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

     Zale has used a combination of internal and external resources to assess and make the needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/ server applications. In 1997 the Company launched a formal project using an industry standard process to address the Year 2000 problem. The process involved seven steps: 1) create awareness, 2) assess/inventory, 3) devise strategy/action plan, 4) replace/modify/outsource, 5) test/certify, 6) install and 7) provide post implementation support. The specialized software programs and hardware used throughout the corporation are now in the seventh phase of the process and will remain there until after the transition to Calendar Year 2000. Non-compliant programs and systems have been replaced, modified or outsourced, including credit processing, Store POS systems, inventory systems, distribution center systems, the EDI system, financial systems, HR systems, and Data Audit. The period from August 1, 1999 through December 31, 1999 will be used to perform additional testing, address exceptions and respond to issues, contingencies and/or third party concerns. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

     With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company has remediated or replaced noncompliant systems.

     Since June 1998, the Company has sent approximately 3,500 inquiries to its vendors requesting compliance certification. The Company has collected responses to those inquiries. It continues to follow-up with those material vendors who either did not respond or whose response was insufficient. The Company has made and will continue to make site visits to critical vendors' facilities as appropriate. The Company outsources its MIS processing and credit processing and inquiry systems. These outsourcers have contractually committed to Year 2000 compliance, and the Company is monitoring their progress in that regard. The Company's primary delivery service has provided assurance that its systems will function correctly through the date change. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000. The Company's major benefits vendors and service providers have indicated they are or will be Year 2000 compliant, as have most of the Company's major merchandise vendors.

     Direct expenditures were approximately $1.7 million and internal costs were approximately $0.5 million, for a total cost of $2.2 million in expenditures associated with the Year 2000 in fiscal year 1998. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, were expended in fiscal year 1999. The Company has funded and will continue to fund these expenditures through its normal IT operations budget. As required by generally accepted accounting principles, these costs are expensed as incurred. The

Company is currently addressing the financial needs associated with the Year 2000 for fiscal year 2000, which began August 1, 1999, and expects these costs to be approximately $0.75 million.

     The Company has had each of its departments develop basic contingency plans to restore material functions in the case of a Year 2000 failure. The contingency plans cover critical functions within each business location, including the stores, the General Office, the credit centers and third party service providers. The Company will continue to refine these plans, test them as possible, and make them more comprehensive as more information becomes available from testing and from third party suppliers. In addition, the Company's two processing outsourcers also have contingency plans for the Company's processing should their primary systems fail.

     Additionally, in the normal course of business, the Company has made capital investments in certain third party software and hardware systems to address the financial and operational needs of the business. These systems, which will improve the efficiencies and productivity of the replaced systems, have also been certified Year 2000 compliant by either the vendor or the Company. To date all of these capital projects were part of the Company's long-term strategic capital plan and their timing has not been accelerated as a result of the Year 2000 issue.

     Prior to the acquisition of its assets by the Company, Peoples had launched a Year 2000 compliance initiative that included replacement of its core merchandising, accounting and distribution systems, inspection and upgrades of POS devices, and validation of the Year 2000 compliance of its vendors, suppliers and service providers. That initiative has been continued by Zale, and its review indicates that Peoples will meet its Year 2000 goals in a timely manner. Testing and documentation will continue during the third calendar quarter to minimize any Year 2000 exposure. The fourth calendar quarter will be spent mitigating any material risks discovered during the third quarter. Management does not expect any Year 2000 issues within Peoples to be material to the Company.

     Although there can be no assurance that unanticipated events will not occur, or that the Company has identified all Year 2000 issues, it is management's belief that the Company has taken and continues to take adequate action to address Year 2000 issues. Management does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described under "Short-term Borrowings" and "Long-term Debt" in the Notes to the Consolidated Financial Statements. The majority of the Company's borrowings are under variable rate arrangements. See "Short-term Borrowings" and "Long-term Debt" Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

     The investments of the Company's insurance subsidiaries, primarily stocks and bonds in the amount of $27.7 million, approximate market value at July 31, 1999.

     Based on the Company's market risk sensitive instruments (including variable rate debt) outstanding at July 31, 1999, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

     Due to its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company's financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through its regular operating and financing activities. Based on the Company's market risk from currency exchange rate exposure at July 31, 1999, the Company believes that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows on such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-31 at the end of this Annual Report on Form 10-K:

                                                                PAGE
                           INDEX                               NUMBER
                           -----                               ------
Management's Report.........................................    F-2
Report of Independent Public Accountants....................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Balance Sheets.................................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Consolidated Statements of Stockholders' Investment.........    F-7
Notes to Consolidated Financial Statements..................    F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS:

     The list of financial statements required by this item is set forth in Item 8.

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Public Accountants....................     26
Schedule II -- Valuation and Qualifying Accounts............     27

     All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

3. EXHIBITS

           2.1           -- Purchase of Assets Agreement, dated June 2, 1999, between
                            Zale Canada Co. and Peoples Jewellers Corporation.(11)
           3.1           -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(1)
           3.2           -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(5)
           4.1           -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale Corporation and Zale Delaware, Inc. and The First
                            National Bank of Boston, as agent for the lenders
                            identified therein. The Schedules attached to the
                            Agreement, as identified in the list of Schedules filed
                            as a part of this exhibit, are omitted from this filing,
                            but will be provided supplementally to the Commission
                            upon request.(5)
           4.2           -- Indenture, dated September 30, 1997, by and among Zale
                            Corporation, Zale Delaware, Inc. and Bank One, N.A. as
                            Trustee.(7)
           4.3           -- Indenture, dated as of July 15, 1999, between Zale
                            Funding Trust as Issuer and The Bank of New York as
                            Indenture Trustee and Securities Intermediary.(11)
           4.4           -- Series 1999 -- A Indenture Supplement, dated as of July
                            15, 1999, between Zale Funding Trust as Issuer and The
                            Bank of New York as Indenture Trustee and Securities
                            Intermediary.(11)
           4.5           -- Purchase and Servicing Agreement, dated as of July 15,
                            1999, among Zale Funding Trust, Zale Delaware, Inc. and
                            Jewelers National Bank.(11)
         *10.1           -- Class A Note Purchase Agreement, dated as of July 15,
                            1999, among Zale Funding Trust (Issuer), Zale Delaware,
                            Inc. (Seller), Jewelers National Bank (Servicer), The
                            Class A Purchasers Parties Thereto, Credit Suisse First
                            Boston, New York Branch (Administrative Agent and Agent)
                            and Other Agents Parties Thereto.(11)
          10.2           -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(3)
         *10.3           -- Zale Corporation Stock Option Plan.(1)
         *10.4           -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(2)
         *10.4a          -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(4)
         *10.5           -- Settlement Agreement, dated as of November 30, 1997,
                            between Zale Corporation and Louis J. Grabowsky.(8)
          10.6           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(4)
          10.6a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(4)
          10.7           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(5)
         *10.8           -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(6)
          10.8a          -- Modified list of parties to Change of Control
                            Agreement.(9)
          10.9           -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(9)

            10.10          -- Seller Restrictive Covenant Agreement, dated as of June 2, 1999, between Peoples
                              Jewellers Corporation, Zale Canada Co. and Zale Corporation.(11)
           *10.11          -- Amended and Restated Employment Agreement, dated September 7, 1999, between Zale
                              Corporation and Robert J. DiNicola.(11)
           *10.12          -- Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Beryl B.
                              Raff. (9)
           *10.13          -- Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Alan P.
                              Shor. (9)
           *10.14          -- Employment Agreement, dated as of January 15, 1998 between Zale Corporation and Mary L.
                              Forte. (9)
           *10.15          -- Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Sue E.
                              Gove. (9)
           *10.16          -- Amendment to Employment Agreement, dated as of October 8, 1998, between Zale
                              Corporation and Beryl B. Raff. (10)
           *10.17          -- Amendment to Employment Agreement, dated as of October 8, 1998, between Zale
                              Corporation and Alan P. Shor. (10)
           *10.18          -- Amendment to Employment Agreement, dated as of October 8, 1998, between Zale
                              Corporation and Mary L. Forte. (10)
           *10.19          -- Amendment to Employment Agreement, dated as of October 8, 1998, between Zale
                              Corporation and Sue E. Gove. (10)
            21             -- Subsidiaries of the registrant. (11)
            23             -- Consent of Independent Public Accountants.(11)
            27             -- Financial data schedule.(11)

- ---------------

  (1) Previously filed as an exhibit to the registrant's Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

  (2) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

  (3) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

  (4) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

  (5) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

  (6) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

  (7) Previously filed as an exhibit to the registrants' Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

  (8) Incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

  (9) Previously filed as an exhibit to the registrant's Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

 (10) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1998, and incorporated herein by reference.

 (11) Filed herewith.

* Management Contracts and Compensatory Plans.

4. REPORTS ON FORM 8-K

     99 Press Release issued by the Company on June 3, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Management's Report.........................................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Balance Sheets.................................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Consolidated Statements of Stockholders' Investment.........   F-7
Notes to Consolidated Financial Statements..................   F-9

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

     The Company maintains a system of internal accounting controls to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

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

Robert J. DiNicola              Beryl B. Raff                   Sue E. Gove
Chairman of the Board           President and                   Executive Vice President and
                                Chief Executive Officer,        Chief Financial Officer
                                Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited the accompanying consolidated balance sheets of Zale Corporation (a Delaware corporation) and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' investment for each of the three years in the period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas
September 1, 1999
(except with respect to the matter discussed in the Subsequent Event footnote, as to which the date is September 15, 1999)

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                            JULY 31,     JULY 31,     JULY 31,
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net Sales................................................  $1,428,868   $1,313,710   $1,253,818
Cost of Sales............................................     737,188      681,908      643,318
                                                           ----------   ----------   ----------
Gross Margin.............................................     691,680      631,802      610,500
Selling, General and Administrative Expenses.............     502,279      475,846      480,522
Depreciation and Amortization Expense....................      29,478       22,565       14,022
Unusual Item -- Gain on Sale of Diamond Park Fine
  Jewelers...............................................          --       (1,634)          --
Unusual Item -- Gain on Sale of Land.....................          --       (7,313)          --
                                                           ----------   ----------   ----------
Operating Earnings.......................................     159,923      142,338      115,956
Interest Expense, Net....................................      30,488       32,039       36,098
                                                           ----------   ----------   ----------
Earnings Before Income Taxes.............................     129,435      110,299       79,858
Income Taxes.............................................      48,503       41,362       29,305
                                                           ----------   ----------   ----------
Net Earnings.............................................  $   80,932   $   68,937   $   50,553
                                                           ==========   ==========   ==========
Earnings Per Common Share:
  Basic..................................................  $     2.24   $     1.96   $     1.44
  Diluted................................................  $     2.21   $     1.84   $     1.38
Weighted Average Number of Common Shares and Common Share
  Equivalents Outstanding:
  Basic..................................................      36,059       35,201       35,054
  Diluted................................................      36,688       37,368       36,632

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                               JULY 31,     JULY 31,
                                                                 1999         1998
                                                              ----------   ----------
Current Assets:
  Cash and Cash Equivalents.................................  $   35,403   $  173,069
  Restricted Cash...........................................       6,029        6,192
  Customer Receivables, Net.................................     510,714      495,468
  Merchandise Inventories...................................     571,669      478,467
  Other Current Assets......................................      36,827       26,720
                                                              ----------   ----------
Total Current Assets........................................   1,160,642    1,179,916
Property and Equipment, Net.................................     203,841      162,884
Other Assets................................................      99,654       44,326
Deferred Tax Asset, Net.....................................      62,795       58,803
                                                              ----------   ----------
Total Assets................................................  $1,526,932   $1,445,929
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Short-term Borrowings.....................................  $  353,000   $       --
  Accounts Payable and Accrued Liabilities..................     237,392      187,621
  Deferred Tax Liability, Net...............................      13,364       20,800
                                                              ----------   ----------
Total Current Liabilities...................................     603,756      208,421
Non-current Liabilities.....................................      70,892       50,190
Long-term Debt..............................................      99,589      480,275
Excess of Revalued Net Assets Over Stockholders' Investment,
  Net.......................................................      53,084       58,982
Commitments and Contingencies
Stockholders' Investment:
  Preferred Stock...........................................          --           --
  Common Stock..............................................         392          380
  Additional Paid-In Capital................................     504,300      477,657
  Accumulated Other Comprehensive Income....................         376        2,851
  Accumulated Earnings......................................     292,273      211,341
  Deferred Compensation.....................................      (5,005)          --
                                                              ----------   ----------
                                                                 792,336      692,229
  Treasury Stock............................................     (92,725)     (44,168)
                                                              ----------   ----------
Total Stockholders' Investment..............................     699,611      648,061
                                                              ----------   ----------
Total Liabilities and Stockholders' Investment..............  $1,526,932   $1,445,929
                                                              ==========   ==========

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                              JULY 31,     JULY 31,     JULY 31,
                                                                1999         1998         1997
                                                             ----------   ----------   -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...............................................  $  80,932    $  68,937    $    50,553
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization expense....................     31,252       23,689         16,290
  Amortization of deferred compensation....................        709           --             --
  Deferred taxes and utilization of NOL operating losses...      7,633       34,544         28,697
  Unusual Item -- Gain on Sale of Diamond Park Fine
     Jewelers..............................................         --       (1,634)            --
  Unusual Item -- Gain on Sale of Land.....................         --       (7,313)            --
Changes in assets and liabilities, net of Peoples Jewellers
  acquisition:
  Restricted cash..........................................        163        2,821         22,497
  Customer receivables, net................................    (15,223)     (41,198)       (34,393)
  Merchandise inventories..................................    (57,976)     (19,277)       (53,840)
  Other current assets.....................................     (7,966)      12,551        (13,736)
  Other assets.............................................        367          122          1,467
  Accounts payable and accrued liabilities.................     34,628       45,144           (490)
  Non-current liabilities..................................       (173)      (5,613)          (580)
                                                             ---------    ---------    -----------
Net Cash Provided by Operating Activities..................     74,346      112,773         16,465
                                                             ---------    ---------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment........................    (59,538)     (63,497)       (54,025)
Dispositions of property and equipment.....................      1,941          649          4,887
Acquisition of Peoples Jewellers, net of cash acquired.....    (96,662)          --             --
Proceeds from Sale of Diamond Park Fine Jewelers...........         --       62,443             --
Proceeds from Sale of Land.................................         --       12,911             --
                                                             ---------    ---------    -----------
Net Cash (Used in) Provided by Investing Activities........   (154,259)      12,506        (49,138)
                                                             ---------    ---------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short term borrowings......................    250,000           --             --
(Payments on) proceeds from long-term debt.................         --         (410)           291
Payments on receivables securitization facility............   (380,760)          --             --
Payments on revolving credit agreement.....................     (3,500)    (192,900)    (1,027,700)
Borrowings under revolving credit agreement................    106,500      122,200      1,074,800
Net proceeds from issuance on senior notes.................         --       99,530             --
Debt issue and capitalized financing costs.................     (1,094)      (2,621)          (945)
Proceeds from exercise of stock options....................     21,044        9,198          1,073
Proceeds from exercise of warrants.........................         --       20,170             --
Purchase of common stock...................................    (49,943)     (40,000)          (759)
                                                             ---------    ---------    -----------
Net Cash (Used in) Provided by Financing Activities........    (57,753)      15,167         46,760
                                                             ---------    ---------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents.......   (137,666)     140,446         14,087
Cash and Cash Equivalents at Beginning of Period...........    173,069       32,623         18,536
                                                             ---------    ---------    -----------
Cash and Cash Equivalents at End of Period.................  $  35,403    $ 173,069    $    32,623
                                                             =========    =========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................  $  35,956    $  35,853    $    34,914
  Interest received........................................  $   7,289    $   7,776    $       936
  Income taxes paid (net of refunds received)..............  $  39,403    $   1,741    $     3,431

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (AMOUNTS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                 NUMBER OF              ADDITIONAL       OTHER
                                               COMMON SHARES   COMMON    PAID-IN     COMPREHENSIVE
                                                OUTSTANDING    STOCK     CAPITAL        INCOME
                                               -------------   ------   ----------   -------------
Balance July 31, 1996........................     35,199        $352     $383,042       $1,013
Net Earnings.................................         --          --           --           --
Unrealized Gain on Securities, net...........         --          --           --        1,169
Reduction of Tax Valuation Allowance.........         --          --       13,280           --
Exercise of Stock Options....................        113           1        1,072           --
Recoveries and Purchase of Common Stock......       (290)         (3)       3,727           --
                                                  ------        ----     --------       ------
Balance, July 31, 1997.......................     35,022         350      401,121        2,182
                                                  ======        ====     ========       ======
Net Earnings.................................         --          --           --           --
Unrealized Gain on Securities, net...........         --          --           --          669
Reduction of Tax Valuation Allowance.........         --          --       46,572           --
Exercise of Stock Options....................        768          11        9,187           --
Exercise of Warrants.........................      1,945          19       20,151           --
Purchase of Common Stock.....................     (1,365)         --           --           --
Recoveries of Common Stock...................         (5)         --          166           --
Contribution to 401(k) plan..................         35          --          460           --
                                                  ------        ----     --------       ------
Balance, July 31, 1998.......................     36,400         380      477,657        2,851
                                                  ======        ====     ========       ======
Net Earnings.................................         --          --           --           --
Unrealized Loss on Securities, net...........         --          --           --         (285)
Cumulative Translation Adjustments...........         --          --           --       (2,190)
Exercise of Stock Options, including tax
  benefit....................................      1,019          10       21,034           --
Purchase of Common Stock.....................     (1,669)         --           --           --
Contribution to 401(k) plan..................         52          --         (104)          --
Restricted Stock Awards......................        181           2        5,713           --
Deferred Compensation Amortization...........         --          --           --           --
                                                  ------        ----     --------       ------
Balance July 31, 1999........................     35,983        $392     $504,300       $  376
                                                  ======        ====     ========       ======

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

                                    ACCUMULATED     DEFERRED     TREASURY     TOTAL      COMPREHENSIVE
                                     EARNINGS     COMPENSATION    STOCK     INVESTMENT      INCOME
                                    -----------   ------------   --------   ----------   -------------
Balance July 31, 1996.............   $ 91,851       $    --      $     --    $476,258       $    --
Net Earnings......................     50,553            --            --      50,553        50,553
Unrealized Gain on Securities,
  net.............................         --            --            --       1,169         1,169
Reduction of Tax Valuation
  Allowance.......................         --            --            --      13,280            --
Exercise of Stock Options.........         --            --            --       1,073            --
Recoveries and Purchase of Common
  Stock...........................         --            --        (4,483)       (759)           --
                                     --------       -------      --------    --------       -------
Balance, July 31, 1997............    142,404            --        (4,483)    541,574        51,722
                                     ========       =======      ========    ========       =======
Net Earnings......................     68,937            --            --      68,937        68,937
Unrealized Gain on Securities,
  net.............................         --            --            --         669           669
Reduction of Tax Valuation
  Allowance.......................         --            --            --      46,572            --
Exercise of Stock Options.........         --            --            --       9,198            --
Exercise of Warrants..............         --            --            --      20,170            --
Purchase of Common Stock..........         --            --       (40,000)    (40,000)           --
Recoveries of Common Stock........         --            --          (166)         --            --
Contribution to 401(k) plan.......         --            --           481         941            --
                                     --------       -------      --------    --------       -------
Balance, July 31, 1998............    211,341            --       (44,168)    648,061        69,606
                                     ========       =======      ========    ========       =======
Net Earnings......................     80,932            --            --      80,932        80,932
Unrealized Gain on Securities,
  net.............................         --            --            --        (285)         (285)
Cumulative Translation
  Adjustments.....................         --            --            --      (2,190)       (2,190)
Exercise of Stock Options,
  including tax benefit...........         --            --            --      21,044            --
Purchase of Common Stock..........         --            --       (49,943)    (49,943)           --
Contribution to 401(k) plan.......         --            --         1,386       1,282            --
Restricted Stock Awards...........         --        (5,715)           --          --            --
Deferred Compensation
  Amortization....................         --           710            --         710            --
                                     --------       -------      --------    --------       -------
Balance July 31, 1999.............   $292,273       $(5,005)     $(92,725)   $699,611       $78,457
                                     ========       =======      ========    ========       =======

              See Notes to the Consolidated Financial Statements.

                       ZALE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Zale Corporation and its wholly-owned subsidiaries (the "Company" or "Zale"). The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. ("ZDel"). ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations (see Acquisition of Peoples Jewellers) into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments. At July 31, 1999, $6.0 million was restricted primarily by the capital requirements of Jewelers National Bank ("JNB"), the Company's national credit card bank and consignment arrangements with certain vendors.

     CUSTOMER RECEIVABLES are classified as current assets, including amounts which are due after one year, in accordance with industry practices. The allowance for doubtful accounts was $76.5 million and $67.3 million at July 31, 1999 and 1998, respectively. Finance charge income and net earnings from credit insurance subsidiaries of $118.5 million, $113.3 million and $101.0 million for the years ended July 31, 1999, 1998 and 1997, respectively, has been reflected as a reduction of Selling, General and Administrative Expenses. Finance charge and insurance charge income are recorded pursuant to the calculation set forth in the Company's credit card agreements.

     MERCHANDISE INVENTORIES are stated at the lower of cost or market. Cost for U.S. inventories is determined primarily in accordance with the retail inventory method. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") method. Merchandise inventory of Peoples Jewellers are valued using the first-in, first-out ("FIFO") method determined using the cost method.

     LONG LIVED ASSETS. In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets and goodwill. Under the guidance of SFAS No. 121, intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction were to occur.

     DEPRECIATION AND AMORTIZATION are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life. Estimated useful lives of the assets range from three to twenty years. Original cost and related accumulated depreciation or amortization are removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized as incurred and are amortized over their useful lives.

     EXCESS OF REVALUED NET ASSETS OVER STOCKHOLDERS' INVESTMENT is being amortized over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 1999, 1998 and 1997. Accumulated amortization was $35.4 million and $29.5 million at July 31, 1999 and 1998, respectively.

                       ZALE CORPORATION AND SUBSIDIARIES

     STORE PRE-OPENING COSTS are charged to results of operations when incurred. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include the present value of estimated future rentals net of anticipated sublease income, loss on retirement of property and equipment and other related occupancy costs.

     ADVERTISING EXPENSES are charged against operations when incurred. Cooperative advertising funds are received from certain merchandise vendors. Amounts charged against operations were $49.0 million, $45.8 million and $46.1 million for the years ended July 31, 1999, 1998 and 1997, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 1999 and 1998 are $2.5 million and $4.4 million, respectively.

     RECLASSIFICATIONS. The classifications in use at July 31, 1999 have been applied to the financial statements for July 31, 1998 and 1997.

     FOREIGN CURRENCY. Translation adjustments result from translating foreign subsidiaries' financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Comprehensive Income in the Consolidated Statements of Stockholders' Investment.

ACQUISITION OF PEOPLES JEWELLERS

     Effective May 23, 1999, the Company acquired substantially all assets of Peoples Jewellers Corporation, a privately owned chain consisting principally of 176 fine jewelry stores operating throughout Canada, for approximately $78 million cash, payment of approximately $18 million to pay down existing bank debt and the assumption of certain liabilities.

     The excess of the purchase price over the fair value of the net assets acquired of approximately $57.1 million is classified as goodwill, and is included in other assets in the accompanying balance sheet and is being amortized on a straight-line basis over twenty years. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning the alignment of operations is finalized.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to May 23, 1999. The entire cost of the acquisition was funded through the Company's available cash.

     The following unaudited pro forma information presents a summary of our consolidated results of operations including Peoples Jewellers as if the acquisition was effective on August 1, 1997:

                                                       YEAR ENDED      YEAR ENDED
                                                      JULY 31, 1999   JULY 31, 1998
                                                      -------------   -------------
                                                                UNAUDITED
                                                         (AMOUNTS IN THOUSANDS,
                                                        EXCEPT PER SHARE AMOUNTS)
Sales...............................................   $1,542,645      $1,452,326
Net Earnings........................................       81,203          69,086
Earnings Per Common Share:
  Diluted...........................................         2.21            1.85

     The unaudited pro forma information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transaction had occurred on August 1, 1997, nor do they project the results of operations or financial position for any future periods or at any future date.

                       ZALE CORPORATION AND SUBSIDIARIES

MERCHANDISE INVENTORIES

     The Company's U.S. operations use the LIFO method of accounting for inventory, which results in a matching of current costs with current revenues. The LIFO (benefit)/provision was ($0.7) million, ($2.5) million and $3.7 million for the years ended July 31, 1999, July 31, 1998 and July 31, 1997, respectively. The estimated cost of replacing the Company's inventories exceeds its net LIFO cost by approximately $12.7 million and $13.4 million at July 31, 1999 and 1998, respectively. Inventories on a first-in, first-out ("FIFO") basis were $546.8 million and $491.9 million at July 31, 1999 and 1998, respectively. The Company also maintained consigned inventory at its retail locations of approximately $126.3 million and $146.8 million at July 31, 1999 and 1998, respectively. This consigned inventory and related contingent obligation are not reflected in the Company's financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales.

     The Company's Canadian operations use the FIFO method of accounting for inventory. Inventory net of reserves was approximately $37.6 million and consigned inventory was approximately $5.4 million at July 31, 1999.

PROPERTY AND EQUIPMENT

     The Company's property and equipment consists of the following:

                                                      JULY 31, 1999   JULY 31, 1998
                                                      -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Buildings and Leasehold Improvements................    $111,141        $ 80,149
Furniture and Fixtures..............................     176,258         129,145
Construction in Progress............................      10,041          19,054
                                                        --------        --------
                                                         297,440         228,348
Less: Accumulated Amortization and Depreciation.....     (93,599)        (65,464)
                                                        --------        --------
Total Net Property and Equipment....................    $203,841        $162,884
                                                        ========        ========

ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND NON-CURRENT LIABILITIES

     The Company's accounts payable and accrued liabilities consist of the following:

                                                      JULY 31, 1999   JULY 31, 1998
                                                      -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Accounts Payable....................................    $104,759        $ 77,711
Accrued Payroll.....................................      25,453          22,542
Accrued Taxes.......................................      18,210          18,601
Extended Warranty...................................      19,419          15,706
Accrued Percentage Rent.............................      16,162          11,093
Other Accruals......................................      53,389          41,968
                                                        --------        --------
Total Accounts Payable and Accrued Liabilities......    $237,392        $187,621
                                                        ========        ========

     The Company's non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," loss reserves for insurance subsidiaries and reserves for tax contingencies.

     POSTRETIREMENT BENEFITS. In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures

                       ZALE CORPORATION AND SUBSIDIARIES
about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106," which revises employers' disclosures about pensions and other postretirement benefit plans. The Company adopted the provisions of SFAS No. 132 for the year ended July 31, 1999. All prior year information has been restated in accordance with SFAS No. 132.

     The Company provides medical and dental insurance benefits for all eligible retirees and spouses with benefits to the latter continuing after the death of the retiree. Substantially all of the Company's full-time employees, who were hired on or before November 14, 1994, become eligible for those benefits upon reaching age 55 while working for the Company and having ten years continuous service. The medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000 up to the age of 65 and $50,000 thereafter. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the postretirement benefits are recognized in the financial statements over an employee's active career on an accrual basis. The Company funds actual claims as they occur.

     Change in Benefit Obligation:

                                                  JULY 31, 1999   JULY 31, 1998   JULY 31, 1997
                                                  -------------   -------------   -------------
                                                             (AMOUNTS IN THOUSANDS)
Benefit Obligation At Beginning Of Year.........     $20,865         $20,920         $20,733
Service Cost....................................         339             440             613
Interest Cost...................................       1,053             936           1,112
Actuarial Gain..................................        (572)           (743)           (582)
Benefits Paid...................................        (597)           (688)           (956)
                                                     -------         -------         -------
Benefit Obligation At End of Year...............     $21,088         $20,865         $20,920
                                                     =======         =======         =======

     The weighted average assumption of the discount rate is 7.75 percent and
7.0 percent as of July 31, 1999, and 1998 respectively. For measurement purposes, a 10.0 percent and 11.0 percent annual rate of increase in the per capita cost covered health care benefits was assumed for July 31, 1999 and July 31, 1998 respectively. The rate was assumed to decrease gradually to 6.0 percent for 2006 and remain at that level thereafter.

     Components of Net Periodic Benefit Cost:

                                                  JULY 31, 1999   JULY 31, 1998   JULY 31, 1997
                                                  -------------   -------------   -------------
                                                             (AMOUNTS IN THOUSANDS)
Service Cost....................................     $  339           $ 440          $  613
Interest Cost...................................      1,053             936           1,112
Amortization of Prior Service Cost..............       (572)           (743)           (582)
                                                     ------           -----          ------
Net Periodic Benefit Cost.......................     $  820           $ 633          $1,143
                                                     ======           =====          ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-PERCENTAGE-POINT       1-PERCENTAGE-POINT
                                                   INCREASE                 DECREASE
                                              -------------------      ------------------
                                                        (DOLLARS IN THOUSANDS)
Effect on total service and interest cost
  components................................   $  178      13.5%       $   (85)      (6.4)%
Effect on post retirement benefit
  obligation................................    1,780      13.1%        (1,619)     (11.9)%

                       ZALE CORPORATION AND SUBSIDIARIES

SHORT-TERM BORROWINGS

     The Company's Short-term Borrowings consist of the following:

                                                           JULY 31, 1999      JULY 31, 1998
                                                           -------------      -------------
                                                                (AMOUNTS IN THOUSANDS)
Revolving Credit Agreement...............................    $103,000             $ --
Zale Funding Trust Securitization........................     250,000               --
                                                             --------             ----
                                                             $353,000             $ --
                                                             ========             ====

     REVOLVING CREDIT AGREEMENT. In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit.

     The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus 1.25 percent or
(ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The interest rate based on Eurodollar Rates and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company pays a commitment fee of 0.25 percent per annum (subject to reduction or increase based on future performance) on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. The interest rates and commitment fee will also be reduced if the Company obtains an investment grade rating. The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At July 31, 1999, approximately $103 million was outstanding under the Revolving Credit Agreement with a Eurodollar Rate of 6.4 percent. In addition, letters of credit in the amount of approximately $0.6 million were outstanding at July 31, 1999. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date. See Notes to Consolidated Financial Statements -- Subsequent Event.

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

     ZALE FUNDING TRUST SECURITIZATION. On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued by Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel"), and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company's Revolving Credit Agreement and through the issuance of Variable Funding Notes ("Variable Notes") to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion. As of July 31, 1999, the entire

                       ZALE CORPORATION AND SUBSIDIARIES

$250 million facility is classified as a Short-term Borrowing since it matures within the next twelve months. At that same time the effective borrowing rate was 5.6 percent.

     As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes. See Notes to Consolidated Financial Statements -- Subsequent Event.

     Jewelers National Bank (the "Servicer"), a subsidiary of ZDel, is the servicing entity for the collection of the customer accounts receivable and its servicing obligations are guaranteed by ZDel. The Company has accounted for the Variable Notes as a secured borrowing in accordance with the provisions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

     The ZFT Securitization imposes certain reporting obligations on the Company and limits ZFT's ability, among other things, to grant liens, incur certain indebtedness, or enter into other lines of business. Additionally, under certain conditions as defined, including among other things, failure to pay principal or interest when due, failure to cure a borrowing base deficiency and breach of any covenant that is not cured, the ZFT Securitization is subject to an early amortization whereby the ZFT Securitization may be declared due and payable immediately. The restricted cash balance shown on the Consolidated Balance Sheets as of July 31, 1999 and 1998 includes the restricted cash of ZFT of $1.2 million and $2.3 million as of July 31, 1999 and July 31, 1998 respectively, which is based on the relationship between the ZFT Securitization outstanding and gross accounts receivable as of July 31, 1999 and 1998.

LONG-TERM DEBT

     The Company's long-term debt consists of the following:

                                                              JULY 31, 1999   JULY 31, 1998
                                                              -------------   -------------
                                                                 (AMOUNTS IN THOUSANDS)
Senior Notes................................................     $99,589        $ 99,556
Zale Funding Trust Securitization...........................          --         380,719
                                                                 -------        --------
Total Long-Term Debt........................................     $99,589        $480,275
                                                                 =======        ========

     SENIOR NOTES. On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the "Senior Notes") due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at redemption prices starting at 104.25 percent of the principal amount.

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

                       ZALE CORPORATION AND SUBSIDIARIES

     ZALE FUNDING TRUST SECURITIZATION. See Short-term Borrowings for description of Zale Funding Trust Securitization.

LEASE COMMITMENTS

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. Lease incentives of approximately $4.3 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                      JULY 31,     JULY 31,     JULY 31,
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Retail Space:
  Minimum Rentals..................................   $ 88,943     $79,181      $ 70,344
  Rentals Based on Sales...........................     12,069      13,046        27,762
                                                      --------     -------      --------
                                                       101,012      92,227        98,106
Equipment and Corporate Headquarters...............      2,770       2,643         3,240
                                                      --------     -------      --------
Total Rent Expense.................................   $103,782     $94,870      $101,346
                                                      ========     =======      ========

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 1999, for all noncancellable leases of ongoing operations were as follows: 2000 -- $91.2 million;
2001 -- $85.5 million; 2002 -- $78.7 million; 2003 -- $74.5 million;
2004 -- $70.6 million; thereafter -- $197.4 million; for a total of $597.9 million.

INTEREST

     Interest expense for the years ended July 31, 1999, 1998 and 1997 was approximately $37.5 million, $37.2 million and $36.9 million, respectively.

     Interest income for the years ended July 31, 1999, 1998 and 1997 was $7.0 million, $5.2 million and $0.8 million, respectively.

                       ZALE CORPORATION AND SUBSIDIARIES

INCOME TAXES

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                      JULY 31,     JULY 31,     JULY 31,
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Federal Income Tax Expense at Statutory Rate.......   $45,495      $38,605      $27,950
Amortization of Excess of Revalued Net Assets Over
  Stockholders' Investment.........................    (2,064)      (2,064)      (2,064)
State Income Taxes, Net of Federal Income Tax
  Benefit..........................................     5,128        4,635        3,243
Other..............................................       (56)         186          176
                                                      -------      -------      -------
Total Income Tax Expense...........................   $48,503      $41,362      $29,305
                                                      =======      =======      =======
Effective Income Tax Rate..........................      37.5%        37.5%        36.7%
                                                      =======      =======      =======

                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                      JULY 31,     JULY 31,     JULY 31,
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                            (AMOUNTS IN THOUSANDS)
Current Provision:
  Federal..........................................   $37,746      $ 6,405      $   221
  State............................................     3,124          413          387
                                                      -------      -------      -------
  Total Current Provision..........................    40,870        6,818          608
Deferred Provision
  Federal..........................................     5,629       30,322       25,841
  State............................................     2,004        4,222        2,856
                                                      -------      -------      -------
  Total Deferred Provision.........................     7,633       34,544       28,697
                                                      -------      -------      -------
Total Income Tax Provision.........................   $48,503      $41,362      $29,305
                                                      =======      =======      =======

     Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting as of the close of business on July 31, 1993. In connection with the adoption of fresh-start reporting, the net book values of substantially all non-current assets existing at July 30, 1993 (the "Effective Date") were eliminated. As a consequence, SFAS No. 109, in conjunction with SOP 90-7, requires that any tax benefits realized for book purposes after the Effective Date, from the reduction of the valuation allowance existing as of the Effective Date be reported as an increase to additional paid-in capital rather than as a reduction in the tax provision in the Consolidated Statements of Operations. However, the Company will realize the cash benefit from utilization of its tax net operating loss ("NOL") against current and future tax liabilities. The cash benefit realized was approximately $13 million, $38 million and $25 million for the years ended July 31, 1999, 1998 and 1997, respectively.

     As of July 31, 1999, the Company has a NOL carryforward (after limitations) of approximately $181 million. A majority of the tax basis NOL carryforward, which will be available to offset future taxable income of the Company, was determined based upon the initial equity valuation of the Company as determined upon the Effective Date. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward can be utilized through 2008.

                       ZALE CORPORATION AND SUBSIDIARIES

     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 1999 and 1998 are presented below.

                                                               JULY 31,     JULY 31,
                                                                 1999         1998
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Current Deferred Taxes:
  Assets --
     Customer receivables...................................   $ 19,632     $  8,152
     Accrued liabilities....................................     25,438       20,690
     State and local taxes..................................      1,291        1,950
     Net operating loss carryforward........................      9,957       38,000
     Other..................................................        771          120
                                                               --------     --------
     Total Assets...........................................     57,089       68,912
     Less -- Valuation Allowance............................     (6,381)     (22,073)
                                                               --------     --------
                                                                 50,708       46,839
  Liabilities --
     Merchandise inventories, principally due to LIFO
       reserve..............................................    (64,072)     (67,224)
     Other..................................................         --         (415)
                                                               --------     --------
Deferred Current Tax Liability, Net.........................   $(13,364)    $(20,800)
                                                               ========     ========
Non-Current Deferred Taxes:
  Assets --
     Property and equipment,................................   $  6,001     $ 13,976
     Net operating loss carryforward........................     63,960       59,813
     Postretirement benefits................................      8,828        9,815
     Other..................................................      1,850        2,726
                                                               --------     --------
     Total Assets...........................................     80,639       86,330
     Less -- Valuation Allowance............................     (8,619)     (27,357)
                                                               --------     --------
                                                                 72,020       58,973
  Liabilities --
     Other..................................................         --         (170)
     Goodwill...............................................     (9,225)          --
                                                               --------     --------
Deferred Non-Current Tax Asset, Net.........................   $ 62,795     $ 58,803
                                                               ========     ========

     Pursuant to the requirements of SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The valuation reserve was approximately $15 million and $49 million as of July 31, 1999 and 1998, respectively. The Company believes that, as of July 31, 1999, a sufficient history of earnings has been established to make realization of an approximately $49 million deferred income tax asset more likely than not. The change in valuation allowance from July 31, 1998 to July 31, 1999 was approximately $34 million.

CAPITAL STOCK

     COMMON STOCK. At July 31, 1999 and 1998, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized, 39,261,005 shares and 38,061,538 shares, respectively, were issued, of which

                       ZALE CORPORATION AND SUBSIDIARIES

35,982,708 shares and 36,400,047 shares, respectively, were outstanding. The Company held 3,278,297 and 1,661,491 treasury shares at July 31, 1999 and 1998, respectively.

     PREFERRED STOCK. At July 31, 1999 and 1998, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None are issued or outstanding.

     WARRANTS. During 1998, 1,945,420 Series A Warrants were exercised. The remaining 27,330 Series A Warrants expired July 30, 1998. Accordingly, at July 31, 1999 and July 31, 1998 there were no warrants outstanding. Each Series A Warrant entitled the holder to purchase one share of Zale common stock for $10.368 per share (subject to certain anti-dilution adjustments).

     TREASURY STOCK. During fiscal 1998 the Company repurchased approximately 1,364,971 shares at an aggregate cost of $40 million, related to a stock repurchase program authorized in February 1998. In June 1999, the Company completed a $50 million repurchase program, which was authorized during August 1998. Under this program, the Company repurchased 1,669,400 shares in fiscal 1999.

     During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of common stock on the open market.

     INCENTIVE STOCK PLAN. As of July 31, 1999 the Company had two stock incentive plans. On July 30, 1993 the Company adopted an incentive stock option plan (the "Incentive Stock Plan") to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 6,555,000 shares of common stock may be granted under the Incentive Stock Plan to eligible employees. The Incentive Stock Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the Incentive Stock Plan. Restricted Stock granted under the Incentive Stock Plan vests ratably over a four year vesting period except for 103,846 shares granted which vest ratably over a three year period, and are non-transferable prior to vesting. Options granted under the Stock Option Plan (i) must be granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The 1995 Outside Director Stock Option Plan, (the "Director Plan") authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Director Plan is 150,000 shares.

     During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. The shares will vest ratably on each of the anniversaries ranging from three to four years from the date of grant and are subject to restrictions on their sale or transfer. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.7 million for the twelve month period ended July 31, 1999.

     Stock option transactions are summarized as follows:

                                        SHARES                                GRANT PRICE
                          ----------------------------------   ------------------------------------------
                            FISCAL      FISCAL      FISCAL        FISCAL         FISCAL         FISCAL
                             1999        1998        1997          1999           1998           1997
                          ----------   ---------   ---------   ------------   ------------   ------------
Outstanding, beginning
  of year...............   3,365,757   3,088,425   2,722,075   $ 8.68-33.44   $ 8.68-21.81   $ 8.68-19.00
Granted.................     643,500   1,295,000     615,700    23.88-43.50    25.13-33.44    17.56-21.81
Exercised...............  (1,018,775)   (767,968)   (112,825)    8.68-33.44     8.68-19.31     8.73-17.69
Canceled................     (78,325)   (249,700)   (136,525)    9.74-33.44     9.00-21.81     9.00-17.69
                          ----------   ---------   ---------   ------------   ------------   ------------
Outstanding, end of
  year..................   2,912,157   3,365,757   3,088,425   $ 8.68-43.50   $ 8.68-33.44   $ 8.68-21.81
                          ==========   =========   =========   ============   ============   ============

                              WEIGHTED AVERAGE
                               EXERCISE PRICE
                          ------------------------
                          FISCAL   FISCAL   FISCAL
                           1999     1998     1997
                          ------   ------   ------
Outstanding, beginning
  of year...............  $22.65   $15.16   $13.60
Granted.................   42.17    33.24    21.37
Exercised...............   14.00    11.72    11.67
Canceled................   20.22    17.67    13.07
                          ------   ------   ------
Outstanding, end of
  year..................  $30.01   $22.65   $15.16
                          ======   ======   ======

                       ZALE CORPORATION AND SUBSIDIARIES

     As of July 31, 1999 and 1998, 918,448 and 1,155,257, respectively, of options outstanding were exercisable.

     In fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for the Stock Option Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, the Company's pro-forma net earnings for fiscal years 1999, 1998 and 1997 would have been (amounts in thousands) $77,149, $67,002 and $48,587 respectively, resulting in diluted earnings per share of $2.10, $1.79 and $1.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 1999, 1998 and 1997 respectively: risk-free interest rate of 5.3 percent, 5.8 percent and
6.0 percent, expected dividend yield of zero, expected lives of 5 years, and expected volatility of 34.0 percent, 32.2 percent, and 35.8 percent. The weighted average fair value of options granted for fiscal years 1999, 1998 and 1997 is $17.34, $12.74 and $9.06, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, restricted stock and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the years ended July 31, 1999, 1998 and 1997, there were antidilutive common stock equivalents of 593,000, 1,266,000 and 524,000, respectively.

                                                                       YEAR ENDED JULY 31,
                                                        -------------------------------------------------
                                                           1999               1998               1997
                                                        -----------        -----------        -----------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings available to shareholders................    $80,932            $68,937            $50,553
BASIC:
Weighted average number of common shares
  outstanding.........................................     36,059             35,201             35,054
Earnings per common share -- basic....................    $  2.24            $  1.96            $  1.44
                                                          =======            =======            =======
DILUTED:
Weighted average number of common shares
  outstanding.........................................     36,059             35,201             35,054
Effect of dilutive securities:
Stock options.........................................        551                980                675
Restricted Stock......................................         78                 --                 --
Warrants..............................................         --              1,187                903
                                                          -------            -------            -------
Weighted average number of common shares outstanding
  as adjusted.........................................     36,688             37,368             36,632
Earnings per common share -- diluted..................    $  2.21            $  1.84            $  1.38
                                                          =======            =======            =======

COMPREHENSIVE INCOME

     Effective August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive

                       ZALE CORPORATION AND SUBSIDIARIES
income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the consolidated statements of stockholders' investment.

SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company's four brands. Revenues of international retail operations represent approximately 1.5 percent of the Company's revenues for fiscal 1999. Net property and equipment of international operations, represents approximately 8.0 percent of the Company's net property and equipment for fiscal 1999. The Company's international retail operations commenced with the acquisition of Peoples Jewellers effective May 23, 1999.

UNUSUAL ITEM -- GAIN ON SALE OF DIAMOND PARK

     On September 3, 1997, the Company signed an agreement to sell Diamond Park Fine Jewelers (the "Diamond Park Sale"). Diamond Park Fine Jewelers, which managed leased fine jewelry departments in major department store chains including Marshall Field's, Dillard's, Mercantile and Parisian, had net sales of $125.3 million in fiscal year 1997. On October 6, 1997, the Company closed the Diamond Park Sale resulting in a gain of $1.6 million. The Company received $58.0 million in October 1997 and approximately $4.8 million was received in February 1998.

UNUSUAL ITEM -- GAIN ON SALE OF LAND

     In fiscal 1998, the Company closed the sale of excess land surrounding the corporate headquarters facility for $12.9 million, resulting in a gain of $7.3 million.

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

BENEFIT PLANS

 Defined Contribution Retirement Plan

     At July 31, 1999, the Company maintains The Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. Effective August 1, 1998, new employees are required to complete one year of continuous service with the Company to be eligible

                       ZALE CORPORATION AND SUBSIDIARIES
to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Under this plan, the Company matches one dollar in Zale stock for every dollar an employee contributes up to four percent of annual earnings, subject to Internal Revenue Service limitations. In order for an employee to be eligible for the Company match, the employee must have worked at least 1,000 hours during the plan year and be employed on the last day of the plan year.

     For matching contributions made through fiscal year 1998 an employee is
33.3 percent vested in the Zale stock after one year of service, 66.7 percent vested after two years of service and 100 percent vested after three years of service. Matching contributions subsequent to July 31, 1998, will immediately vest 100 percent. In order to be eligible for the contribution, employees must be employed by the Company at the time of the contribution.

     The Company's matching contributions were $1.3 million, $1.2 million and $1.2 million for fiscal years 1999, 1998 and 1997, respectively. The Company contributed 52,594 and 35,047 treasury shares to its 401(k) plan in fiscal year 1999 and 1998, respectively.

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

FINANCIAL INSTRUMENTS

     As cash and short-term cash investments, customer receivables, the revolving credit agreement, variable funding notes, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Also, the carrying amount of the $99.6 million, net of discount, Senior Notes approximates fair value.

     The investments of the Company's insurance subsidiaries, primarily stocks and bonds in the amount of $27.7 million and $26.6 million, approximate market value at July 31, 1999 and July 31, 1998 respectively and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders' investment. Net realized gains recognized for the years ended July 31, 1999, 1998 and 1997 were $1.6 million, $0.8 million, and $2.0 million, respectively.

     CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and customer receivables. The Company maintains cash and cash equivalents, short and long-term investments and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country. Concentrations of credit risk with respect to customer receivables are limited due to the Company's large number of customers and their dispersion across many regions. As of July 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

RELATED-PARTY TRANSACTIONS

     One of the Company's directors serves as a director of a company from which the Company purchased approximately $2.6 million and $3.1 million of jewelry merchandise during fiscal year 1999 and 1998, respectively. The Company believes the terms were equivalent to those of unrelated parties.

                       ZALE CORPORATION AND SUBSIDIARIES

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

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                       PARENT
                                       COMPANY   GUARANTOR    NON-GUARANTOR
                                        ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       -------   ----------   -------------   ------------   ------------
Net Sales............................  $    --   $1,378,670      $50,198        $     --      $1,428,868
Cost of Sales........................       --      712,072       25,116              --         737,188
                                       -------   ----------      -------        --------      ----------
Gross Margin.........................       --      666,598       25,082              --         691,680
Selling, General, and Administrative
  Expenses (Income)..................      150      529,119      (26,990)             --         502,279
Depreciation and Amortization
  Expense............................       --       26,193        3,285              --          29,478
                                       -------   ----------      -------        --------      ----------
Operating Earnings (Loss)............     (150)     111,286       48,787              --         159,923
Interest Expense, Net................       --      (11,718)      42,206              --          30,488
                                       -------   ----------      -------        --------      ----------
Income (Loss) Before Income Taxes....     (150)     123,004        6,581              --         129,435
Income Taxes.........................      (56)      46,254        2,305              --          48,503
                                       -------   ----------      -------        --------      ----------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries...........      (94)      76,750        4,276              --          80,932
Equity in Earnings of Subsidiaries...   81,026        4,459           --         (85,485)             --
                                       -------   ----------      -------        --------      ----------
Net Earnings.........................  $80,932   $   81,209      $ 4,276        $(85,485)     $   80,932
                                       =======   ==========      =======        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                         PARENT
                                         COMPANY   GUARANTOR    NON-GUARANTOR
                                          ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   -------------   ------------   ------------
Net Sales..............................  $    --   $1,291,146      $22,564        $     --      $1,313,710
Cost of Sales..........................       --      670,776       11,132              --         681,908
                                         -------   ----------      -------        --------      ----------
Gross Margin...........................       --      620,370       11,432              --         631,802
Selling, General, and Administrative
  Expenses (Income)....................      158      509,123      (33,435)             --         475,846
Depreciation and Amortization
  Expense..............................       --       21,352        1,213              --          22,565
Unusual Item -- Gain on Sale of Diamond
  Park Fine Jewelers...................       --       (1,634)          --              --          (1,634)
Unusual Item -- Gain on Sale of Land...       --       (7,313)          --              --          (7,313)
                                         -------   ----------      -------        --------      ----------
Operating Earnings (Loss)..............     (158)      98,842       43,654              --         142,338
Interest Expense, Net..................       --       (7,327)      39,366              --          32,039
                                         -------   ----------      -------        --------      ----------
Income (Loss) Before Income Taxes......     (158)     106,169        4,288              --         110,299
Income Taxes...........................      (59)      39,812        1,609              --          41,362
                                         -------   ----------      -------        --------      ----------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries.............      (99)      66,357        2,679              --          68,937
Equity in Earnings of Subsidiaries.....   69,036        2,619           --         (71,655)             --
                                         -------   ----------      -------        --------      ----------
Net Earnings...........................  $68,937   $   68,976      $ 2,679        $(71,655)     $   68,937
                                         =======   ==========      =======        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                    PARENT
                                    COMPANY   GUARANTOR    NON-GUARANTOR
                                     ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    -------   ----------   -------------   ------------   ------------
Net Sales.........................  $    --   $1,233,438     $ 20,380        $     --      $1,253,818
Cost of Sales.....................       --      633,208       10,110              --         643,318
                                    -------   ----------     --------        --------      ----------
Gross Margin......................       --      600,230       10,270              --         610,500
Selling, General, and
  Administrative Expenses
  (Income)........................      150      497,636      (17,264)             --         480,522
Depreciation and Amortization
  Expense.........................       --       12,295        1,727              --          14,022
                                    -------   ----------     --------        --------      ----------
Operating Earnings (Loss).........     (150)      90,299       25,807              --         115,956
Interest Expense, Net.............       --        1,739       34,359              --          36,098
                                    -------   ----------     --------        --------      ----------
Income (Loss) Before Income
  Taxes...........................     (150)      88,560       (8,552)             --          79,858
Income Taxes......................      (55)      32,498       (3,138)             --          29,305
                                    -------   ----------     --------        --------      ----------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries........      (95)      56,062       (5,414)             --          50,553
Equity in Earnings of
  Subsidiaries....................   50,648       (6,040)          --         (44,608)             --
                                    -------   ----------     --------        --------      ----------
Net Earnings (Loss)...............  $50,553   $   50,022     $ (5,414)       $(44,608)     $   50,553
                                    =======   ==========     ========        ========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 JULY 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                       PARENT
                                      COMPANY    GUARANTOR    NON-GUARANTOR
                                        ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   -------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents.........  $     --   $   22,294     $ 13,109      $        --     $   35,403
  Restricted Cash...................        --        1,533        4,496               --          6,029
  Customer Receivables, Net.........        --           --      510,714               --        510,714
  Merchandise Inventories...........        --      524,184       47,485               --        571,669
  Other Current Assets..............        --       33,869        2,958               --         36,827
                                      --------   ----------     --------      -----------     ----------
Total Current Assets................        --      581,880      578,762               --      1,160,642
Investment in Subsidiaries..........   698,197       47,880           --         (746,077)            --
Property and Equipment, Net.........        --      183,789       20,052               --        203,841
Intercompany Receivable.............   102,768      151,287           --         (254,055)            --
Other Assets........................        --        8,393       91,261               --         99,654
Deferred Tax Assets, Net............        58       67,335       (4,598)              --         62,795
                                      --------   ----------     --------      -----------     ----------
Total Assets........................  $801,023   $1,040,564     $685,477      $(1,000,132)    $1,526,932
                                      ========   ==========     ========      ===========     ==========
                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings.............  $     --   $  103,000     $250,000      $        --     $  353,000
  Accounts Payable and Accrued
     Liabilities....................     2,784      216,101       18,507               --        237,392
  Deferred Tax Liability, Net.......       646       17,954       (5,236)              --         13,364
                                      --------   ----------     --------      -----------     ----------
Total Current Liabilities...........     3,430      337,055      263,271               --        603,756
Non-current Liabilities.............        --       59,294       11,598               --         70,892
Intercompany Payable................        --           --      254,055         (254,055)            --
Long-term Debt......................    99,589           --           --               --         99,589
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net.....        --       53,084           --               --         53,084
Total Stockholders' Investment......   698,004      591,131      156,553         (746,077)       699,611
                                      --------   ----------     --------      -----------     ----------
Total Liabilities and Stockholders'
  Investment........................  $801,023   $1,040,564     $685,477      $(1,000,132)    $1,526,932
                                      ========   ==========     ========      ===========     ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                     PARENT
                                    COMPANY    GUARANTOR    NON-GUARANTOR
                                      ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   -------------   ------------   ------------
Current Assets:
  Cash and Cash Equivalents.......  $     --    $165,248      $  7,821       $      --      $  173,069
  Restricted Cash.................        --       1,541         4,651              --           6,192
  Customer Receivables, Net.......        --          --       495,468              --         495,468
  Merchandise Inventories.........        --     468,076        10,391              --         478,467
  Other Current Assets............        --      24,502         2,218              --          26,720
                                    --------    --------      --------       ---------      ----------
Total Current Assets..............        --     659,367       520,549              --       1,179,916
Investment in Subsidiaries........   648,160      52,493            --        (700,653)             --
Property and Equipment, Net.......        --     158,807         4,077              --         162,884
Intercompany Receivable...........   102,801         495            --        (103,296)             --
Other Assets......................        --      10,493        33,833              --          44,326
Deferred Tax Assets, Net..........        59      58,741             3              --          58,803
                                    --------    --------      --------       ---------      ----------
Total Assets......................  $751,020    $940,396      $558,462       $(803,949)     $1,445,929
                                    ========    ========      ========       =========      ==========

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Portion of Long-term
  Debt............................  $     --    $     --      $     --       $      --      $       --
Accounts Payable and Accrued
  Liabilities.....................     2,758     182,725         2,138              --         187,621
Deferred Tax Liability, Net.......       646      20,154            --              --          20,800
                                    --------    --------      --------       ---------      ----------
Total Current Liabilities.........     3,404     202,879         2,138              --         208,421
Non-current Liabilities...........        --      38,420        11,770              --          50,190
Intercompany Payable..............        --          --       103,296        (103,296)             --
Long-term Debt....................    99,555          --       380,720              --         480,275
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net...        --      58,982            --              --          58,982
Total Stockholders' Investment....   648,061     640,115        60,538        (700,653)        648,061
                                    --------    --------      --------       ---------      ----------
Total Liabilities and
  Stockholders' Investment........  $751,020    $940,396      $558,462       $(803,949)     $1,445,929
                                    ========    ========      ========       =========      ==========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         PARENT
                                        COMPANY    GUARANTOR    NON-GUARANTOR
                                          ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   -------------   ------------   ------------
Net Cash Provided by (Used in)
  Operating Activities................  $125,561   $ (86,411)     $  47,435      $ (12,239)     $  74,346
Net Cash Flows from Investing
  Activities:
Additions to property and equipment...        --     (58,418)        (1,120)            --        (59,538)
Dispositions of property and
  equipment...........................        --       1,875             66             --          1,941
Acquisition of Peoples Jewellers, net
  of cash acquired....................   (96,662)         --             --             --        (96,662)
                                        --------   ---------      ---------      ---------      ---------
Net Cash Used in Investing
  Activities..........................   (96,662)    (56,543)        (1,054)            --       (154,259)
                                        --------   ---------      ---------      ---------      ---------
Net Cash Flows from Financing
  Activities:
Net increase in short-term
  borrowings..........................        --          --        250,000             --        250,000
Payments on receivables securitization
  facility............................        --          --       (380,760)            --       (380,760)
Payments on revolving credit
  agreement...........................        --      (3,500)            --             --         (3,500)
Borrowings under revolving credit
  agreement...........................        --     106,500             --             --        106,500
Debt issue and capitalized financing
  costs...............................        --          --         (1,094)            --         (1,094)
Proceeds from exercise of stock
  options.............................    21,044          --             --             --         21,044
Purchase of common stock..............   (49,943)         --             --             --        (49,943)
Proceeds from issuance of Common
  Stock...............................        --          --        103,000       (103,000)            --
Dividends paid........................        --    (103,000)       (12,239)       115,239             --
                                        --------   ---------      ---------      ---------      ---------
Net Cash Used in Financing
  Activities..........................   (28,899)         --        (41,093)        12,239        (57,753)
                                        --------   ---------      ---------      ---------      ---------
Net (Decrease) Increase in Cash and
  Cash Equivalents....................        --    (142,954)         5,288             --       (137,666)
Cash and Cash Equivalents at Beginning
  of Period...........................        --     165,248          7,821             --        173,069
                                        --------   ---------      ---------      ---------      ---------
Cash and Cash Equivalents at End of
  Period..............................  $     --   $  22,294      $  13,109      $      --      $  35,403
                                        ========   =========      =========      =========      =========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                          PARENT
                                         COMPANY    GUARANTOR    NON-GUARANTOR
                                           ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
Net Cash Provided by Operating
  Activities...........................  $ 10,632   $ 101,492      $ 13,922        $(13,273)     $ 112,773
Net Cash Flows from Investing
  Activities:
Additions to property and equipment....        --     (61,959)       (1,538)             --        (63,497)
Dispositions of property and
  equipment............................        --         548           101              --            649
Proceeds from Sale of Diamond Park Fine
  Jewelers.............................        --      62,443            --              --         62,443
Proceeds from Sale of Land.............        --      12,911            --              --         12,911
                                         --------   ---------      --------        --------      ---------
Net Cash Provided by (Used in)
  Investing Activities.................        --      13,943        (1,437)             --         12,506
                                         --------   ---------      --------        --------      ---------
Net Cash Flows from Financing
  Activities:
Proceeds from long-term debt...........        --        (410)           --              --           (410)
Payments on revolving credit
  agreement............................        --    (192,900)           --              --       (192,900)
Borrowings under revolving credit
  agreement............................        --     122,200            --              --        122,200
Issuance of Senior Notes...............    99,530          --            --              --         99,530
Loan from Zale Corporation to Zale
  Delaware, Inc. ......................   (99,530)     99,530            --              --             --
Debt issue and capitalized financing
  costs................................        --      (2,621)           --              --         (2,621)
Proceeds from exercise of stock
  options..............................     9,198          --            --              --          9,198
Proceeds from exercise of warrants.....    20,170          --            --              --         20,170
Purchase of common stock...............   (40,000)         --            --              --        (40,000)
Proceeds from issuance of common
  stock................................        --          --         2,500          (2,500)            --
Dividends paid.........................        --          --       (15,773)         15,773             --
                                         --------   ---------      --------        --------      ---------
Net Cash (Used in) Provided by
  Financing Activities.................   (10,632)     25,799       (13,273)         13,273         15,167
                                         --------   ---------      --------        --------      ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents.....................        --     141,234          (788)             --        140,446
Cash and Cash Equivalents at Beginning
  of Period............................        --      24,014         8,609              --         32,623
                                         --------   ---------      --------        --------      ---------
Cash and Cash Equivalents at End of
  Period...............................  $     --   $ 165,248      $  7,821        $     --      $ 173,069
                                         ========   =========      ========        ========      =========

                       ZALE CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                       PARENT
                                       COMPANY    GUARANTOR    NON-GUARANTOR
                                        ONLY     SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       -------   -----------   -------------   ------------   ------------
Net Cash Provided by (Used in)
  Operating Activities...............  $ (314)   $    23,764     $  5,910        $(12,895)    $    16,465
Net Cash Flows from Investing
  Activities:
Additions to property and
  equipment..........................      --        (54,025)          --              --         (54,025)
Dispositions of property and
  equipment..........................      --          2,277        2,610              --           4,887
                                       ------    -----------     --------        --------     -----------
Net Cash (Used in) Provided by
  Investing Activities...............      --        (51,748)       2,610              --         (49,138)
                                       ------    -----------     --------        --------     -----------
Net Cash Flows from Financing
  Activities:
Proceeds from long-term debt.........      --            291           --              --             291
Payments on revolving credit
  agreement..........................      --     (1,027,700)          --              --      (1,027,700)
Borrowings under revolving credit
  agreement..........................      --      1,074,800           --              --       1,074,800
Debt issue and capitalized financing
  costs..............................      --           (945)          --              --            (945)
Proceeds from exercise of stock
  options............................   1,073             --           --              --           1,073
Purchase of common stock.............    (759)            --           --              --            (759)
Dividends paid.......................      --             --      (12,895)         12,895              --
                                       ------    -----------     --------        --------     -----------
Net Cash Provided by (Used in)
  Financing Activities...............     314         46,446      (12,895)         12,895          46,760
                                       ------    -----------     --------        --------     -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents...................      --         18,462       (4,375)             --          14,087
Cash and Cash Equivalents at
  Beginning of Period................      --          5,552       12,984              --          18,536
                                       ------    -----------     --------        --------     -----------
Cash and Cash Equivalents at End of
  Period.............................  $   --    $    24,014     $  8,609        $     --     $    32,623
                                       ======    ===========     ========        ========     ===========

                       ZALE CORPORATION AND SUBSIDIARIES

SUBSEQUENT EVENT

     As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. Additionally the Company paid down the approximate $103 million balance under the Revolving Credit Agreement. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes. See Notes to Consolidated Financial Statements -- Short-term Borrowings, Zale Funding Trust Securitization.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly results of operations for the years ended July 31, 1999 and 1998 were as follows (amounts in thousands except per share data):

                                                                      FISCAL 1999
                                                               FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                                      1999       1999         1999          1998
                                                    --------   ---------   -----------   -----------
Net sales.........................................  $325,994   $280,736     $567,952      $254,186
Gross margin......................................   157,441    136,028      276,122       122,089
Net earnings......................................     8,542      6,267       63,960         2,163
Net earnings per diluted common share.............       .23        .17         1.75           .06

                                                                      FISCAL 1998
                                                               FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    JULY 31,   APRIL 30,   JANUARY 31,   OCTOBER 31,
                                                      1998       1998         1998          1997
                                                    --------   ---------   -----------   -----------
Net sales.........................................  $280,867   $258,300     $522,017      $252,526
Gross margin......................................   134,980    124,458      251,441       120,923
Net earnings......................................     7,451      1,503       58,937         1,046
Net earnings per diluted common share.............       .20        .04         1.57           .03

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30 day of September, 1999.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ ROBERT J. DINICOLA                  Chairman of the Board         September 30, 1999
- -----------------------------------------------------
                 Robert J. DiNicola

                  /s/ BERYL B. RAFF                    President and Chief           September 30, 1999
- -----------------------------------------------------    Executive Officer,
                    Beryl B. Raff                        Director (principal
                                                         executive officer of the
                                                         registrant)

                   /s/ SUE E. GOVE                     Executive Vice President and  September 30, 1999
- -----------------------------------------------------    Chief Financial Officer
                     Sue E. Gove                         (principal financial
                                                         officer of the registrant)

                  /s/ MARK R. LENZ                     Senior Vice President,        September 30, 1999
- -----------------------------------------------------    Controller (principal
                    Mark R. Lenz                         accounting officer of the
                                                         registrant)

                   /s/ GLEN ADAMS                      Director                      September 30, 1999
- -----------------------------------------------------
                     Glen Adams

                 /s/ A. DAVID BROWN                    Director                      September 30, 1999
- -----------------------------------------------------
                   A. David Brown

                 /s/ PETER P. COPSES                   Director                      September 30, 1999
- -----------------------------------------------------
                   Peter P. Copses

                   /s/ ANDREA JUNG                     Director                      September 30, 1999
- -----------------------------------------------------
                     Andrea Jung

                /s/ RICHARD C. MARCUS                  Director                      September 30, 1999
- -----------------------------------------------------
                  Richard C. Marcus

             /s/ CHARLES H. PISTOR, JR.                Director                      September 30, 1999
- -----------------------------------------------------
               Charles H. Pistor, Jr.

                 /s/ ANDREW H. TISCH                   Director                      September 30, 1999
- -----------------------------------------------------
                   Andrew H. Tisch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Zale Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K, and have issued our report thereon dated September 1, 1999 (except with respect to the matter discussed in the Subsequent Event footnote, as to which the date is September 15, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas,
September 1, 1999

                                  SCHEDULE II
                       ZALE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT   ADDITIONS                  BALANCE AT
                                                   BEGINNING    CHARGED TO                    END
                                                   OF PERIOD     EARNINGS    DEDUCTIONS    OF PERIOD
                                                   ----------   ----------   ----------    ----------
                                                                 (AMOUNTS IN THOUSANDS)
Fiscal year ended July 31, 1999
Allowance for doubtful accounts..................   $67,285      $72,126      $62,877(1)    $76,534
Fiscal year ended July 31, 1998
Allowance for doubtful accounts..................   $57,819      $66,066      $56,600(1)    $67,285
Fiscal year ended July 31, 1997
Allowance for doubtful accounts..................   $51,402      $55,850      $49,433(1)    $57,819

- ---------------

(1) Accounts written off, less recoveries and other adjustments.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Purchase of Assets Agreement, dated June 2, 1999, between
                            Zale Canada Co. and Peoples Jewellers Corporation.(11)
           3.1           -- Restated Certificate of Incorporation of Zale
                            Corporation, dated July 30, 1993.(1)
           3.2           -- Amended Bylaws of Zale Corporation, dated November 1,
                            1996.(5)
           4.1           -- Revolving Credit Agreement dated March 31, 1997 among
                            Zale Corporation and Zale Delaware, Inc. and The First
                            National Bank of Boston, as agent for the lenders
                            identified therein. The Schedules attached to the
                            Agreement, as identified in the list of Schedules filed
                            as a part of this exhibit, are omitted from this filing,
                            but will be provided supplementally to the Commission
                            upon request.(5)
           4.2           -- Indenture, dated September 30, 1997, by and among Zale
                            Corporation, Zale Delaware, Inc. and Bank One, N.A. as
                            Trustee. (7)
           4.3           -- Indenture, dated as of July 15, 1999, between Zale
                            Funding Trust as Issuer and The Bank of New York as
                            Indenture Trustee and Securities Intermediary.(11)
           4.4           -- Series 1999 -- A Indenture Supplement, dated as of July
                            15, 1999, between Zale Funding Trust as Issuer and The
                            Bank of New York as Indenture Trustee and Securities
                            Intermediary.(11)
           4.5           -- Purchase and Servicing Agreement, dated as of July 15,
                            1999, among Zale Funding Trust, Zale Delaware, Inc. and
                            Jewelers National Bank. (11)
         *10.1           -- Class A Note Purchase Agreement, dated as of July 15,
                            1999, among Zale Funding Trust (Issuer), Zale Delaware,
                            Inc. (Seller), Jewelers National Bank (Servicer), The
                            Class A Purchasers Parties Thereto, Credit Suisse First
                            Boston, New York Branch (Administrative Agent and Agent)
                            and Other Agents Parties Thereto.(11)
          10.2           -- Indemnification agreement, dated as of July 21, 1993,
                            between Zale Corporation and certain present and former
                            directors thereof.(3)
         *10.3           -- Zale Corporation Stock Option Plan.(1)
         *10.4           -- The Executive Severance Plan for Zale Corporation and Its
                            Affiliates, as amended and restated as of February 10,
                            1994.(2)
         *10.4a          -- Amendment to The Executive Severance Plan for Zale
                            Corporation and Its Affiliates effective May 20, 1995.(4)
         *10.5           -- Settlement Agreement, dated as of November 30, 1997,
                            between Zale Corporation and Louis J. Grabowsky.(8)
          10.6           -- Lease Agreement Between Principal Mutual Life Insurance
                            Company, As Landlord, and Zale Corporation, as Debtor and
                            Debtor-In-Possession, As Tenant, dated as of September
                            17, 1992.(4)
          10.6a          -- First Lease Amendment and Agreement between Principal
                            Mutual Life Insurance Company and Zale Delaware, Inc.,
                            dated as of February 1, 1996.(4)
          10.7           -- Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation
                            and Andrea Jung.(5)
         *10.8           -- Form Change of Control Agreement dated as of October 30,
                            1996, but executed thereafter, between Zale Corporation
                            and Key Employees.(6)
          10.8a          -- Modified list of parties to Change of Control
                            Agreement.(9)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.9           -- Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry
                            Corporation, Zale Corporation and Zale Delaware, Inc.(9)
          10.10          -- Seller Restrictive Covenant Agreement, dated as of June
                            2, 1999, between Peoples Jewellers Corporation, Zale
                            Canada Co. and Zale Corporation.(11)
         *10.11          -- Amended and Restated Employment Agreement, dated
                            September 7, 1999, between Zale Corporation and Robert J.
                            DiNicola.(11)
         *10.12          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Beryl B. Raff. (9)
         *10.13          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Alan P. Shor. (9)
         *10.14          -- Employment Agreement, dated as of January 15, 1998
                            between Zale Corporation and Mary L. Forte. (9)
         *10.15          -- Employment Agreement, dated as of August 1, 1998, between
                            Zale Corporation and Sue E. Gove. (9)
         *10.16          -- Amendment to Employment Agreement, dated as of October 8,
                            1998, between Zale Corporation and Beryl B. Raff. (10)
         *10.17          -- Amendment to Employment Agreement, dated as of October 8,
                            1998, between Zale Corporation and Alan P. Shor. (10)
         *10.18          -- Amendment to Employment Agreement, dated as of October 8,
                            1998, between Zale Corporation and Mary L. Forte. (10)
         *10.19          -- Amendment to Employment Agreement, dated as of October 8,
                            1998, between Zale Corporation and Sue E. Gove. (10)
          21             -- Subsidiaries of the registrant. (11)
          23             -- Consent of Independent Public Accountants.(11)
          27             -- Financial data schedule.(11)

- ---------------

  (1) Previously filed as an exhibit to the registrant's Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

  (2) Incorporated by reference to the corresponding exhibit to the registrant's Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

  (3) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

  (4) Previously filed as an exhibit to the registrant's Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

  (5) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

  (6) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

  (7) Previously filed as an exhibit to the registrants' Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

  (8) Incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

  (9) Previously filed as an exhibit to the registrant's Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

 (10) Previously filed as an exhibit to the registrant's Form 10-Q for the quarterly period ended October 31, 1998, and incorporated herein by reference.

 (11) Filed herewith.

* Management Contracts and Compensatory Plans.