Form 10-Q
period 1999-10-31
ZALE CORP
filed 1999-12-03
CIK 109156

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-04129


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 1999, 35,251,437 shares of the registrant's common stock were outstanding.


===============================================================================

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index


                                                                                    Page
                                                                                    ----
Part I.         Financial Information:

Item 1.         Financial Statements

                Consolidated Statements of Operations                                 3

                Consolidated Balance Sheets                                           4

                Consolidated Statements of Cash Flows                                 5

                Notes to Consolidated Financial Statements                            6

Item 2.         Management's  Discussion and Analysis of Financial
                Condition and Results of Operations                                  16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk           21

Part II.        Other Information:

Item 4.         Submission of Matters to a Vote of Security Holders                  22

Item 6.         Exhibits and Reports on Form 8-K                                     22

Signature                                                                            23

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended
                                                              October 31,
                                                  -------------------------------------
                                                         1999                1998
                                                  -----------------    ----------------
Net Sales                                         $         322,600    $        254,186
Cost of Sales                                               167,002             132,097
                                                  -----------------    ----------------
Gross Margin                                                155,598             122,089
Selling, General and Administrative Expenses                129,162             105,286
Depreciation and Amortization Expense                         9,979               6,472
                                                  -----------------    ----------------
Operating Earnings                                           16,457              10,331
Interest Expense, Net                                         7,691               6,876
                                                  -----------------    ----------------
Earnings Before Income Taxes                                  8,766               3,455
Income Taxes                                                  3,303               1,292
                                                  -----------------    ----------------
Net Earnings                                      $           5,463    $          2,163
                                                  =================    ================

Earnings  Per Common Share:
     Basic                                        $            0.15    $           0.06
     Diluted                                      $            0.15    $           0.06

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:

     Basic                                                   35,734              36,066
     Diluted                                                 36,267              36,611





               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                           October 31,             July 31,           October 31,
                                                               1999                  1999                1998
                                                        -----------------     -----------------    ----------------
                                                           (unaudited)                                (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                             $          40,372     $          35,403    $        145,161
  Restricted Cash                                                   6,488                 6,029               5,758
  Customer Receivables, Net                                       504,996               510,714             488,199
  Merchandise Inventories                                         684,362               571,669             585,640
  Other Current Assets                                             39,812                36,827              31,108
                                                        -----------------     -----------------    ----------------
Total Current Assets                                            1,276,030             1,160,642           1,255,866

Property and Equipment, Net                                       211,120               203,841             172,628
Other Assets                                                      103,543                99,654              46,187
Deferred Tax Asset, Net                                            62,691                62,795              58,803
                                                        -----------------     -----------------    ----------------

Total Assets                                            $       1,653,384     $       1,526,932    $      1,533,484
                                                        =================     =================    ================


LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Short-term Borrowings                                 $         395,000     $         353,000    $             --
  Accounts Payable and Accrued Liabilities                        343,932               237,392             294,260
  Deferred Tax Liability, Net                                      13,238                13,364              20,800
                                                        -----------------     -----------------    ----------------
Total Current Liabilities                                         752,170               603,756             315,060

Non-current Liabilities                                            70,777                70,892              50,311
Long-term Debt                                                     99,598                99,589             480,294
Excess of Revalued Net Asset Over
   Stockholders' Investment, Net                                   51,609                53,084              57,507

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                                     ---                   ---                 ---
  Common Stock                                                        392                   392                 384
  Additional Paid-In Capital                                      506,070               504,300             482,062
  Accumulated Other Comprehensive Income                            2,550                   376               3,453
  Accumulated Earnings                                            297,735               292,273             213,504
  Deferred Compensation                                            (3,927)               (5,005)                ---
                                                        -----------------     -----------------    ----------------
                                                                  802,820               792,336             699,403
  Treasury Stock                                                 (123,590)              (92,725)            (69,091)
                                                        -----------------     -----------------    ----------------
Total  Stockholders' Investment                                   679,230               699,611             630,312
                                                        -----------------     -----------------    ----------------
Total Liabilities and Stockholders' Investment          $       1,653,384     $       1,526,932    $      1,533,484
                                                        =================     =================    ================

               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (amounts in thousands)


                                                                                   Three Months           Three Months
                                                                                      Ended                  Ended
                                                                                    October 31,            October 31,
                                                                                       1999                   1998
                                                                                -------------------    -------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                    $             5,463    $             2,163
Adjustments to reconcile net earnings to net cash provided by  operating activities:
  Depreciation and amortization expense                                                      11,679                  6,784
  Utilization of NOL operating losses                                                           ---                  1,072
Changes in:
  Restricted cash                                                                              (459)                   434
  Customer receivables, net                                                                   5,719                  7,269
  Merchandise inventories                                                                  (111,791)              (107,173)
  Other current assets                                                                       (2,970)                (4,388)
  Other assets                                                                               (4,199)                (1,684)
  Accounts payable and accrued liabilities                                                  109,026                106,639
  Non-current liabilities                                                                      (115)                   121
                                                                                -------------------    -------------------
Net Cash Provided by  Operating Activities                                                   12,353                 11,237
                                                                                -------------------    -------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                                         (18,106)               (19,005)
Dispositions of property and equipment                                                          493                  1,446
                                                                                -------------------    -------------------
Net Cash Used in by Investing Activities                                                    (17,613)               (17,559)
                                                                                -------------------    -------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short term borrowings                                                       100,000                    ---
Borrowings under revolving credit agreement                                                 179,650                    ---
Payments on revolving credit agreement                                                     (237,650)                   ---
Proceeds from exercise of stock options                                                         601                  3,337
Purchase of common stock                                                                    (32,500)               (24,923)
                                                                                -------------------    -------------------
Net Cash Provided by (Used in) Financing Activities                                          10,101                (21,586)
                                                                                -------------------    -------------------

Effect of Exchange Rate Changes on Cash                                                         128                    ---

Net Increase (Decrease) in Cash and Cash Equivalents                                          4,969                (27,908)

Cash and Cash Equivalents at Beginning of Period                                             35,403                173,069
                                                                                -------------------    -------------------

Cash and Cash Equivalents at End of Period                                      $            40,372    $           145,161
                                                                                ===================    ===================

Supplemental cash flow information:

  Interest paid                                                                 $             9,545    $            11,096
  Interest received                                                             $               312    $             2,670
  Income taxes paid (net of refunds received)                                   $             2,025    $               665


               See Notes to the Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

         Zale Corporation and its wholly-owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in North America. At October 31, 1999, the Company operated 1,345 retail jewelry stores located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under four brand names: Zales Jewelers-Registered Trademark-, Gordon's Jewelers-Registered Trademark-, Bailey Banks & Biddle Fine Jewelers-Registered Trademark-, and Peoples Jewellers-Registered Trademark-. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon's Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional moderately priced jewelry to customers across Canada. Under the Zales Jewelers brand name, at October 31, 1999, the Company also operated thirty-five Zales Outlet stores in nineteen states and offered online shopping at www.zales.com.

         The accompanying Consolidated Financial Statements are those of the Company as of and for the three month period ended October 31, 1999. The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1999. The classifications in use at October 31, 1999 have been applied to the financial statements for July 31, 1999 and October 31, 1998.

         The results of operations for the three month period ended October 31, 1999 and 1998, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.


EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 567,500 and 1,284,000 for the three months ended October 31, 1999 and October 31, 1998, respectively.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


EARNINGS PER COMMON SHARE (CONTINUED)

                                                                                  Three Months Ended
                                                                                      October 31,
                                                                            --------------------------------
                                                                                 1999               1998
                                                                            -------------       ------------
                                                                             (amounts in thousands, except
                                                                                   per share amounts)
Net earnings available to shareholders                                        $     5,463        $     2,163
BASIC:
Weighted average number of common shares outstanding                               35,734             36,066
                                                                            -------------       ------------
Earnings per common share - basic                                             $      0.15        $      0.06
                                                                            =============       ============
DILUTED:
Weighted average number of common shares outstanding                               35,734             36,066
Effect of dilutive stock options                                                      533                545
                                                                            -------------       ------------
Weighted average number of common shares outstanding as adjusted                   36,267             36,611
                                                                            -------------       ------------
Earnings per common share - diluted                                           $      0.15        $      0.06
                                                                            =============       ============

ZALE FUNDING TRUST SECURITIZATION

         On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued by Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel, and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company's Revolving Credit Agreement and through the issuance of Variable Funding Notes ("Variable Notes") to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of
0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion.

         As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of October 31, 1999, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. Additionally the Company used a portion of the proceeds from the Variable Notes facility to pay off the approximate $100 million balance under the Revolving Credit Agreement. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.


REVOLVING CREDIT AGREEMENT

         In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225 million, including a $30 million sublimit for letters of credit.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- (CONTINUED)


REVOLVING CREDIT AGREEMENT (CONTINUED)

         The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus
0.75 percent or (ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The interest rate based on Eurodollar Rates and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. Subject to certain base levels, the interest rate and commitment fee may be reduced or increased based on future performance, (e.g., interest rate and commitment fee would be reduced if the Company obtains an investment grade rating). The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At October 31, 1999, $45 million was outstanding under the Revolving Credit Agreement. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company is currently in discussions with lenders and expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date.

STOCK REPURCHASE PLAN

         During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of the Company's common stock on the open market. As of October 31, 1999, the Company had repurchased 0.8 million shares at an aggregate cost of $32.5 million under this program.


COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three month periods ended October 31, 1999 and 1998 are as follows:

                                                       October 31,    October 31,
                                                           1999           1998
                                                       -----------    -----------
                                                             (In thousands)
Net Earnings                                           $     5,463    $     2,163
Other Comprehensive Income:
  Unrealized gains on investment securities, net              (339)           602
  Cumulative translation adjustments                         2,513            ---
                                                       -----------    -----------
Total Comprehensive Income                             $     7,637    $     2,765
                                                       ============   ===========

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

         The Company's payment obligations under the Senior Notes are guaranteed by ZDel (the "Guarantor Subsidiary"). Such guarantee is full and unconditional with respect to ZDel. Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company's management has determined that they would not be material to investors. Effective August 1, 1999 ZDel declared a $750 million dividend to its Parent, Zale Corporation. In order to fulfill the obligations of this dividend, ZDel issued a $750 million note payable to its Parent. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheet, and statements of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiary and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION --(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended October 31, 1999
                                   (unaudited)
                             (amounts in thousands)

                                            PARENT
                                            COMPANY      GUARANTOR     NON-GUARANTOR
                                             ONLY        SUBSIDIARY      SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                           ---------    ------------   --------------    --------------    --------------
Net Sales                                  $     ---     $  284,518     $    38,082        $       ---        $ 322,600
Cost of Sales                                    ---        147,685          19,317                ---          167,002
                                           ---------     ----------     -----------        -----------        ---------
Gross Margin                                     ---        136,833          18,765                ---          155,598
Selling, General, and Administrative
  Expenses                                        37        125,815           3,310                ---          129,162
Depreciation and Amortization Expense            ---          7,311           2,668                ---            9,979
                                           ---------     ----------     -----------        -----------        ---------
Operating Earnings (Loss)                        (37)         3,707          12,787                ---           16,457
Interest Expense, Net                        (16,875)        19,972           4,594                ---            7,691
                                           ---------     ----------     -----------        -----------        ---------
Earnings (Loss) Before Income Taxes           16,838        (16,265)          8,193                ---            8,766
Income Taxes (Benefit)                         6,789         (6,559)          3,073                ---            3,303
                                           ---------     ----------     -----------        -----------        ---------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                    10,049         (9,706)          5,120                ---            5,463
Equity in Earnings of Subsidiaries            (4,586)         5,277             ---               (691)             ---
                                           ---------     ----------     -----------        -----------        ---------
Net Earnings                               $   5,463     $   (4,429)    $     5,120        $      (691)       $   5,463
                                           =========     ==========     ===========        ===========        =========

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

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended October 31, 1998
                                   (unaudited)
                             (amounts in thousands)


                                            PARENT                         NON-
                                            COMPANY      GUARANTOR      GUARANTOR
                                             ONLY        SUBSIDIARY     SUBSIDIARY      ELIMINATIONS      CONSOLIDATED
                                           ---------    ------------   ------------    --------------    --------------
Net Sales                                  $     ---     $  249,320     $     4,866     $       ---        $   254,186
Cost of Sales                                    ---        129,770           2,327             ---            132,097
                                           ---------     ----------     -----------     -----------        -----------
Gross Margin                                     ---        119,550           2,539             ---            122,089
Selling, General, and Administrative
   Expenses (Income)                              38        115,716         (10,468)            ---            105,286
Depreciation and Amortization Expense            ---          6,122             350             ---              6,472
                                           ---------     ----------     -----------     -----------        -----------
Operating Earnings (Loss)                        (38)        (2,288)         12,657             ---             10,331
Interest Expense, Net                            ---         (3,025)          9,901             ---              6,876
                                           ---------     ----------     -----------     -----------        -----------
Earnings (Loss) Before Income Taxes              (38)           737           2,756             ---              3,455
Income Taxes (Benefit)                           (14)           275           1,031             ---              1,292
                                           ---------     ----------     -----------     -----------        -----------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                       (24)           462           1,725             ---              2,163
Equity in  Loss of Subsidiaries                2,187          1,725             ---          (3,912)               ---
                                           ---------     ----------     -----------     -----------        -----------
Net Earnings                               $   2,163     $    2,187     $     1,725     $    (3,912)       $     2,163
                                           =========     ==========     ===========     ===========        ===========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-- (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                October 31, 1999
                                   (unaudited)
                             (amounts in thousands)


                                     ASSETS

                                             PARENT
                                            COMPANY        GUARANTOR     NON-GUARANTOR
                                              ONLY        SUBSIDIARY     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                          -----------    ------------   ---------------   --------------   --------------
Current Assets:
  Cash and Cash Equivalents               $       ---     $    17,308    $      23,064     $        ---     $     40,372
  Restricted Cash                                 ---           2,036            4,452              ---            6,488
  Customer Receivables, Net                       ---             ---          504,996              ---          504,996
  Merchandise Inventories                         ---         627,716           56,646              ---          684,362
  Other Current Assets                            ---          38,647            1,165              ---           39,812
                                          -----------     -----------    -------------     ------------     ------------
Total Current Assets                              ---         685,707          590,323              ---        1,276,030
 Investment in Subsidiaries                   (82,301)         53,650              ---           28,651              ---
 Property and Equipment, Net                      ---         192,940           18,180              ---          211,120
 Intercompany Receivable                      860,708             ---            1,816         (862,524)             ---
 Other Assets                                     ---           8,100           95,443              ---          103,543
 Deferred Tax Assets, Net                          59          67,341           (4,709)             ---           62,691
                                          -----------     -----------    -------------     ------------     ------------
    Total Assets                          $   778,466     $ 1,007,738    $     701,053     $   (833,873)     $ 1,653,384
                                          ===========     ===========    =============     ============      ===========


                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
  Short-term Borrowings                   $       ---      $   45,000    $     350,000     $        ---     $    395,000
  Accounts Payable and Accrued
     Liabilities                                  667         313,807           29,458              ---          343,932
  Deferred Tax Liability, Net                     646          17,954           (5,362)             ---           13,238
                                          -----------     -----------    -------------     ------------     ------------
Total Current Liabilities                       1,313         376,761          374,096              ---          752,170

Non-current Liabilities                           ---          59,286           11,491              ---           70,777
Intercompany Payable                              ---         711,737          150,879         (862,616)             ---
Long-term Debt                                 99,598             ---              ---              ---           99,598
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                   ---          51,609              ---              ---           51,609
Total Stockholders' Investment                677,555        (191,655)         164,587           28,743          679,230
                                          -----------     -----------    -------------     ------------     ------------
Total Liabilities and Stockholders'
     Investment                           $   778,466     $ 1,007,738    $     701,053     $   (833,873)     $ 1,653,384
                                          ===========     ===========    =============     ============      ===========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-(CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  July 31, 1999
                                   (unaudited)
                             (amounts in thousands)

                                     ASSETS


                                                 PARENT
                                                COMPANY          GUARANTOR        NON-GUARANTOR
                                                  ONLY          SUBSIDIARY        SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                              ------------     ------------      ---------------    --------------   --------------
Current Assets:
  Cash and Cash Equivalents                   $        ---     $     22,294      $       13,109     $                $      35,403
  Restricted Cash                                      ---            1,533               4,496                ---           6,029
  Customer Receivables, Net                            ---              ---             510,714                ---         510,714
  Merchandise Inventories                              ---          524,184              47,485                ---         571,669
  Other Current Assets                                 ---           33,869               2,958                ---          36,827
                                              -------------    -------------     ---------------    ---------------  --------------
Total Current Assets                                   ---          581,880             578,762                ---       1,160,642

Investment in Subsidiaries                         698,197           47,880                 ---          (746,077)             ---
Property and Equipment, Net                            ---          183,789              20,052                ---         203,841
Intercompany Receivable                            102,768          151,287                 ---          (254,055)             ---
Other Assets                                           ---            8,393              91,261                ---          99,654
Deferred Tax Assets, Net                                58           67,335              (4,598)               ---          62,795
                                              -------------    -------------     ---------------    ---------------  --------------
Total Assets                                  $    801,023     $  1,040,564      $      685,477     $  (1,000,132)   $   1,526,932
                                              =============    =============     ===============    ===============  ==============


                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
  Short-term Borrowings                       $        ---     $    103,000      $      250,000     $          ---   $     353,000
  Accounts Payable and Accrued
    Liabilities                                      2,784          216,101              18,507                ---         237,392
  Deferred Tax Liability, Net                          646           17,954              (5,236)               ---          13,364
                                              -------------    -------------     ---------------    ---------------  --------------
Total Current Liabilities                            3,430          337,055             263,271                ---         603,756

Non-current Liabilities                                ---           59,294              11,598                ---          70,892
Intercompany Payable                                   ---              ---             254,055          (254,055)             ---
Long-term Debt                                      99,589              ---                 ---                ---          99,589
Excess of Revalued Net Assets Over
  Stockholders' Investment, Net                        ---           53,084                 ---                ---          53,084
Total Stockholders' Investment                     698,004          591,131             156,553          (746,077)         699,611
                                              =============    =============     ===============    ===============  ==============
Total Liabilities and  Stockholders'
  Investment                                  $    801,023     $  1,040,564      $      685,477     $  (1,000,132)   $   1,526,932
                                              =============    =============     ===============    ===============  ==============

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       Three Months Ended October 31, 1999
                                   (unaudited)
                             (amounts in thousands)



                                                 PARENT
                                                COMPANY          GUARANTOR       NON-GUARANTOR
                                                  ONLY          SUBSIDIARY       SUBSIDIARIES        ELIMINATIONS     CONSOLIDATED
                                               ---------       ------------     ---------------     --------------   --------------


Net Cash Provided by (Used in) Operating
  Activities                                   $ 31,899        $    70,279      $      (89,461)     $        (364)   $      12,353

Net Cash Flows from Investing Activities:
Additions to property and equipment                 ---            (17,743)               (363)               ---          (18,106)
Dispositions of property and equipment              ---                478                  15                ---              493
                                               ---------       ------------     ---------------     --------------   --------------
Net Cash Used in Investing Activities               ---            (17,265)               (348)               ---          (17,613)
                                               ---------       ------------     ---------------     --------------   --------------

Net Cash Flows from Financing Activities:
Net increase in short term borrowings               ---                ---             100,000                ---          100,000
Borrowings under revolving credit agreement         ---            179,650                 ---                ---          179,650
Payments on revolving credit agreement              ---           (237,650)                ---                ---         (237,650)
Proceeds from exercise of stock options             601                ---                 ---                ---              601
Purchase of common stock                        (32,500)               ---                 ---                ---          (32,500)
Dividends paid                                      ---                ---                (364)               364              ---
                                               ---------       ------------     ---------------     --------------   --------------
Net Cash  Provided by (Used in) Financing
  Activities                                    (31,899)           (58,000)             99,636                364           10,101
                                               ---------       ------------     ---------------     --------------   --------------

Effect of Exchange Rate Changes on Cash             ---                ---                 128                ---              128

Net (Decrease) Increase in Cash and Cash
  Equivalents                                       ---             (4,986)              9,955                ---            4,969

Cash and Cash Equivalents at Beginning of
  Period                                            ---             22,294              13,109                ---           35,403
                                               ---------       ------------     ---------------     --------------   --------------

Cash and Cash Equivalents at End of Period     $    ---        $    17,308      $       23,064      $         ---    $      40,372
                                               =========       ============     ===============     ==============   ==============

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       Three Months Ended October 31,1998
                                   (unaudited)
                             (amounts in thousands)




                                                 PARENT
                                                COMPANY          GUARANTOR       NON-GUARANTOR
                                                  ONLY          SUBSIDIARY        SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                               ---------       ------------     ---------------     --------------   --------------

Net Cash Provided by (Used in) Operating
  Activities                                   $ 21,586        $   (11,247)     $        2,444      $      (1,546)    $     11,237

Net Cash Flows from Investing Activities:
Additions to property and equipment                 ---            (18,634)               (371)               ---          (19,005)
Dispositions of property and equipment              ---              1,446                 ---                ---            1,446
                                               ---------       ------------     ---------------      -------------    -------------
Net Cash Used in Investing Activities               ---            (17,188)               (371)               ---          (17,559)
                                               ---------       ------------     ---------------      -------------    -------------

Net Cash Flows from Financing Activities:
Proceeds from exercise of stock options and
  warrants                                        3,337                ---                 ---                ---            3,337
Purchase of common stock                        (24,923)               ---                 ---                ---          (24,923)
Dividends paid                                      ---                ---              (1,546)              1,546             ---
                                               ---------       ------------      --------------      -------------    -------------
Net Cash Used in Financing Activities           (21,586)               ---              (1,546)              1,546         (21,586)
                                               ---------       ------------      --------------      -------------    -------------

Net (Decrease) Increase in Cash and Cash
  Equivalents                                       ---            (28,435)                527                ---          (27,908)

Cash and Cash Equivalents at Beginning of
  Period                                            ---            165,248               7,821                ---          173,069
                                               ---------       ------------      --------------      -------------    -------------

Cash and Cash Equivalents at End of Period     $    ---        $   136,813       $       8,348       $        ---     $    145,161
                                               =========       ============      ==============      =============    =============

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


                                                                    Three Months Ended
                                                                        October 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------     ----------
Net Sales                                                               100%           100%
Cost of Sales                                                          51.8           52.0
                                                                -----------     ----------
Gross Margin                                                           48.2           48.0
Selling, General and Administrative Expenses                           40.0           41.4
Depreciation and Amortization Expense                                   3.1            2.5
                                                                -----------     ----------
Operating Earnings                                                      5.1            4.1
Interest Expense, Net                                                   2.4            2.7
                                                                -----------     ----------
Earnings Before Income Taxes                                            2.7            1.4
Income Taxes                                                            1.0            0.5
                                                                ===========     ==========
Net Earnings                                                            1.7            0.9
                                                                ===========     ==========

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

         NET SALES. Net Sales for the three months ended October 31, 1999 increased by $68.4 million to $322.6 million, a 26.9 percent increase compared to the previous year. The Net Sales increase primarily resulted from a 10.1 percent increase in sales from stores open for comparable periods, new stores added during the last twelve months and sales from Peoples Jewellers, which was acquired during May 1999. The Company believes that the comparable sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

         GROSS MARGIN. Gross Margin as a percentage of net sales increased by
0.2 percent for the three month period ending October 31, 1999, compared to the same period last year. This increase was principally due to more efficient purchasing, resulting in lower markdowns. There was no LIFO provision required for the three months ended October 31,1999. The LIFO provision was $ 0.7 million for the three months ended October 31, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 1.4 percent as a percentage of net sales. Store expenses as a percentage of sales decreased by 1.9 percent principally due to productivity improvements relating to the lowering of payroll and occupancy costs as a percentage of sales. This decrease in expense was partially offset by Peoples Jewellers, which has slightly higher store expense rates due to lower average sales volume per store. The selling, general, and administrative expense reduction demonstrates the Company's ability to leverage its fixed store and corporate operating expenses while increasing sales in stores.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $26.4 million and $16.8 million for the three months ended October 31, 1999 and 1998, respectively, an increase of 57.3 percent.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $3.5 million, primarily as a result of depreciation and amortization from Peoples Jewellers and the purchase of new assets, principally for new store openings, renovations and refurbishments. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

         INTEREST EXPENSE, NET. Interest Expense, Net was $7.7 million and $6.9 million for the three months ended October 31, 1999 and 1998, respectively. The increase of $0.8 million is principally a result of lower interest income from investments due to cash requirements for the acquisition of Peoples Jewellers and the reduction of borrowings in conjunction with the refinancing of Zale Funding Trust Securitization.

         INCOME TAXES. The income tax provision for the three month periods ended October 31, 1999 and 1998 was $3.3 million and $1.3 million, respectively, reflecting an effective tax rate of 37.7 percent and 37.4 percent, respectively. The Company will realize a cash benefit from utilization of tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of July 31, 1999, the Company had a remaining NOL (after limitations) of approximately $181 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of October 31, 1999, the Company had cash and cash equivalents of $40.4 million, and $6.5 million of restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40 percent of the Company's annual sales were made during the three months ended January 31, 1999 and 1998, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

FINANCE ARRANGEMENTS

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

         As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of October 31, 1999, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. Additionally the Company used a portion of the proceeds from the Variable Notes facility to pay off the approximate $100 million balance under the Revolving Credit Agreement. The Company expects to refinance the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.

- In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225 million, including a $30 million sublimit for letters of credit.

         The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus
0.75 percent or (ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The interest rate based on Eurodollar Rates and letter of credit commission rates can be reduced or increased based on certain future performance levels attained by the Borrowers. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. Subject to certain base levels, the interest rate and commitment fee may be reduced or increased based on future performance, (e.g., interest rate and commitment fee would be reduced if the Company obtains an investment grade rating). The Revolving Credit Agreement may be extended by the Borrowers for one year upon obtaining appropriate consent. At October 31, 1999, $45 million was outstanding under the Revolving Credit Agreement. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company is currently in discussions with lenders and expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date.

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

CAPITAL GROWTH

- Under its continued growth strategy, the Company plans to open approximately 165 new stores for which it will incur approximately $40 million in capital expenditures during the combined fiscal years 2000 and 2001. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. During the combined fiscal years 2000 and 2001, the Company anticipates spending approximately $45 million to remodel, relocate or refurbish approximately 200 additional stores. The Company also estimates it will make capital expenditures during the combined fiscal years 2000 and 2001 of approximately $26 million for enhancements to its management information systems and approximately $24 million for store visual presentation and other corporate needs. In total, the Company anticipates spending approximately $135 million on capital expenditures during the combined fiscal years 2000 and 2001. The Revolving Credit Agreement limits the Company's capital expenditures to $75 million for fiscal year 2000.

OTHER ACTIVITIES AFFECTING LIQUIDITY

- During September 1999, the Board of Director's authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50 million of the Company's common stock on the open market through fiscal year 2000. As of October 31, 1999, the Company had repurchased 0.8 million shares at an aggregate cost of $32.5 million under this program.

- Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The Company expects to realize a cash benefit from NOL utilization of approximately $9 million for fiscal 2000. As of July 31, 1999, the Company had a NOL (after limitations) of approximately $181 million, which represents up to $72 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

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

         Zale has used a combination of internal and external resources to assess and make the needed changes to its many different information technology ("IT") systems and personal computers, such as credit, point of sale, payroll, purchase ordering, merchandise distribution, management reporting, mainframe, and client/ server applications. In 1997 the Company launched a formal project using an industry standard process to address the Year 2000 problem. The process involved seven steps: 1) create awareness, 2) assess/inventory, 3) devise strategy/action plan, 4) replace/modify/outsource, 5) test/certify, 6) install and 7) provide post implementation support. The specialized software programs and hardware used throughout the corporation are now in the seventh phase of the process and will remain there until after the transition to Calendar Year 2000. Non-compliant programs and systems have been replaced, modified or outsourced, including credit processing, Store POS systems, inventory systems, distribution center systems, the EDI system, financial systems, HR systems, and Data Audit. The period from August 1, 1999 through December 31, 1999 is being used to perform additional testing, address exceptions and respond to issues, contingencies and/or third party concerns. Progress reports on the Year 2000 project are presented regularly to the Company's Board of Directors and senior management.

         With regard to non-IT systems, such as the General Office security systems, store security systems, environmental systems, and phone systems, the Company has remediated or replaced noncompliant systems.

         Since June 1998, the Company has sent approximately 3,500 inquiries to its vendors requesting compliance certification. The Company has collected responses to those inquiries and is not aware, after investigation, of significant issues with any material vendors. It continues to communicate with material vendors on these issues to ensure there are no material changes. The Company has made site visits to critical vendors' facilities as appropriate. The Company outsources its MIS processing and credit processing and inquiry systems. These outsourcers have contractually committed to Year 2000 compliance, and the Company will continue to monitor their status in that regard. The Company's primary delivery service has provided assurance that its systems will function correctly through the date change. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000. The Company's major benefits vendors and service providers have indicated they are or will be Year 2000 compliant, as have most of the Company's major merchandise vendors.

         Direct expenditures were approximately $1.7 million and internal costs were approximately $0.5 million, for a total cost of $2.2 million in expenditures associated with the Year 2000 in fiscal year 1998. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, were expended in fiscal year 1999. The Company has funded and will continue to fund these expenditures through its normal IT operations budget. As required by generally accepted accounting principles, these costs are expensed as incurred. For fiscal year 2000, which began August 1, 1999, the Company expects these costs to be approximately $0.75 million.

         The Company has had each of its departments develop basic contingency plans to restore material functions in the case of a Year 2000 failure. The contingency plans cover critical functions within each business location, including the stores, the General Office, the credit centers and third party service providers. The Company will continue to refine these plans, test them as possible, and make them more comprehensive as more information becomes available from testing and from third party suppliers. In addition, the Company's two processing outsourcers in the United States also have contingency plans for the Company's processing should their primary systems fail.

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

         Prior to the acquisition of its assets by the Company, Peoples had launched a Year 2000 compliance initiative that included replacement of its core merchandising, accounting and distribution systems, inspection and upgrades of POS devices, and validation of the Year 2000 compliance of its vendors, suppliers and service providers. That initiative has been continued by Zale, and its review indicates that Peoples will meet its Year 2000 goals in a timely manner. The fourth calendar quarter is being spent preparing contingency plans. Management does not expect any Year 2000 issues within Peoples to be material to the Company.

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

         This Management's Discussion and Analysis contains forward-looking statements, including statements regarding, among other items, (i) the Company's implementation of its merchandising strategies, (ii) the extension or replacement of the Revolving Credit Agreement, (iii) a refinancing of the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, an extension of the maturity of the outstanding Variable Notes, (iv) expected capital expenditures to be made in the future, (v) expected significant upgrades to the Company's management information systems over the next several years, (vi) the addition of new locations through new store openings, (vii) the renovation and remodeling of the Company's existing store locations, (viii) the Company's efforts to reduce costs, (ix) the adequacy of the Company's sources of cash to finance its current and future operations, (x) the terms of renewal of the Company's store leases, (xi) resolution of litigation without material adverse effect on the Company and (xii) the expected impact of the "Year 2000" issue. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the ability of the Company to refinance or extend the Revolving Credit Agreement and Variable Notes on terms acceptable to the Company; the availability of alternate sources of merchandise supply during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained by the Company; the changes in regulatory requirements which are applicable to the Company's business; unanticipated problems associated with the "Year 2000" issue; management's decisions to pursue new distribution channels and strategies which may involve additional costs; and the risk factors listed herein and from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K for year ended July 31, 1999.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk of the Company's financial instruments as of October 31, 1999 has not materially changed since July 31, 1999. The market risk profile on July 31, 1999 is disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

PART II. - OTHER INFORMATION:

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 5, 1999, the Annual Meeting of Stockholders of the Company was held at the University Club at the Galleria - Dallas, Texas. There were 35,984,508 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)      The following directors were elected:


         Name of Nominee                            Votes For                Votes Withheld
         -----------------------------        ----------------------      ----------------------
         Robert J. DiNicola                          32,210,743                      77,136
         Beryl B. Raff                               32,208,665                      79,214
         Glen Adams                                  32,210,844                      77,035
         Peter P. Copses                             32,210,537                      77,342
         A. David Brown                              32,207,940                      79,939
         Richard C. Marcus                           32,210,625                      77,254
         Charles H. Pistor                           32,198,876                      89,003
         Andrew H. Tisch                             32,206,587                      81,292


(c) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 1999 was ratified with 32,245,087 votes for, 10,867 votes against and 31,925 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Part I Exhibits-

         27       Financial data schedule.

         Part II Exhibits-

         10.1 First Amendment to Class A Note Purchase Agreement, dated as of September 15, 1999, among Zale Funding Trust (Issuer), Zale Delaware, Inc. (Seller), Jewelers National Bank (Servicer), The Class A Purchasers Parties Thereto, Credit Suisse First Boston, New York Branch (Administrative Agent and Agent) and Other Agents Parties Thereto. (1)

         *10.10 September 7, 1999 Amendment to Employment Agreement, dated August 1, 1998, between Zale Corporation and Beryl B. Raff.
                  (1)

         *10.11 September 15, 1999 Amendment to Employment Agreement, dated August 1, 1998, between Zale Corporation and Alan P. Shor. (1)

--------------
(1)  Filed herewith.

*    Management Contracts and Compensatory Plans.

(b)      Form 8-K

         The Company filed two reports on Form 8-K (File No. 001-04129) dated September 7, 1999 each enclosing a press release dated September 7, 1999.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Zale Corporation
                               ------------------------------------------------
                                              (Registrant)




Date  December 3, 1999         /s/ MARK R. LENZ
      ------------------       ------------------------------------------------
                               Mark R. Lenz
                               Senior Vice-President, Controller
                               (principal accounting officer of the registrant)

                               INDEX TO EXHIBITS


Exhibit Number
--------------

         10.1 First Amendment to Class A Note Purchase Agreement, dated as of September 15, 1999, among Zale Funding Trust (Issuer), Zale Delaware, Inc. (Seller), Jewelers National Bank (Servicer), The Class A Purchasers Parties Thereto, Credit Suisse First Boston, New York Branch (Administrative Agent and Agent) and Other Agents Parties Thereto.

         10.10 September 7, 1999 Amendment to Employment Agreement, dated August 1, 1998, between Zale Corporation and Beryl B. Raff.

         10.11 September 15, 1999 Amendment to Employment Agreement, dated August 1, 1998, between Zale Corporation and Alan P. Shor.


         27       Financial data schedule.