Form 10-Q
period 2000-01-31
ZALE CORP
filed 2000-03-03
CIK 109156

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------     --------

Commission file number 001-04129


                                ZALE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                        75-0675400
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)

901 W. Walnut Hill Lane, Irving, Texas                    75038-1003
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 18, 2000, 35,084,500 shares of the registrant's common stock were outstanding.

===============================================================================

                        ZALE CORPORATION AND SUBSIDIARIES

                                      Index


                                                                           Page
                                                                           ----
Part I.       Financial Information:

Item 1.       Financial Statements

              Consolidated Statements of Operations                          3

              Consolidated Balance Sheets                                    4

              Consolidated Statements of Cash Flows                          5

              Notes to Consolidated Financial Statements                     6

Item 2.       Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                           18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    24

Part II.      Other Information:

Item 6.       Exhibits and Reports on Form 8-K                              25

Signature                                                                   26

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended       Six Months Ended
                                                             January 31,             January 31,
                                                     ------------------------   -----------------------
                                                         2000         1999        2000          1999
                                                     -----------   ----------   ----------   ----------
Net Sales                                             $  735,967   $  567,952   $1,058,568   $  822,138
Cost of Sales                                            375,411      291,830      542,182      423,927
                                                      ----------   ----------   ----------   ----------
Gross Margin                                             360,556      276,122      516,386      398,211
Selling, General and Administrative Expenses             206,979      159,301      336,374      264,588
Depreciation and Amortization Expense                     10,360        6,900       20,338       13,372
                                                      ----------   ----------   ----------   ----------
Operating Earnings                                       143,217      109,921      159,674      120,251
Interest Expense, Net                                      8,347        7,750       16,038       14,625
                                                      ----------   ----------   ----------   ----------
Earnings Before Income Taxes                             134,870      102,171      143,636      105,626
Income Taxes                                              50,918       38,211       54,221       39,503
                                                      ----------   ----------   ----------   ----------
Net Earnings                                          $   83,952   $   63,960   $   89,415   $   66,123
                                                      ==========   ==========   ==========   ===========

Earnings Per Common Share:
     Basic                                            $     2.38   $     1.78   $     2.52   $     1.84
     Diluted                                          $     2.33   $     1.75   $     2.48   $     1.81

Weighted Average Number of Common
     Shares Outstanding:
     Basic                                                35,235       35,908       35,485       35,987
     Diluted                                              35,983       36,456       36,124       36,534


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                 January 31,     July 31,       January 31,
                                                    2000           1999            1999
                                                 -----------    -----------    -----------
                                                 (unaudited)                   (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                      $    55,977    $    35,403    $   141,599
  Restricted Cash                                      9,693          6,029          8,956
  Customer Receivables, Net                          615,656        510,714        587,730
  Merchandise Inventories                            626,370        571,669        545,536
  Other Current Assets                                37,380         36,827         25,072
                                                 -----------    -----------    -----------
Total Current Assets                               1,345,076      1,160,642      1,308,893

Property and Equipment, Net                          216,643        203,841        174,941
Other Assets                                         101,909         99,654         46,631
Deferred Tax Asset, Net                               55,864         62,795         58,803
                                                 -----------    -----------    -----------
Total Assets                                     $ 1,719,492    $ 1,526,932    $ 1,589,268
                                                 ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS'
INVESTMENT
Current Liabilities:
  Short-term Borrowings                          $   386,750    $   353,000    $   100,103
  Accounts Payable and Accrued Liabilities           345,758        237,392        271,290
  Deferred Tax Liability, Net                          9,837         13,364         20,800
                                                 -----------    -----------    -----------
Total Current Liabilities                            742,345        603,756        392,193

Non-current Liabilities                               69,988         70,892         60,730
Long-term Debt                                        99,607         99,589        380,210
Excess of Revalued Net Assets Over
   Stockholders' Investment, Net                      50,135         53,084         56,033

Commitments and Contingencies

Stockholders' Investment:
  Preferred Stock                                         --             --             --
  Common Stock                                           393            392            386
  Additional Paid-In Capital                         507,034        504,300        485,533
  Accumulated Other Comprehensive Income               4,040            376          4,424
  Accumulated Earnings                               381,688        292,273        277,464
  Deferred Compensation                               (3,256)        (5,005)            --
                                                 -----------    -----------    -----------
                                                     889,899        792,336        767,807
  Treasury Stock                                    (132,482)       (92,725)       (67,705)
                                                 -----------    -----------    -----------
Total Stockholders' Investment                       757,417        699,611        700,102
                                                 -----------    -----------    -----------
Total Liabilities and Stockholders' Investment   $ 1,719,492    $ 1,526,932    $ 1,589,268
                                                 ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (amounts in thousands)


                                                    Six Months Ended      Six Months Ended
                                                       January 31,          January 31,
                                                         2000                  1999
                                                    ----------------      ----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $  89,415           $  66,123
Adjustments to reconcile net earnings
    to net cash provided by operating activities:
   Depreciation and amortization expense                  23,072              13,995
   Deferred taxes and utilization of NOL                   3,442              12,247
Changes in:
  Restricted cash                                         (3,664)             (2,764)
  Customer receivables, net                             (104,941)            (92,262)
  Merchandise inventories                                (52,874)            (67,069)
  Other current assets                                      (524)              1,648
  Other assets                                            (3,628)             (1,582)
  Accounts payable and accrued liabilities               111,726              84,951
  Non-current liabilities                                   (904)               (635)
                                                       ---------           ---------
Net Cash Provided by Operating Activities                 61,120              14,652
                                                       ---------           ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                      (34,651)            (29,290)
Dispositions of property and equipment                     1,101               1,177
                                                       ---------           ---------
Net Cash Used In Investing Activities                    (33,550)            (28,113)
                                                       ---------           ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short term borrowings                    100,000                  --
Borrowings under revolving credit agreement              424,100                  --
Payments on revolving credit agreement                  (490,350)                 --
Proceeds from exercise of stock options                    1,164               6,914
Purchase of common stock                                 (42,169)            (24,923)
                                                       ---------           ---------
Net Cash Used In Financing Activities                     (7,255)            (18,009)
                                                       ---------           ---------

Effect of Exchange Rate Changes on Cash                      259                  --
                                                       ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents      20,574             (31,470)

Cash and Cash Equivalents at Beginning of Period          35,403             173,069
                                                       ---------           ---------


Cash and Cash Equivalents at End of Period             $  55,977           $ 141,599
                                                       =========           =========


Supplemental cash flow information:
Interest paid                                          $  15,994           $  17,963
Interest received                                      $     775           $   4,444
Income taxes paid (net of refunds received)            $  12,043           $   1,561


                 See Notes to Consolidated Financial Statements.

                        ZALE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

          Zale Corporation and its wholly-owned subsidiaries (the "Company") is the largest specialty retailer of fine jewelry in North America. At January 31, 2000, the Company operated 1,353 retail jewelry stores located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under four brand names: Zales Jewelers(R), Gordon's Jewelers(R), Bailey Banks & Biddle Fine Jewelers(R), and Peoples Jewellers(R). Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon's Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. Under the Zales Jewelers brand name, at January 31, 2000, the Company also operated forty-two Zales Outlet stores in twenty-one states and offered online shopping at www.zales.com.

         The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six month periods ended January 31, 2000. The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1999. The classifications in use at January 31, 2000 have been applied to the financial statements for July 31, 1999 and January 31, 1999.

         The results of operations for the three month period ended January 31, 2000 and 1999, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company's business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,000 and 1,252,500 for the three months ended January 31, 2000 and January 31, 1999, respectively. There were antidilutive common stock equivalents of 610,000 and 1,262,000 for the six months ended January 31, 2000 and January 31, 1999, respectively.

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


EARNINGS PER COMMON SHARE (CONTINUED)

                                                                 Three Months Ended                 Six Months Ended
                                                                    January 31,                        January 31,
                                                            -----------------------------     ------------------------------
                                                               2000             1999             2000             1999
                                                            ------------     ------------     ------------    --------------
                                                                   (amounts in thousands, except per share amounts)
      Net earnings available to shareholders                $    83,952      $     63,960     $     89,415     $     66,123
      BASIC:
      Weighted average number of common shares
         outstanding                                             35,235            35,908           35,485           35,987
      Net earnings per common share - basic                 $      2.38      $       1.78     $       2.52     $       1.84
                                                            ===========      ============     ============     ============

      DILUTED:
      Weighted average number of common shares outstanding
                                                                 35,235            35,908           35,485           35,987
      Effect of dilutive stock options                              748               548              639              547
                                                            -----------      ------------     ------------     ------------
      Weighted average number of common shares
         outstanding as adjusted                                 35,983            36,456           36,124           36,534
      Net earnings per common share - diluted               $      2.33      $       1.75     $       2.48     $       1.81
                                                            ===========      ============     ============     ============

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

         As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of January 31, 2000, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. The Company expects to refinance the Variable Notes on or before their maturity date with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.

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

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


REVOLVING CREDIT AGREEMENT (CONTINUED)

         The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus 0.75 percent or
(ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. At January 31, 2000, $36.8 million was outstanding under the Revolving Credit Agreement. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company is currently in negotiations with lenders and expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date.

STOCK REPURCHASE PLAN

         During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of the Company's common stock on the open market. As of January 31, 2000, the Company had repurchased 1.1 million shares at an aggregate cost of $42.2 million under this program.

COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 2000 and 1999 are as follows:

                                              Three Months Ended                     Six Months Ended
                                                  January 31,                          January 31,
                                       ----------------------------------   -----------------------------------
                                            2000               1999              2000                1999
                                       -------------       --------------   --------------      ---------------
                                                                (amounts in thousands)
Net Earnings                             $ 83,952             $ 63,960        $ 89,415              $ 66,123
Other Comprehensive Income:
  Unrealized (loss) gain on investment
     securities, net                       (1,095)                 971          (1,434)                1,573
  Cumulative translation adjustments        2,585                   --           5,098                    --
                                         --------             --------        --------              --------
Total Comprehensive Income               $ 85,442             $ 64,931        $ 93,079              $ 67,696
                                         ========             ========        ========              ========

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


DERIVATIVES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 2000. The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at January 31, 2000 or in place during fiscal 2000 was immaterial to both the Company's results of operations and its financial position.

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

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended January 31, 2000
                                   (unaudited)
                             (amounts in thousands)


                                            PARENT
                                            COMPANY      GUARANTOR    NON-GUARANTOR
                                             ONLY        SUBSIDIARY   SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                          ----------     ----------   -------------     -------------   -------------
Net Sales                                  $     --       $662,079       $ 73,888           $     --       $735,967
Cost of Sales                                    --        339,555         35,856                 --        375,411
                                           --------       --------       --------           --------       --------
Gross Margin                                     --        322,524         38,032                 --        360,556
Selling, General and Administrative
  Expenses                                       38        197,794          9,147                 --        206,979
Depreciation and Amortization Expense            --          7,829          2,531                 --         10,360
                                           --------       --------       --------           --------       --------
Operating Earnings (Loss)                       (38)       116,901         26,354                 --        143,217
Interest Expense, Net                       (16,875)        19,499          5,723                 --          8,347
                                           --------       --------       --------           --------       --------
Income Before Income Taxes                   16,837         97,402         20,631                 --        134,870
Income Taxes                                  5,884         37,093          7,941                 --         50,918
                                           --------       --------       --------           --------       --------
Earnings Before Equity in
  Earnings of Subsidiaries                   10,953         60,309         12,690                 --         83,952
Equity in Earnings of Subsidiaries           72,999          5,902             --            (78,901)            --
                                           --------       --------       --------           --------       --------
Net Earnings                               $ 83,952       $ 66,211       $ 12,690           $(78,901)      $ 83,952
                                           ========       ========       ========           ========       ========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                       Three Months Ended January 31, 1999
                                   (unaudited)
                             (amounts in thousands)


                                            PARENT
                                            COMPANY      GUARANTOR    NON-GUARANTOR
                                             ONLY        SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           --------     ------------  --------------  ------------    ------------
Net Sales                                  $     --       $ 556,547       $ 11,405       $     --       $567,952
Cost of Sales                                    --         285,732          6,098             --        291,830
                                           --------       ---------       --------       --------       --------
Gross Margin                                     --         270,815          5,307             --        276,122
Selling, General and Administrative
  Expenses (Income)                              37         166,369         (7,105)            --        159,301
Depreciation and Amortization Expense            --           6,578            322             --          6,900
                                           --------       ---------       --------       --------       --------
Operating Earnings (Loss)                       (37)         97,868         12,090             --        109,921
Interest Expense, Net                            --          (3,393)        11,143             --          7,750
                                           --------       ---------       --------       --------       --------
Earnings (Loss) Before Income Taxes             (37)        101,261            947             --        102,171
Income Taxes                                    (14)         37,871            354             --         38,211
                                           --------       ---------       --------       --------       --------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                      (23)         63,390            593             --         63,960
Equity in Earnings of Subsidiaries           63,983             593             --        (64,576)            --
                                           --------       ---------       --------       --------       --------
Net Earnings                               $ 63,960       $  63,983       $    593       $(64,576)      $ 63,960
                                           ========       =========       ========       ========       ========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                        Six Months Ended January 31, 2000
                                   (unaudited)
                             (amounts in thousands)


                                           PARENT
                                           COMPANY       GUARANTOR    NON-GUARANTOR
                                            ONLY         SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           --------      ----------   --------------  ------------  ------------
Net Sales                                  $     --       $946,597      $111,971        $     --     $1,058,568
Cost of Sales                                    --        487,240        54,942              --        542,182
                                           --------       --------      --------        --------     ----------
Gross Margin                                     --        459,357        57,029              --        516,386
Selling, General and Administrative
  Expenses                                       75        323,609        12,690              --        336,374
Depreciation and Amortization Expense            --         15,140         5,198              --         20,338
                                           --------       --------      --------        --------     ----------
Operating Earnings (Loss)                       (75)       120,608        39,141              --        159,674
Interest Expense, Net                       (33,750)        39,471        10,317              --         16,038
                                           --------       --------      --------        --------     ----------

Income Before Income Taxes                   33,675         81,137        28,824              --        143,636
Income Taxes                                 12,673         30,534        11,014              --         54,221
                                           --------       --------      --------        --------     ----------
Earnings Before Equity in
  Earnings of Subsidiaries                   21,002         50,603        17,810              --         89,415
Equity in Earnings of Subsidiaries           68,413         11,179            --         (79,592)            --
                                           --------       --------      --------        --------     ----------
Net Earnings                               $ 89,415       $ 61,782      $ 17,810        $(79,592)    $   89,415
                                           ========       ========      ========        ========     ==========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                        Six Months Ended January 31, 1999
                                   (unaudited)
                             (amounts in thousands)


                                           PARENT
                                           COMPANY        GUARANTOR   NON-GUARANTOR
                                            ONLY         SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                           --------      ----------   --------------   ------------  ------------
Net Sales                                  $     --       $ 805,867       $ 16,271       $     --     $822,138
Cost of Sales                                    --         415,502          8,425             --      423,927
                                           --------       ---------       --------       --------     --------
Gross Margin                                     --         390,365          7,846             --      398,211
Selling, General and Administrative
  Expenses (Income)                              75         282,086        (17,573)            --      264,588
Depreciation and Amortization Expense            --          12,700            672             --       13,372
                                           --------       ---------       --------       --------     --------
Operating Earnings (Loss)                       (75)         95,579         24,747             --      120,251
Interest Expense, Net                            --          (6,419)        21,044             --       14,625
                                           --------       ---------       --------       --------     --------
Earnings (Loss) Before Income Taxes             (75)        101,998          3,703             --      105,626
Income Taxes                                    (28)         38,146          1,385             --       39,503
                                           --------       ---------       --------       --------     --------
Earnings (Loss) Before Equity in
  Earnings of Subsidiaries                      (47)         63,852          2,318             --       66,123
Equity in Earnings of Subsidiaries           66,170           2,318             --        (68,488)          --
                                           --------       ---------       --------       --------     --------
Net Earnings                               $ 66,123       $  66,170       $  2,318       $(68,488)    $ 66,123
                                           ========       =========       ========       ========     ========

                        ZALE CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                January 31, 2000
                                   (unaudited)
                             (amounts in thousands)


                                     ASSETS

                                               PARENT
                                               COMPANY   GUARANTOR   NON-GUARANTOR
                                                ONLY     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                              ---------  ----------- --------------   ------------  ------------
Current Assets:
  Cash and Cash Equivalents                   $      --   $  18,559    $  37,418       $      --     $   55,977
  Restricted Cash                                    --       3,875        5,818              --          9,693
  Customer Receivables, Net                          --          --      615,656              --        615,656
  Merchandise Inventories                            --     561,821       64,549              --        626,370
  Other Current Assets                               --      38,769       (1,389)             --         37,380
                                              ---------   ---------    ---------       ---------     ----------
Total Current Assets                                 --     623,024      722,052              --      1,345,076

Investment in Subsidiaries                      (14,602)     57,707           --         (43,105)            --
Property and Equipment, Net                          --     199,184       17,459              --        216,643
Intercompany Receivable                         873,834          --           --        (873,834)            --
Other Assets                                         --       7,831       94,078              --        101,909
Deferred Tax Assets, Net                             59      60,627       (4,822)             --         55,864
                                              ---------   ---------    ---------       ---------     ----------
    Total Assets                              $ 859,291   $ 948,373    $ 828,767       $(916,939)    $1,719,492
                                              =========   =========    =========       =========     ==========

                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Short-term Borrowings                       $      --   $  36,750    $ 350,000       $      --     $  386,750
  Accounts Payable and Accrued Liabilities        2,831     303,326       39,601              --        345,758

  Deferred Tax Liability, Net                       646      14,682       (5,491)             --          9,837
                                              ---------   ---------    ---------       ---------     ----------
Total Current Liabilities                         3,477     354,758      384,110              --        742,345

Non-current Liabilities                              --      59,279       10,709              --         69,988
Intercompany Payable                                 --     617,997      255,853        (873,850)            --
Long-term Debt                                   99,607          --           --              --         99,607
Excess of Revalued Net Assets
   Over Stockholders' Investment, Net                --      50,135           --              --         50,135
Total Stockholders' Investment                  756,207    (133,796)     178,095         (43,089)       757,417
                                              ---------   ---------    ---------       ---------     ----------
Total Liabilities and Stockholders'
     Investment                               $ 859,291   $ 948,373    $ 828,767       $(916,939)    $1,719,492
                                              =========   =========    =========       =========     ==========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  July 31, 1999
                                   (unaudited)
                             (amounts in thousands)


                                     ASSETS


                                                PARENT
                                                COMPANY   GUARANTOR   NON-GUARANTOR
                                                 ONLY     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ---------  ----------- -------------- ------------  ------------
Current Assets:
  Cash and Cash Equivalents                     $     --  $    22,294   $    13,109   $        --   $    35,403
  Restricted Cash                                     --        1,533         4,496            --         6,029
  Customer Receivables, Net                           --           --       510,714            --       510,714
  Merchandise Inventories                             --      524,184        47,485            --       571,669
  Other Current Assets                                --       33,869         2,958            --        36,827
                                                --------  -----------   -----------   -----------   -----------
Total Current Assets                                  --      581,880       578,762            --     1,160,642

Investment in Subsidiaries                       698,197       47,880            --      (746,077)           --
Property and Equipment, Net                           --      183,789        20,052            --       203,841
Intercompany Receivable                          102,768      151,287            --      (254,055)           --
Other Assets                                          --        8,393        91,261            --        99,654
Deferred Tax Assets, Net                              58       67,335        (4,598)           --        62,795
                                                --------  -----------   -----------   -----------   -----------
Total Assets                                    $801,023  $ 1,040,564   $   685,477   $(1,000,132)  $ 1,526,932
                                                ========  ===========   ===========   ===========   ===========

                                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Short-term Borrowings                         $     --  $   103,000   $   250,000   $        --   $   353,000
  Accounts Payable and Accrued Liabilities         2,784      216,101        18,507            --       237,392
  Deferred Tax Liability, Net                        646       17,954        (5,236)           --        13,364
                                                --------  -----------   -----------   -----------   -----------
Total Current Liabilities                          3,430      337,055       263,271            --       603,756

 Non-current Liabilities                              --       59,294        11,598            --        70,892
 Intercompany Payable                                 --           --       254,055      (254,055)           --
 Long-term Debt                                   99,589           --            --            --        99,589
 Excess of Revalued Net Assets
   Over Stockholders' Investment, Net                 --       53,084            --            --        53,084
 Total Stockholders' Investment                  698,004      591,131       156,553      (746,077)      699,611
                                                --------  -----------   -----------   -----------   -----------
 Total Liabilities and Stockholders'
     Investment                                 $801,023  $ 1,040,564   $   685,477   $(1,000,132)  $ 1,526,932
                                                ========  ===========   ===========   ===========   ===========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        Six Months Ended January 31, 2000
                                   (unaudited)
                             (amounts in thousands)


                                                       PARENT
                                                       COMPANY   GUARANTOR   NON-GUARANTOR
                                                        ONLY     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                      ---------  ----------- -------------- ------------  ------------
Net Cash Provided by (Used in) Operating Activities    $ 41,005   $  95,437     $(72,913)     $  (2,409)  $  61,120
Net Cash Flows from Investing Activities:
Additions to property and equipment                          --     (34,008)        (643)            --     (34,651)
Dispositions of property and equipment                       --       1,086           15             --       1,101
                                                       --------   ---------     --------      ---------   ---------
Net Cash Used in Investing Activities                        --     (32,922)        (628)            --     (33,550)
                                                       --------   ---------     --------      ---------   ---------

Net Cash Flows from Financing Activities:
Net Increase in short term borrowings                        --          --      100,000             --     100,000
Borrowings under revolving credit agreement                  --     424,100           --             --     424,100
Payments on revolving credit agreement                       --    (490,350)          --             --    (490,350)
Proceeds from exercise of stock options                   1,164          --           --             --       1,164
Purchase of common stock                                (42,169)         --           --             --     (42,169)
Dividends paid                                               --          --       (2,409)         2,409          --
                                                       --------   ---------     --------      ---------   ---------
Net Cash Provided by (Used in) Financing Activities     (41,005)    (66,250)      97,591          2,409      (7,255)
                                                       --------   ---------     --------      ---------   ---------

Effect of Exchange Rate Changes on Cash                      --          --          259             --         259

Net (Decrease) Increase in Cash and Cash Equivalents         --      (3,735)      24,309             --      20,574

Cash and Cash Equivalents at Beginning of Period             --      22,294       13,109             --      35,403
                                                       --------   ---------     --------      ---------   ---------

Cash and Cash Equivalents at End of Period             $     --   $  18,559     $ 37,418      $      --   $  55,977
                                                       ========   =========     ========      =========   =========

                        ZALE CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION--(CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        Six Months Ended January 31, 1999
                                   (unaudited)
                             (amounts in thousands)


                                                       PARENT
                                                       COMPANY   GUARANTOR   NON-GUARANTOR
                                                        ONLY     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                      --------   ----------  -------------- ------------  ------------
Net Cash Provided by (Used in) Operating Activities   $ 18,009   $ (48,083)    $ 47,741       $(3,015)      $  14,652
Net Cash Flows from Investing Activities:
Additions to property and equipment                         --     (28,625)        (665)           --         (29,290)
Dispositions of property and equipment                      --       1,134           43            --           1,177
                                                      --------   ---------     --------       -------       ---------
Net Cash Used in Investing Activities                       --     (27,491)        (622)           --         (28,113)
                                                      --------   ---------     --------       -------       ---------

Net Cash Flows from Financing Activities:
Proceeds from exercise of stock options                  6,914          --           --            --           6,914
Purchase of common stock                               (24,923)         --           --            --         (24,923)
Dividends paid                                              --          --       (3,015)        3,015              --
                                                      --------   ---------     --------       -------       ---------
Net Cash Used in Financing Activities                  (18,009)         --       (3,015)        3,015         (18,009)
                                                      --------   ---------     --------       -------       ---------

Net (Decrease) Increase in Cash and Cash Equivalents        --     (75,574)      44,104            --         (31,470)

Cash and Cash Equivalents at Beginning of Period            --     165,248        7,821            --         173,069
                                                      --------   ---------     --------       -------       ---------

Cash and Cash Equivalents at End of Period            $     --   $  89,674     $ 51,925       $    --       $ 141,599
                                                      ========   =========     ========       =======       =========

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

                                              Three Months Ended     Six Months Ended
                                                 January 31,          January 31,
                                              ------------------    -----------------
                                                2000      1999        2000      1999
                                              -------   -------     --------   -------
Net Sales                                        100%      100%        100%      100%
Cost of Sales                                   51.0      51.4        51.2      51.6
                                               -----     -----       -----     -----
Gross Margin                                    49.0      48.6        48.8      48.4
Selling, General and Administrative Expenses    28.1      28.0        31.8      32.2
Depreciation and Amortization Expense            1.4       1.2         1.9       1.6
                                               -----     -----       -----     -----
Operating Earnings                              19.5      19.4        15.1      14.6
Interest Expense, Net                            1.1       1.4         1.5       1.8
                                               -----     -----       -----     -----
Earnings Before Income Taxes                    18.4      18.0        13.6      12.8
Income Taxes                                     6.9       6.7         5.1       4.8
                                               -----     -----       -----     -----
Net Earnings                                    11.5      11.3         8.5       8.0
                                               =====     =====       =====     =====

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

         NET SALES. Net Sales for the three months ended January 31, 2000 increased by $168.0 million to $736.0 million, a 29.6 percent increase compared to the previous year. The Net Sales increase primarily resulted from a 14.7 percent increase in sales from stores open for comparable periods, new stores added during the last twelve months and sales from Peoples Jewellers, which was acquired during May 1999. The Company believes that the comparable sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

         GROSS MARGIN. Gross Margin as a percentage of net sales increased by
0.4 percent for the three month period ending January 31, 2000, compared to the same period last year. This increase was principally due to less promotional activity resulting in lower markdowns. Additionally, there was no LIFO provision required for the three months ended January 31,2000. The LIFO provision was $0.4 million for the three months ended January 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses increased 0.1 percent as a percentage of net sales. This increase is primarily due to a 0.5 percent increase in advertising expenses as a percentage of sales to continue the Company's brand development efforts and Peoples Jewellers, which had slightly higher store expense rates due to lower average sales volume per store. These increases in expense were partially offset by leveraging of corporate fixed costs.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $153.6 million and $116.8 million for the three months ended January 31, 2000 and 1999, respectively, an increase of 31.5 percent.

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

         INTEREST EXPENSE, NET. Interest Expense, Net was $8.3 million and $7.8 million for the three months ended January 31, 2000 and 1999, respectively. The increase of $0.5 million is principally a result of lower interest income from investments due to cash requirements for the acquisition of Peoples Jewellers.

         INCOME TAXES. The income tax provision for the three month periods ended January 31, 2000 and 1999 was $50.9 million and $38.2 million, respectively, reflecting an effective tax rate of 37.8 percent and 37.4 percent, respectively. This increase is a result of higher income tax rates relating to the Company's Canadian subsidiaries. The Company will realize a cash benefit from utilization of tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of January 31, 2000, the Company had a remaining NOL (after limitations) of approximately $156 million.

SIX MONTHS ENDED JANUARY 31, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1999

         NET SALES. Net Sales for the six months ended January 31, 2000 increased by $236.4 million to $1,058.6 million, a 28.8 percent increase compared to the previous year. The Net Sales increase primarily resulted from a
13.3 percent increase in sales from stores open for comparable periods, new stores added during the last twelve months and sales from Peoples Jewellers, which was acquired during May 1999. The Company believes that the comparable sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

         GROSS MARGIN. Gross Margin as a percentage of net sales increased by
0.4 percent for the six month period ending January 31, 2000, compared to the same period last year. This increase was principally due to less promotional activity resulting in lower markdowns. Additionally, there was no LIFO provision required for the six months ended January 31, 2000. The LIFO provision was $0.4 million for the six months ended January 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses decreased 0.4 percent as a percentage of net sales. This decrease is primarily a result of a 0.8 percent reduction in corporate expenses as a percent of sales due to the leveraging of corporate fixed costs. This decrease in expense was partially offset by a 0.4 percent increase in advertising expenses to continue the Company's brand development efforts and by Peoples Jewellers, which has slightly higher store expense rates due to lower average sales volume per store.

         EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION AND AMORTIZATION EXPENSE. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $180.0 million and $133.6 million for the six months ended January 31, 2000 and 1999, respectively, an increase of 34.7 percent.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization Expense increased by $7.0 million, primarily as a result of depreciation and amortization from Peoples Jewellers and the purchase of new assets, principally for new store openings, renovations and refurbishments. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

         INTEREST EXPENSE, NET. Interest Expense, Net was $16.0 million and $14.6 million for the six months ended January 31, 2000 and 1999, respectively. The increase of $1.4 million is principally a result of lower interest income from investments due to cash requirements for the acquisition of Peoples Jewellers.

         INCOME TAXES. The income tax provision for the six month periods ended January 31, 2000 and 1999 was $54.2 million and $39.5 million, respectively, reflecting an effective tax rate of 37.7 percent and 37.4 percent, respectively. This increase is a result of higher income tax rates relating to the Company's Canadian subsidiaries. The Company will realize a cash benefit from utilization of tax net operating loss carryforward ("NOL") (after limitations) against current and future tax liabilities. As of January 31, 2000, the Company had a remaining NOL (after limitations) of approximately $156 million.

LIQUIDITY AND CAPITAL RESOURCES

o The Company's cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of January 31, 2000, the Company had cash and cash equivalents of $56.0 million, and $9.7 million of restricted cash. The restricted cash primarily relates to the collateral requirements under the Zale Funding Trust ("ZFT") securitization, capital requirements of the Company's national bank and consignment arrangements with certain vendors. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40 percent of the Company's annual sales were made during the three months ended January 31, 1999 and 1998, which includes the Christmas selling season. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

FINANCE ARRANGEMENTS

o On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes ("Receivables Notes") issued by Zale Funding Trust ("ZFT"), a limited purpose Delaware business trust wholly owned by Zale Delaware, Inc. ("ZDel"), and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company's Revolving Credit Agreement and through the issuance of Variable Funding Notes ("Variable Notes") to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion.

         As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of January 31, 2000, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. The Company expects to refinance the Variable Notes on or before their maturity date with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes.

o In order to support the Company's growth plans, the Company and ZDel (the "Borrowers") entered into a three year unsecured revolving credit agreement (the "Revolving Credit Agreement") with a group of banks on March 31, 1997. The Revolving Credit Agreement provides for revolving credit loans in an aggregate amount of up to $225 million, including a $30 million sublimit for letters of credit.

         The revolving credit loans bear interest at floating rates, currently, at the Borrowers' option of either (i) the Eurodollar Rate plus 0.75 percent or
(ii) the higher of the annual rate of interest announced from time to time by the agent bank as its base rate or the Federal Funds Effective Rate plus 0.5 percent. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month's unused Revolving Credit Agreement commitment. The Borrowers may repay the revolving credit loans at any time without penalty prior to the maturity date. At January 31, 2000, $36.8 million was outstanding under the Revolving Credit Agreement. The Company is currently in compliance with all of its covenant obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness. The Company is currently in negotiations with lenders and expects to enter into a new transaction to replace the Revolving Credit Agreement on or before the maturity date.

o In order to support the Company's longer term capital financing requirements, the Company issued $100 million of Senior Notes (the "Senior Notes") on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company's Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company's common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

CAPITAL GROWTH

o Under its continued growth strategy, the Company plans to open approximately 165 new stores for which it will incur an aggregate of approximately $40 million in capital expenditures during the combined fiscal years 2000 and 2001. These stores are expected to solidify the Company's core mall business by further penetrating markets where the Company is underrepresented. During the combined fiscal years 2000 and 2001, the Company anticipates spending approximately $45 million to remodel, relocate or refurbish approximately 200 additional stores. The Company also estimates it will make capital expenditures during the combined fiscal years 2000 and 2001 of approximately $26 million for enhancements to its management information systems and approximately $24 million for store visual presentation and other corporate needs. In total, the Company anticipates spending an aggregate of approximately $135 million on capital expenditures during the combined fiscal years 2000 and 2001. The Revolving Credit Agreement limits the Company's capital expenditures to $75 million for fiscal year 2000.

OTHER ACTIVITIES AFFECTING LIQUIDITY

o During September 1999, the Board of Director's authorized a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of $50 million of the Company's common stock on the open market through fiscal year 2000. As of January 31, 2000, the Company had repurchased 1.1 million shares at an aggregate cost of $42.2 million under this program.

o Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The Company expects to realize a cash benefit from NOL utilization of approximately $10 million for fiscal 2000. As of January 31, 2000, the Company had a NOL (after limitations) of approximately $156 million, which represents up to $61 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

o The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at January 31, 2000 or in place during fiscal 2000 was immaterial to both the Company's results of operations and its financial position.

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

YEAR 2000

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date rolled from December 31, 1999 to January 1, 2000 and beyond. Based on its operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the date change. However, the Company continues to evaluate its systems and any Year 2000 impact as each significant date milestone passes. It is possible that some issues may arise with such milestones as leap year or financial closings. The Company believes that any such problems, if they occur, are likely to be minor and correctable and will not cause any business interruption.

         To date, the Company has not had any significant problems arising from Year 2000 issues affecting its suppliers or service providers. The Company currently is not aware of any significant Year 2000 or similar problems experienced by its suppliers or service providers.

         The Company expended approximately $1.7 million in direct expenditures and $0.5 million in internal costs in Fiscal Year 1998 for expenditures associated with the Year 2000. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, were expended in Fiscal Year 1999. The Company has funded and will continue to fund these expenditures through its normal information technology operations budget. As required by generally accepted accounting principals, these costs are expensed as incurred. For Fiscal Year 2000, which began August 1, 1999, the Company expects Year 2000 costs to be approximately $0.75 million.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at January 31, 2000 or in place during fiscal 2000 was immaterial to both the Company's results of operations and its financial position. The market risk of the Company's financial instruments as of January 31, 2000 has not materially changed since July 31, 1999. The market risk profile on July 31, 1999 is disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

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



                                       Zale Corporation
                             ---------------------------------------
                                         (Registrant)



                             /s/ MARK R. LENZ
                             ---------------------------------------
Date      March 3, 2000      Mark R. Lenz
                             Senior Vice-President, Controller
                             (principal accounting officer of the registrant)

                                INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
  27                Financial data schedule.