Form 10-Q
period 2000-04-30
ZALE CORP
filed 2000-06-05
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-04129

ZALE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-0675400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane, Irving, Texas	75038-1003
(Address of principal executive offices)	(Zip Code)

(972) 580-4000

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 22, 2000, 35,241,266 shares of the registrant’s common stock were outstanding.

Index
PARTI. Financial Information
Item1. Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Notes to Consolidated Financial Statements (unaudited)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
Item2. Zale Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item3. Quantitative and Qualitative Disclosures About Market Risk
Signature

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I	Financial Information:
Item 1	Financial Statements

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Part II	Other Information:

Item 6	Exhibits and Reports on Form 8-K	25

	Signature	26

Part I. Financial Information

ITEM 1.	Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

Net Sales	$361,273	$280,736	$1,419,841	$1,102,874

Cost of Sales	184,537	144,708	726,719	568,635

Gross Margin	176,736	136,028	693,122	534,239

Selling, General and Administrative Expenses	140,499	111,532	476,876	376,120

Depreciation and Amortization Expense	11,084	6,703	31,422	20,075

Operating Earnings	25,153	17,793	184,824	138,044

Interest Expense, Net	7,952	7,677	23,990	22,302

Earnings Before Income Taxes	17,201	10,116	160,834	115,742

Income Taxes	6,676	3,849	60,897	43,352

Net Earnings	$10,525	$6,267	$99,937	$72,390

Earnings Per Common Share:

Basic	$0.30	$0.17	$2.83	$2.01

Diluted	$0.30	$0.17	$2.78	$1.98

Weighted Average Number of Common Shares Outstanding:

Basic	35,084	36,207	35,353	36,059

Diluted	35,618	36,808	35,958	36,618

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	April 30,	July 31,	April 30,
	2000	1999	1999

	(unaudited)		(unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$36,462	$35,403	$150,097

Restricted Cash	5,093	6,029	5,862

Customer Receivables, Net	558,547	510,714	535,202

Merchandise Inventories	645,097	571,669	562,873

Other Current Assets	35,038	36,827	24,357

Total Current Assets	1,280,237	1,160,642	1,278,391

Property and Equipment, Net	221,768	203,841	178,879

Other Assets	97,408	99,654	43,925

Deferred Tax Asset, Net	56,008	62,795	58,811

Total Assets	$1,655,421	$1,526,932	$1,560,006

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Short-term Borrowings	$350,000	$353,000	$380,760

Accounts Payable and Accrued Liabilities	304,204	237,392	240,248

Deferred Tax Liability, Net	9,979	13,364	20,800

Total Current Liabilities	664,183	603,756	641,808

Non-current Liabilities	69,374	70,892	62,358

Long-term Debt	108,316	99,589	99,572

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	48,660	53,084	54,558

Commitments and Contingencies

Stockholders’ Investment:

Preferred Stock	—	—	—

Common Stock	396	392	389

Additional Paid-In Capital	513,832	504,300	492,888

Accumulated Other Comprehensive Income	1,039	376	3,596

Accumulated Earnings	392,210	292,273	283,731

Deferred Compensation	(2,586)	(5,005)	(5,431)

	904,891	792,336	775,173

Treasury Stock	(140,003)	(92,725)	(73,463)

Total Stockholders’ Investment	764,888	699,611	701,710

Total Liabilities and Stockholders’ Investment	$1,655,421	$1,526,932	$1,560,006

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2000	1999

Net Cash Flows from Operating Activities:

Net earnings	$99,937	$72,390

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization expense	35,340	21,689

Deferred taxes and utilization of NOL	3,461	13,854

Changes in:

Restricted cash	936	330

Customer receivables, net	(47,832)	(39,734)

Merchandise inventories	(72,617)	(84,406)

Other current assets	1,802	2,363

Other assets	(3,169)	(526)

Accounts payable and accrued liabilities	71,028	53,909

Non-current liabilities	(1,518)	(622)

Net Cash Provided by Operating Activities	87,368	39,247

Net Cash Flows from Investing Activities:

Additions to property and equipment	(51,043)	(41,322)

Dispositions of property and equipment	1,169	1,226

Net Cash Used In Investing Activities	(49,874)	(40,096)

Net Cash Flows from Financing Activities:

Net increase in short term borrowings	100,000	—

Borrowings under revolving credit agreement	449,750	—

Payments on revolving credit agreement	(544,050)	—

Proceeds from exercise of stock options	7,747	8,558

Purchase of common stock	(49,997)	(30,681)

Net Cash Used In Financing Activities	(36,550)	(22,123)

Effect of Exchange Rate Changes on Cash	115	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,059	(22,972)

Cash and Cash Equivalents at Beginning of Period	35,403	173,069

Cash and Cash Equivalents at End of Period	$36,462	$150,097

Supplemental cash flow information:

Interest paid	$25,955	$29,063

Interest received	$1,188	$6,146

Income taxes paid (net of refunds received)	$40,386	$28,820

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

      Zale Corporation and its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At April 30, 2000, the Company operated 1,361 retail jewelry stores located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under four brand names: Zales Jewelers®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, and Peoples Jewellers®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon’s Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. Under the Zales Jewelers brand name, at April 30, 2000, the Company also operated fifty Zales Outlet stores in twenty-four states and offered online shopping at www.zales.com.

      The accompanying Consolidated Financial Statements are those of the Company as of and for the three and nine month periods ended April 30, 2000. The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 1999. The classifications in use at April 30, 2000 have been applied to the financial statements for July 31, 1999 and April 30, 1999.

      The results of operations for the three and nine month periods ended April 30, 2000 and 1999, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year, which includes the Christmas selling season.

Earnings Per Common Share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 607,000 for the three months ended April 30, 2000. There were no antidilutive common stock equivalents for the three months ended April 30, 1999. There were antidilutive common stock equivalents of 625,000 and 1,253,500 for the nine months ended April 30, 2000 and April 30, 1999, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

	(amounts in thousands,
	except per share amounts)

Net earnings available to shareholders	$10,525	$6,267	$99,937	$72,390

Basic:

Weighted average number of common shares outstanding	35,084	36,207	35,353	36,059

Net earnings per common share — basic	$0.30	$0.17	$2.83	$2.01

Diluted:

Weighted average number of common shares outstanding	35,084	36,207	35,353	36,059

Effect of dilutive stock options	534	601	605	559

Weighted average number of common shares outstanding as adjusted	35,618	36,808	35,958	36,618

Net earnings per common share — diluted	$0.30	$0.17	$2.78	$1.98

Zale Funding Trust Securitization

      On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes (“Receivables Notes”) issued by Zale Funding Trust (“ZFT”), a limited purpose Delaware business trust wholly-owned by ZDel, and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company’s Revolving Credit Agreement and through the issuance of Variable Funding Notes (“Variable Notes”) to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion.

      As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of April 30, 2000, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. The Company expects to refinance the Variable Notes on or before their maturity date with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes. On April 10, 2000, the Company initiated a request to extend the Variable Notes maturity for another 364-day period.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Revolving Credit Agreement

      In order to support the Company’s growth plans, the Company amended and restated its three year unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $5 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. The Revolving Credit Agreement permits the Company to increase the total commitment up to a maximum of the U.S. Dollar equivalent of $300 million from within or outside of the bank group, based on certain conditions.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.875 percent, or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) the Bankers’ Acceptance Discount Rate plus a margin equal to 0.875 percent, or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2000, $8.7 million in revolving credit loans was outstanding under the U.S. Revolving Credit Facility, which was bearing interest at a rate (based upon the Eurodollar Rate) of 7.005 percent. No letters of credit were outstanding at April 30, 2000. There were no outstanding amounts under the Canadian Revolving Credit Facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, require the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Stock Repurchase Plan

      During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of the Company’s common stock on the open market. As of April 30, 2000, the Company had repurchased 1.3 million shares at an aggregate cost of $50 million under this program.

Comprehensive Income

      Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and nine month periods ended April 30, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2000	1999	2000	1999

	(amounts in thousands)

Net Earnings	$10,525	$6,267	$99,937	$72,390

Other Comprehensive Income:

Unrealized (loss) gain on investment securities, net	(94)	(828)	(1,528)	745

Cumulative translation adjustments	(2,907)	—	2,191	—

Total Comprehensive Income	$7,524	$5,439	$100,600	$73,135

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133”, which is effective for fiscal years beginning after June 15, 2000. The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at April 30, 2000 or in place during fiscal 2000 was immaterial to both the Company’s results of operations and its financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the quarter ending July 31, 2000 and does not expect SAB No. 101 to have a material effect on its financial position or results of operations.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Supplemental Condensed Consolidating Financial Information

      On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

      The Company’s payment obligations under the Senior Notes are guaranteed by ZDel (the “Guarantor Subsidiary”). Such guarantee is full and unconditional with respect to ZDel. ZFT, a limited purpose Delaware business trust wholly-owned by ZDel which owns the customer accounts receivable of ZDel, is not a guarantor of the obligations under the Senior Notes. Separate financial statements of the Guarantor Subsidiary are not presented because the Company’s management has determined that they would not be material to investors. Effective August 1, 1999 ZDel declared a $750 million dividend to its Parent, Zale Corporation. In order to fulfill the obligations of this dividend, ZDel issued a $750 million note payable to its Parent. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiary and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2000

(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$323,141	$38,132	$—	$361,273

Cost of Sales	—	164,691	19,846	—	184,537

Gross Margin	—	158,450	18,286	—	176,736

Selling, General and Administrative Expenses	38	139,168	1,293	—	140,499

Depreciation and Amortization Expense	—	7,966	3,118	—	11,084

Operating Earnings (Loss)	(38)	11,316	13,875	—	25,153

Interest Expense, Net	(16,874)	19,068	5,758	—	7,952

Income Before Income Taxes	16,836	(7,752)	8,117	—	17,201

Income Taxes	6,419	(2,798)	3,055	—	6,676

Earnings Before Equity in Earnings of Subsidiaries	10,417	(4,954)	5,062	—	10,525

Equity in Earnings of Subsidiaries	105	6,216	—	(6,321)	—

Net Earnings	$10,522	$1,262	$5,062	$(6,321)	$10,525

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 1999

(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$274,789	$5,947	$—	$280,736

Cost of Sales	—	141,848	2,860	—	144,708

Gross Margin	—	132,941	3,087	—	136,028

Selling, General and Administrative Expenses (Income)	38	120,436	(8,942)	—	111,532

Depreciation and Amortization Expense	—	6,371	332	—	6,703

Operating Earnings (Loss)	(38)	6,134	11,697	—	17,793

Interest Expense, Net	—	(3,767)	11,444	—	7,677

Income (Loss) Before Income Taxes	(38)	9,901	253	—	10,116

Income Taxes	(14)	3,766	97	—	3,849

Earnings (Loss) Before Equity in Earnings of Subsidiaries	(24)	6,135	156	—	6,267

Equity in Earnings of Subsidiaries	6,291	157	—	(6,448)	—

Net Earnings	$6,267	$6,292	$156	$(6,448)	$6,267

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2000

(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,269,738	$150,103	$—	$1,419,841

Cost of Sales	—	651,931	74,788	—	726,719

Gross Margin	—	617,807	75,315	—	693,122

Selling, General and Administrative Expenses	113	462,780	13,983	—	476,876

Depreciation and Amortization Expense	—	23,106	8,316	—	31,422

Operating Earnings (Loss)	(113)	131,921	53,016	—	184,824

Interest Expense, Net	(50,624)	58,539	16,075	—	23,990

Income Before Income Taxes	50,511	73,382	36,941	—	160,834

Income Taxes	19,092	27,736	14,069	—	60,897

Earnings Before Equity in Earnings of Subsidiaries	31,419	45,646	22,872	—	99,937

Equity in Earnings of Subsidiaries	68,518	17,395	—	(85,913)	—

Net Earnings	$99,937	$63,041	$22,872	$(85,913)	$99,937

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 1999

(unaudited)
(amounts in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,080,656	$22,218	$—	$1,102,874

Cost of Sales	—	557,350	11,285	—	568,635

Gross Margin	—	523,306	10,933	—	534,239

Selling, General and Administrative Expenses (Income)	113	402,522	(26,515)	—	376,120

Depreciation and Amortization Expense	—	19,071	1,004	—	20,075

Operating Earnings (Loss)	(113)	101,713	36,444	—	138,044

Interest Expense, Net	—	(10,186)	32,488	—	22,302

Earnings (Loss) Before Income Taxes	(113)	111,899	3,956	—	115,742

Income Taxes	(42)	41,912	1,482	—	43,352

Earnings (Loss) Before Equity in Earnings of Subsidiaries	(71)	69,987	2,474	—	72,390

Equity in Earnings of Subsidiaries	72,461	2,475	—	(74,936)	—

Net Earnings	$72,390	$72,462	$2,474	$(74,936)	$72,390

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

April 30, 2000
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$17,179	$19,283	$—	$36,462

Restricted Cash	—	91	5,002	—	5,093

Customer Receivables, Net	—	—	558,547	—	558,547

Merchandise Inventories	—	575,867	69,230	—	645,097

Other Current Assets	—	36,461	(1,423)	—	35,038

Total Current Assets	—	629,598	650,639	—	1,280,237

Investment in Subsidiaries	(17,532)	60,766	—	(43,234)	—

Property and Equipment, Net	—	205,764	16,004	—	221,768

Intercompany Receivable	882,144	308	—	(882,452)	—

Other Assets	—	8,592	88,816	—	97,408

Deferred Tax Assets, Net	59	60,612	(4,663)	—	56,008

Total Assets	$864,671	$965,640	$750,796	$(925,686)	$1,655,421

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$—	$350,000	$—	$350,000

Accounts Payable and Accrued Liabilities	716	276,034	27,454	—	304,204

Deferred Tax Liability, Net	646	14,682	(5,349)	—	9,979

Total Current Liabilities	1,362	290,716	372,105	—	664,183

Non-current Liabilities	—	59,261	10,113	—	69,374

Intercompany Payable	—	690,982	191,472	(882,454)	—

Long-term Debt	99,616	8,700	—	—	108,316

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	48,660	—	—	48,660

Total Stockholders’ Investment	763,693	(132,679)	177,106	(43,232)	764,888

Total Liabilities and Stockholders’ Investment	$864,671	$965,640	$750,796	$(925,686)	$1,655,421

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 1999
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$22,294	$13,109	$—	$35,403

Restricted Cash	—	1,533	4,496	—	6,029

Customer Receivables, Net	—	—	510,714	—	510,714

Merchandise Inventories	—	524,184	47,485	—	571,669

Other Current Assets	—	33,869	2,958	—	36,827

Total Current Assets	—	581,880	578,762	—	1,160,642

Investment in Subsidiaries	698,197	47,880	—	(746,077)	—

Property and Equipment, Net	—	183,789	20,052	—	203,841

Intercompany Receivable	102,768	151,287	—	(254,055)	—

Other Assets	—	8,393	91,261	—	99,654

Deferred Tax Assets, Net	58	67,335	(4,598)	—	62,795

Total Assets	$801,023	$1,040,564	$685,477	$(1,000,132)	$1,526,932

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$103,000	$250,000	$—	$353,000

Accounts Payable and Accrued Liabilities	2,784	216,101	18,507	—	237,392

Deferred Tax Liability, Net	646	17,954	(5,236)	—	13,364

Total Current Liabilities	3,430	337,055	263,271	—	603,756

Non-current Liabilities	—	59,294	11,598	—	70,892

Intercompany Payable	—	—	254,055	(254,055)	—

Long-term Debt	99,589	—	—	—	99,589

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	53,084	—	—	53,084

Total Stockholders’ Investment	698,004	591,131	156,553	(746,077)	699,611

Total Liabilities and Stockholders’ Investment	$801,023	$1,040,564	$685,477	$(1,000,132)	$1,526,932

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2000

(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$42,250	$137,941	$(87,084)	$(5,739)	$87,368

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(49,910)	(1,133)	—	(51,043)

Dispositions of property and equipment	—	1,154	15	—	1,169

Net Cash Used in Investing Activities	—	(48,756)	(1,118)	—	(49,874)

Net Cash Flows from Financing Activities:

Net Increase in short term borrowings	—	—	100,000	—	100,000

Borrowings under revolving credit agreement	—	449,750	—	—	449,750

Payments on revolving credit agreement	—	(544,050)	—	—	(544,050)

Proceeds from exercise of stock options	7,747	—	—	—	7,747

Purchase of common stock	(49,997)	—	—	—	(49,997)

Dividends paid	—	—	(5,739)	5,739	—

Net Cash Provided by (Used in) Financing Activities	(42,250)	(94,300)	94,261	5,739	(36,550)

Effect of Exchange Rate Changes on Cash	—	—	115	—	115

Net (Decrease) Increase in Cash and Cash Equivalents	—	(5,115)	6,174	—	1,059

Cash and Cash Equivalents at Beginning of Period	—	22,294	13,109	—	35,403

Cash and Cash Equivalents at End of Period	$—	$17,179	$19,283	$—	$36,462

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 1999

(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$22,123	$17,470	$12,367	$(12,713)	$39,247

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(40,568)	(754)	—	(41,322)

Dispositions of property and equipment	—	1,183	43	—	1,226

Net Cash Used in Investing Activities	—	(39,385)	(711)	—	(40,096)

Net Cash Flows from Financing Activities:

Proceeds from exercise of stock options	8,558	—	—	—	8,558

Purchase of common stock	(30,681)	—	—	—	(30,681)

Dividends paid	—	—	(12,713)	12,713	—

Net Cash Used in Financing Activities	(22,123)	—	(12,713)	12,713	(22,123)

Net Decrease in Cash and Cash Equivalents	—	(21,915)	(1,057)	—	(22,972)

Cash and Cash Equivalents at Beginning of Period	—	165,248	7,821	—	173,069

Cash and Cash Equivalents at End of Period	$—	$143,333	$6,764	$—	$150,097

ITEM 2.	ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report.

Results of Operations

      The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of net sales.

	Three Months		Nine Months
	Ended April 30,		Ended April 30,

	2000	1999	2000	1999

Net Sales	100%	100%	100%	100%

Cost of Sales	51.1	51.5	51.2	51.6

Gross Margin	48.9	48.5	48.8	48.4

Selling, General and Administrative Expenses	38.9	39.7	33.6	34.1

Depreciation and Amortization Expense	3.0	2.5	2.2	1.8

Operating Earnings	7.0	6.3	13.0	12.5

Interest Expense, Net	2.2	2.7	1.7	2.0

Earnings Before Income Taxes	4.8	3.6	11.3	10.5

Income Taxes	1.9	1.4	4.3	3.9

Net Earnings	2.9%	2.2%	7.0%	6.6%

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

      Net Sales. Net Sales for the three months ended April 30, 2000 increased by $80.5 million to $361.3 million, a 28.7 percent increase compared to the previous year. The Net Sales increase primarily resulted from a 12.8 percent increase in sales from stores open for comparable periods, new stores added during the last twelve months and sales from Peoples Jewellers, which was acquired during May 1999. The Company believes that the comparable sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

      Gross Margin. Gross Margin as a percentage of net sales increased by 0.4 percent for the three month period ending April 30, 2000, compared to the same period last year. This increase was principally due to less promotional activity resulting in lower markdowns. Additionally, the LIFO benefit was $1.1 million and $0.6 million for the three months ended April 30, 2000 and 1999, respectively.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased 0.8 percent as a percentage of net sales. This decrease is primarily due to a decrease in corporate expenses as a percent of sales as well as improved productivity of domestic stores resulting from the leveraging of fixed costs. This decrease was partially offset by Peoples Jewellers, which currently has slightly higher store expense rates due to lower average sales volume per store.

      Earnings Before Interest, Taxes and Depreciation and Amortization Expense. As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $36.2 million and $24.5 million for the three months ended April 30, 2000 and 1999, respectively, an increase of 47.9 percent.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $4.4 million, primarily as a result of depreciation and amortization from Peoples Jewellers and the purchase of new assets, principally for new store openings, renovations and refurbishments. In addition, the Company refined the Peoples Jewellers goodwill amortization period from twenty years to fifteen years, resulting in a $0.9 million adjustment to goodwill amortization expense. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

      Interest Expense, Net. Interest Expense, Net was $8.0 million and $7.7 million for the three months ended April 30, 2000 and 1999, respectively. The increase of $0.3 million is principally a result of lower interest income from investments due to cash requirements for the acquisition of Peoples Jewellers.

      Income Taxes. The income tax provision for the three month periods ended April 30, 2000 and 1999 was $6.7 million and $3.8 million, respectively, reflecting an effective tax rate of 38.8 percent and 38.0 percent, respectively. This increase is a result of higher income tax rates relating to the Company’s Canadian subsidiaries. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of April 30, 2000, the Company had a remaining NOL (after limitations) of approximately $156 million.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

      Net Sales. Net Sales for the nine months ended April 30, 2000 increased by $317.0 million to $1,419.8 million, a 28.7 percent increase compared to the previous year. The Net Sales increase primarily resulted from a 13.1 percent increase in sales from stores open for comparable periods, new stores added during the last twelve months and sales from Peoples Jewellers, which was acquired during May 1999. The Company believes that the comparable sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

      Gross Margin. Gross Margin as a percentage of net sales increased by 0.4 percent for the nine month period ending April 30, 2000, compared to the same period last year. This increase was principally due to less promotional activity resulting in lower markdowns. The LIFO benefit was $1.1 million and $0.2 million for the nine months ended April 30, 2000 and 1999, respectively.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased 0.5 percent as a percentage of net sales. This decrease is primarily a result of a reduction in corporate expenses as a percent of sales, as well as improved store productivity of domestic stores resulting from leveraging of fixed costs. This decrease in expense was partially offset by Peoples Jewellers, which currently has slightly higher store expense rates due to lower average sales volume per store.

      Earnings Before Interest, Taxes and Depreciation and Amortization Expense.As a result of the factors discussed above, Earnings Before Interest, Taxes and Depreciation and Amortization Expense were $216.2 million and $158.1 million for the nine months ended April 30, 2000 and 1999, respectively, an increase of 36.8 percent.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $11.3 million, primarily as a result of depreciation and amortization from Peoples Jewellers and the purchase of new assets, principally for new store openings, renovations and refurbishments. In addition, the Company refined the Peoples Jewellers goodwill amortization period from twenty years to fifteen years, resulting in a $0.9 million adjustment to goodwill amortization expense. Due to fresh-start reporting, the Company wrote-off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization expense relates to capital expenditures since July 31, 1993.

      Interest Expense, Net. Interest Expense, Net was $24.0 million and $22.3 million for the nine months ended April 30, 2000 and 1999, respectively. The increase of $1.7 million is principally a result of lower interest income from investments due to cash requirements for the acquisition of Peoples Jewellers.

      Income Taxes. The income tax provision for the nine month periods ended April 30, 2000 and 1999 was $60.9 million and $43.4 million, respectively, reflecting an effective tax rate of 37.9 percent and 37.5 percent, respectively. This increase is a result of higher income tax rates relating to the Company’s Canadian subsidiaries. The Company will realize a cash benefit from utilization of tax NOL carryforward (after limitations) against current and future tax liabilities. As of April 30, 2000, the Company had a remaining NOL (after limitations) of approximately $156 million.

Liquidity and Capital Resources

•	The Company’s cash requirements consist principally of funding inventory and receivables growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of April 30, 2000, the Company had cash and cash equivalents of $36.5 million, and $5.1 million of restricted cash. The restricted cash primarily relates to the collateral requirements under the Zale Funding Trust (“ZFT”) securitization, capital requirements of the Company’s national bank and consignment arrangements with certain vendors. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 40 percent of the Company’s annual sales were made during the three months ended January 31, 1999 and 1998, which includes the Christmas selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Finance Arrangements

•	On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes (“Receivables Notes”) issued by ZFT, a limited purpose Delaware business trust wholly-owned by Zale Delaware, Inc. (“ZDel”), and formed to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company’s Revolving Credit Agreement and through the issuance of Variable Funding Notes (“Variable Notes”) to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes are part of a 364-day liquidity facility and are secured by a lien on customer accounts receivable. The Variable Notes currently bear interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company pays a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion.

As originally entered into, the facility required the Company to reduce the outstanding amount of the Variable Notes to $150 million no later than October 15, 1999. On September 15, 1999, the Company entered into an amendment to the new securitization facility to reduce the commitment of the original Variable Note purchaser group to $150 million and to add two new note purchaser groups having an aggregate commitment of $200 million, thereby increasing the total outstanding amount under the Variable Notes facility to $350 million on terms consistent with the original facility. As of April 30, 2000, the entire $350 million facility is classified as Short-term Borrowings since it matures within the next twelve months. The Company expects to refinance the Variable Notes on or before their maturity date with the consent of the note purchaser groups, to extend the maturity of the outstanding Variable Notes. On April 10, 2000, the Company initiated a request to extend the Variable Notes maturity for another 364-day period.

•	In order to support the Company’s growth plans, the Company amended and restated its three year unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $5 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. The Revolving Credit Agreement permits the Company to increase the total commitment up to a maximum of the U.S. Dollar equivalent of $300 million from within or outside of the bank group, based on certain conditions.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.875 percent, or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) the Bankers’ Acceptance Discount Rate plus a margin equal to 0.875 percent, or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2000, $8.7 million in revolving credit loans was outstanding under the U.S. Revolving Credit Facility, which was bearing interest at a rate (based upon the Eurodollar Rate) of 7.005 percent. No letters of credit were outstanding at April 30, 2000. There were no outstanding amounts under the Canadian Revolving Credit Facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, require the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

      •  In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

Capital Growth

      •  Under its continued growth strategy, the Company plans to open approximately 170 new stores for which it will incur an aggregate of approximately $48 million in capital expenditures during the combined fiscal years 2000 and 2001. These stores are expected to solidify the Company’s core mall business by further penetrating markets where the Company is underrepresented. During the combined fiscal years 2000 and 2001, the Company anticipates spending approximately $54 million to remodel, relocate or refurbish approximately 240 additional stores. The Company also estimates it will make capital expenditures during the combined fiscal years 2000 and 2001 of approximately $31 million for enhancements to its management information systems and approximately $29 million for store visual presentation and other corporate needs. In total, the Company anticipates spending an aggregate of approximately $162 million on capital expenditures during the combined fiscal years 2000 and 2001. The Revolving Credit Agreement limits the Company’s capital expenditures to $100 million for fiscal year 2000.

Other Activities Affecting Liquidity

      •  During September 1999, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an aggregate of $50 million of the Company’s common stock on the open market through fiscal year 2000. As of April 30, 2000, the Company had repurchased 1.3 million shares at an aggregate cost of $50 million under this program.

      •  Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The Company expects to realize a cash benefit from NOL utilization of approximately $10 million for fiscal 2000. As of April 30, 2000, the Company had a NOL (after limitations) of approximately $156 million, which represents up to $61 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

      •  The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at April 30, 2000 or in place during fiscal 2000 was immaterial to both the Company’s results of operations and its financial position.

      Management believes that operating cash flow, amounts available under the Revolving Credit Agreement, the Variable Notes and a refinancing of the Variable Notes (or an extension of the maturity of the outstanding Variable Notes) should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Year 2000

      The Company did not experience any significant malfunctions or errors in its operating or business systems when the date rolled from December 31, 1999 to January 1, 2000 and beyond. Since January 1, 2000, the Company has not experienced and does not expect any significant impact to its on-going business as a result of the date change. However, the Company continues to evaluate its systems and any Year 2000 issues and impacts as each significant date milestone passes. The Company believes that any such issues, if they arise, are likely to be minor and correctable and will not cause any business interruption. To date, the Company has not had any Year 2000 related problems with suppliers or service providers.

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

Inflation

      In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material. There is no assurance, however, that inflation will not materially affect the Company in the future.

      This Management’s Discussion and Analysis contains forward-looking statements, including statements regarding, among other items, (i) the Company’s implementation of its merchandising strategies, (ii) a refinancing of the Variable Notes on or before their maturity date with a new transaction or, with the consent of the note purchaser groups, an extension of the maturity of the outstanding Variable Notes, (iii) expected capital expenditures to be made in the future, (iv) expected significant upgrades to the Company’s management information systems over the next several years, (v) the addition of new locations through new store openings, (vi) the renovation and remodeling of the Company’s existing store locations, (vii) the Company’s efforts to reduce costs, (viii) the adequacy of the Company’s sources of cash to finance its current and future operations, (ix) the terms of renewal of the Company’s store leases, (x) resolution of litigation without material adverse effect on the Company and (xi) the expected impact of the “Year 2000” issue. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; competition in the fragmented retail jewelry business; the variability of quarterly results and seasonality of the retail business; the ability to improve productivity in existing stores and to increase comparable store sales; the ability of the Company to refinance or extend the Variable Notes on terms acceptable to the Company; the availability of alternate sources of merchandise supply during the three month period leading up to the Christmas season; the dependence on key personnel who have been hired or retained by the Company; the changes in regulatory requirements which are applicable to the Company’s business; unanticipated problems associated with the “Year 2000” issue; management’s decisions to pursue new distribution channels and strategies which may involve additional costs; and the risk factors listed herein and from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K for year ended July 31, 1999.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at April 30, 2000 or in place during fiscal 2000 was immaterial to both the Company’s results of operations and its financial position. The market risk of the Company’s financial instruments as of April 30, 2000 has not materially changed since July 31, 1999. The market risk profile on July 31, 1999 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 1999.

Part II.	–Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Part I Exhibits–

	4	Amended and Restated Revolving Credit Agreement dated March 30, 2000.

	27	Financial data schedule.

Part II Exhibits–

None.

(b)	Form 8-K

	99	The Company filed a report on Form 8-K (File No. 001-04129) dated March 31, 2000 enclosing a press release dated March 31, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)

Date June 2, 2000	/s/ MARK R. LENZ

Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit
Number	Description

4	— Amended and Restated Revolving Credit Agreement dated March 30, 2000.
27	— Financial data schedule.