Form 10-K
period 2000-07-31
ZALE CORP
filed 2000-09-29
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file no. 1-04129

Zale Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0675400 (I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane Irving, Texas (Address of principal executive offices)	75038-1003 (Zip code)

Registrant’s telephone number, including area code:  (972) 580-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      As of September 5, 2000 the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,258,246,623.

      As of September 5, 2000, the registrant had outstanding 35,268,963 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

      Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s annual meeting of stockholders to be held on November 3, 2000.

PART I
PART II
PART III
PART IV
MANAGEMENT’S REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT --(Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INDEX TO EXHIBITS
Receivables Purchase Agreement
Agreement and Plan of Merger
Amended and Restated Bylaws
Amended/Restated Omnibus Stock Incentive Plan
2nd Amend/Restated Empl. Agrmt. - Robert DiNicola
Consulting Agreement with Robert DiNicola
Amendment ot Employment Agreement - Beryl B. Raff
Subsidiaries of the Registrant
Consent of Independent Public Accountants
Financial Data Schedule

PART I

Item 1.  Business

General

      Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2000, the Company operated 1,389 retail jewelry stores located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under four brand names: Zales Jewelers®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, and Peoples Jewellers®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon’s Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Under the Zales Jewelers brand name the Company also operated 68 Zales Outlet stores in 26 states and offered online shopping at www.zales.com, at July 31, 2000. The Company acquired substantially all of the assets and certain operational liabilities of Peoples Jewellers Corporation, a Canadian company, effective May 23, 1999. Peoples Jewellers offers traditional moderately priced jewelry to customers across Canada. During the fiscal year ended July 31, 2000, the Company generated $1.8 billion of net sales.

      The Company believes it is well-positioned to compete in the approximately $40 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer’s reliability and credibility. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing and distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states, Puerto Rico and Canada and the demographic breadth of its target customer groups may serve to mitigate earnings volatility typically associated with local or regional conditions.

      The Company is incorporated in Delaware. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003, its telephone number at that address is (972) 580-4000, and its internet address is www.zalecorp.com.

Business Initiatives and Strategy

      The Company has developed and implemented disciplined merchandising and marketing strategies to promote its brand identities. Differentiated target customer segments have been emphasized for Zales, Gordon’s, Bailey Banks & Biddle, and Peoples. Product assortments have been broadened to capitalize on year round gift giving, bridal, fashion and special occasions.

      Management has developed a key item strategy as the foundation for merchandising and marketing initiatives. Items have been identified from among the best selling products in the retail jewelry industry, such as tennis bracelets, diamond solitaires, diamond stud earrings, and the three stone anniversary band. The Company has ensured that these items are available in an appropriate variety of styles and sizes to offer a range of competitive price points. At the same time, the Company has adopted an aggressive approach to inventory management to keep key items in stock and inventories current. This is achieved through the merchandise system which provides regular reporting to the Company’s merchandise buyers on in-stock position and slow moving merchandise. The Company employs a consistent methodology which provides inventory turnover and profitability information to identify slow-moving merchandise and determine appropriate merchandising actions on a timely basis.

      The Company’s marketing efforts are designed to enhance brand identity through product and event-focused promotional activities. The Company features selected key items at various price points through its advertising on television and radio, and in nationally distributed newspapers and magazines, local newspaper inserts, and direct mail. The Company’s marketing efforts extend beyond the Christmas season to tie in with other gift-giving holidays, such as Valentine’s Day and Mother’s Day. In fiscal year 2000, the Company took steps to enhance brand awareness through marketing efforts such as sponsorship of the Rockefeller Center Christmas Tree Lighting. In addition, advertising and in-store promotions are synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry-oriented holidays.

      The Company has recruited experienced buyers and has centralized purchasing for each brand to ensure consistency of quality and cost. In addition, the Company leverages its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with certain product suppliers.

      The Company has enhanced its image as a provider of fine jewelry at competitive prices by establishing price points for merchandise that are perceived by customers as good values. Certain items are labeled “Brilliant Buys,” “Premier Values” and “Bailey’s Classic Values” in Zales and Peoples, Gordon’s and Bailey Banks & Biddle stores, respectively. These items are prominently displayed along with their prices throughout the store, a practice that is uncommon in the U.S. jewelry retailing industry and one that the Company believes enhances its reputation for pricing integrity.

      Over the past six years, the Company has opened approximately 400 stores. Additionally, approximately 70 percent of the Company’s stores have received significant remodeling or renovation within the last six years. Typically, these stores experience revenue growth that is significantly higher than other stores. The Company has taken steps to provide upgraded sales and product training through company-wide employee and manager training programs. Staffing plans are coordinated to schedule employees during peak sales periods.

      The Company’s strategy is to continue to increase store productivity and profitability by: (i) focusing on the core categories of bridal, fashion and watches; (ii) using key item merchandise to drive volume; (iii) remodeling and renovating all existing stores; (iv) enhancing merchandising systems to assist buyer decision making; (v) executing tailored staffing and training programs for store personnel; (vi) focusing advertising on brand building and product distinction; and (vii) providing exclusive products to develop brand distinction.

      The Company plans to open approximately 150 new stores, principally under the brand names Zales, Zales Outlet and Bailey Banks & Biddle, for which it will incur approximately $50 million in capital expenditures during the combined fiscal years 2001 and 2002. The Company expects these stores to solidify the Company’s core mall business by further penetrating markets where the Company is underrepresented and to expand into new markets such as outlet malls and selected urban settings. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company has identified the specific malls for this planned expansion which satisfy the Company’s real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 250 stores at a cost of approximately $60 million during the combined fiscal years 2001 and 2002.

      Over the past five years the Company has reduced selling, general and administrative expenses as a percent of sales principally by leveraging its fixed store and corporate operating expenses while increasing sales in its stores. Additionally, the Company has continued a focused effort to reduce selling, general and administrative expenses where appropriate by streamlining processes and leveraging technology where possible. Initiatives include: (i) outsourcing certain business functions, including certain aspects of management information systems operations, and the internal audit department, among other areas and (ii) streamlining corporate operations through review and improvement of current processes and application of new technology in areas such as merchandising and financial systems.

Current Year Events

      Stock Repurchase Plan. On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001.

      In April, 2000 the Company completed a $50 million repurchase program, which was authorized during September 1999. Under this program, the Company repurchased 1.3 million shares in fiscal 2000.

      Revolving Credit Agreement. In order to support the Company’s growth plans, the Company amended and restated its unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $5 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to the U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the Company’s debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2000, there were no outstanding amounts under the U.S. Revolving Credit Facility. At July 31, 2000, the U.S. dollar equivalent of $9.7 million in revolving credit loans was outstanding under the Canadian Revolving Credit Facility, at an applicable interest rate on such date of 7.50 percent. The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, requires the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

      Sale of Private Label Credit Card Business. On July 10, 2000, the Company announced that it had agreed to sell its private label credit card operations to Associates First Capital Corporation (“AFCC”). Effective July 31, 2000, the Company sold, without recourse, all of the outstanding accounts receivable owned by Zale Funding Trust (“ZFT”), a Delaware statutory business trust and indirect wholly owned subsidiary of the Company, to Associates Credit Card Services, Inc. (“Associates”), a Delaware corporation, and wholly owned subsidiary of AFCC. The accounts receivable acquired by Associates constituted substantially all of the assets of ZFT. The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of an allowance for final settlement and transaction costs. The purchase price is subject to post-closing adjustment for improperly classified receivables. The transaction is accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 125”).

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement.

      In connection with the Receivables Purchase Agreement, the Company agreed pursuant to an Agreement and Plan of Merger, dated as of July 10, 2000, to merge Jewelers National Bank (“JNB”), a wholly owned subsidiary of the Company, with and into Hurley (the “Merger”). With a portion of the proceeds from such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated. The Merger is subject to, among other things, Federal Deposit Insurance Corporation approval and approval from the Director of the Division of Banking for the State of South Dakota. The Company anticipates that the closing of the transactions contemplated under the Agreement and Plan of Merger will take place by the first calendar quarter of 2001. Until consummation of the Merger, the Company will sell, without recourse, its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the Merger, AFCC and its affiliates will assume responsibility for JNB’s previously owned credit operations, including servicing facilities in San Marcos, Texas; Clearwater, Florida; Tempe, Arizona; and San Juan, Puerto Rico.

      As a result of the sale of the Company’s customer receivables to AFCC and the Merger, the Company’s current credit processing service agreement with a third-party servicer will terminate upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001.

      On July 31, 2000, the Company redeemed the then outstanding balance of approximately $335 million aggregate principal amount of variable notes under the Company’s securitization facility with the proceeds from the sale of its customer receivables and terminated its securitization facility. The variable notes bore interest at the market commercial paper rate plus a dealer fee of 0.05 percent and the Company paid a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of .25 percent per annum on the unfunded portion.

Recent Development

      Acquisition of Piercing Pagoda, Inc. On August 11, 2000, the Company entered into an Agreement and Plan of Merger with Piercing Pagoda, Inc., a Delaware corporation, pursuant to which the Company through an indirect wholly owned subsidiary (Jewelry Expansion Corp.) agreed to acquire all of the outstanding shares of Piercing Pagoda.

      The Company through its subsidiary commenced a tender offer on August 22, 2000 to purchase all of the outstanding shares of Piercing Pagoda, Inc.’s $0.01 par value per share common stock for $21.50 per share in cash. The tender offer expired at 12:00 midnight, New York City time, on September 19, 2000. Based upon the report of the depository for the tender offer, at the expiration of the tender offer approximately 8,943,833 shares, representing 94.7 percent of the outstanding shares of Piercing Pagoda common stock, were validly tendered and not withdrawn pursuant to the tender offer. On September 20, 2000, the Company acquired all of the shares of Piercing Pagoda common stock validly tendered pursuant to the tender offer at a purchase price of approximately $192.3 million. In order to complete its acquisition of Piercing Pagoda, the Company intends to merge Jewelry Expansion Corp., a wholly owned subsidiary of Zale Delaware, with and into Piercing Pagoda as soon as practicable. Pursuant to the merger, each share of Piercing Pagoda common stock not previously tendered in the tender offer will be converted into the right to receive $21.50 per share. The merger is not subject to the approval of the remaining outstanding shareholders of Piercing Pagoda. The total estimated purchase price for the acquisition is approximately $208 million plus the assumption of approximately $55 million in debt. The acquisition will be accounted for under the purchase method of accounting.

      Retirement of Robert J. DiNicola.  On August 30, 2000, Robert J. DiNicola announced his retirement as Chairman of the Board of Directors of the Company, effective September 6, 2000, but continues to serve as a Director. Beryl B. Raff, who had served as Chief Executive Officer and President of the Company, was appointed to serve as Chairman of the Board and Chief Executive Officer. Alan P. Shor, who had served as Executive Vice President and Chief Operating Officer of the Company, was appointed to serve as President and Chief Operating Officer, and was named a member of the Company’s Board of Directors.

Industry

      The U.S. retail jewelry industry’s sales were approximately $40 billion in 1999. Specialty jewelry stores (such as the Company) account for over half of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. According to the United States Census Bureau, retail jewelry store sales have increased every year for the past 16 years with the exception of 1991 which included both the Persian Gulf War and the introduction of the luxury tax. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer online shopping.

      The U.S. retail jewelry industry is highly fragmented with the seven largest companies accounting for less than 25 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company. The Company is the largest specialty jewelry retail chain in North America, with approximately five percent of market share based on the United States Census Bureau estimate of 1999 U.S. Retail Jewelry and Watch Sales. Only two other specialty jewelry retailers had greater than three percent market share.

Operations

      The Company operates principally under four brand names. The following table presents net sales, average sales per store and the number of stores for Zales, Gordon’s, Bailey Banks & Biddle, and Peoples for the periods indicated.

	Year Ended July 31,

	2000	1999	1998

Net Sales (in thousands)

Zales (including Outlet stores and Zale.com)	$977,042	$831,645	$738,238

Gordon’s	341,719	311,671	309,327

Bailey Banks & Biddle	319,481	264,315	241,441

Peoples(a)	155,354	21,237	—

Other(b)	—	—	24,704

	$1,793,596	$1,428,868	$1,313,710

Average sales per store(c)

Zales (including Outlet stores)	$1,285,000	$1,166,000	$1,092,000

Gordon’s	1,105,000	994,000	967,000

Bailey Banks & Biddle	2,984,000	2,497,000	2,290,000

Peoples	869,000	—	—

Stores opened during period

Zales (including Outlet stores)	72	54	65

Gordon’s	3	4	17

Bailey Banks & Biddle	9	6	7

Peoples(a)	0	0	—

	84	64	89

Stores closed during period

Zales (including Outlet stores)	7	16	6

Gordon’s	9	9	10

Bailey Banks & Biddle	4	7	13

Peoples(a)	8	0	—

	28	32	29

Total Stores

Zales (including Outlet stores)	804	739	701

Gordon’s	306	312	317

Bailey Banks & Biddle	111	106	107

Peoples(a)	168	176	—

	1,389	1,333	1,125

(a)	Data from Peoples Jewellers in 1999 includes results from May 23, 1999, the date the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corp., through July 31, 1999.

(b)	In 1998, other net sales includes sales from Diamond Park Fine Jewelers which was divested during fiscal year 1998.

(c)	Based on sales per store open a full twelve months during the respective year.

Zales Jewelers

      Zales is positioned as the Company’s national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 2000, Zales had 736 Zales stores in 50 states and Puerto Rico. Average store size is approximately 1,470 square feet, and the average selling price per unit sold is $269. The Zales brand accounted for approximately 54 percent of the Company’s sales in fiscal year 2000.

      Zales’ merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal year 2000, bridal merchandise represented 35 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 65 percent. The bridal merchandise category consists of solitaire engagement rings, various bridal sets and diamond and gold anniversary bands. Fashion jewelry consists generally of diamond fashion rings, earrings, gold chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection fosters an image of quality and trust among consumers. While maintaining a strong focus on the bridal segment of the business, Zales places added emphasis on non-bridal merchandise such as the fashion and gift-giving aspects of the business. Zales also introduces innovative items and capitalizes on emerging trends, including platinum engagement rings, diamond fashion jewelry and 18 carat certified diamond jewelry. The combination of Zales’ national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales broadened its television advertising presence in fiscal year 2000 to include brand awareness marketing such as sponsorship of the Rockefeller Center Christmas Tree Lighting and sponsorship of the CNN Voice of the Millenium. Zales is in the direct fulfillment business through its direct mail operations and internet web site, which accounted for less than one percent of the Company’s net sales in fiscal year 2000.

      Zales Outlet builds on the Zales brand recognition and national advertising programs. At July 31, 2000, the Company operated 68 Zales Outlet stores in 26 states. The Company has begun expanding its Zales Outlet concept and plans to continue its growth over the next several years. The merchandise assortment in a Zales Outlet Store caters to the brand conscious and value-oriented female shopper and includes a wide selection of today’s most fashion-forward looks, including name brand watches and fashion items like tanzanite jewelry. Zales Outlet accounted for less than four percent of the Company’s net sales in fiscal 2000.

Gordon’s Jewelers

      Gordon’s is positioned as a major regional brand with an upgraded product offering. At July 31, 2000, Gordon’s had 306 stores in 34 states and Puerto Rico. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $304. Gordon’s accounted for approximately 19 percent of the Company’s net sales in fiscal year 2000.

      Gordon’s distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of store inventory to regional tastes. A portion of the merchandise sold by Gordon’s stores overlaps the Zales’ product line. Regional radio broadcast campaigns that emphasize key items are utilized to complement printed inserts.

      Gordon’s expects to continue to emphasize its image to match its customer base and further tailor key items to customers’ regional preferences. The Company has taken steps to upgrade Gordon’s image, including store remodeling, offering a more distinctive and fashion-oriented product assortment, improved displays, and focusing on exclusive and value oriented merchandise.

Bailey Banks & Biddle Fine Jewelers

      Established in 1832, Bailey Banks & Biddle offers high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The stores are among the pre-eminent stores in their markets and carry both exclusive and recognized designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments emphasize the classic and traditional look and focus on diamonds, precious stones and gold jewelry, as well as watches and giftware. At July 31, 2000, Bailey Banks & Biddle operated 111 upscale jewelry stores in 29 states. The Company also utilizes the trade name Zell Bros.® for one Bailey Banks & Biddle store. The stores have an average selling price per unit sold of $763, an average store size of approximately 3,300 square feet and accounted for approximately 18 percent of the Company’s net sales in fiscal year 2000.

      Bailey Banks & Biddle stores rely heavily on upscale direct mail catalogs, enabling the stores to focus on specific products for specific customers. In fiscal year 2000, Bailey Banks & Biddle expanded its advertising reach with a repetitive presence in nationally distributed newspapers such as The New York Times and The Wall Street Journal and high profile magazines such as Town & Country , Vanity Fair, and Bon Appétit.

Peoples Jewellers

      Effective May 23, 1999, the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corporation, a privately owned chain. At July 31, 2000, Peoples operated 168 stores in 9 provinces operating throughout Canada under the Peoples and Mappins names. Peoples offers traditional jewelry and attracts the moderate customer segment in Canada. Peoples has the largest market share in Canada. Its closest specialty jewelry competitor has fewer than 40 locations. The stores have an average selling price per unit sold of approximately $170, an average store size of approximately 1,500 square feet and accounted for approximately 9 percent of the Company’s net sales in fiscal year 2000.

      The Company believes that Peoples is the Canadian version of the Zales brand. Peoples has experienced significant growth and improvement in store productivity during fiscal 2000 by employing a focused merchandising strategy that offers the top 250 key items or “Brilliant Buys.” A significant portion of this merchandise overlaps Zales, allowing the Company to leverage its merchandising strength. The Company increased the depth and breadth of both merchandising and marketing for fiscal year 2000.

      During fiscal 2000, the Company executed an aggressive marketing strategy for Peoples that included media campaigns similar to those that Zales employs, including television advertising during key holiday periods.

Store Operations

      The Company’s stores are designed to create an attractive environment, maximize operating efficiencies and make shopping convenient and enjoyable. The Company pays careful attention to store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases to maximize merchandise presentation. Promotional displays are changed periodically to provide variety, to reflect seasonal events or to complement a particular mall’s promotions.

      Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including sales and a limited number of personnel matters. Non-sales administrative matters, including purchasing, credit operations and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each of the stores also offers standard warranties and return policies and provides extended warranty coverage which may be purchased at the customer’s option.

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

Purchasing and Inventory

      The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia, and Italy. All purchasing is done through buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. The Company had approximately $167.9 million and $131.7 million (including Peoples Jewellers) of consignment inventory on hand at July 31, 2000 and 1999, respectively. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because most purchases are dollar denominated. During fiscal years 2000 and 1999, the Company purchased approximately 33 percent of its merchandise from its top five vendors, including more than 11 percent from its top vendor.

Credit Operations

      The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. Approximately 44 percent of the Company’s net sales were generated by credit sales on the private label credit cards in fiscal year 2000. The Company has found that opening a credit account allows its sales personnel to build customer relationships that generate customer loyalty and facilitate repeat purchases as well as enhancing the Company’s target marketing capability. Peoples Jewellers outsources its proprietary credit program to a third party provider. In July 2000, the Company entered into agreements for the outsourcing of its domestic private label credit card operations to Hurley, an affiliate of AFCC. See Current Year Events — “Sale of Private Label Credit Card Business.”

      In October 1997, the Company established a national credit card bank, Jewelers National Bank (“JNB”), for the granting of credit under its private label credit cards as part of the outsourcing of the Company’s credit card operations. In connection with the sale of the Company’s private label credit operations, JNB will merge with and into Hurley. Credit extension, customer service, and collections for the private label accounts has been performed by JNB in Tempe, Arizona, and Service Centers in Clearwater, Florida, San Marcos, Texas; and San Juan, Puerto Rico and will continue to be so performed until JNB’s merger with Hurley. Following consummation of the Merger, Hurley will assume responsibility for the Company’s credit operations, including issuance of the Company’s credit cards and operation of JNB’s servicing facilities in San Marcos, Texas, Clearwater, Florida, Tempe, Arizona and San Juan, Puerto Rico. Hurley will also issue the Company’s private label credit cards and pay the Company for charges of authorized goods and services on such cards in exchange for the Company’s payment of a merchant fee based upon the type of credit utilized by the credit card holder.

      The Company currently has approximately 1.7 million customer names on file to which it directs promotional material. The Company uses many of these customer names in its target marketing programs.

      The Company has a credit processing service agreement for domestic credit operations with a third-party servicer. The agreement requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. In connection with the sale of the Company’s customer receivables to AFCC and the Merger, this agreement will be terminated upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001. See “Current Year Events — Sale of Private Label Credit Card Business.”

Insurance Affiliates

      The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. Additionally, the Company promotes the sale of credit insurance products to customers who use the private label credit card program. In fiscal year 2000, over 47 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. The three companies, which are wholly owned subsidiaries of ZDel, are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company’s retail sales on its private label credit cards and are not significant on a stand-alone basis. Under the current private label credit card arrangement with Hurley and AFCC, the Company’s customers will continue to be able to charge insurance premiums on the Company’s private label credit cards for insurance provided by the Company’s insurance affiliates. Pursuant to the arrangement, Hurley will receive a fee for billing such premiums, and the Company is liable to Hurley for premiums which remain unpaid by the insured.

Employees

      As of July 31, 2000, the Company had approximately 13,000 active employees, less than one percent of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Christmas season.

Competition

      The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of the Company’s competitors are non-specialty retailers which are larger and have greater financial resources than the Company. The malls where the Company’s stores are located typically contain competing national chains, independent jewelry stores or department store jewelry departments. The Company believes that it is also competing for consumers’ discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware.

      Notwithstanding the national or regional reputation of its competition, the Company believes that it must compete on a mall-by-mall basis with other retailers of jewelry as well as with retailers of other types of discretionary items. Therefore, the Company competes primarily on the basis of reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and its ability to offer private label credit card programs to customers wishing to finance their purchases. The Company’s success is also dependent on its ability to react to and create customer demand for specific merchandise categories.

      The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names for stores and products in Zales, Gordon’s, Bailey Banks & Biddle, and Peoples are important to the Company in maintaining its competitive position in the jewelry retailing industry.

      As a specialty retailer of fine jewelry, the Company’s business is seasonal in nature, with its second quarter, which includes the months of November through January, typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Management Information Systems

      The Company’s information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); and (v) expense control programs. Data processing systems include point-of-sale reporting, purchase order management, receiving, merchandise planning and control, payroll, general ledger, credit card administration, and accounts payable. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby reducing the need for paper reports. The Company uses electronic data interchange (“EDI”) with certain of its vendors to facilitate timely merchandise replenishment. The Company believes that the further use of EDI with its vendors will lower the administrative costs associated with invoice processing and settlement.

      The Company’s information systems allow management to monitor and control the Company’s operations, and to generate reports on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze activity by store, amount of sale, terms of sale or employees who approved the sale.

      The Company entered into a five-year agreement during December 1996 with a third party for the management of the Company’s mainframe processing operations, client server systems, LAN operations and desktop support. The Company believes that by outsourcing this portion of its management information systems it will be able to achieve additional efficiencies and allow the Company to focus its internal information technology efforts on developing new systems to enhance the performance of its core business.

      The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $35 million over the next two years for enhancements to its management information systems and expansion and development of e-commerce sites.

Regulation

      The Company’s operations are affected by numerous laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s private label credit cards, credit to the Company’s customers is provided primarily through bank cards such as Visa®, MasterCard®, and Discover®, without recourse to the Company based upon a customer’s failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company’s traditional customer base could adversely affect the Company’s results of operations or financial condition.

      The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company’s sale of credit and other insurance. The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and Industry Canada Competition Bureau, and the Company’s and other retail company’s credit cards are currently subject to regulation by the Office of the Comptroller of the Currency. Following the Merger, the Company’s credit cards will be subject to regulation by the Federal Deposit Insurance Corporation and state banking authorities. See “Business — Credit Operations.” The Company believes that it is currently in material compliance with applicable and regulations.

      Merchandise in the retail jewelry industry is frequently sold at a discount off the “regular” or “original” price. A number of jurisdictions in which the Company operates have regulations which require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and other various laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company undertakes to monitor changes in those laws and believes that it is in material compliance with applicable laws with respect to such practices.

Cautionary Notice Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performance, capital expenditures, liquidity, development of its management information systems and e-commerce sites, productivity and profitability which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that litigation may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart to pursue other opportunities; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the Company’s cost of operations. The Company undertakes no obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 2.	Principal Properties

      The Company leases a 430,000 square foot corporate headquarters facility, which extends through 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/ Fort Worth International Airport. During fiscal year 1999, the Company sold a 120,000-square foot warehouse in Dallas, Texas, leasing back approximately 60,000 square feet of that warehouse. The Company leases a 32,000-square foot general office facility in Toronto, Ontario Canada for Peoples, which lease extends to April 2001.

      The Company currently leases three credit centers located in Clearwater, Florida (30,000 square feet), Tempe, Arizona (24,200 square feet), and San Juan, Puerto Rico (2,900 square feet) and one national collections center located in San Marcos, Texas (9,000 square feet). See “Current Year Events — Sale of Private Label Credit Card Business.”

      The Company rents most of its retail spaces under leases that generally range from five to ten years and may contain minimum rent escalations. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.

      The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2000 (executed lease agreements, including non-stores and unopened stores):

				Percentage
Term Expires	Stores	Other	Total	Of Total

2001 and prior	165	—	165	12%

2002	131	2	133	10%

2003	72	1	73	5%

2004	108	—	108	8%

2005 and thereafter	871	3	874	65%

Total number of leases	1,347	6	1,353	100%

      Management believes substantially all of the store leases expiring in fiscal year 2001 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted and as proposed to be conducted.

Item 3.	Legal Proceedings

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations.

      On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract, and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company intends to vigorously defend the alleged claims.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2000.

Executive Officers of the Registrant

      The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors annually, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

Name	Age	Position

Beryl B. Raff	49	Chairman of the Board and Chief Executive Officer

Alan P. Shor	41	President and Chief Operating Officer, Director

Sue E. Gove	42	Executive Vice President and Chief Financial Officer

Mary L. Forté	49	Executive Vice President and Chief Administrative Officer

The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

      Ms. Beryl B. Raff was appointed Chairman of the Board and Chief Executive Officer effective September 6, 2000. Prior to her appointment as Chairman, Ms. Raff served as a member of the Company’s Board of Directors, and President and Chief Executive Officer since September 1999. In July 1998, she was appointed President and Chief Operating Officer. From July 1997 to July 1998, she served as Executive Vice President and Chief Operating Officer. From November 1994 to July 1997, she served as President of Zales. From March 1991 through October 1994, Ms. Raff served as Senior Vice President of Macy’s East with responsibilities for its jewelry business in a twelve-state region. From April 1988 to March 1991, Ms. Raff served as Group Vice President of Macy’s South/ Bullocks. Prior to 1988, Ms. Raff had 17 years of retailing and merchandising experience with the Emporium and Macy’s department stores.

      Mr. Alan P. Shor was named President and Chief Operating Officer and was appointed as a member of the Company’s Board of Directors effective September 6, 2000. Prior to this time, Mr. Shor served as Executive Vice President and Chief Operating Officer since September 1999. From November 1997 to

September 1999, Mr. Shor served as Executive Vice President and Chief Logistics Officer while retaining his position as General Counsel and Secretary (he relinquished the General Counsel position August 1, 1999 and the Secretary position in November 1999). From May 1997 to November 1997, Mr. Shor served as Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. From June 1995 to May 1997, Mr. Shor served as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

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

      Ms. Mary L. Forté was appointed Executive Vice President and Chief Administrative Officer on January 13, 1998. From July 1994 to January 1998, Ms. Forté served as President of Gordon’s. From January 1994 to July 1994, Ms. Forté served as Senior Vice President of QVC — Home Shopping Network. From July 1991 through January 1994, Ms. Forté served as Senior Vice President of the Bon Marche, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forté was Vice President of Rich’s Department Store, Housewares Division. In addition to the above, Ms. Forté has an additional 13 years of retailing and merchandising experience with Macy’s, The May Department Stores Company, Inc. and Federated Department Stores.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholders’ Equity

      The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol ZLC. The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

	2000		1999

	High	Low	High	Low

First	42 1/2	33 1/2	32	19 1/2

Second	51 3/4	35 1/2	34 7/16	23 7/8

Third	51	32 1/16	40 3/16	30 5/16

Fourth	48 1/8	35 1/4	44 5/8	34 1/2

      As of September 5, 2000, the outstanding shares of Common Stock were held by approximately 1,061 holders of record. The Company has not paid dividends on the Common Stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company’s short-term borrowings and long-term debt limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the years ended July 31, 2000, 1999, 1998, 1997 and 1996, have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,

	2000	1999	1998	1997	1996

	(Amounts in thousands, except per share amounts)

Net sales	$1,793,596	$1,428,868	$1,313,710	$1,253,818	$1,137,377

Cost of sales	920,003	737,188	681,908	643,318	576,764

Gross margin	873,593	691,680	631,802	610,500	560,613

Selling, general and administrative expenses	620,744	502,279	475,846	480,522	457,371

Depreciation and amortization expense	42,431	29,478	22,565	14,022	7,538

Unusual items(a)	—	—	(8,947)	—	(4,486)

Operating earnings	210,418	159,923	142,338	115,956	100,190

Interest expense, net	32,178	30,488	32,039	36,098	30,102

Earnings before income taxes	178,240	129,435	110,299	79,858	70,088

Income taxes	66,726	48,503	41,362	29,305	25,094

Earnings before extraordinary items	$111,514	$80,932	$68,937	$50,553	$44,994

Net earnings	$111,514	$80,932	$68,937	$50,553	$43,898

Earnings per common share:

Basic:
Earnings before extraordinary

item	$3.16	$2.24	$1.96	$1.44	$1.28

Net earnings	$3.16	$2.24	$1.96	$1.44	$1.25

Diluted:
Earnings before extraordinary

item	$3.11	$2.21	$1.84	$1.38	$1.23

Net earnings	$3.11	$2.21	$1.84	$1.38	$1.20

Weighted average number of common shares outstanding:

Basic	35,326	36,137	35,201	35,054	35,068

Diluted	35,883	36,688	37,368	36,632	36,465

Balance Sheet Data:

Working capital	$666,177	$556,886	$971,495	$877,130	$775,500

Total assets	$1,370,289	$1,526,932	$1,445,929	$1,281,206	$1,163,811

Total debt	$109,369	$452,589	$480,275	$451,787	$404,354

Total stockholders’ investment	$781,777	$699,611	$648,061	$541,574	$476,258

(a)	Unusual items consist of the gain on sale of Diamond Park Fine Jewelers of ($1.6 million) and a gain on sale of land of ($7.3 million) for the year ended July 31, 1998, and reorganization recoveries of ($4.5 million) for the year ended July 31, 1996.

Note:	Data for 1999 includes results for Peoples Jewellers from May 23, 1999, the date the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers, through July 31, 1999. Data presented in fiscal year 2000 is inclusive of the sale of the Company’s private label credit card business and the results for Peoples Jewellers for the full fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business — Cautionary Notice Regarding Forward-Looking Statements.”

Results of Operations

      The following table sets forth certain financial information from the Company’s audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,

	2000	1999	1998

Net Sales	100.0%	100.0%	100.0%

Cost of Sales	51.3	51.6	51.9

Gross Margin	48.7	48.4	48.1

Selling, General and Administrative Expenses	34.6	35.2	36.2

Depreciation and Amortization Expense	2.4	2.0	1.7

Unusual Item — Gain on Sale of Diamond Park Fine Jewelers	—	—	(0.1)

Unusual Item — Gain on Sale of Land	—	—	(0.5)

Operating Earnings	11.7	11.2	10.8

Interest Expense, Net	1.8	2.1	2.5

Earnings Before Income Taxes	9.9	9.1	8.3

Income Taxes	3.7	3.4	3.1

Net Earnings	6.2%	5.7%	5.2%

Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

      Net Sales. Net Sales for the year ended July 31, 2000 increased by $364.7 million to $1.8 billion, a 25.5 percent increase compared to the previous year. Excluding sales from Peoples Jewellers which was acquired in fiscal 1999, total sales for the year increased $230.6, or 16.4 percent. The sales increase primarily resulted from a 11.6 percent increase in sales from stores open for comparable periods, 84 new stores added during the year and twelve months of sales for Peoples which was acquired in May 1999. These factors were partially offset by 28 stores closed during the year. The Company believes that sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

      Gross Margin. Gross Margin as a percentage of net sales was 48.7 percent for the year ended July 31, 2000 compared to 48.4 percent for the year ended July 31, 1999, an increase of 0.3 percent. This increase was principally due to less promotional pricing activity at the store level and fewer markdowns. The LIFO benefit was $3.0 million and $0.7 million for the years ended July 31, 2000 and 1999.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 34.6 percent of sales for the year ended July 31, 2000, from 35.2 percent for the year ended July 31, 1999, or 0.6 percent as a percentage of net sales. Store expenses as a percentage of sales increased by 0.4 percent principally due to increased advertising to promote the Company’s brands. Net corporate expenses decreased by 1.0 percent as a percentage of net sales. The selling, general and administrative expense reduction demonstrates the Company’s ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

      Earnings Before Interest, Taxes, Depreciation and Amortization Expense. Earnings Before Interest, Taxes, Depreciation and Amortization Expense were $252.8 million and $189.4 million for the years ended July 31, 2000 and 1999, respectively, an increase of 33.5 percent.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $13.0 million, primarily as a result of the purchase of new assets, principally for new store openings, renovation and refurbishment and amortization of goodwill from the acquisition of Peoples Jewellers. In addition, the Company refined the Peoples Jewellers goodwill amortization period from twenty years to fifteen years, resulting in a $0.9 million adjustment to goodwill amortization expense. Due to fresh start reporting, the Company wrote off substantially all fixed assets of the Company effective July 31, 1993. As a result, depreciation and amortization relates to capital expenditures since July 31, 1993.

      Interest Expense, Net. Interest Expense, Net was $32.2 million and $30.5 million for the years ended July 31, 2000 and 1999, respectively. The increase of $1.7 million is principally a result of lower interest income from investments for fiscal year 2000 due to the acquisition of Peoples Jewellers for approximately $78 million in cash.

      Income Taxes. The income tax expense for the years ended July 31, 2000 and 1999 was $66.7 million and $48.5 million, respectively, reflecting an effective tax rate of 37.4 and 37.5 percent for the years ended July 31, 2000 and 1999, respectively. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards (“NOL”) (after annual limitations) against current and future tax liabilities. As of July 31, 2000, the Company had a remaining NOL (after limitations) of approximately $170 million.

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

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 35.2 percent of sales for the year ended July 31, 1999 from 36.2 percent for the year ended July 31, 1998, or 1.0 percent as a percentage of net sales. Store expenses as a percentage of sales decreased by 1.0 percent principally due to productivity improvements relating to the lowering of payroll costs as a percentage of sales. Net corporate expenses decreased by 0.2 percent of net sales. This decrease in expense was partially offset by Peoples, which had slightly higher store expenses as a percentage of sales. The selling, general and administrative expense reduction demonstrates the Company’s ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

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

      Income Taxes. The income tax expense for the years ended July 31, 1999 and 1998 was $48.5 million and $41.4 million, respectively, reflecting an effective tax rate of 37.5 percent for both years. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards (“NOL”) (after annual limitation) against current and future tax liabilities. As of July 31, 1999, the Company had a remaining NOL (after limitations) of approximately $189 million.

Liquidity and Capital Resources

      The Company’s cash requirements consist principally of funding inventory growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 2000, the Company had cash and cash equivalents of $298.2 million, and $3.9 million of restricted cash. The restricted cash primarily relates to the capital requirements of the Company’s national bank and consignment arrangements from certain vendors. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 40 percent of the Company’s annual sales were made during the three months ended January 31, 2000 and 1999, respectively, which includes the Christmas selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Operating Activities

      Set forth below is certain summary information with respect to the Company’s operations for the most recent eight fiscal quarters.

	Fiscal 2000
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	1999

	(In thousands)

Net sales	$373,755	$361,273	$735,967	$322,601

Gross margin	180,471	176,736	360,556	155,830

Operating earnings	25,594	25,150	143,217	16,457

Net earnings	11,577	10,522	83,952	5,463

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Fiscal 1999
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	1999	1999	1999	1998

	(In thousands)

Net sales	$325,994	$280,736	$567,952	$254,186

Gross margin	157,441	136,028	276,122	122,089

Operating earnings	21,879	17,793	109,920	10,331

Net earnings	8,542	6,267	63,960	2,163

      Net cash provided by operating activities was $141.9 million, $81.1 million and $112.8 million for fiscal years 2000, 1999, and 1998 respectively. The net cash provided by operating activities in fiscal year 2000 increased from the prior year principally due to the increase in operating earnings and the leveraging of accounts payable and accrued liabilities. In fiscal 1999, net cash provided by operating activities resulted principally from an increase in net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities.

      There has been an increase of approximately $58.8 million in owned merchandise inventories at July 31, 2000 compared to the balance at July 31, 1999. This increase resulted principally from new store growth.

      Net cash provided by investing activities was $508.3 million in fiscal 2000, principally related to the proceeds from the sale of credit card receivables to AFCC, offset slightly by higher capital expenditures. In fiscal 1999, net cash used in investing activities was $154.3 million, principally related to the acquisition of Peoples, as well as expenditures for new store growth and expenditures for remodeling existing stores. Net cash provided by investing activities was $12.5 million in fiscal 1998, primarily related to proceeds from the sale of Diamond Park Fine Jewelers and proceeds from the sale of land, offsetting capital expenditures for new store growth and existing store remodeling and refurbishment.

      Net cash used in financing activities was $387.4 million in fiscal 2000, principally related to the repayment of the Variable Funding Notes and Revolving Credit Agreement, as well as the stock repurchase plan approved in September 1999. Net cash used in financing activities in fiscal 1999 was $64.6 million principally related to the refinancing and reduction of the Zale Funding Trust receivables securitization facility and repurchase of the Company’s common stock on the open market. Net cash provided by financing activities for fiscal 1998 is primarily related to the issuance of the senior notes and proceeds from exercise of stock options and warrants, offset by the repayment of the Revolving Credit Agreement and purchase of the Company’s common stock on the open market.

Finance Arrangements

•  On July 31, 2000, the Company redeemed the then outstanding balance of approximately $335 million aggregate principal amount of Variable Notes under the Company’s securitization facility with the proceeds from the sale of its customer receivables and terminated the facility. The Variable Notes bore interest at the market commercial paper rate plus a dealer fee of 0.05 percent and the Company paid a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of .25 percent per annum on the unfunded portion. See “Current Year Events — Sale of Private Label Credit Card Business.”

•  In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company and to its operating subsidiary, Zale Delaware, Inc., in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $5 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility for a Canadian subsidiary, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed the U.S. Dollar equivalent of $300 million.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At July 31, 2000, there were no amounts outstanding under the U.S. Revolving Credit facility. At July 31, 2000, the U.S. Dollar equivalent of $9.7 million in revolving credit loans was outstanding under the Canadian Revolving Credit facility, at an applicable interest rate on such date of 7.50 percent.

•  In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. Pursuant to the Indenture, the Company and the Company’s subsidiaries subject to the Indenture, are prohibited from paying any dividend to the direct or indirect holders of capital stock of the Company or such subsidiary, other than stock dividends or dividends made to the Company or any such subsidiary.

Capital Growth

      During the year ended July 31, 2000, the Company made approximately $79 million in capital expenditures, a portion of which was used to open 84 new stores. Under its continued growth strategy, the Company plans to open approximately 150 new stores for which it will incur approximately $50 million in capital expenditures during the combined fiscal years 2001 and 2002. These stores are expected to solidify the Company’s core mall business by further penetrating markets where the Company is underrepresented and to expand into new markets such as outlet malls and selected urban settings. During the combined fiscal years 2001 and 2002, the Company anticipates spending approximately $60 million to remodel, relocate or refurbish approximately 250 additional stores. The Company also estimates it will make capital expenditures of approximately $35 million during the combined fiscal years 2001 and 2002 for enhancements to its management information systems and expansion and development of its e-commerce sites. In total, the Company anticipates spending approximately $190 million on capital expenditures during the combined fiscal years 2001 and 2002. The Revolving Credit Agreement limits the Company’s capital expenditures to $110 million for fiscal year 2001.

Other Activities Affecting Liquidity

•  Effective July 31, 2000, the Company sold, without recourse, all of the outstanding accounts receivable owned by ZFT, an indirect wholly owned subsidiary of the Company, to Associates and wholly owned subsidiary of AFCC. The accounts receivable acquired by Associates constituted substantially all of the assets of ZFT. The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of an allowance for final settlement and transaction costs. The purchase price is subject to post-closing adjustment for improperly classified receivables. The transaction is accounted for as a sale in accordance with SFAS No. 125. In connection with such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated.

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement.

      In connection with the Receivables Purchase Agreement, the Company agreed to merge JNB with and into Hurley (the “Merger”). The Company anticipates that the closing of merger will take place by the first calendar quarter of 2001. Until consummation of the merger of JNB with and into Hurley, the Company will sell without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the merger, AFCC and its affiliates will assume responsibility for JNB’s previously owned credit operations, including servicing facilities in San Marcos, Texas; Clearwater, Florida; Tempe, Arizona; and San Juan, Puerto Rico.

      As a result of the sale of the Company’s customer receivables to AFCC and the Merger, the Company’s current credit processing service agreement with a third-party servicer will terminate upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001.

•  Under the terms of the Indenture governing the Senior Notes, the Company may, within 365 days of the date of the sale of its private label credit card operations to Associates and AFCC, invest the net cash proceeds from such sale (other than any net proceeds required to be applied to repay permanently any senior indebtedness of the Company) in capital expenditures, properties and other assets that replace the properties and assets that were the subject of such sale, in properties and assets that will be used in the business of the Company or in reasonably related businesses. To the extent that all or part of such net cash proceeds are not so applied prior to 365 days after the sale of the Company’s private label credit card operations, the Company must apply any unutilized net cash proceeds to the repayment of the principal amount of the Senior Notes and any other pari passu indebtedness outstanding with similar provisions, plus accrued and unpaid interest, if any up to the date of repayment.

•  On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of the Company’s common stock on the open market through July 31, 2001. In April, 2000 the Company completed a $50 million repurchase program, which was authorized during September 1999. Under this program, the Company repurchased 1.3 million shares in fiscal 2000.

•  On August 11, 2000, the Company entered into an Agreement and Plan of Merger with Piercing Pagoda, Inc., a Delaware corporation, pursuant to which the Company through an indirect wholly owned subsidiary (Jewelry Expansion Corp.) agreed to acquire all of the outstanding shares of Piercing Pagoda.

      The Company through its subsidiary commenced a tender offer on August 22, 2000 to purchase all of the outstanding shares of Piercing Pagoda, Inc.’s $0.01 par value per share common stock for $21.50 per share in cash. The tender offer expired at 12:00 midnight, New York City time, on September 19, 2000. Based upon the report of the depository for the tender offer, at the expiration of the tender offer approximately 8,943,833 shares, representing 94.7 percent of the outstanding shares of Piercing Pagoda common stock were validly tendered and not withdrawn pursuant to the tender offer. On September 20, 2000, the Company acquired all of the shares of Piercing Pagoda common stock validly tendered pursuant to the tender offer at a purchase price of approximately $192.3 million. In order to complete its acquisition of Piercing Pagoda, the Company intends to merge Jewelry Expansion Corp., a wholly owned subsidiary of Zale Delaware, with and into Piercing Pagoda as soon as practicable. Pursuant to the merger, each share of Piercing Pagoda common stock not previously tendered in the tender offer will be converted into the right to receive $21.50 per share. The merger is not subject to the approval of the remaining outstanding shareholders of Piercing Pagoda. The total estimated purchase price for the acquisition is approximately $208 million plus the assumption of approximately $55 million in debt. The acquisition will be accounted for under the purchase method of accounting.

•  The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, which began in December 1996, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage.

•  Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2000 was approximately $8.9 million. As of July 31, 2000, the Company had a NOL (after limitations) of approximately $170 million, which represents up to $67 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

      Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Year 2000

      The Company did not experience any significant malfunctions or errors in its operating or business systems when the date rolled from December 31, 1999 to January 1, 2000. Since January 1, 2000, the Company has not experienced and does not expect any significant impact to its on-going business as a result of the date change. Similarly, the Company has not had any Year 2000 related problems with suppliers or service providers.

      The Company expended approximately $1.7 million indirect expenditures and $0.5 million in internal costs in fiscal year 1998 for expenditures associated with the Year 2000. Direct costs of $3.5 million and internal costs of $0.9 million, for a total cost of $4.4 million, were expended in fiscal year 1999. The Company funded these expenditures through its normal information technology operations budget. As required by generally accepted accounting principals, these costs were expensed as incurred. For fiscal year 2000, which began August 1, 1999, the Company’s Year 2000 costs were $.74 million.

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

      The Company is exposed to interest rate risk primarily through its borrowing activities, which are described under “Short-term Borrowings” and “Long-term Debt” in the Notes to the Consolidated Financial Statements. The majority of the Company’s borrowings are under variable rate arrangements. See “Short-term Borrowings” and “Long-term Debt” Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

      The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $27.8 million, approximate market value at July 31, 2000.

      Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 31, 2000, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

      As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through its regular operating and financing activities. Based on the Company’s market risk from currency exchange rate exposure at July 31, 2000, the Company believes that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows on such date.

Item 8.  Financial Statements and Supplementary Data

      The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-30 at the end of this Annual Report on Form 10-K:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART IV

Item 14.	Exhibits, Financial Statements Schedules and Reports on Form 8-K

      The following documents are filed as part of this report.

1.  Financial Statements

      The list of financial statements required by this item is set forth in Item 8.

2.  Index to Financial Statement Schedules

Page
Number

Report of Independent Public Accountants	27

Schedule II — Valuation and Qualifying Accounts	28

      All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

3.  Exhibits

Exhibit No.	Description

2.1	— Purchase of Assets Agreement, dated June 2, 1999, between Zale Canada Co. and Peoples Jewellers Corporation.(11)
2.2	— Receivables Purchase Agreement, between Zale Funding Trust, as Seller, and Associates Credit Card Services, Inc., as Purchaser, dated as of July 10, 2000.(14)
2.3	— Agreement and Plan of Merger, by and among Jewelers National Bank, Zale Delaware, Inc. and Hurley State Bank, dated as of July 10, 2000.(14)
2.4	— Agreement and Plan of Merger, by and among Zale Corporation, Jewelry Expansion Corp. And Piercing Pagoda, Inc., dated as of August 11, 2000.(15)
3.1	— Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993.(1)
3.2	— Amended and Restated Bylaws of Zale Corporation.(14)
4.1	— Amended and Restated Revolving Credit Agreement dated March 30, 2000.(13)
4.2	— Indenture dated September 30, 1997, by and among Zale Corporation, Zale Delaware, Inc. and Bank One, N.A. as Trustee.(8)
10.2	— Indemnification agreement, dated as of July 21, 1993, between Zale Corporation and certain present and former directors thereof.(3)
*10.3a	— Zale Corporation Stock Option Plan.(1)
*10.3b	— Amended and Restated Omnibus Stock Incentive Plan.(14)
*10.3c	— Outside Directors’ 1995 Stock Option Plan.(16)
*10.4	— The Executive Severance Plan for Zale Corporation and Its Affiliates, as amended and restated as of February 10, 1994.(2)

Exhibit No.	Description

*10.4a	— Amendment to The Executive Severance Plan for Zale Corporation and Its Affiliates effective May 20, 1995.(4)
10.6	— Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale Corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992.(4)
10.6a	— First Lease Amendment and Agreement between Principal Mutual Life Insurance Company and Zale Delaware, Inc., dated as of February 1, 1996.(4)
10.7	— Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation and Andrea Jung.(5)
*10.8	— Form of Change of Control Agreement dated as of October 30, 1996, but executed thereafter, between Zale Corporation and Key Employees.(6)
10.8a	— Modified list of parties to Change of Control Agreement.(9)
10.9	— Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation, Zale Corporation and Zale Delaware, Inc.(9)
10.10	— Seller Restrictive Covenant Agreement, dated as of June 2, 1999, between Peoples Jewellers Corporation, Zale Canada Co. and Zale Corporation.(11)
*10.11	— Employment Agreement, dated as of August 1, 1997, between Zale Corporation and Robert J. DiNicola.(9)
*10.11a	— Amended and Restated Employment Agreement, dated September 7, 1999, between Zale Corporation and Robert J. DiNicola.(11)
*10.11b	— Seconded Amended and Restated Employment Agreement dated August 1, 2000, between Zale Corporation and Robert J. DiNicola.(14)
*10.11c	— Consulting Agreement, dated September 6, 2000, between Zale Corporation and Robert J. DiNicola.(14)
*10.12	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Beryl B. Raff.(9)
*10.13	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Alan P. Shor.(9)
*10.14	— Employment Agreement, dated as of January 15, 1998 between Zale Corporation and Mary L. Forté.(9)
*10.15	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Sue E. Gove.(9)
*10.16	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Robert J. DiNicola.(10)
*10.17	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Beryl B. Raff.(10)
*10.18	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Alan P. Shor.(10)
*10.19	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Mary L. Forté.(10)
*10.20	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Sue E. Gove.(10)
*10.21	— Amendment to Employment Agreement, dated as of September 7, 1999, between Zale Corporation and Beryl B Raff.(14)

Exhibit No.	Description

21	— Subsidiaries of the registrant.(14)
23	— Consent of Independent Public Accountants.(14)
27	— Financial data schedule.(14)

(1)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

(2)	Incorporated by reference to the corresponding exhibit to the registrant’s Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

(3)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the registrants’ Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

(9)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended October 31, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1999, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period October 31, 1999, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period April 30, 2000, and incorporated herein by reference.

(14)	Filed herewith.

(15)	Incorporated by reference to Exhibit 10.64 to Piercing Pagoda, Inc.’s Form 10-Q for the quarter ended June 30, 2000, previously filed with the Commission on August 14, 2000.

(16)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (33-01789) filed with the Commission on March 18, 1996.

*	Management Contracts and Compensatory Plans.

4.  Reports on Form 8-K

— The Company filed a Current Report on Form 8-K on July 10, 2000 reporting the sale of the Company’s private label credit card business under Item 5 and enclosing a press release dated July 10, 2000.
— The Company filed a Current Report on Form 8-K on July 18, 2000 reporting the authorization of a stock repurchase program under Item 5 and enclosing a press release dated July 18, 2000.

MANAGEMENT’S REPORT

To the Stockholders of Zale Corporation:

      The integrity and consistency of the consolidated financial statements of Zale Corporation (the “Company”), which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

      The Company maintains a system of internal accounting controls to provide reasonable assurance, at appropriate cost, that the Company’s assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

      The consolidated financial statements of the Company have been audited by Arthur Andersen LLP, independent public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

      The Audit Committee, composed solely of outside directors, meets periodically with the independent public accountants and representatives of management to discuss auditing and financial reporting matters. In addition, the independent public accountants meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent public accountants, which is subject to stockholder approval, and the general oversight review of management’s discharge of its responsibilities with respect to the matters referred to above.

Beryl B. Raff Chairman of the Board and Chief Executive Officer	Alan P. Shor President and Chief Operating Officer, Director	Sue E. Gove Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

      We have audited the accompanying consolidated balance sheets of Zale Corporation (a Delaware corporation) and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders’ investment for each of the three years in the period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas

August 29, 2000
  (except with respect to the
  matter discussed in the
  Subsequent Event footnote,
  as to which the date is
  September 20, 2000)

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2000	1999	1998

Net Sales	$1,793,596	$1,428,868	$1,313,710

Cost of Sales	920,003	737,188	681,908

Gross Margin	873,593	691,680	631,802

Selling, General and Administrative Expenses	620,744	502,279	475,846

Depreciation and Amortization Expense	42,431	29,478	22,565

Unusual Item — Gain on Sale of Diamond Park Fine Jewelers	—	—	(1,634)

Unusual Item — Gain on Sale of Land	—	—	(7,313)

Operating Earnings	210,418	159,923	142,338

Interest Expense, Net	32,178	30,488	32,039

Earnings Before Income Taxes	178,240	129,435	110,299

Income Taxes	66,726	48,503	41,362

Net Earnings	$111,514	$80,932	$68,937

Earnings Per Common Share:

Basic	$3.16	$2.24	$1.96

Diluted	$3.11	$2.21	$1.84

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:

Basic	35,326	36,137	35,201

Diluted	35,883	36,688	37,368

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	July 31,	July 31,
	2000	1999

ASSETS

Current Assets:

Cash and Cash Equivalents	$298,234	$35,403

Restricted Cash	3,913	6,029

Customer Receivables, Net	—	510,714

Merchandise Inventories	630,450	571,669

Other Current Assets	42,551	36,827

Total Current Assets	975,148	1,160,642

Property and Equipment, Net	231,255	203,841

Other Assets	100,190	99,654

Deferred Tax Asset, Net	63,696	62,795

Total Assets	$1,370,289	$1,526,932

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$353,000

Accounts Payable and Accrued Liabilities	286,279	237,392

Deferred Tax Liability, Net	22,692	13,364

Total Current Liabilities	308,971	603,756

Non-current Liabilities	122,987	70,892

Long-term Debt	109,369	99,589

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	47,185	53,084
Commitments and Contingencies

Stockholders’ Investment:

Preferred Stock	—	—

Common Stock	396	392

Additional Paid-In Capital	518,326	504,300

Accumulated Other Comprehensive Income	411	376

Accumulated Earnings	403,787	292,273

Deferred Compensation	(1,786)	(5,005)

	921,134	792,336

Treasury Stock	(139,357)	(92,725)

Total Stockholders’ Investment	781,777	699,611

Total Liabilities and Stockholders’ Investment	$1,370,289	$1,526,932

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2000	1999	1998

Net Cash Flows from Operating Activities:

Net earnings	$111,514	$80,932	$68,937

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization expense	44,325	31,252	23,689

Amortization of deferred compensation	3,219	709	—

Deferred taxes and utilization of NOL operating losses	23,427	7,633	34,544

Tax benefit associated with stock option exercises	4,156	6,800	—

Unusual Item — Gain on Sale of Diamond Park Fine Jewelers	—	—	(1,634)

Unusual Item — Gain on Sale of Land	—	—	(7,313)

Changes in assets and liabilities, net of Peoples Jewellers acquisition:

Restricted cash	2,116	163	2,821

Customer receivables, net	(27,036)	(15,223)	(41,198)

Merchandise inventories	(56,209)	(57,976)	(19,277)

Other current assets	(5,715)	(7,966)	12,551

Other assets	(517)	367	122

Accounts payable and accrued liabilities	43,178	34,628	45,144

Non-current liabilities	(525)	(173)	(5,613)

Net Cash Provided by Operating Activities	141,933	81,146	112,773

Net Cash Flows from Investing Activities:

Additions to property and equipment	(78,618)	(59,538)	(63,497)

Dispositions of property and equipment	3,198	1,941	649

Proceeds from sale of credit card receivables, net of transaction costs	583,676	—	—

Acquisition of Peoples Jewellers, net of cash acquired	—	(96,662)	—

Proceeds from Sale of Diamond Park Fine Jewelers	—	—	62,443

Proceeds from Sale of Land	—	—	12,911

Net Cash Provided by (Used in) Investing Activities	508,256	(154,259)	12,506

Net Cash Flows from Financing Activities:

Net (decrease) increase in short term borrowings	(250,000)	250,000	—

Payments on long-term debt	—	—	(410)

Payments on receivables securitization facility	—	(380,760)	—

Payments on revolving credit agreement	(568,038)	(3,500)	(192,900)

Borrowings under revolving credit agreement	474,782	106,500	122,200

Net proceeds from issuance of senior notes	—	—	99,530

Debt issue and capitalized financing costs	(2,226)	(1,094)	(2,621)

Proceeds from exercise of stock options	8,042	14,244	9,198

Proceeds from exercise of warrants	—	—	20,170

Purchase of common stock	(49,997)	(49,943)	(40,000)

Net Cash (Used in) Provided by Financing Activities	(387,437)	(64,553)	15,167

Effect of Exchange Rate Changes on Cash	79	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	262,831	(137,666)	140,446

Cash and Cash Equivalents at Beginning of Period	35,403	173,069	32,623

Cash and Cash Equivalents at End of Period	$298,234	$35,403	$173,069

Supplemental cash flow information:

Interest paid	$32,897	$35,956	$35,853

Interest received	$1,465	$7,289	$7,776

Income taxes paid (net of refunds received)	$44,785	$39,403	$1,741

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income

Balance July 31, 1997	35,022	$350	$401,121	$2,182

Net Earnings	—	—	—	—

Unrealized Gain on Securities, net	—	—	—	669

Reduction of Tax Valuation Allowance	—	—	46,572	—

Exercise of Stock Options	768	11	9,187	—

Exercise of Warrants	1,945	19	20,151	—

Purchase of Common Stock	(1,365)	—	—	—

Recoveries of Common Stock	(5)	—	166	—

Contribution to 401(k) plan	35	—	460	—

Balance July 31, 1998	36,400	380	477,657	2,851

Net Earnings	—	—	—	—

Unrealized Loss on Securities, net	—	—	—	(285)

Cumulative Translation Adjustments	—	—	—	(2,190)

Exercise of Stock Options, net of tax benefit	1,019	10	21,034	—

Purchase of Common Stock	(1,669)	—	—	—

Contribution to 401(k) plan	52	—	(104)	—

Restricted Stock Awards	181	2	5,713	—

Deferred Compensation Amortization	—	—	—	—

Balance July 31, 1999	35,983	392	504,300	376

Net Earnings	—	—	—	—

Unrealized Loss on Securities, net	—	—	—	(1,578)

Cumulative Translation Adjustments	—	—	—	1,613

Exercise of Stock Options, net of tax benefit	422	4	12,194	—

Purchase of Common Stock	(1,275)	—	—	—

Contribution to 401(k) plan	131	—	1,832	—

Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2000	35,261	$396	$518,326	$411

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT — (Continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income

Balance July 31, 1997	$142,404	$—	$(4,483)	$541,574	$51,722

Net Earnings	68,937	—	—	68,937	68,937

Unrealized Gain on Securities, net	—	—	—	669	669

Reduction of Tax Valuation Allowance	—	—	—	46,572	—

Exercise of Stock Options	—	—	—	9,198	—

Exercise of Warrants	—	—	—	20,170	—

Purchase of Common Stock	—	—	(40,000)	(40,000)	—

Recoveries of Common Stock	—	—	(166)	—	—

Contribution to 401(k) plan	—	—	481	941	—

Balance July 31, 1998	211,341	—	(44,168)	648,061	69,606

Net Earnings	80,932	—	—	80,932	80,932

Unrealized Gain on Securities, net	—	—	—	(285)	(285)

Cumulative Translation Adjustments	—	—	—	(2,190)	(2,190)

Exercise of Stock Options, net of tax benefit	—	—	—	21,044	—

Purchase of Common Stock	—	—	(49,943)	(49,943)	—

Contribution to 401(k) plan	—	—	1,386	1,282	—

Restricted Stock Awards	—	(5,715)	—	—	—

Deferred Compensation Amortization	—	710	—	710	—

Balance July 31, 1999	292,273	(5,005)	(92,725)	699,611	78,457

Net Earnings	111,514	—	—	111,514	111,514

Unrealized Gain on Securities, net	—	—	—	(1,578)	(1,578)

Cumulative Translation Adjustments	—	—	—	1,613	1,613

Exercise of Stock Options, net of tax benefit	—	—	—	12,198	—

Purchase of Common Stock	—	—	(49,997)	(49,997)	—

Contribution to 401(k) plan	—	—	3,365	5,197	—

Deferred Compensation Amortization	—	3,219	—	3,219	—

Balance July 31, 2000	$403,787	$(1,786)	$(139,357)	$781,777	$111,549

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

      The Accompanying Consolidated Financial Statements include the accounts of Zale Corporation and its wholly owned subsidiaries (the “Company” or “Zale”). The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. (“ZDel”). ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations (see Acquisition of Peoples Jewellers) into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

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

      Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short term maturity of those instruments. At July 31, 2000, $3.9 million was restricted primarily by the capital requirements of Jewelers National Bank (“JNB”), the Company’s national credit card bank and consignment arrangements with certain vendors.

      Customer Receivables. Effective July 31, 2000, the Company sold, without recourse, all of its customer receivables. See “Sale of Customer Receivables.” Historically customer receivables were classified as current assets, including amounts which were due after one year, in accordance with industry practices. The allowance for doubtful accounts was $76.5 million at July 31, 1999. Finance charge income and net earnings from credit insurance subsidiaries of $119.9 million, $118.5 million and $113.3 million for the years ended July 31, 2000, 1999 and 1998, respectively, has been reflected as a reduction of Selling, General and Administrative Expenses. Finance charge and insurance charge income are recorded pursuant to the calculation set forth in the Company’s credit card agreements.

      Merchandise Inventories are stated at the lower of cost or market. Cost for U.S. inventories is determined primarily in accordance with the retail inventory method. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) method. Merchandise inventory of Peoples Jewellers are valued using the first-in, first-out (“FIFO”) method.

      Long Lived Assets. Intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction were to occur.

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

      Excess of Revalued Net Assets Over Stockholders’ Investment is being amortized over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 2000, 1999 and 1998. Accumulated amortization was $41.3 million and $35.4 million at July 31, 2000 and 1999, respectively.

      Store Closing Costs. Store closing costs are estimated and recognized in the period in which the Company makes the decision that the store will close. Such costs include the present value of estimated future

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentals net of anticipated sublease income, loss on retirement of property and equipment and other related occupancy costs.

      Advertising Expenses are charged against operations when incurred. Amounts charged against operations were $66.4 million, $49.0 million and $45.8 million for the years ended July 31, 2000, 1999 and 1998, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 2000 and 1999, are $6.4 million and $2.5 million, respectively.

      Reclassifications. The classifications in use at July 31, 2000, have been applied to the financial statements for July 31, 1999 and 1998.

      Foreign Currency. Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Comprehensive Income in the Consolidated Statements of Stockholders’ Investment.

Merchandise Inventories

      The Company’s U.S. operations use the LIFO method of accounting for inventory, which results in a matching of current costs with current revenues. The LIFO benefit was $3.0 million, $0.7 million and $2.5 million for the years ended July 31, 2000, 1999 and 1998, respectively. The estimated cost of replacing the Company’s inventories exceeds its net LIFO cost by approximately $9.8 million and $12.7 million at July 31, 2000 and 1999, respectively. Domestic inventories on a FIFO basis were $588.7 million and $546.8 million, at July 31, 2000 and 1999, respectively. The Company also maintained consigned inventory at its domestic retail locations of approximately $163.8 million and $126.3 million at July 31, 2000 and 1999, respectively.

      The Company’s Canadian operations use the FIFO method of accounting for inventory. Inventory net of reserves was approximately $51.5 million and $37.6 million, at July 31, 2000 and 1999, respectively and consigned inventory at retail locations was approximately $4.1 million and $5.4 million at July 31, 2000 and 1999, respectively.

      Consigned inventory and related contingent obligations are not reflected in the Company’s financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales.

Sale of Customer Receivables

      On July 10, 2000, the Company announced that it had agreed to sell its private label credit card operations to Associates First Capital Corporation (“AFCC”). Effective July 31, 2000, the Company sold, without recourse, all of the outstanding accounts receivable owned by Zale Funding Trust, a Delaware statutory business trust (“ZFT”) and indirect wholly owned subsidiary of the Company, to Associates Credit Card Services, Inc., a Delaware corporation (“Associates”), and wholly owned subsidiary of AFCC. The accounts receivable acquired by Associates constituted substantially all of the assets of ZFT. The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of an allowance for final settlement and transaction costs. The purchase price is subject to post-closing adjustment for improperly classified receivables. The transaction is accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement.

      In connection with the Receivables Purchase Agreement, the Company agreed pursuant to an Agreement and Plan of Merger, dated as of July 10, 2000, to merge Jewelers National Bank (“JNB”), a wholly owned subsidiary of the Company, with and into Hurley State Bank (“Hurley”), a wholly owned subsidiary of AFCC (the “Merger”). In connection with such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated. See “Short-term Borrowings — Zale Funding Trust Securitization.” The Merger is subject to, among other things, Federal Deposit Insurance Corporation approval and approval from the Director of the Division of Banking for the State of South Dakota. The Company anticipates that the closing of the transactions contemplated under the Agreement and Plan of Merger will take place by the first calendar quarter of 2001. Until consummation of the Merger of Jewelers National Bank with and into Hurley, the Company will sell without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the Merger, AFCC and its affiliates will assume responsibility for JNB’s previously owned credit operations, including servicing facilities in San Marcos, Texas; Clearwater, Florida; Tempe, Arizona; and San Juan, Puerto Rico.

      As a result of the sale of the Company’s customer receivables to AFCC and the Merger, the Company’s current credit processing service agreement with a third-party servicer will terminate upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001.

Property And Equipment

      The Company’s property and equipment consists of the following:

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Buildings and Leasehold Improvements	$133,498	$111,141

Furniture and Fixtures	218,668	176,258

Construction in Progress	9,644	10,041

	361,810	297,440

Less: Accumulated Amortization and Depreciation	(130,555)	(93,599)

Total Net Property and Equipment	$231,255	$203,841

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable, Accrued Liabilities And Non-Current Liabilities

      The Company’s accounts payable and accrued liabilities consist of the following:

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Accounts Payable	$131,664	$104,759

Accrued Payroll	27,789	25,453

Accrued Taxes	23,503	18,210

Extended Warranty	24,081	19,419

Accrued Percentage Rent	18,571	16,162

Other Accruals	60,671	53,389

Total Accounts Payable and Accrued Liabilities	$286,279	$237,392

      The Company’s non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from AFCC discussed above.

      Postretirement Benefits. The Company provides medical and dental insurance benefits for all eligible retirees and spouses with benefits to the latter continuing after the death of the retiree. Substantially all of the Company’s full-time employees, who were hired on or before November 14, 1994, become eligible for those benefits upon reaching age 55 while working for the Company and having ten years continuous service. The medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000 up to the age of 65 and $50,000 thereafter. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the postretirement benefits are recognized in the financial statements over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Change in Benefit Obligation:

Benefit obligation at beginning of year	$13,590	$15,310

Service cost	306	339

Interest cost	1,018	1,053

Plan participant contributions	984	971

Amendments	—	(1,467)

Actuarial gain	(45)	(1,048)

Benefits paid	(1,659)	(1,568)

Benefit obligation at end of year	$14,194	$13,590

Change in Plan Assets:

Market value at beginning of year	$—	$—

Employer contributions	675	597

Plan participant contributions	984	971

Benefit payments	(1,659)	(1,568)

Market value at end of year	$—	$—

Funded Status:	$(14,194)	$(13,590)

Unrecognized net actuarial gain	(5,638)	(6,160)

Unrecognized prior service cost	(1,079)	(1,338)

Adjusted Prepaid (accrued) benefit cost	$(20,911)	$(21,088)

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average assumption of the discount rate is 7.75 percent as of July 31, 2000 and 1999, respectively. For measurement purposes, a 9 percent and 10 percent annual rate of increase in the per capita cost covered health care benefits was assumed for July 31, 2000 and July 31, 1999, respectively. The rate was assumed to decrease gradually to 6 percent for 2004 and remain at that level thereafter.

      Components of net periodic benefit cost:

	July 31,	July 31,	July 31,
	2000	1999	1998

	(amounts in thousands)

Service Cost	$306	$339	$440

Interest Cost	1,018	1,053	936

Amortization of Prior Service Cost	(855)	(572)	(743)

Net Periodic Benefit Cost	$469	$820	$633

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-		1-Percentage-
	Point Increase		Point Decrease

	(amounts in thousands)

Effect on total service and interest cost components	$85	6.4%	$(95)	(7.2%)

Effect on post retirement benefit obligation	$849	6.0%	$(780)	(5.5%)

Short-term Borrowings

      The Company’s Short-term Borrowings consist of the following:

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Revolving Credit Agreement	$—	$103,000

Zale Funding Trust Securitization	—	250,000

	$—	$353,000

      There were no short term borrowings as of July 31, 2000.

      Revolving Credit Agreement. The Company and ZDel (the “Borrowers”) entered into a three year unsecured revolving credit agreement (the “Revolving Credit Agreement”) with a group of banks on March 31, 1997. The Revolving Credit Agreement provided for revolving credit loans in an aggregate amount of up to $225.0 million, including a $30.0 million sublimit for letters of credit. At July 31, 1999, approximately $103 million was outstanding under the Revolving Credit Agreement with a Eurodollar Rate of 6.4 percent. In addition, letters of credit in the amount of approximately $0.6 million were outstanding at July 31, 1999. In March 2000, the Company amended and restated its unsecured revolving credit agreement. See “Long Term Debt — Revolving Credit Agreement.”

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Zale Funding Trust Securitization. On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes (“Receivables Notes”) issued by ZFT to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company’s Revolving Credit Agreement and through the issuance of Variable Funding Notes (“Variable Notes”) to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes were part of a 364-day liquidity facility and were secured by a lien on customer accounts receivable. In September 1999, the Company amended the original facility to increase the total aggregate amount to $350 million. On July 31, 2000, the Company redeemed the then outstanding balance of approximately $335 million aggregate principal amount of Variable Notes with the proceeds from the sale of its customer receivables and terminated its securitization facility. See “Sale of Customer Receivables.” The Variable Notes bore interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company paid a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of .25 percent per annum on the unfunded portion.

Long-term Debt

      The Company’s long-term debt consists of the following:

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Revolving Credit Agreement	$9,744	$—

Senior Notes	99,625	99,589

Total Long-Term Debt	$109,369	$99,589

      Revolving Credit Agreement. In order to support the Company’s growth plans, the Company amended and restated its unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $5 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to the U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.75 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial loans in Canadian Dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the Company’s debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2000, there were no outstanding amounts under the U.S. Revolving Credit Facility. At July 31, 2000, the U.S. dollar equivalent of $9.7 million in revolving credit loans was outstanding under the Canadian Revolving Credit Facility, at an applicable interest rate on such date of 7.50 percent. The Revolving Credit Agreement contains certain restrictive covenants, which, among other things, requires the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

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

      The indenture relating to the Senior Notes contains certain restrictive covenants including, but not limited to, limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitation on transactions with affiliates, limitations on liens and limitations on disposition proceeds of asset sales, among others. Pursuant to a registration rights agreement relating to the Senior Notes, the Company has exchanged for the Senior Notes new notes of the Company registered with the Securities and Exchange Commission and with terms identical in all material respects to the Senior Notes. The Senior Notes are included in Long-term Debt on the accompanying balance sheet.

Lease Commitments

      The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company amended and extended its corporate headquarters lease for ten and  1/2 years starting in September 1997. The Company has the option to extend the lease for up to ten years beyond the expiration of the current lease. Lease incentives of approximately $3.4 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense is as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2000	1999	1998

	(amounts in thousands)

Retail Space:

Minimum Rentals	$105,802	$88,943	$79,181

Rentals Based on Sales	14,192	12,069	13,046

	119,994	101,012	92,227

Equipment and Corporate Headquarters	3,017	2,770	2,643

Total Rent Expense	$123,011	$103,782	$94,870

      Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

      Future minimum rent commitments as of July 31, 2000, for all noncancelable leases of ongoing operations were as follows: 2001 — $108.1 million; 2002 — $100.0 million; 2003 — $95.8 million; 2004 — $91.5 million; 2005 — $85.2 million; thereafter — $221.2 million; for a total of $701.8 million.

Interest

      Interest expense for the years ended July 31, 2000, 1999 and 1998 was approximately $33.7 million, $37.5 million and $37.2 million, respectively.

      Interest income for the years ended July 31, 2000, 1999 and 1998 was approximately $1.5 million, $7.0 million and $5.2 million, respectively.

Income Taxes

      Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2000	1999	1998

	(amounts in thousands)

Domestic Federal Income Tax Expense at Statutory Rate	$61,242	$45,495	$38,605
Amortization of Excess of Revalued Net Assets Over

Stockholders’ Investment	(2,064)	(2,064)	(2,064)

State Income Taxes, Net of Federal Income Tax Benefit	6,044	5,128	4,635

Other	1,504	(56)	186

Total Income Tax Expense	$66,726	$48,503	$41,362

Effective Income Tax Rate	37.4%	37.5%	37.5%

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2000	1999	1998

	(amounts in thousands)

Current Provision:

Federal	$39,547	$37,746	$6,405

State	3,752	3,124	413

Total Current Provision	43,299	40,870	6,818

Deferred Provision:

Federal	20,401	5,629	30,322

State	3,026	2,004	4,222

Total Deferred Provision	23,427	7,633	34,544

Total Income Tax Provision	$66,726	$48,503	$41,362

      Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh-start reporting as of the close of business on July 31, 1993. In connection with the adoption of fresh-start reporting, the net book values of substantially all non-current assets existing at July 30, 1993 (the “Effective Date”) were eliminated. As a consequence, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), in conjunction with SOP 90-7, requires that any tax benefits realized for book purposes after the Effective Date, from the reduction of the valuation allowance existing as of the Effective Date be reported as an increase to additional paid-in capital rather than as a reduction in the tax provision in the Consolidated Statements of Operations. However, the Company will realize the cash benefit from utilization of its tax net operating loss (“NOL”) against current and future tax liabilities. The cash benefit realized was approximately $8.9 million and $13.0 million for the years ended July 31, 2000 and 1999, respectively.

      As of July 31, 2000, the Company has a NOL carryforward (after limitations) of approximately $170 million. A majority of the tax basis NOL carryforward, which will be available to offset future taxable income of the Company, was determined based upon the initial equity valuation of the Company as determined upon the Effective Date. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward can be utilized through 2008.

      Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2000 and 1999 are presented below.

	July 31,	July 31,
	2000	1999

	(amounts in thousands)

Current Deferred Taxes:
Assets —

Customer receivables	$—	$19,632

Accrued liabilities	47,933	25,438

State and local taxes	1,720	1,291

Net operating loss carryforward	7,601	9,957

Other	262	771

Total Assets	57,516	57,089

Less — Valuation Allowance	—	(6,381)

	57,516	50,708
Liabilities —

Customer receivables	(5,252)	—

Merchandise inventories, principally due to LIFO reserve	(74,956)	(64,072)

Other	—	—

Deferred Current Tax Liability, Net	$(22,692)	$(13,364)

Non-Current Deferred Taxes:
Assets —

Property and equipment,	$4,635	$6,001

Net operating loss carryforward	59,708	63,960

Postretirement benefits	7,137	8,828

Other	3,098	1,850

Total Assets	74,578	80,639

Less — Valuation Allowance	—	(8,619)

Liabilities —	74,578	72,020

Goodwill	(10,882)	(9,225)

Deferred Non-Current Tax Asset, Net	$63,696	$62,795

      Pursuant to the requirements of SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The valuation reserve was reduced to zero at July 31, 2000 and was $15 million as of July 31, 1999. The Company believes that, as of July 31, 2000, a sufficient history of earnings has been established to make realization of the deferred income tax asset more likely than not. The change in valuation allowance from July 31, 1999, to July 31, 2000 was approximately $15 million.

Capital Stock

      Common Stock. At July 31, 2000 and 1999, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized, 39,683,674 shares and 39,261,005 shares, respectively, were issued, of which 35,260,814 shares and 35,982,708 shares, respectively, were outstanding. The Company held 4,422,860 and 3,278,297 treasury shares at July 31, 2000 and 1999, respectively.

      Preferred Stock. At July 31, 2000 and 1999, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None were issued or outstanding.

      Warrants. During 1998, 1,945,420 Series A Warrants were exercised. The remaining 27,330 Series A Warrants expired July 30, 1998. Accordingly, at July 31, 2000 and July 31, 1999 there were no warrants

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. Each Series A Warrant entitled the holder to purchase one share of Zale common stock for $10.368 per share (subject to certain anti-dilution adjustments).

      Treasury Stock. During fiscal 1998, the Company repurchased approximately 1.4 million shares at an aggregate cost of $40 million, related to a stock repurchase program authorized in February 1998. In June 1999, the Company completed a $50 million repurchase program, which was authorized during August 1998. Under this program, the Company repurchased 1.7 million shares in fiscal 1999.

      During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of common stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million.

      On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001.

      Incentive Stock Plan. As of July 31, 2000, the Company had two stock incentive plans. On July 30, 1993, the Company adopted an incentive stock option plan (the “Incentive Stock Plan”) to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 6,555,000 shares of common stock may be granted under the Incentive Stock Plan to eligible employees. The Incentive Stock Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the Incentive Stock Plan. Restricted Stock granted under the Incentive Stock Plan vests ratably over a four year vesting period except for 103,846 shares granted which vest ratably over a period of less than three years, and are non-transferable prior to vesting. Options granted under the Incentive Stock Plan (i) must be granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The Outside Director 1995 Stock Option Plan, (the “Director Plan”) authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may currently be granted under the Director Plan is 150,000 shares.

      During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. The shares will vest ratably on each of the anniversaries ranging from two to four years from the date of grant and are subject to restrictions on their sale or transfer. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $3.2 million and $0.7 million for the twelve month periods ended July 31, 2000 and 1999, respectively.

      Stock option transactions are summarized as follows:

	Shares			Grant Price

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2000	1999	1998	2000	1999	1998

Outstanding, beginning of year	2,912,157	3,365,757	3,088,425	$8.68-43.50	$8.68-33.44	$8.68-21.81

Granted	816,500	643,500	1,295,000	33.91-45.56	23.88-43.50	25.13-33.44

Exercised	(422,669)	(1,018,775)	(767,968)	9.00-33.44	8.68-33.44	8.68-19.31

Canceled	(64,675)	(78,325)	(249,700)	9.74-43.50	9.74-33.44	9.00-21.81

Outstanding, end of year	3,241,313	2,912,157	3,365,757	$8.68-45.56	$8.68-43.50	$8.68-33.44

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Weighted Average
	Exercise Price

	Fiscal	Fiscal	Fiscal
	2000	1999	1998

Outstanding, beginning of year	$30.01	$22.65	$15.16

Granted	42.97	42.17	33.24

Exercised	18.90	14.00	11.72

Canceled	31.17	20.22	17.67

Outstanding, end of year	$34.70	$30.01	$22.65

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of July 31, 2000, 1999, and 1998, 1,315,021, 918,448, and 1,155,257, respectively, of options outstanding were exercisable.

      In fiscal year 1997, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company accounts for the Stock Option Plan under Accounting Principles Bulletin Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, the Company’s pro-forma net earnings for fiscal years 2000, 1999 and 1998 would have been (amounts in thousands) $106,643, $77,149, and $67,002 respectively, resulting in diluted earnings per share of $2.97, $2.10 and $1.79, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2000, 1999, and 1998 respectively: risk-free interest rate of 6.3 percent, 5.3 percent, and 5.8 percent, expected dividend yield of zero, expected lives of 5 years, and expected volatility of 36.0 percent, 34.0 percent, and 32.2 percent. The weighted average fair value of options granted for fiscal years 2000, 1999 and 1998 is $18.60, $17.34 and $12.74, respectively.

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Earnings per Common Share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the years ended July 31, 2000, 1999 and 1998, there were antidilutive common stock equivalents of 1,386,500, 593,000, and 1,266,000, respectively.

	Year Ended July 31,

	2000	1999	1998

	(amounts in thousands,
	except per share amounts)

Net earnings available to shareholders	$111,514	$80,932	$68,937

Basic:

Weighted average number of common shares outstanding	35,326	36,137	35,201

Earnings per common share — basic	$3.16	$2.24	$1.96

Diluted:

Weighted average number of common shares outstanding	35,326	36,137	35,201

Effect of dilutive securities:

Stock options	557	551	980

Warrants	—	—	1,187

Weighted average number of common shares outstanding as adjusted	35,883	36,688	37,368

Earnings per common share-diluted	$3.11	$2.21	$1.84

Comprehensive Income

      Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the consolidated statements of stockholders’ investment.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments

      The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company’s four brands. Revenues of international retail operations represent approximately 8.7 percent and 1.5 percent of the Company’s revenues for fiscal 2000 and fiscal 1999, respectively. Net property and equipment of international operations, represents approximately 5.4 percent and 8.0 percent of the Company’s net property and equipment for fiscal 2000 and fiscal 1999, respectively. The Company’s international retail operations commenced with the acquisition of Peoples Jewellers effective May 23, 1999.

Acquisition of Peoples Jewellers

      Effective May 23, 1999, the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corporation, a privately owned chain consisting principally of 176 fine jewelry stores operating throughout Canada, for approximately $78 million cash, payment of approximately $18 million to pay down existing bank debt and assumption of certain liabilities.

      The excess of the purchase price over the fair value of the net assets acquired of approximately $63.6 million as of July 31, 2000 is classified as goodwill, which includes fiscal 2000 refinements to the purchase price. The goodwill is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis. The Company refined during fiscal year 2000, the goodwill amortization period from twenty years to fifteen years, resulting in a $0.9 million adjustment to goodwill amortization expense. Accumulated amortization at July 31, 2000 was $4.6 million, while total amortization expense for the twelve months ended July 31, 2000 and 1999 was $4.2 million and $0.5 million, respectively.

      The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to May 23, 1999. The entire cost of the acquisition was funded through the Company’s available cash.

      The following unaudited pro forma information presents a summary of our consolidated results of operations including Peoples Jewellers as if the acquisition was effective on August 1, 1997:

	Year Ended	Year Ended
	July 31,	July 31,
	1999	1998

	(unaudited)

	(amounts in thousands,
	except per share amounts)

Sales	$1,542,645	$1,452,326

Net Earnings	81,203	69,086

Earnings Per Common Share:

Diluted	2.21	1.85

      The unaudited pro forma information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transaction had occurred on August 1, 1997, nor do they project the results of operations or financial position for any future periods or at any future date.

Unusual Item — Gain on Sale of Diamond Park

      On September 3, 1997, the Company signed an agreement to sell Diamond Park Fine Jewelers (the “Diamond Park Sale”). Diamond Park Fine Jewelers, which managed leased fine jewelry departments in major department store chains including Marshall Field’s, Dillard’s, Mercantile and Parisian, had net sales of $125.3 million in fiscal year 1997. On October 6, 1997, the Company closed the Diamond Park Sale resulting

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a gain of $1.6 million. The Company received $58.0 million in October 1997 and approximately $4.8 million was received in February 1998.

Unusual Item — Gain on Sale of Land

      In fiscal 1998, the Company closed the sale of excess land surrounding the corporate headquarters facility for $12.9 million, resulting in a gain of $7.3 million.

Commitments and Contingencies

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      In July of 2000, the Company was notified that a suit was filed seeking class action status relating to certain policies of its credit insurance operations. Management intends to vigorously defend itself against such actions. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, which began in December 1996, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage.

      The Company has a credit processing service agreement for domestic credit operations with a third-party servicer. The agreement requires minimum annual payments based on credit activities. The Company has a commitment of approximately $15.2 million to be paid over the initial term of seven years. In connection with the sale of the Company’s customer receivables to AFCC and the Merger, this agreement will be terminated upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001. See “Current Year Events — Sale of Private Label Credit Card Business.”

Benefit Plans

Defined Contribution Retirement Plan

      At July 31, 2000, the Company maintained the Zale Corporation Savings & Investment Plan (the “401(k) Plan”). Substantially all employees who are at least age 21 are eligible to participate in the plan. Effective August 1, 1998, new employees are required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Under this plan, the Company matches one dollar in Zale stock for every dollar an employee contributes up to four percent of annual earnings, subject to Internal Revenue Service limitations. In order for an employee to be eligible for the Company match, the employee must have worked at least 1,000 hours during the plan.

      Matching contributions are made on a monthly basis, and are 100 percent vested immediately. The Company’s matching contributions were $5.2 million, $1.3 million and $1.2 million for fiscal years 2000, 1999 and 1998, respectively. The Company contributed 130,449 and 52,594 treasury shares to its 401(k) Plan in fiscal year 2000 and 1999, respectively.

Non-Qualified Retirement Plan

      On September 14, 1995, the Boards of Directors of Zale and ZDel approved the preparation and implementation of the Zale Delaware, Inc. Supplemental Executive Retirement Plan (the “Plan”), which was executed on behalf of the Company February 23, 1996, to be effective as of September 15, 1995. The purpose of the Plan is to provide eligible executives with the opportunity to receive payments each year after retirement

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to a portion of their final average pay as defined. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents.

Financial Instruments

      As cash and short-term cash investments, customer receivables, the revolving credit agreement, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Also, the carrying amount of the $99.6 million, net of discount, Senior Notes approximates fair value.

      The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $27.8 million and $27.7 million, approximate market value at July 31, 2000 and July 31, 1999 respectively and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders’ investment. Net realized gains recognized for the years ended July 31, 2000, 1999 and 1998 were $2.1 million, $1.6 million, and $0.8 million, respectively.

      Concentrations of Credit Risk. Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, short and long-term investments and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country. As of July 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

Related-Party Transactions

      One of the Company’s directors serves as a director of a company from which the Company purchased approximately $2.8 million and $2.6 million of jewelry merchandise during fiscal year 2000 and 1999, respectively. The Company believes the terms were equivalent to those of unrelated parties.

New Financial Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” which is effective for fiscal years beginning after June 15, 2000. The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined interest rate and foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of interest rate and foreign exchange contracts outstanding at July 31, 2000 or in place during fiscal 2000 was immaterial to both the Company’s results of operations and its financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 on its results of operations and financial position.

      In April, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25” which provides guidance on accounting for certain stock option transactions, including stock options issued in a business combination, stock option repricings, and other equity arrangements. This statement is effective July 1, 2000. Management will periodically evaluate the impact of this interpretation on other equity arrangements. Management believes that this interpretation will not have a significant effect on our consolidated financial position or results of operations.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Event

      Acquisition of Piercing Pagoda, Inc. On August 11, 2000, the Company entered into an Agreement and Plan of Merger with Piercing Pagoda, Inc., a Delaware corporation, pursuant to which the Company through an indirect wholly owned subsidiary (Jewelry Expansion Corp.) agreed to acquire all of the outstanding shares of Piercing Pagoda.

      The Company through its subsidiary commenced a tender offer on August 22, 2000 to purchase all of the outstanding shares of Piercing Pagoda, Inc.’s $0.01 par value per share common stock for $21.50 per share in cash. The tender offer expired at 12:00 midnight, New York City time, on September 19, 2000. Based upon the report of the depository for the tender offer, at the expiration of the tender offer approximately 8,943,833 shares, representing 94.7 percent of the outstanding shares of Piercing Pagoda common stock, were validly tendered and not withdrawn pursuant to the tender offer. On September 20, 2000, the Company acquired all of the shares of Piercing Pagoda common stock validly tendered pursuant to the tender offer at a purchase price of approximately $192.3 million. In order to complete its acquisition of Piercing Pagoda, the Company intends to merge Jewelry Expansion Corp., a wholly owned subsidiary of Zale Delaware, with and into Piercing Pagoda as soon as practicable. Pursuant to the merger, each share of Piercing Pagoda common stock not previously tendered in the tender offer will be converted into the right to receive $21.50 per share. The merger is not subject to the approval of the remaining outstanding shareholders of Piercing Pagoda. The total estimated purchase price for the acquisition is approximately $208 million plus the assumption of approximately $55 million in debt. The acquisition will be accounted for under the purchase method of accounting.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2000

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,604,700	$188,896	$—	$1,793,596

Cost of Sales	—	825,271	94,732	—	920,003

Gross Margin	—	779,429	94,164	—	873,593

Selling, General and Administrative Expenses	150	601,596	18,998	—	620,744

Depreciation and Amortization Expense	—	31,678	10,753	—	42,431

Operating Earnings (Loss)	(150)	146,155	64,413	—	210,418

Interest Expense (Income), Net	(67,500)	77,435	22,243	—	32,178

Income Before Income Taxes	67,350	68,720	42,170	—	178,240

Income Taxes	25,408	25,926	15,392	—	66,726

Earnings Before Equity in Earnings of Subsidiaries	41,942	42,794	26,778	—	111,514

Equity in Earnings of Subsidiaries	69,572	23,231	—	(92,803)	—

Net Earnings	$111,514	$66,025	$26,778	$(92,803)	$111,514

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)

Year Ended July 31, 1999

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,378,670	$50,198	$—	$1,428,868

Cost of Sales	—	712,072	25,116	—	737,188

Gross Margin	—	666,598	25,082	—	691,680

Selling, General and Administrative Expenses (Income)	150	529,119	(26,990)	—	502,279

Depreciation and Amortization Expense	—	26,193	3,285	—	29,478

Operating Earnings (Loss)	(150)	111,286	48,787	—	159,923

Interest Expense (Income), Net	—	(11,718)	42,206	—	30,488

Income (Loss) Before Income Taxes	(150)	123,004	6,581	—	129,435

Income Taxes	(56)	46,254	2,305	—	48,503

Earnings (Loss) Before Equity in Earnings of Subsidiaries	(94)	76,750	4,276	—	80,932

Equity in Earnings of Subsidiaries	81,026	4,459	—	(85,485)	—

Net Earnings	$80,932	$81,209	$4,276	$(85,485)	$80,932

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)

Year Ended July 31, 1998

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,291,146	$22,564	$—	$1,313,710

Cost of Sales	—	670,776	11,132	—	681,908

Gross Margin	—	620,370	11,432	—	631,802

Selling, General and Administrative Expenses (Income)	158	509,123	(33,435)	—	475,846

Depreciation and Amortization Expense	—	21,352	1,213	—	22,565

Unusual Item — Gain on Sale of Diamond Park Fine Jewelers	—	(1,634)	—	—	(1,634)

Unusual Item — Gain on Sale of Land	—	(7,313)	—	—	(7,313)

Operating Earnings (Loss)	(158)	98,842	43,654	—	142,338

Interest Expense, Net	—	(7,327)	39,366	—	32,039

Income (Loss) Before Income Taxes	(158)	106,169	4,288	—	110,299

Income Taxes	(59)	39,812	1,609	—	41,362

Earnings (Loss) Before Equity in Earnings of Subsidiaries	(99)	66,357	2,679	—	68,937

Equity in Earnings of Subsidiaries	69,036	2,619	—	(71,655)	—

Net Earnings	$68,937	$68,976	$2,679	$(71,655)	$68,937

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2000

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:

Cash and Cash Equivalents	$—	$281,213	$17,021	$—	$298,234

Restricted Cash	—	193	3,720	—	3,913

Merchandise Inventories	—	566,958	63,492	—	630,450

Other Current Assets	—	47,336	(4,785)	—	42,551

Total Current Assets	—	895,700	79,448	—	975,148

Investment in Subsidiaries	(20,229)	66,268	—	(46,039)	—

Property and Equipment, Net	—	214,721	16,534	—	231,255

Intercompany Receivable	903,825	—	24,396	(928,221)	—

Other Assets	—	8,013	92,177	—	100,190

Deferred Tax Assets, Net	59	63,667	(30)	—	63,696

Total Assets	$883,655	$1,248,369	$212,525	$(974,260)	$1,370,289

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$2,819	$265,190	$18,270	$—	$286,279

Deferred Tax Liability, Net	646	22,942	(896)	—	22,692

Total Current Liabilities	3,465	288,132	17,374	—	308,971

Non-current Liabilities	—	112,846	10,141	—	122,987

Intercompany Payable	—	924,011	4,229	(928,240)	—

Long-term Debt	99,625	—	9,744	—	109,369

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	47,185	—	—	47,185

Total Stockholders’ Investment	780,565	(123,805)	171,037	(46,020)	781,777

Total Liabilities and Stockholders’ Investment	$883,655	$1,248,369	$212,525	$(974,260)	$1,370,289

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)

July 31, 1999

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended July 31, 2000

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$41,955	$422,579	$(314,428)	$(8,173)	$141,933

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(71,164)	(7,454)	—	(78,618)

Dispositions of property and equipment	—	2,986	212	—	3,198

Proceeds from Sale of Credit Card Receivables	—	—	583,676	—	583,676

Net Cash Provided by (Used in) Investing Activities	—	(68,178)	576,434	—	508,256

Net Cash Flows from Financing Activities:

Net increase in short-term borrowings	—	—	(250,000)	—	(250,000)

Payments on revolving credit agreement	—	(568,038)	—	—	(568,038)

Borrowings under revolving credit agreement	—	474,782	—	—	474,782

Debt issue and capitalized financing costs	—	(2,226)	—	—	(2,226)

Proceeds from exercise of stock options	8,042	—	—	—	8,042

Purchase of common stock	(49,997)	—	—	—	(49,997)

Dividends paid	—	—	(8,173)	8,173	—

Net Cash Used in Financing Activities	(41,955)	(95,482)	(258,173)	8,173	(387,437)

Effect of Exchange Rate Changes on Cash	—	—	79	—	79

Net Increase in Cash and Cash Equivalents	—	258,919	3,912	—	262,831

Cash and Cash Equivalents at Beginning of Period	—	22,294	13,109	—	35,403

Cash and Cash Equivalents at End of Period	$—	$281,213	$17,021	$—	$298,234

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

Year Ended July 31, 1999

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$132,361	$(86,411)	$47,435	$(12,239)	$81,146

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(58,418)	(1,120)	—	(59,538)

Dispositions of property and equipment	—	1,875	66	—	1,941

Acquisition of Peoples Jewellers, net of cash acquired	(96,662)	—	—	—	(96,662)

Net Cash Used in Investing Activities	(96,662)	(56,543)	(1,054)	—	(154,259)

Net Cash Flows from Financing Activities:

Net increase in short-term borrowings	—	—	250,000	—	250,000

Payments on receivables securitization facility	—	—	(380,760)	—	(380,760)

Payments on revolving credit agreement	—	(3,500)	—	—	(3,500)

Borrowings under revolving credit agreement	—	106,500	—	—	106,500

Debt issue and capitalized financing costs	—	—	(1,094)	—	(1,094)

Proceeds from exercise of stock options	14,244	—	—	—	14,244

Purchase of common stock	(49,943)	—	—	—	(49,943)

Proceeds from issuance of Common Stock	—	—	103,000	(103,000)	—

Dividends paid	—	(103,000)	(12,239)	115,239	—

Net Cash Used in Financing Activities	(35,699)	—	(41,093)	12,239	(64,553)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(142,954)	5,288	—	(137,666)

Cash and Cash Equivalents at Beginning of Period	—	165,248	7,821	—	173,069

Cash and Cash Equivalents at End of Period	$—	$22,294	$13,109	$—	$35,403

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

Year Ended July 31, 1998

(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$10,632	$101,492	$13,922	$(13,273)	$112,773

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(61,959)	(1,538)	—	(63,497)

Dispositions of property and equipment	—	548	101	—	649

Proceeds from Sale of Diamond Park Fine Jewelers	—	62,443	—	—	62,443

Proceeds from Sale of Land	—	12,911	—	—	12,911

Net Cash Provided by (Used in) Investing Activities	—	13,943	(1,437)	—	12,506

Net Cash Flows from Financing Activities:

Proceeds from long-term debt	—	(410)	—	—	(410)

Payments on revolving credit agreement	—	(192,900)	—	—	(192,900)

Borrowings under revolving credit agreement	—	122,200	—	—	122,200

Issuance of Senior Notes	99,530	—	—	—	99,530

Loan from Zale Corporation to Zale Delaware, Inc.	(99,530)	99,530	—	—	—

Debt issue and capitalized financing costs	—	(2,621)	—	—	(2,621)

Proceeds from exercise of stock options	9,198	—	—	—	9,198

Proceeds from exercise of warrants	20,170	—	—	—	20,170

Purchase of common stock	(40,000)	—	—	—	(40,000)

Proceeds from issuance of common stock	—	—	2,500	(2,500)	—

Dividends paid	—	—	(15,773)	15,773	—

Net Cash (Used in) Provided by Financing Activities	(10,632)	25,799	(13,273)	13,273	15,167

Net Increase (Decrease) in Cash and Cash Equivalents	—	141,234	(788)	—	140,446

Cash and Cash Equivalents at Beginning of Period	—	24,014	8,609	—	32,623

Cash and Cash Equivalents at End of Period	$—	$165,248	$7,821	$—	$173,069

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Results Of Operations (Unaudited)

      Unaudited quarterly results of operations for the years ended July 31, 2000 and 1999 were as follows (amounts in thousands except per share data):

	Fiscal 2000
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	1999

Net sales	$373,755	$361,273	$735,967	$322,601

Gross margin	180,471	176,736	360,556	155,830

Net earnings	11,577	10,522	83,952	5,463

Net earnings per diluted common share	$0.32	$0.30	$2.33	$0.15

	Fiscal 1999
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	1999	1999	1999	1998

Net sales	$325,994	$280,736	$567,952	$254,186

Gross margin	157,441	136,028	276,122	122,089

Net earnings	8,542	6,267	63,960	2,163

Net earnings per diluted common share	$0.23	$0.17	$1.75	$0.06

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of September, 2000.

ZALE CORPORATION

By:	/s/ BERYL B. RAFF

Beryl B. Raff
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERYL B. RAFF Beryl B. Raff	Chairman of the Board and Chief Executive Officer (principal executive officer of the registrant)	September 29, 2000

/s/ ALAN P. SHOR Alan P. Shor	President and Chief Operating Officer, Director	September 29, 2000

/s/ SUE E. GOVE Sue E. Gove	Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)	September 29, 2000

/s/ MARK R. LENZ Mark R. Lenz	Senior Vice President, Controller (principal accounting officer of the registrant)	September 29, 2000
/s/ GLEN ADAMS Glen Adams	Director	September 29, 2000
/s/ A. DAVID BROWN A. David Brown	Director	September 29, 2000
/s/ PETER P. COPSES Peter P. Copses	Director	September 29, 2000
/s/ ROBERT J. DINICOLA Robert J. DiNicola	Director	September 29, 2000
/s/ RICHARD C. MARCUS Richard C. Marcus	Director	September 29, 2000

/s/ CHARLES H. PISTOR, JR. Charles H. Pistor, Jr.	Director	September 29, 2000
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	September 29, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Zale Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K, and have issued our report thereon dated August 29, 2000 (except with respect to the matter discussed in the Subsequent Event footnote, as to which the date is September 20, 2000). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas,

August 29, 2000

SCHEDULE II

ZALE CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Additions			Balance At
	Beginning	Charged to			End of
	of Period	Earnings	Deductions		Period

	(amounts in thousands)
Fiscal year ended July 31, 2000

Allowance for doubtful accounts	$76,534	$71,593	$148,127	(2)	$—
Fiscal year ended July 31, 1999

Allowance for doubtful accounts	$67,285	$72,126	$62,877	(1)	$76,534
Fiscal year ended July 31, 1998

Allowance for doubtful accounts	$57,819	$66,066	$56,600	(1)	$67,285

(1)	Accounts written off, less recoveries and other adjustments.

(2)	Includes accounts written off, less recoveries and other adjustments and approximately $78 million in allowance eliminated in conjunction with the Sale of the Private Label Credit Card Business.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	— Purchase of Assets Agreement, dated June 2, 1999, between Zale Canada Co. and Peoples Jewellers Corporation.(11)
2.2	— Receivables Purchase Agreement, between Zale Funding Trust, as Seller, and Associates Credit Card Services, Inc., as Purchaser, dated as of July 10, 2000.(14)
2.3	— Agreement and Plan of Merger, by and among Jewelers National Bank, Zale Delaware, Inc. and Hurley State Bank, dated as of July 10, 2000.(14)
2.4	— Agreement and Plan of Merger, by and among Zale Corporation, Jewelry Expansion Corp. And Piercing Pagoda, Inc., dated as of August 11, 2000.(15)
3.1	— Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993.(1)
3.2	— Amended and Restated Bylaws of Zale Corporation.(14)
4.1	— Amended and Restated Revolving Credit Agreement dated March 30, 2000.(13)
4.2	— Indenture dated September 30, 1997, by and among Zale Corporation, Zale Delaware, Inc. and Bank One, N.A. as Trustee.(8)
10.2	— Indemnification agreement, dated as of July 21, 1993, between Zale Corporation and certain present and former directors thereof.(3)
*10.3a	— Zale Corporation Stock Option Plan.(1)
*10.3b	— Amended and Restated Omnibus Stock Incentive Plan.(14)
*10.3c	— Outside Directors’ 1995 Stock Option Plan.(16)
*10.4	— The Executive Severance Plan for Zale Corporation and Its Affiliates, as amended and restated as of February 10, 1994.(2)
*10.4a	— Amendment to The Executive Severance Plan for Zale Corporation and Its Affiliates effective May 20, 1995.(4)
10.6	— Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale Corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992.(4)
10.6a	— First Lease Amendment and Agreement between Principal Mutual Life Insurance Company and Zale Delaware, Inc., dated as of February 1, 1996.(4)
10.7	— Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation and Andrea Jung.(5)
*10.8	— Form of Change of Control Agreement dated as of October 30, 1996, but executed thereafter, between Zale Corporation and Key Employees.(6)
10.8a	— Modified list of parties to Change of Control Agreement.(9)
10.9	— Asset Purchase Agreement, dated September 3, 1997, by and among Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation, Zale Corporation and Zale Delaware, Inc.(9)
10.10	— Seller Restrictive Covenant Agreement, dated as of June 2, 1999, between Peoples Jewellers Corporation, Zale Canada Co. and Zale Corporation.(11)
*10.11	— Employment Agreement, dated as of August 1, 1997, between Zale Corporation and Robert J. DiNicola.(9)
*10.11a	— Amended and Restated Employment Agreement, dated September 7, 1999, between Zale Corporation and Robert J. DiNicola.(11)
*10.11b	— Seconded Amended and Restated Employment Agreement dated August 1, 2000, between Zale Corporation and Robert J. DiNicola.(14)

Exhibit No.	Description

*10.11c	— Consulting Agreement, dated September 6, 2000, between Zale Corporation and Robert J. DiNicola.(14)
*10.12	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Beryl B. Raff.(9)
*10.13	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Alan P. Shor.(9)
*10.14	— Employment Agreement, dated as of January 15, 1998 between Zale Corporation and Mary L. Forté.(9)
*10.15	— Employment Agreement, dated as of August 1, 1998, between Zale Corporation and Sue E. Gove.(9)
*10.16	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Robert J. DiNicola.(10)
*10.17	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Beryl B. Raff.(10)
*10.18	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Alan P. Shor.(10)
*10.19	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Mary L. Forté.(10)
*10.20	— Amendment to Employment Agreement, dated as of October 8, 1998, between Zale Corporation and Sue E. Gove.(10)
*10.21	— Amendment to Employment Agreement, dated as of September 7, 1999, between Zale Corporation and Beryl B Raff.(14)
21	— Subsidiaries of the registrant.(14)
23	— Consent of Independent Public Accountants.(14)
27	— Financial data schedule.(14)

(1)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-4129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

(2)	Incorporated by reference to the corresponding exhibit to the registrant’s Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

(3)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended October 31, 1996, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the registrants’ Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

(9)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period ended October 31, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1999, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period October 31, 1999.

(13)	Previously filed as an exhibit to the registrant’s Form 10-Q for the quarterly period April 30, 2000.

(14)	Filed herewith.

(15)	Incorporated by reference to Exhibit 10.64 to Piercing Pagoda, Inc.’s Form 10-Q for the quarter ended June 30, 2000, previously filed with the Commission on August 14, 2000.

(16)	Incorporated by reference to the corresponding exhibit to the Registration Statement of Form S-8 (33-01789) filed with the Commission on March 18, 1996.

*	Management Contracts and Compensatory Plans.