Form 10-Q
period 2000-10-31
ZALE CORP
filed 2000-12-06
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-04129

ZALE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0675400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane, Irving, Texas (Address of principal executive offices)	75038-1003 (Zip Code)

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

      As of November 27, 2000, 34,677,749 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,

	2000	1999

Net Sales	$365,978	$322,601

Cost of Sales	186,391	166,771

Gross Margin	179,587	155,830

Selling, General and Administrative Expenses	157,126	129,394

Depreciation and Amortization Expense	13,000	9,979

Unusual Item – Retirement of the Former Chairman of the Board	2,507	—

Operating Earnings	6,954	16,457

Interest Expense, Net	253	7,691

Earnings Before Income Taxes	6,701	8,766

Income Taxes	2,614	3,303

Net Earnings	$4,087	$5,463

Earnings Per Common Share:

Basic	$0.12	$0.15

Diluted	$0.12	$0.15

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:

Basic	35,059	35,734

Diluted	35,339	36,267

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	October 31,	July 31,	October 31,
	2000	2000	1999

	(unaudited)		(unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$29,819	$298,234	$40,372

Restricted Cash	1,003	3,913	6,488

Customer Receivables, Net	—	—	504,996

Merchandise Inventories	865,337	630,450	684,362

Other Current Assets	44,912	42,551	39,812

Total Current Assets	941,071	975,148	1,276,030

Property and Equipment, Net	277,540	231,255	211,120

Goodwill, Net	235,699	64,482	63,928

Other Assets	38,034	35,708	39,615

Deferred Tax Asset, Net	64,689	63,696	62,691

Total Assets	$1,557,033	$1,370,289	$1,653,384

LIABILITIES AND STOCKHOLDERS’

INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$—	$395,000

Accounts Payable and Accrued Liabilities	421,358	286,279	343,932

Deferred Tax Liability, Net	26,860	22,692	13,238

Total Current Liabilities	448,218	308,971	752,170

Non-current Liabilities	122,552	122,987	70,777

Long-term Debt	176,801	109,369	99,598

Excess of Revalued Net Asset Over Stockholders' Investment, Net	45,711	47,185	51,609

Commitments and Contingencies

Stockholders’ Investment:

Preferred Stock	—	—	—

Common Stock	396	396	392

Additional Paid-In Capital	519,013	518,326	506,070

Accumulated Other Comprehensive (Loss) Income	(2,068)	411	2,550

Accumulated Earnings	407,874	403,787	297,735

Deferred Compensation	(1,418)	(1,786)	(3,927)

	923,797	921,134	802,820

Treasury Stock	(160,046)	(139,357)	(123,590)

Total Stockholders’ Investment	763,751	781,777	679,230

Total Liabilities and Stockholders’ Investment	$1,557,033	$1,370,289	$1,653,384

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(amounts in thousands)

	Three Months Ended
	October 31,

	2000	1999

Net Cash Flows from Operating Activities:

Net earnings	$4,087	$5,463

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization expense	12,442	11,679

Changes in (net of balances acquired):

Restricted cash	2,910	(459)

Customer receivables, net	—	5,719

Merchandise inventories	(170,697)	(111,791)

Other current assets	1,615	(2,970)

Other assets	(915)	(4,199)

Accounts payable and accrued liabilities	106,885	109,026

Non-current liabilities	(138)	(115)

Net Cash (Used in) Provided by Operating Activities	(43,811)	12,353

Net Cash Flows from Investing Activities:

Additions to property and equipment	(24,234)	(18,106)

Dispositions of property and equipment	524	493

Acquisition of Piercing Pagoda, Inc., net of cash acquired	(239,530)	—

Net Cash Used in Investing Activities	(263,240)	(17,613)

Net Cash Flows from Financing Activities:

Net increase in short-term borrowings	—	100,000

Payments on other long-term debt	(6,924)	—

Borrowings under revolving credit agreement	147,464	179,650

Payments on revolving credit agreement	(80,799)	(237,650)

Proceeds from exercise of stock options	556	601

Purchase of common stock	(21,554)	(32,500)

Net Cash Provided by Financing Activities	38,743	10,101

Effect of Exchange Rate Changes on Cash	(107)	128

Net (Decrease) Increase in Cash and Cash Equivalents	(268,415)	4,969

Cash and Cash Equivalents at Beginning of Period	298,234	35,403

Cash and Cash Equivalents at End of Period	$29,819	$40,372

Supplemental cash flow information:

Interest paid	$4,433	$9,545

Interest received	$2,711	$312

Income taxes paid (net of refunds received)	$(8,375)	$2,025

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

      Zale Corporation and its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At October 31, 2000, the Company operated approximately 2,350 specialty retail jewelry locations, including 1,440 stores and 910 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates principally under five brand names: Zales Jewelers®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon’s Jewelers offers contemporary merchandise targeted to regional preferences at somewhat higher price points than Zales Jewelers. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional moderately priced jewelry to customers across Canada. In September 2000, the Company’s acquisition of Piercing Pagoda, Inc. broadened its marketing base to include the opening price point customer principally through kiosks throughout the United States and Puerto Rico. Under the Zales Jewelers brand name, at October 31, 2000, the Company also operated 73 Zales Outlet stores in 30 states and Puerto Rico and offered online shopping at www.zales.com.

      The accompanying Consolidated Financial Statements are those of the Company as of and for the three month period ended October 31, 2000. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2000. The classifications in use at October 31, 2000 have been applied to the financial statements for July 31, 2000 and October 31, 1999.

      The results of operations for the three month period ended October 31, 2000 and 1999, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the Christmas selling season.

EARNINGS PER COMMON SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,347,505 and 567,500 for the three months ended October 31, 2000 and October 31, 1999, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

EARNINGS PER COMMON SHARE —(continued)

	Three Months Ended
	October 31,

	2000	1999

	(amounts in thousands, except
	per share amounts)

Net earnings available to shareholders	$4,087	$5,463

Basic:

Weighted average number of common shares outstanding	35,059	35,734

Net earnings per common share – basic	$0.12	$0.15

Diluted:

Weighted average number of common shares outstanding	35,059	35,734

Effect of dilutive stock options	280	533

Weighted average number of common shares outstanding as adjusted	35,339	36,267

Net earnings per common share – diluted	$0.12	$0.15

STOCK REPURCHASE PLAN

      In July 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001. As of October 31, 2000, the Company had repurchased 0.7 million shares at an aggregate cost of $21.6 million under this program.

COMPREHENSIVE INCOME

      Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three month periods ended October 31, 2000 and 1999 are as follows:

	October 31,	October 31,
	2000	1999

	(in thousands)
Net Earnings	$4,087	$5,463

Other Comprehensive Income:

Unrealized gain (loss) on investment securities, net	143	(339)

Cumulative translation adjustments	(2,622)	2,513

Total Comprehensive Income	$1,608	$7,637

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

SALE OF CUSTOMER RECEIVABLES

      In July 2000, the Company sold, without recourse, all of its outstanding proprietary credit accounts receivable owned by Zale Funding Trust ("ZFT"), an indirect wholly-owned subsidiary of the Company, to Associates Credit Card Services, Inc. (“Associates”), a wholly-owned subsidiary of Associates First Capital Corporation (“AFCC”). The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of allowance for final settlement and transaction costs. The purchase price is subject to a post-closing adjustment for improperly classified receivables. The transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company for standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. The incentive payment will be recognized ratably over the term of the agreement.

      In connection with the Receivables Purchase Agreement, the Company agreed to merge Jewelers National Bank (“JNB’), a wholly-owned subsidiary of the Company, with and into Hurley. In connection with such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated. The Company anticipates that the closing of the transactions contemplated under the Agreement and Plan of Merger will take place by the first calendar quarter of 2001. Until consummation of the Merger of JNB with and into Hurley, the Company will sell without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the Merger, AFCC and its affiliates will assume responsibility for JNB’s previously owned credit operations.

      As a result of the sale of the Company’s customer receivables to AFCC and the merger, the Company’s current credit processing service agreement with a third-party servicer will terminate upon conversion to AFCC’s systems, which is expected to occur by the first calendar quarter of 2001.

RETIREMENT OF FORMER CHAIRMAN OF THE BOARD

      Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board but remains as a non-employee member of the Board. In connection with his severance arrangement, the company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola. Additionally, the Board has approved the provision to Mr. DiNicola by the Company of a full recourse, interest-bearing loan for the sole purpose of purchasing 125,000 stock options prior to their expiration. The Company also extended the exercise period on an additional 500,000 stock options set to expire on September 6, 2002 to the earlier of the original 10 year term (to expire July 9, 2007), the maximum term pursuant to the Company’s stock option plan, or two years after Mr. DiNicola leaves the Board of Directors. Based on the intrinsic value of these stock options on the modification date, no compensation charge was recorded by the Company.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

ACQUISITION OF PIERCING PAGODA, INC.

      On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities.

      The excess of the purchase price over the fair value of the net assets acquired, approximately $175 million, is classified as goodwill, and is being amortized on a straight line basis over twenty years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning the alignment of operations is finalized.

      The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

      The following unaudited pro forma information presents a summary of the Company's consolidated results of operations including Piercing Pagoda, Inc., as if the acquisition was effective on August 1, 1999.

	Three Months Ended October 31,

	2000	1999

	(unaudited)
	(amounts in thousands,
	except per share amounts)

Sales	$396,425	$374,641

Net Earnings	3,530	2,943

Earnings Per Common Share —Diluted	$0.10	$0.08

      The unaudited pro forma information does not purport to represent what the results of operation of the Company would actually have been if the aforementioned transaction had occurred on August 1, 1999, nor does it project the results of operations or financial position for any future periods or at any future date.

LONG-TERM DEBT

      In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company and to its operating subsidiary, Zale Delaware, Inc. in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $5 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed the U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company's option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.625 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company's option, at either (i) a Bankers' Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.625 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its "prime rate" for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2000, $67.5 million in revolving credit loans was outstanding under the U.S. Revolving Credit facility. At October 31, 2000, $67.5 million in revolving credit loans was outstanding under the U.S. Revolving Credit facility and the U.S. Dollar equivalent of $8.6 million in revolving credit loans was outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

DERIVATIVE FINANCIAL INSTRUMENTS

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS 133 was immaterial to the Company’s financial statements taken as a whole.

      The Company solely enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or speculative purposes.

      The Company enters into forward exchange contracts to hedge forecasted inventory, advertising, and real estate purchases denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one large financial institution rated as investment grade by a major rating agency.

      The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective, as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      As of October 31, 2000, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $7.7 million. The contracts have varying maturities with none exceeding 3 months.

      Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in accumulated other comprehensive income. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current-period earnings. The change in the fair value of the derivative contracts was immaterial for the three month periods ended October 31, 2000 and October 31, 1999.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 and does not expect that the standard will have a material impact on its results of operations and financial position.

COMMITMENTS AND CONTINGENCIES

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd., and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract, and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company intends to vigorously defend the alleged claims.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      On September 23, 1997, the Company sold $100 million in aggregate principle amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$304,302	$61,676	$—	$365,978

Cost of Sales	—	157,706	28,685	—	186,391

Gross Margin	—	146,596	32,991	—	179,587

Selling, General and Administrative Expenses	38	130,762	26,326	—	157,126

Depreciation and Amortization Expense	—	8,889	4,111	—	13,000

Unusual Item – Retirement of the Former Chairman of the Board	—	2,507	—	—	2,507

Operating Earnings (Loss)	(38)	4,438	2,554	—	6,954

Interest Expense, Net	(17,078)	14,878	2,453	—	253

Earnings (Loss) Before Income Taxes	17,040	(10,440)	101	—	6,701

Income Taxes	7,656	(4,691)	(351)	—	2,614

Earnings (Loss) Before Equity in Earnings of Subsidiaries	9,384	(5,749)	452	—	4,087

Equity in Earnings (Loss) of Subsidiaries	(5,297)	650	—	4,647	—

Net Earnings (Loss)	$4,087	$(5,099)	$452	$4,647	$4,087

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 1999
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$284,518	$38,083	$—	$322,601

Cost of Sales	—	147,685	19,086	—	166,771

Gross Margin	—	136,833	18,997	—	155,830

Selling, General and Administrative Expenses	37	125,815	3,542	—	129,394

Depreciation and Amortization Expense	—	7,311	2,668	—	9,979

Operating Earnings (Loss)	(37)	3,707	12,787	—	16,457

Interest Expense, Net	(16,875)	19,972	4,594	—	7,691

Earnings (Loss) Before Income Taxes	16,838	(16,265)	8,193	—	8,766

Income Taxes	6,789	(6,559)	3,073	—	3,303

Earnings (Loss) Before Equity in Earnings of Subsidiaries	10,049	(9,706)	5,120	—	5,463

Equity in Income (Loss) of Subsidiaries	(4,586)	5,277	—	(691)	—

Net Earnings (Loss)	$5,463	$(4,429)	$5,120	$(691)	$5,463

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

October 31, 2000
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$11,909	$17,910	$—	$29,819

Restricted Cash	—	—	1,003	—	1,003

Merchandise Inventories	—	707,420	157,917	—	865,337

Other Current Assets	—	41,494	3,418	—	44,912

Total Current Assets	—	760,823	180,248	—	941,071

Investment in Subsidiaries	(47,477)	115,777	—	(68,300)	—

Property and Equipment, Net	—	225,457	52,083	—	277,540

Intercompany Receivable	915,351	—	24,040	(939,391)	—

Goodwill, Net	—	5,418	230,281	—	235,699

Other Assets	—	2,519	35,515	—	38,034

Deferred Tax Assets, Net	59	63,667	963	—	64,689

Total Assets	$867,933	$1,173,661	$523,130	$(1,007,691)	$1,557,033

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$4,951	$353,607	$62,800	$—	$421,358

Deferred Tax Liability, Net	646	22,942	3,272	—	26,860

Total Current Liabilities	5,597	376,549	66,072	—	448,218

Non-current Liabilities	—	111,962	10,590	—	122,552

Intercompany Payable	—	720,334	218,915	(939,249)	—

Long-term Debt	99,635	67,500	9,666	—	176,801

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	45,711	—	—	45,711

Total Stockholders’ Investment	762,701	(148,395)	217,887	(68,442)	763,751

Total Liabilities and Stockholders’ Investment	$867,933	$1,173,661	$523,130	$(1,007,691)	$1,557,033

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2000
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$281,213	$17,021	$—	$298,234

Restricted Cash	—	193	3,720	—	3,913

Merchandise Inventories	—	566,958	63,492	—	630,450

Other Current Assets	—	47,336	(4,785)	—	42,551

Total Current Assets	—	895,700	79,448	—	975,148

Investment in Subsidiaries	(20,229)	66,268	—	(46,039)	—

Property and Equipment, Net	—	214,721	16,534	—	231,255

Intercompany Receivable	903,825	—	24,396	(928,221)	—

Goodwill, Net	—	5,551	58,931	—	64,482

Other Assets	—	2,462	33,246	—	35,708

Deferred Tax Assets, Net	59	63,667	(30)	—	63,696

Total Assets	$883,655	$1,248,369	$212,525	$(974,260)	$1,370,289

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$2,819	$265,190	$18,270	$—	$286,279

Deferred Tax Liability, Net	646	22,942	(896)	—	22,692

Total Current Liabilities	3,465	288,132	17,374	—	308,971

Non-current Liabilities	—	112,846	10,141	—	122,987

Intercompany Payable	—	924,011	4,229	(928,240)	—

Long-term Debt	99,625	—	9,744	—	109,369

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	47,185	—	—	47,185

Total Stockholders’ Investment	780,565	(123,805)	171,037	(46,020)	781,777

Total Liabilities and Stockholders’ Investment	$883,655	$1,248,369	$212,525	$(974,260)	$1,370,289

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 2000
(unaudited)
(amounts in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$20,998	$(315,148)	$251,623	$(1,284)	$(43,811)

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(22,054)	(2,180)	—	(24,234)

Dispositions of property and equipment	—	398	126	—	524

Acquisition of Piercing Pagoda, net of cash acquired	—	—	(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(21,656)	(241,584)	—	(263,240)

Net Cash Flows from Financing Activities:

Payments on other long term debt	—	—	(6,924)	—	(6,924)

Borrowings under revolving credit agreement	—	145,500	1,964	—	147,464

Payments on revolving credit agreement	—	(78,000)	(2,799)	—	(80,799)

Proceeds from exercise of stock options	556	—	—	—	556

Purchase of common stock	(21,554)	—	—	—	(21,554)

Dividends paid	—	—	(1,284)	1,284	—

Net Cash Provided by (Used in) Financing Activities	(20,998)	67,500	(9,043)	1,284	38,743

Effect of Exchange Rate Changes on Cash	—	—	(107)	—	(107)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(269,304)	889	—	(268,415)

Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$11,909	$17,910	$—	$29,819

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 1999
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$31,899	$70,279	$(89,461)	$(364)	$12,353

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(17,743)	(363)	—	(18,106)

Dispositions of property and equipment	—	478	15	—	493

Net Cash Used in Investing Activities	—	(17,265)	(348)	—	(17,613)

Net Cash Flows from Financing Activities:

Net increase in short term borrowings	—	—	100,000	—	100,000

Borrowings under revolving credit agreement	—	179,650	—	—	179,650

Payments on revolving credit agreement	—	(237,650)	—	—	(237,650)

Proceeds from exercise of stock options	601	—	—	—	601

Purchase of common stock	(32,500)	—	—	—	(32,500)

Dividends paid	—	—	(364)	364	—

Net Cash Provided by (Used in) Financing Activities	(31,899)	(58,000)	99,636	364	10,101

Effect of Exchange Rate Changes on Cash	—	—	128	—	128

Net (Decrease) Increase in Cash and Cash Equivalents	—	(4,986)	9,955	—	4,969

Cash and Cash Equivalents at Beginning of Period	—	22,294	13,109	—	35,403

Cash and Cash Equivalents at End of Period	$—	$17,308	$23,064	$—	$40,372

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

	Three Months Ended
	October 31,

	2000	1999

Net Sales	100%	100%

Cost of Sales	50.9	51.7

Gross Margin	49.1	48.3

Selling, General and Administrative Expenses	42.9	40.1

Depreciation and Amortization Expense	3.6	3.1

Unusual Item – Retirement of Chairman of the Board	0.7	—

Operating Earnings	1.9	5.1

Interest Expense, Net	0.1	2.4

Earnings Before Income Taxes	1.8	2.7

Income Taxes	0.7	1.0

Net Earnings	1.1	1.7

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

      Net Sales. Net Sales for the three months ended October 31, 2000 increased by $43.4 million to $366.0 million, a 13.4 percent increase compared to the previous year. The Net Sales increase primarily resulted from a 3.3 percent increase in sales from stores open for comparable periods and new stores added during the last twelve months, including those added through the acquisition of Piercing Pagoda in September 2000. The Company believes that the comparable store sales growth continues to be influenced by the execution of its merchandising, marketing and store operations strategies.

      Gross Margin. Gross Margin as a percentage of net sales was 49.1 percent for the quarter ended October 31, 2000, compared to 48.3 percent in the prior year, an increase of 0.8 percent. The increase was principally the result of a higher gross margin rate at the recently acquired Piercing Pagoda brand compared to the Company’s other brands.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 42.9 percent of sales for the quarter ended October 31, 2000, compared to 40.1 percent for the prior year, an increase of 2.8 percent. The increase resulted from the outsourcing of the Company's customer receivables program to a third party and higher store expenses, principally due to the new kiosk operations, which have significantly higher store expenses as percentage of sales during the quarter. In the prior year, amounts related to the customer receivables for finance charge income, net of customer receivable account charge-offs and credit operating expenses, were included as a net reduction in Selling, General and Administrative Expense. Subsequent to the outsourcing agreement, only the merchant fees charged by the third party outsourcer to process customer receivables are included as a charge in Selling, General and Administrative Expense. As a result of the outsourcing of the Company’s customer receivables program to a third party, interest expense has been reduced significantly as there is no longer the requirement to finance the customer receivables. Offsetting the increases above was a decrease in corporate expenses in relation to sales, and adjustments to the provision for certain legal claims and contingent liabilities as a result of favorable developments during the period.

      Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Item. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $22.5 million and $26.4 million for the three months ended October 31, 2000 and 1999, respectively, a decrease of 15.0 percent.

      Unusual Item – Retirement of Former Chairman of the Board. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $3.0 million primarily as a result of goodwill amortization from Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

      Interest Expense, Net. Interest Expense, Net was $0.3 million and $7.7 million for the three months ended October 31, 2000 and 1999, respectively. The decrease of $7.4 million is principally a result of the Company's improved cash position after the sale of customer receivables to a third party, utilization of the net proceeds to purchase Piercing Pagoda and the pay down of debt.

      Income Taxes. The income tax provision for the three month period ended October 31, 2000 and 1999 was $2.6 million and $3.3 million, respectively, reflecting an effective tax rate of 39.0 percent and 37.7 percent, respectively. The increase in the effective rate is due to the nondeductible goodwill from the Piercing Pagoda, Inc. acquisition. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of July 31, 2000, the Company had a remaining NOL (after limitations) of approximately $170 million.

Liquidity and Capital Resources

•	The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of October 31, 2000, the Company had cash and cash equivalents of $29.8 million, and $1.0 million of restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 40 percent of the Company’s annual sales were made during the three months ended January 31, 2000 and 1999, respectively, which includes the Christmas selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Finance Arrangements

•	In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $5 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed the U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

•	The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company's option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.625 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company's option, at either (i) a Bankers' Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.625 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its "prime rate" for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2000, $67.5 million in revolving credit loans was outstanding under the U.S. Revolving Credit facility and the U.S. Dollar equivalent of $8.6 million in revolving credit loans was outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

•	In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

Capital Growth

•	During the combined fiscal years 2001 and 2002, the Company anticipates spending approximately $60 million in the aggregate to remodel, relocate or refurbish approximately 250 additional stores. The Company also estimates it will make capital expenditures of approximately $35 million in the aggregate during the combined fiscal years 2001 and 2002 for enhancements to its management information systems and expansion and development of its e-commerce sites. In total, the Company anticipates spending approximately $210 million in the aggregate on capital expenditures during the combined fiscal years 2001 and 2002. The Revolving Credit Agreement limits the Company’s capital expenditures to $120 million for fiscal year 2001.

Other Activities Affecting Liquidity

•	In July 2000, the Company sold, without recourse, all of its outstanding proprietary credit accounts receivable owned by Zale Funding Trust, an indirect wholly-owned subsidiary of the Company, to Associates Credit Card Services, Inc. (“Associates”), a wholly-owned subsidiary of Associates First Capital Corporation (“AFCC”). The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of allowance for final settlement and transaction costs. The purchase price is subject to post-closing adjustment for improperly classified receivables. The transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under a standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. The incentive payment will be recognized ratably over the term of the agreement.

      As a result of the outsourcing of the Company’s customer receivables program, the Company’s cashflow has improved as there is no longer the requirement to finance the customer receivables.

•	On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc, the largest retailer of gold jewelry through kiosk stores in the United States for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

•	During July 2000, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an aggregate of $50 million of the Company’s common stock on the open market through fiscal year 2001. As of October 31, 2000, the Company had repurchased 0.7 million shares at an aggregate cost of $21.6 million under this program.

•	Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2000 was approximately $8.9 million. As of July 31, 2000, the Company had a NOL (after limitations) of approximately $170 million, which represents up to $67 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

Derivative Financial Instruments

•	The Company solely enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or speculative purposes.

•	The Company enters into forward exchange contracts to hedge forecasted inventory, advertising and real estate purchases denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one large financial institution rated as investment grade by a major rating agency.

•	The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective, as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

•	As of October 31, 2000, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $7.7 million. The contracts have varying maturities with none exceeding 3 months.

•	Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in accumulated other comprehensive income. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current-period earnings. The change in the fair value of the derivative contracts was immaterial for the three month periods ended October 31, 2000 and October 31, 1999.

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

      This Management’s Discussion and Analysis contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performance, capital expenditures, liquidity, development of its management information systems and e-commerce sites, productivity and profitability which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ from those anticipated or expected in these forward looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that litigation may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart to pursue other opportunities; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the Company’s cost of operations. The Company undertakes no obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk of the Company’s financial instruments as of October 31, 2000 has not materially changed since July 31, 2000. The market risk profile on July 31, 2000 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2000. Additional discussion is provided in the Item 2, Management’s Discussion and Analysis, under the heading “Other Activities Affecting Liquidity — Derivative Financial Instruments.”

Part II. – Other Information:

Item 1. Legal Proceedings

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd., and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract, and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company intends to vigorously defend the alleged claims.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On November 3, 2000, the Annual Meeting of Stockholders of the Company was held at the University Club at the Galleria – Dallas, Texas. There were 35,146,353 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b) The following directors were elected:

Name of Nominee	Votes For	Votes Withheld

Beryl B. Raff	30,635,378	92,697

Alan P. Shor	30,636,944	91,131

Glen Adams	30,638,745	89,330

A. David Brown	30,638,537	89,538

Peter P. Copses	30,638,622	89,453

Robert J. DiNicola	30,635,449	92,626

Richard C. Marcus	30,638,610	89,465

Charles H. Pistor	30,634,210	93,865

Andrew H. Tisch	30,636,245	91,830

(c) The adoption of the amendment to the Zale Corporation Omnibus Stock Incentive Plan was ratified with 24,204,592 votes for, 2,907,667 votes against, 24,616 abstentions and 3,591,200 broker non-votes.

(d) The adoption of the amendment to the Zale Corporation Outside Directors’ 1995 Stock Option Plan was ratified with 23,506,964 votes for, 3,591,479 votes against, 38,432 abstentions and 3,591,200 broker non-votes.

(e) The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 2001 was ratified with 30,678,645 votes for, 37,477 votes against and 11,953 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a) Part I Exhibits-

      27 Financial data schedule.

(b) Part II Exhibits –

Form 8-K -

      99.1 The Company filed a Current Report on Form 8-K on October 5, 2000 reporting the acquisition of Piercing Pagoda, Inc. under Item 2.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)
Date	December 5, 2000	/s/ MARK R. LENZ

Mark R. Lenz Senior Vice-President, Controller (principal accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit
Number

27	Financial data schedule.