Form 10-Q
period 2001-01-31
ZALE CORP
filed 2001-03-15
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-04129

ZALE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0675400 (I.R.S.Employer Identification No.)

901 W. Walnut Hill Lane, Irving, Texas (Address of principal executive offices)	75038-1003 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 7, 2001, 34,359,424 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Part II	Other Information

Item 1.	Legal Proceedings	28

Item 2.	Exhibits and Reports on Form 8-K	28

Signature		29

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

Net Sales	$855,296	$735,967	$1,221,274	$1,058,568

Cost of Sales	427,127	375,411	613,518	542,182

Non-recurring Charge	25,236	—	25,236	—

Gross Margin	402,933	360,556	582,520	516,386

Selling, General and Administrative Expenses	269,063	206,979	426,189	336,374

Depreciation and Amortization Expense	15,154	10,360	28,154	20,338

Unusual Item — Executive Transaction	—	—	2,507	—

Operating Earnings	118,716	143,217	125,670	159,674

Interest Expense, Net	2,464	8,347	2,717	16,038

Earnings Before Income Taxes	116,252	134,870	122,953	143,636

Income Taxes	44,723	50,918	47,337	54,221

Net Earnings	$71,529	$83,952	$75,616	$89,415

Earnings Per Common Share:

Basic	$2.08	$2.38	$2.18	$2.52

Diluted	$2.07	$2.33	$2.17	$2.48

Weighted Average Number of Common Shares Outstanding:

Basic	34,358	35,235	34,708	35,485

Diluted	34,505	35,983	34,907	36,124

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	January 31,	July 31,	January 31,
	2001	2000	2000

	(unaudited)		(unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$32,208	$298,234	$55,977

Restricted Cash	3,627	3,913	9,693

Customer Receivables, Net	—	—	615,656

Merchandise Inventories	808,434	630,450	626,370

Other Current Assets	55,406	42,551	37,380

Total Current Assets	899,675	975,148	1,345,076

Property and Equipment, Net	283,688	231,255	216,643

Goodwill, Net	219,850	64,482	64,524

Other Assets	38,570	35,708	37,385

Deferred Tax Asset, Net	51,951	63,696	55,864

Total Assets	$1,493,734	$1,370,289	$1,719,492

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$—	$386,750

Accounts Payable and Accrued Liabilities	388,010	286,279	345,758

Deferred Tax Liability, Net	3,180	22,692	9,837

Total Current Liabilities	391,190	308,971	742,345

Non-current Liabilities	119,763	122,987	69,988

Long-term Debt	110,796	109,369	99,607

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	44,236	47,185	50,135

Commitments and Contingencies

Stockholders’ Investment:

Preferred Stock	—	—	—

Common Stock	398	396	393

Additional Paid-In Capital	521,984	518,326	507,034

Accumulated Other Comprehensive Income	293	411	4,040

Accumulated Earnings	479,403	403,787	381,688

Deferred Compensation	(1,266)	(1,786)	(3,256)

	1,000,812	921,134	889,899

Treasury Stock	(173,063)	(139,357)	(132,482)

Total Stockholders’ Investment	827,749	781,777	757,417

Total Liabilities and Stockholders’ Investment	$1,493,734	$1,370,289	$1,719,492

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2001	2000

Net Cash Flows from Operating Activities:

Net earnings	$75,616	$89,415

Adjustments to reconcile net earnings
To net cash provided by operating activities:

Non-recurring Cost of Sales Charge	25,236	—

Depreciation and amortization expense	26,905	23,072

Deferred taxes and utilization of NOL	3,099	3,442

Changes in (net of balances acquired):

Restricted cash	286	(3,664)

Customer receivables, net	—	(104,941)

Merchandise inventories	(138,101)	(52,874)

Other current assets	(3,203)	(524)

Other assets	(2,219)	(3,628)

Accounts payable and accrued liabilities	68,829	111,726

Non-current liabilities	(1,134)	(904)

Net Cash Provided by Operating Activities	55,314	61,120

Net Cash Flows from Investing Activities:

Additions to property and equipment	(44,910)	(34,651)

Dispositions of property and equipment	1,748	1,101

Acquisition of Piercing Pagoda, Inc., net of cash acquired	(239,530)	—

Net Cash Used In Investing Activities	(282,692)	(33,550)

Net Cash Flows from Financing Activities:

Net increase in short term borrowings	—	100,000

Payments on other long-term debt	(6,865)	—

Borrowings under revolving credit agreement	429,114	424,100

Payments on revolving credit agreement	(428,779)	(490,350)

Proceeds from exercise of stock options	3,554	1,164

Purchase of common stock	(35,640)	(42,169)

Net Cash Used In Financing Activities	(38,616)	(7,255)

Effect of Exchange Rate Changes on Cash	(32)	259

Net (Decrease) Increase in Cash and Cash Equivalents	(266,026)	20,574

Cash and Cash Equivalents at Beginning of Period	$298,234	$35,403

Cash and Cash Equivalents at End of Period	$32,208	$55,977

Supplemental cash flow information:

Interest paid	$3,543	$15,994

Interest received	$739	$775

Income taxes paid (net of refunds received)	$(6,202)	$12,043

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

      Zale Corporation and its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At January 31, 2001, the Company operated 2,365 specialty retail jewelry locations, including 1,456 stores and 909 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico, as well as on-line. The Company operates principally under several distinct brand names: Zales Jewelers®, Zales Outlet, Zale.com, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, Mappins Jewellers® and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon’s Jewelers offers contemporary merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. In September 2000, the Company’s acquisition of Piercing Pagoda Inc. broadened its market base to include the opening price point customer principally through kiosks throughout the United States and Puerto Rico.

      The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six month periods ended January 31, 2001. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2000. The classifications in use at January 31, 2001 have been applied to the financial statements for July 31, 2000 and January 31, 2000.

      The results of operations for the three month period ended January 31, 2001 and 2000, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock (options whose exercise price exceeds the market price of the common stock) equivalents of 2,519,875 and 1,000 for the three months ended January 31, 2001 and January 31, 2000 respectively. There were antidilutive common stock equivalents of 2,507,005 and 610,000 for the six months ended January 31, 2001 and January 31, 2000, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

	(amounts in thousands, except per share amounts)
Net earnings available to shareholders	$71,529	$83,952	$75,616	$89,415

Basic:

Weighted average number of common shares outstanding	34,358	35,235	34,708	35,485

Net earnings per common share — basic	$2.08	$2.38	$2.18	$2.52

Diluted:

Weighted average number of common shares outstanding	34,358	35,235	34,708	35,485

Effect of dilutive stock options	147	748	199	639

Weighted average number of common shares outstanding as adjusted	34,505	35,983	34,907	36,124

Net earnings per common share — diluted	$2.07	$2.33	$2.17	$2.48

STOCK REPURCHASE PLAN

      In July 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001. As of January 31, 2001, the Company had repurchased approximately 1.2 million shares at an aggregate cost of $35.6 million under this program.

COMPREHENSIVE INCOME

      Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

		(amounts in thousands)
Net Earnings	$71,529	$83,952	$75,616	$89,415

Other Comprehensive Income:

Unrealized gain (loss) on investment securities, net	474	(1,095)	617	(1,434)

Cumulative translation adjustments	1,887	2,585	(735)	5,098

Total Comprehensive Income	$73,890	$85,442	$75,498	$93,079

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

SALE OF CUSTOMER RECEIVABLES

      In July 2000, the Company sold, without recourse, all of its outstanding proprietary credit accounts receivable owned by Zale Funding Trust (“ZFT”), an indirect wholly-owned subsidiary of the Company, to Associates Credit Card Services, Inc. (“Associates”), a wholly-owned subsidiary of Associates First Capital Corporation (“AFCC”). The total purchase price for the accounts receivable was approximately $542 million. The purchase price was subject to a post-closing adjustment for improperly classified receivables. This adjustment was not material. The transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 125, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

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

      In connection with the Receivables Purchase Agreement, the Company agreed to merge Jewelers National Bank (“JNB”), a wholly-owned subsidiary of the Company, with and into Hurley. In connection with such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated. The closing of the transactions contemplated under the Agreement and Plan of Merger took place on March 8, 2001, subject to a post-closing adjustment of the purchase price in early April 2001. Prior to the merger of JNB with and into Hurley, the Company sold without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the merger, AFCC and its affiliates assumed responsibility for JNB’s previously owned credit operations.

      As a result of the sale of the Company’s customer receivables to AFCC and the merger, the Company’s current credit processing service agreement with a third-party servicer was terminated upon conversion to AFCC’s systems.

NON-RECURRING CHARGE

      Upon the return of Robert DiNicola as Chairman and Chief Executive Officer on February 21, 2001, the Company performed an in depth merchandising review to determine the inventory that was not of a quality consistent with the strategic direction of the Company’s brands. As a result of that review, the Company recorded a non-recurring charge in Cost of Sales of $25.2 million to adjust the valuation of such inventory.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EXECUTIVE TRANSACTIONS

      Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board but remained as a non-employee member of the Board. In connection with his severance arrangement, the company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola. Additionally, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, interest-bearing loan for the sole purpose of purchasing 125,000 stock options prior to their expiration. The Company also extended the exercise period on an additional 500,000 stock options set to expire on September 6, 2002 to the earlier of the original 10 year term (to expire July 9, 2007), the maximum term pursuant to the Company’s stock option plan, or two years after Mr. DiNicola leaves the Board of Directors. Based on the intrinsic value of these stock options on the modification date, no compensation charge was recorded by the Company.

      Effective February 12, 2001, Beryl B. Raff tendered her resignation from the Company as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock.

      Robert J. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer, effective February 21, 2001 under a three year contract with terms substantially consistent with his previous contract when he held the same position.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

      The following unaudited pro forma information presents a summary of our consolidated results of operations including Piercing Pagoda, Inc., as if the acquisition was effective on August 1, 1999.

	Three Months Ended January 31,		Six Months Ended January 31,

	2001	2000	2001	2000

		(unaudited)
	(amounts in thousands, except per share amounts)
Sales	$855,296	$840,900	$1,251,721	$1,215,541

Net Earnings	71,529	91,984	75,059	94,864

Earnings Per Common Share — Diluted	$2.07	$2.56	$2.15	$2.63

      The unaudited pro forma information does not purport to represent what the results of operation of the Company would actually have been if the aforementioned transaction had occurred on August 1, 1999, nor does it project the results of operations or financial position for any future periods or at any future date.

LONG-TERM DEBT

      In order to support the Company’s growth plans and seasonal borrowing needs, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company and to its operating subsidiary, Zale Delaware, Inc. in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.625 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.625 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At January 31, 2001, there were no revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $10 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

DERIVATIVE FINANCIAL INSTRUMENTS

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS No. 133 was immaterial to the Company’s financial statements taken as a whole.

      The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts to hedge forecasted inventory, advertising, and purchases relating to real estate activities denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one large financial institution rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

      The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings. As of January 31, 2001, the Company had no foreign currency contracts outstanding.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$673,125	$182,171	$—	$855,296

Cost of Sales	—	350,675	76,452	—	427,127

Non-recurring Charge	—	24,082	1,154	—	25,236

Gross Margin	—	298,368	104,565	—	402,933

Selling, General and Administrative Expenses	37	210,855	58,171	—	269,063

Depreciation and Amortization Expense	—	9,235	5,919	—	15,154

Operating Earnings (Loss)	(37)	78,278	40,475	—	118,716

Interest Expense, Net	(17,079)	14,387	5,156	—	2,464

Income Before Income Taxes	17,042	63,891	35,319	—	116,252

Income Taxes	5,315	25,072	14,336	—	44,723

Earnings Before Equity in Earnings of Subsidiaries	11,727	38,819	20,983	—	71,529

Equity in Earnings of Subsidiaries	59,802	16,117	—	(75,919)	—

Net Earnings	$71,529	$54,936	$20,983	$(75,919)	$71,529

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$662,079	$73,888	$—	$735,967

Cost of Sales	—	339,555	35,856	—	375,411

Gross Margin	—	322,524	38,032	—	360,556

Selling, General and Administrative Expenses	38	197,794	9,147	—	206,979

Depreciation and Amortization Expense	—	7,829	2,531	—	10,360

Operating Earnings (Loss)	(38)	116,901	26,354	—	143,217

Interest Expense, Net	(16,875)	19,499	5,723	—	8,347

Earnings Before Income Taxes	16,837	97,402	20,631	—	134,870

Income Taxes	5,884	37,093	7,941	—	50,918

Earnings Before Equity in Earnings of Subsidiaries	10,953	60,309	12,690	—	83,952

Equity in Earnings of Subsidiaries	72,999	5,902	—	(78,901)	—

Net Earnings	$83,952	$66,211	$12,690	$(78,901)	$83,952

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$977,427	$243,847	$—	$1,221,274

Cost of Sales	—	508,381	105,137	—	613,518

Non-recurring Charge	—	24,082	1,154	—	25,236

Gross Margin	—	444,964	137,556	—	582,520

Selling, General and Administrative Expenses	75	341,617	84,497	—	426,189

Depreciation and Amortization Expense	—	18,124	10,030	—	28,154

Unusual Item — Executive Transaction	—	2,507	—	—	2,507

Operating Earnings (Loss)	(75)	82,716	43,029	—	125,670

Interest Expense, Net	(34,157)	29,265	7,609	—	2,717

Income Before Income Taxes	34,082	53,451	35,420	—	122,953

Income Taxes	12,971	20,381	13,985	—	47,337

Earnings Before Equity in Earnings of Subsidiaries	21,111	33,070	21,435	—	75,616

Equity in Earnings of Subsidiaries	54,505	16,767	—	(71,272)	—

Net Earnings	$75,616	$49,837	$21,435	$(71,272)	$75,616

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$946,597	$111,971	$—	$1,058,568

Cost of Sales	—	487,240	54,942	—	542,182

Gross Margin	—	459,357	57,029	—	516,386

Selling, General and Administrative Expenses	75	323,609	12,690	—	336,374

Depreciation and Amortization Expense	—	15,140	5,198	—	20,338

Operating Earnings (Loss)	(75)	120,608	39,141	—	159,674

Interest Expense, Net	(33,750)	39,471	10,317	—	16,038

Earnings Before Income Taxes	33,675	81,137	28,824	—	143,636

Income Taxes	12,673	30,534	11,014	—	54,221

Earnings Before Equity in Earnings of Subsidiaries	21,002	50,603	17,810	—	89,415

Equity in Earnings of Subsidiaries	68,413	11,179	—	(79,592)	—

Net Earnings	$89,415	$61,782	$17,810	$(79,592)	$89,415

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

January 31, 2001
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$13,121	$19,087	$—	$32,208

Restricted Cash	—	—	3,627	—	3,627

Merchandise Inventories	—	652,240	156,194	—	808,434

Other Current Assets	—	52,000	3,406	—	55,406

Total Current Assets	—	717,361	182,314	—	899,675

Investment in Subsidiaries	4,721	129,632	—	(134,353)	—

Property and Equipment, Net	—	231,362	52,326	—	283,688

Intercompany Receivable	924,970	1,070	23,238	(949,278)	—

Goodwill, Net	—	5,286	214,564	—	219,850

Other Assets	1	2,394	36,175	—	38,570

Deferred Tax Assets, Net	59	56,066	(4,174)	—	51,951

Total Assets	$929,751	$1,143,171	$504,443	$(1,083,631)	$1,493,734

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$2,834	$318,980	$66,196	$—	$388,010

Deferred Tax Liability, Net	646	18,440	(15,906)	—	3,180

Total Current Liabilities	3,480	337,420	50,290	—	391,190

Non-current Liabilities	—	110,786	8,977	—	119,763

Intercompany Payable	—	753,609	195,603	(949,212)	—

Long-term Debt	99,645	—	11,151	—	110,796

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	44,236	—	—	44,236

Total Stockholders’ Investment	826,626	(102,880)	238,422	(134,419)	827,749

Total Liabilities and Stockholders’

Investment	$929,751	$1,143,171	$504,443	$(1,083,631)	$1,493,734

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended January 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$32,086	$(230,560)	$258,402	$(4,614)	$55,314

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(39,123)	(5,787)	—	(44,910)

Dispositions of property and equipment	—	1,591	157	—	1,748

Acquisition of Pagoda	—	—	(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(37,532)	(245,160)	—	(282,692)

Net Cash Flows from Financing Activities:

Payments on other long-term debt	—	—	(6,865)	—	(6,865)

Borrowings under revolving credit agreement	—	412,200	16,914	—	429,114

Payments on revolving credit agreement	—	(412,200)	(16,579)	—	(428,779)

Proceeds from exercise of stock options	3,554	—	—	—	3,554

Purchase of common stock	(35,640)	—	—	—	(35,640)

Dividends paid	—	—	(4,614)	4,614	—

Net Cash Used in Financing Activities	(32,086)	—	(11,144)	4,614	(38,616)

Effect of Exchange Rate Changes on Cash	—	—	(32)	—	(32)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(268,092)	2,066	—	(266,026)

Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$13,121	$19,087	$—	$32,208

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended January 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$41,005	$95,437	$(72,913)	$(2,409)	$61,120

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(34,008)	(643)	—	(34,651)

Dispositions of property and equipment	—	1,086	15	—	1,101

Net Cash Used in Investing Activities	—	(32,922)	(628)	—	(33,550)

Net Cash Flows from Financing Activities:

Net Increase in short term borrowings	—	—	100,000	—	100,000

Borrowings under revolving credit agreement	—	424,100	—	—	424,100

Payments on revolving credit agreement	—	(490,350)	—	—	(490,350)

Proceeds from exercise of stock options	1,164	—	—	—	1,164

Purchase of common stock	(42,169)	—	—	—	(42,169)

Dividends paid	—	—	(2,409)	2,409	—

Net Cash Provided by (Used in) Financing Activities	(41,005)	(66,250)	97,591	2,409	(7,255)

Effect of Exchange Rate Changes on Cash	—	—	259	—	259

Net (Decrease) Increase in Cash and Cash Equivalents	—	(3,735)	24,309	—	20,574

Cash and Cash Equivalents at Beginning of Period	—	22,294	13,109	—	35,403

Cash and Cash Equivalents at End of Period	$—	$18,559	$37,418	$—	$55,977

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	49.9	51.0	50.2	51.2

Non-recurring Charge	3.0	—	2.1	—

Gross Margin	47.1	49.0	47.7	48.8

Selling, General and Administrative Expenses	31.5	28.1	34.9	31.8

Depreciation and Amortization Expense	1.8	1.4	2.3	1.9

Unusual Item — Executive Transaction	—	—	0.2	—

Operating Earnings	13.8	19.5	10.3	15.1

Interest Expense, Net	0.3	1.1	0.2	1.5

Earnings Before Income Taxes	13.5	18.4	10.1	13.6

Income Taxes	5.2	6.9	3.9	5.1

Net Earnings	8.3%	11.5%	6.2%	8.5%

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

      Net Sales. Net Sales for the three months ended January 31, 2001 increased by $119.3 million to $855.3 million, a 16.2 percent increase compared to the previous year. The Net Sales increase primarily resulted from new stores added during the last twelve months including those added through the acquisition of Piercing Pagoda in September 2000. This increase was offset by a 2.3 percent decrease in constant currencies in sales from stores open for comparable periods.

      Gross Margin. Gross Margin as a percentage of net sales decreased by 1.9 percent for the three month period ending January 31, 2001, compared to the same period last year. The decrease was principally the result of the Company recording a non-recurring charge of $25.2 million to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. For additional discussion, see “Outlook.” Excluding the non-recurring charge, Gross Margin as a percentage of net sales increased by 1.1 percent for the three month period ending January 31, 2001, compared to the same period last year, principally due to the new kiosk operations in which the product mix has a higher gross margin. Additionally, the LIFO charge was $2.6 million for the three months ended January 31, 2001. There was no LIFO provision required for the three months ended January 31, 2000.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 31.5 percent of sales for the three months ended January 31, 2001, compared to 28.1 percent for the prior year, an increase of 3.4 percent. The increase resulted from the sales shortfall, the outsourcing of the Company’s customer accounts receivables program to a third party; which is offset by a reduction in interest expense, higher advertising costs, and higher store expenses, principally due to the new kiosk operations, which have significantly higher store expenses as percentage of sales. In the prior year, amounts related to the customer receivables for finance charge income, net of customer receivable account charge-offs and credit operating expenses, were included as a net reduction in Selling, General and Administrative Expense. Subsequent to the outsourcing agreement, only the merchant fees charged by the third party outsourcer to process customer receivables are included as a charge in Selling, General and Administrative Expense. As a result of the outsourcing of the Company’s customer receivables program to a third party, interest expense has been reduced significantly as there is no longer the requirement to finance the customer receivables.

      Earnings Before Interest, Taxes, Depreciation and Amortization Expense. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense were $133.9 million and $153.6 million for the three months ended January 31, 2001 and 2000, respectively, a decrease of 12.8 percent. Excluding the non-recurring charge, Earnings Before Interest, Taxes, Depreciation and Amortization Expense were $159.1 million for the three month period ending January 31, 2001, an increase of 3.6 percent, compared to the same period last year.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $4.8 million, primarily as a result of goodwill amortization from Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

      Interest Expense, Net. Interest Expense, Net was $2.5 million and $8.3 million for the three months ended January 31, 2001 and 2000, respectively. The decrease of $5.9 million is principally a result of the Company’s improved cash position after the sale of customer receivables to a third party and the pay down of debt.

      Income Taxes. The income tax provision for the three month periods ended January 31, 2001 and 2000 was $44.7 million and $50.9 million, respectively, reflecting an effective tax rate of 38.5 percent and 37.8 percent, respectively. The increase in the effective rate is due to nondeductible goodwill from the Piercing Pagoda acquisition. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2001, the Company had a remaining NOL (after limitations) of approximately $150 million.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

      Net Sales. Net Sales for the six months ended January 31, 2001 increased by $162.7 million to $1,221.3 million, a 15.4 percent increase compared to the previous year. The Net Sales increase primarily resulted from an increase in sales from new stores added during the last twelve months including those added through the acquisition of the kiosk operations of Piercing Pagoda in September 2000. This increase was offset by a 0.6 percent decrease in constant currencies in sales from stores open for comparable periods.

      Gross Margin. Gross Margin as a percentage of net sales decreased by 1.1 percent for the six month period ending January 31, 2001, compared to the same period last year. The decrease was principally the result of the Company recording a non-recurring charge of $25.2 million to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. For additional discussion, see “Outlook.” Excluding the non-recurring charge, Gross Margin as a percentage of net sales increased by 1.0 percent for the six month period ending January 31, 2001, compared to the same period last year, principally due to the new kiosk operations in which the product mix has a higher gross margin. Additionally, the LIFO charge was $2.6 million for the six months ended January 31, 2001. There was no LIFO provision required for the six months ended January 31, 2000.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 34.9 percent of sales for the six month period ending January 31, 2001, compared to 31.8 percent for the prior year, an increase of 3.1 percent. The increase resulted from the sales shortfall, the outsourcing of the Company’s customer accounts receivables program to a third party; which is offset by a reduction in interest expense, higher advertising costs, and higher store expenses, principally due to the new kiosk operations, which have significantly higher store expenses as percentage of sales. In the prior year, amounts related to the customer receivables for finance charge income, net of customer receivable account charge-offs and credit operating expenses, were included as a net reduction in Selling, General and Administrative Expense. Subsequent to the

outsourcing agreement, only the merchant fees charged by the third party outsourcer to process customer receivables are included as a charge in Selling, General and Administrative Expense. As a result of the outsourcing of the Company’s customer receivables program to a third party, interest expense has been reduced significantly as there is no longer the requirement to finance the customer receivables. Offsetting the increases above was a decrease in corporate expenses in relation to sales, and adjustments to the provision for certain legal claims and contingent liabilities as a result of favorable developments during the period.

      Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Item. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $156.3 million and $180.0 million for the six months ended January 31, 2001 and 2000, respectively, a decrease of 13.2 percent. Excluding the non-recurring charge, Earning Before Interest, Taxes, Depreciation and Amortization Expense were $181.6 million for the six month period ending January 31, 2001, an increase of 0.9 percent, compared to the same period last year.

      Unusual Item — Executive Transaction. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $7.8 million, primarily as a result of goodwill amortization from Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

      Interest Expense, Net. Interest Expense, Net was $2.7 million and $16.0 million for the six months ended January 31, 2001 and 2000, respectively. The decrease of $13.3 million is principally a result of the Company’s improved cash position after the sale of customer receivables to a third party and the pay down of debt.

      Income Taxes. The income tax provision for the six month periods ended January 31, 2001 and 2000 was $47.3 million and $54.2 million, respectively, reflecting an effective tax rate of 38.5 percent and 37.7 percent, respectively. The increase in the effective rate is due to the nondeductible goodwill from the Piercing Pagoda acquisition. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2001, the Company had a remaining NOL (after limitations) of approximately $150 million.

Liquidity and Capital Resources

•	The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, upgrades to its management information systems and debt service. As of January 31, 2001, the Company had cash and cash equivalents of $32.2 million, and $3.6 million of restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 40 percent of the Company’s annual sales were made during the three months ended January 31, 2000 and 1999, respectively, which includes the Christmas selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Finance Arrangements

•	In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million.

The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.625 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.625 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At January 31, 2001, there were no revolving credit loans outstanding under the U.S. Revolving Credit facility and there was the U.S. Dollar equivalent of approximately $10 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

•	In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

Capital Growth

•	During fiscal year 2001, the Company anticipates spending approximately $80 to $90 million in the aggregate to open new stores, remodel, relocate or refurbish stores, enhancements to its management information systems and expansion and development of its e-commerce sites. The Company will reduce fiscal year 2002 capital expenditures to approximately $50 to $60 million. See additional discussion under “Outlook.” The Revolving Credit Agreement limits the Company’s capital expenditures to $120 million for fiscal year 2001.

Other Activities Affecting Liquidity

•	In July 2000, the Company sold, without recourse, all of its outstanding proprietary credit accounts receivable owned by Zale Funding Trust, an indirect wholly-owned subsidiary of the Company, to Associates Credit Card Services, Inc. (“Associates”), a wholly-owned subsidiary of Associates First Capital Corporation (“AFCC”). The total purchase price for the accounts receivable was approximately $542 million. The Company recognized a pretax gain of $0.2 million, net of allowance for final settlement and transaction costs. The purchase price was subject to post-closing adjustment for improperly classified receivables. This adjustment was not material. The transaction was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

•	In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under a standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. The incentive payment will be recognized ratably over the term of the agreement.

•	As a result of the outsourcing of the Company’s customer receivables program, the Company’s cash flow has improved, as there is no longer the requirement to finance the customer receivables.

•	On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc., the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

•	During July 2000, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an aggregate of $50 million of the Company’s common stock on the open market through fiscal year 2001. As of January 31, 2001, the Company had repurchased approximately 1.2 million shares at an aggregate cost of $35.6 million under this program.

•	Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2000 was approximately $8.9 million. As of January 31, 2001, the Company had a NOL (after limitations) of approximately $150 million, which represents up to $60 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

•	Effective February 12, 2001, Beryl B. Raff tendered her resignation from the Company as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock, which will result in a $2.5 million charge in the third quarter.

Robert J. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer, effective February 21, 2001 under a three year contract with terms substantially consistent with his previous contract when he held the same position.

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

Outlook

      This outlook contains a number of forward-looking statements, all of which are based on current expectations. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from those anticipated or expected in these forward looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” on page 27 of this report.

      The Company is re-evaluating certain business initiatives and operations with the return of Robert DiNicola as Chairman of the Board and Chief Executive Officer. Sales growth has deteriorated due to internal as well as external factors. The Company expects comparable store sales in the mid to high negative single digits for the last six months of fiscal 2001. The Company is repositioning inventory and adjusting promotional calendars and expects the remainder of calendar year 2001 to be a rebuilding period.

      The Company performed an in-depth review for the second quarter of fiscal 2001 to determine the portion of inventory that was not of a quality consistent with the strategic direction of the Company’s brands. As a result of that review, the Company recorded a non-recurring charge in Cost of Sales of $25.2 million to adjust the valuation of such inventory.

      The inventory quality issues exist primarily in the diamond categories within the Zales and Gordon's brands, due to a shift in balance of promotional quality versus better quality and partially a result of a tighter supply of certain diamond grades during the last year. The tighter supply of certain diamond grades is expected to continue. The liquidation and repositioning of the inventory that does not meet quality standards will occur during the remaining two quarters of fiscal 2001. This merchandise will be replaced with product consistent with our brand strategies.

      The Company is re-evaluating its marketing program in terms of quantity and quality of advertising. We believe we can improve both the effectiveness and efficiency of our advertising and will require a reasonable return on advertising expenses. The Company will take a long-term approach to advertising that positions all brands appropriately.

      During the period when sales volume is lower, inventory is being repositioned and advertising is reevaluated, the Company’s expense structure will need to stay in line. The Company will examine operating expenses in the stores and corporate office to ensure they are based on efficiently and effectively running the stores. The expenses of the on-line business organization will be brought in line with the revenue it generates. Additionally the on-line roll out of brands other than the Zales brand has been put on hold until the systems and organization are in an appropriate position.

      Capital spending for fiscal 2001 has been reduced to approximately $80 to $90 million. Estimated capital spending for fiscal 2002 has been reduced to $50 to $60 million, principally resulting from a reduction in planned store openings. This will allow focus on productivity of existing core store locations.

      The Company has also established an orderly transition plan for the integration of the Piercing Pagoda operations without disruption to the core business. The creation of a new distribution center that can handle both the existing core business as well as Piercing Pagoda is being assessed. The plan will ensure the effective handling of incremental quantities of merchandise related to Piercing Pagoda at the time any integration is initiated.

      The Company believes that plans outlined above will improve the quality of merchandise, especially in the diamond categories, clearly differentiate the Company’s brands, put the Company’s expense structure in line with revenues and position Zale as the industry leader again.

Cautionary Notice Regarding Forward-Looking Statements

      This Management’s Discussion and Analysis contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performance, capital expenditures, liquidity, development of its management information systems and e-commerce sites, integration of acquired businesses, productivity and profitability which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from those anticipated or expected in these forward looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company not be able to manage its inventory and product supply effectively to respond to consumer demand; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the Company’s cost of operations. The Company undertakes no obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

      The market risk of the Company’s financial instruments as of January 31, 2001 has not materially changed since July 31, 2000. The market risk profile on July 31, 2000 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

      The Company's commodity risk exposure to diamond market price fluctuation is not hedged by financial instruments. The Company addresses commodity price risk through retail price points.

Part II. Other Information

Item 1. Legal Proceedings

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      Legal proceedings of the Company as of January 31, 2001 has not materially changed since July 31, 2000. Legal proceedings as of July 31, 2000 are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

Item 2. Exhibits and Reports on Form 8-K

(a)	Part I Exhibits

None

Part II Exhibits

	99.1	Settlement Agreement, dated as of February 11, 2001, by and among Zale Corporation, Zale Delaware, Inc. and Beryl B. Raff.

	99.2	Employment Agreement, dated as of February 21, 2001, between Zale Corporation and Robert J. DiNicola.

(b)	Reports on Form 8-K

	99.3	On December 6, 2000, the Company filed a Current Report on Form 8-K under Item 9 —Regulation FD Disclosure to furnish a slide presentation from a meeting with institutional investors.

	99.4	On January 17, 2001, the Company filed a Current Report on Form 8-K under Item 9 —Regulation FD Disclosure to furnish a slide presentation from a meeting with institutional investors.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date	March 15, 2001	/s/ MARK R. LENZ

Mark R. Lenz Senior Vice-President, Controller (principal accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Settlement Agreement, dated as of February 11, 2001, by and among Zale Corporation, Zale Delaware, Inc. and Beryl B. Raff.

99.2	Employment Agreement, dated as of February 21, 2001, between Zale Corporation and Robert J. DiNicola.

99.3	On December 6, 2000, the Company filed a Current Report on Form 8-K under Item 9 —Regulation FD Disclosure to furnish a slide presentation from a meeting with institutional investors.

99.4	On January 17, 2001, the Company filed a Current Report on Form 8-K under Item 9 —Regulation FD Disclosure to furnish a slide presentation from a meeting with institutional investors.