Form 10-Q
period 2001-04-30
ZALE CORP
filed 2001-06-14
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 8, 2001, 34,495,023 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations	3

Consolidated Balance Sheets	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Part II. Other Information:

Item 1. Legal Proceedings	28

Item 6. Exhibits and Reports on Form 8-K	28

Signature	29

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net Sales	$411,517	$361,273	$1,632,791	$1,419,841

Cost of Sales	205,370	184,537	818,438	726,719

Non-recurring Charge	—	—	25,236	—

Gross Margin	206,147	176,736	789,117	693,122

Selling, General and Administrative Expenses	181,760	140,499	608,412	476,876

Depreciation and Amortization Expense	14,520	11,084	42,674	31,422

Unusual Item — Executive Transactions	2,206	—	4,713	—

Operating Earnings	7,661	25,153	133,318	184,824

Interest Expense, Net	2,012	7,952	4,715	23,990

Earnings Before Income Taxes	5,649	17,201	128,603	160,834

Income Taxes	2,172	6,676	49,510	60,897

Net Earnings	$3,477	$10,525	$79,093	$99,937

Earnings Per Common Share:

Basic	$0.10	$0.30	$2.29	$2.83

Diluted	$0.10	$0.30	$2.27	$2.78

Weighted Average Number of Common Shares Outstanding:

Basic	34,335	35,084	34,587	35,353

Diluted	34,488	35,618	34,771	35,958

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	April 30,	July 31,	April 30,
	2001	2000	2000

	(unaudited)		(unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$45,231	$298,234	$36,462

Restricted Cash	—	3,913	5,093

Customer Receivables, Net	—	—	558,547

Merchandise Inventories	752,466	630,450	645,097

Other Current Assets	54,540	42,551	35,038

Total Current Assets	852,237	975,148	1,280,237

Property and Equipment, Net	294,598	231,255	221,768

Goodwill, Net	215,689	64,482	61,289

Other Assets	34,463	35,708	36,119

Deferred Tax Asset, Net	51,928	63,696	56,008

Total Assets	$1,448,915	$1,370,289	$1,655,421

LIABILITIES AND STOCKHOLDERS’

INVESTMENT

Current Liabilities:

Short-term Borrowings	$—	$—	$350,000

Accounts Payable and Accrued Liabilities	306,143	286,279	304,204

Deferred Tax Liability, Net	3,201	22,692	9,979

Total Current Liabilities	309,344	308,971	664,183

Non-current Liabilities	119,010	122,987	69,374

Long-term Debt	150,415	109,369	108,316

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	42,762	47,185	48,660

Commitments and Contingencies Stockholders’ Investment:

Preferred Stock	—	—	—

Common Stock	399	396	396

Additional Paid-In Capital	523,394	518,326	513,832

Accumulated Other Comprehensive Income (Loss)	(2,934)	411	1,039

Accumulated Earnings	482,880	403,787	392,210

Deferred Compensation	(365)	(1,786)	(2,586)

	1,003,374	921,134	904,891

Treasury Stock	(175,990)	(139,357)	(140,003)

Total Stockholders’ Investment	827,384	781,777	764,888

Total Liabilities and Stockholders’ Investment	$1,448,915	$1,370,289	$1,655,421

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2001	2000

Net Cash Flows from Operating Activities:

Net earnings	$79,093	$99,937

Adjustments to reconcile net earnings

Net cash provided by operating activities:

Non-recurring Cost of Sales Charge	25,236	—

Depreciation and amortization expense	41,059	35,340

Deferred taxes and utilization of NOL	3,099	3,461

Changes in (net of balances acquired):

Restricted cash	3,913	936

Customer receivables, net	—	(47,832)

Merchandise inventories	(83,631)	(72,617)

Other current assets	(2,347)	1,802

Other assets	621	(3,169)

Accounts payable and accrued liabilities	(11,660)	71,028

Non-current liabilities	(843)	(1,518)

Net Cash Provided by Operating Activities	54,540	87,368

Net Cash Flows from Investing Activities:

Additions to property and equipment	(70,723)	(51,043)

Dispositions of property and equipment	3,329	1,169

Acquisition of Piercing Pagoda, Inc., net of cash acquired	(239,530)	—

Net Cash Used In Investing Activities	(306,924)	(49,874)

Net Cash Flows from Financing Activities:

Net increase in short term borrowings	—	100,000

Payments on other long-term debt	(6,886)	—

Borrowings under revolving credit agreement	540,814	449,750

Payments on revolving credit agreement	(500,618)	(544,050)

Proceeds from exercise of stock options	4,938	7,747

Purchase of common stock	(38,736)	(49,997)

Net Cash Used In Financing Activities	(488)	(36,550)

Effect of Exchange Rate Changes on Cash	(131)	115

Net (Decrease) Increase in Cash and Cash Equivalents	(253,003)	1,059

Cash and Cash Equivalents at Beginning of Period	$298,234	$35,403

Cash and Cash Equivalents at End of Period	$45,231	$36,462

Supplemental cash flow information:

Interest paid	$10,245	$25,955

Interest received	$3,734	$1,188

Income taxes paid (net of refunds received)	$21,810	$40,386

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

      Zale Corporation and its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At April 30, 2001, the Company operated 2,365 specialty retail jewelry locations, including 1,457 stores and 908 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico, as well as on-line. The Company operates principally under several distinct brand names: Zales Jewelers®, Zales Outlet, Zales.com, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, Mappins Jewellers® and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Gordon’s Jewelers offers contemporary merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. In September 2000, the Company’s acquisition of Piercing Pagoda Inc. broadened its market base to include the opening price point customer principally through kiosks throughout the United States and Puerto Rico.

      The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and nine month periods ended April 30, 2001. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2000. The classifications in use at April 30, 2001, have been applied to the financial statements for July 31, 2000 and April 30, 2000.

      The results of operations for the three month periods ended April 30, 2001 and 2000, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the Christmas selling season.

EARNINGS PER COMMON SHARE

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents (options whose exercise price exceeds the average market price of the common stock in the period) of 2,229,255 and 607,000 for the three months ended April 30, 2001 and April 30, 2000, respectively. There were antidilutive common stock equivalents of 2,167,200 and 625,000 for the nine months ended April 30, 2001 and 2000, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

		(amounts in thousands, except per share amounts)
Net earnings available to shareholders	$3,477	$10,525	$79,093	$99,937

Basic:

Weighted average number of common shares outstanding	34,335	35,084	34,587	35,353

Net earnings per common share — basic	$0.10	$0.30	$2.29	$2.83

Diluted:

Weighted average number of common shares outstanding	34,335	35,084	34,587	35,353

Effect of dilutive stock options	153	534	184	605

Weighted average number of common shares outstanding as adjusted	34,488	35,618	34,771	35,958

Net earnings per common share — diluted	$0.10	$0.30	$2.27	$2.78

STOCK REPURCHASE PLAN

      In July 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001. As of April 30, 2001, the Company had repurchased approximately 1.3 million shares at an aggregate cost of $38.7 million under this program.

COMPREHENSIVE INCOME

      Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and nine month periods ended April 30, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

		(amounts in thousands)
Net Earnings	$3,477	$10,525	$79,093	$99,937

Other Comprehensive Income:

Unrealized loss on investment securities, net	(841)	(94)	(224)	(1,528)

Cumulative translation adjustments	(2,386)	(2,907)	(3,121)	2,191

Total Comprehensive Income	$250	$7,524	$75,748	$100,600

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

      In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company for standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. The incentive payment is recognized ratably over the term of the agreement.

      In connection with the Receivables Purchase Agreement, the Company agreed to merge Jewelers National Bank (“JNB”), a wholly-owned subsidiary of the Company, with and into Hurley. In connection with such sale, ZFT paid off all of its outstanding indebtedness and the Company’s receivables securitization facility was terminated. The closing of the transactions contemplated under the Agreement and Plan of Merger took place on March 8, 2001. Prior to the merger of JNB with and into Hurley, the Company sold without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the merger, AFCC and its affiliates assumed responsibility for JNB’s previously owned credit operations.

      As a result of the sale of the Company’s customer receivables to AFCC and the merger, the Company’s previous credit processing service agreement with a third-party servicer was terminated upon conversion to AFCC’s systems.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

UNUSUAL ITEM - EXECUTIVE TRANSACTIONS

      Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board but remained as a non-employee member of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola. Additionally, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, $2.2 million interest-bearing loan at 8.74 percent for the sole purpose of purchasing 125,000 stock options prior to their expiration. The Company also extended the exercise period on an additional 500,000 stock options set to expire on September 6, 2002 to the earlier of the original 10 year term (to expire July 9, 2007), the maximum term pursuant to the Company’s stock option plan, or two years after Mr. DiNicola leaves the Board of Directors. Based on the intrinsic value of these stock options on the modification date, no compensation charge was recorded by the Company.

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

      Robert J. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer, effective February 21, 2001 under a three year contract with terms substantially consistent with his previous contract when he held the same position. In April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home.

ACQUISITION OF PIERCING PAGODA, INC.

      On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities.

      The excess of the purchase price over the fair value of the net assets acquired, approximately $161 million, is classified as goodwill, and is being amortized on a straight line basis over twenty years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning the alignment of operations is finalized.

      The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to the acquisition prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and working capital.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

      The following unaudited pro forma information presents a summary of our consolidated results of operations including Piercing Pagoda, as if the acquisition was effective on August 1, 1999.

	Three Months Ended April 30,		Nine Months Ended April 30,

	2001	2000	2001	2000

		(unaudited)
	(amounts in thousands, except per share amounts)
Sales	$411,517	$426,089	$1,663,238	$1,641,630

Net Earnings	3,477	12,421	78,536	110,370

Earnings Per Common Share — Diluted	0.10	0.35	2.26	3.07

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

      The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At April 30, 2001, there were approximately $40.0 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $9.6 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

DERIVATIVE FINANCIAL INSTRUMENTS

Effective August 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS No. 133 was immaterial to the Company’s financial statements taken as a whole. As of April 30, 2001, the Company had no foreign currency contracts outstanding.

FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001. The Company is currently assessing the impact of SAB 101 and does not expect that it will have a material impact on its results of operations and financial position.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$312,669	$98,848	$—	$411,517

Cost of Sales	—	164,321	41,049	—	205,370

Gross Margin	—	148,348	57,799	—	206,147

Selling, General and Administrative Expenses	37	136,378	45,345	—	181,760

Depreciation and Amortization Expense	—	9,107	5,413	—	14,520

Unusual Item — Executive Transactions	—	2,206	—	—	2,206

Operating Earnings (Loss)	(37)	657	7,041	—	7,661

Interest Expense, Net	(17,078)	14,211	4,879	—	2,012

Earnings (Loss) Before Income Taxes	17,041	(13,554)	2,162	—	5,649

Income Taxes	6,939	(4,843)	76	—	2,172

Earnings Before Equity in Earnings of Subsidiaries	10,102	(8,711)	2,086	—	3,477

Equity in Earnings of Subsidiaries	(6,625)	2,488	—	4,137	—

Net Earnings (Loss)	$3,477	$(6,223)	$2,086	$4,137	$3,477

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$323,141	$38,132	$—	$361,273

Cost of Sales	—	164,691	19,846	—	184,537

Gross Margin	—	158,450	18,286	—	176,736

Selling, General and Administrative Expenses	38	139,168	1,293	—	140,499

Depreciation and Amortization Expense	—	7,966	3,118	—	11,084

Operating Earnings (Loss)	(38)	11,316	13,875	—	25,153

Interest Expense, Net	(16,874)	19,068	5,758	—	7,952

Earnings (Loss) Before Income Taxes	16,836	(7,752)	8,117	—	17,201

Income Taxes	6,419	(2,798)	3,055	—	6,676

Earnings Before Equity in Earnings of Subsidiaries	10,417	(4,954)	5,062	—	10,525

Equity in Earnings of Subsidiaries	105	6,216	—	(6,321)	—

Net Earnings (Loss)	$10,522	$1,262	$5,062	$(6,321)	$10,525

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,290,096	$342,695	$—	$1,632,791

Cost of Sales	—	671,548	146,890	—	818,438

Non-recurring Charge	—	25,236	—	—	25,236

Gross Margin	—	593,312	195,805	—	789,117

Selling, General and Administrative Expenses	112	477,995	130,305	—	608,412

Depreciation and Amortization Expense	—	27,231	15,443	—	42,674

Unusual Item – Executive Transaction	—	4,713	—	—	4,713

Operating Earnings (Loss)	(112)	83,373	50,057	—	133,318

Interest Expense, Net	(51,235)	43,476	12,474	—	4,715

Earnings Before Income Taxes	51,123	39,897	37,583	—	128,603

Income Taxes	19,910	15,538	14,062	—	49,510

Earnings Before Equity in Earnings of Subsidiaries	31,213	24,359	23,521	—	79,093

Equity in Earnings (Loss) of Subsidiaries	47,880	19,255	—	(67,135)	—

Net Earnings (Loss)	$79,093	$43,614	$23,521	$(67,135)	$79,093

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,269,738	$150,103	$—	$1,419,841

Cost of Sales	—	651,931	74,788	—	726,719

Gross Margin	—	617,807	75,315	—	693,122

Selling, General and Administrative Expenses	113	462,780	13,983	—	476,876

Depreciation and Amortization Expense	—	23,106	8,316	—	31,422

Operating Earnings (Loss)	(113)	131,921	53,016	—	184,824

Interest Expense, Net	(50,624)	58,539	16,075	—	23,990

Earnings Before Income Taxes	50,511	73,382	36,941	—	160,834

Income Taxes	19,092	27,736	14,069	—	60,897

Earnings Before Equity in Earnings of Subsidiaries	31,419	45,646	22,872	—	99,937

Equity in Earnings of Subsidiaries	68,518	17,395	—	(85,913)	—

Net Earnings	$99,937	$63,041	$22,872	$(85,913)	$99,937

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

April 30, 2001
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$24,329	$20,902	$—	$45,231

Restricted Cash	—	—	—	—	—

Merchandise Inventories	—	619,202	133,264	—	752,466

Other Current Assets	—	54,172	368	—	54,540

Total Current Assets	—	697,703	154,534	—	852,237

Investment in Subsidiaries	(5,761)	127,368	—	(121,607)	—

Property and Equipment, Net	—	242,679	51,919	—	294,598

Intercompany Receivable	932,964	—	—	(932,964)	—

Goodwill, Net	—	5,152	210,537	—	215,689

Other Assets	1	2,289	32,173	—	34,463

Deferred Tax Assets, Net	59	56,072	(4,203)	—	51,928

Total Assets	$927,263	$1,131,263	$444,960	$(1,054,571)	$1,448,915

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$716	$267,066	$38,361	$—	$306,143

Deferred Tax Liability, Net	646	18,439	(15,884)	—	3,201

Total Current Liabilities	1,362	285,505	22,477	—	309,344

Non-current Liabilities	—	109,643	9,367	—	119,010

Intercompany Payable	—	763,904	169,008	(932,912)	—

Long-term Debt	99,655	40,000	10,760	—	150,415

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	42,762	—	—	42,762

Total Stockholders’ Investment	826,246	(110,551)	233,348	(121,659)	827,384

Total Liabilities and Stockholders’

Investment	$927,263	$1,131,263	$444,960	$(1,054,571)	$1,448,915

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION-
(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$33,798	$(239,641)	$268,773	$(8,390)	$54,540

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(59,713)	(11,010)	—	(70,723)

Dispositions of property and equipment	—	2,470	859	—	3,329

Acquisition of Pagoda	—		(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(57,243)	(249,681)	—	(306,924)

Net Cash Flows from Financing Activities:

Payments on other long-term debt	—	—	(6,886)	—	(6,886)

Borrowings under revolving credit agreement	—	523,900	16,914	—	540,814

Payments on revolving credit agreement	—	(483,900)	(16,718)	—	(500,618)

Proceeds from exercise of stock options	4,938	—	—	—	4,938

Purchase of common stock	(38,736)	—	—	—	(38,736)

Dividends paid	—	—	(8,390)	8,390	—

Net Cash Used in Financing Activities	(33,798)	40,000	(15,080)	8,390	(488)

Effect of Exchange Rate Changes on Cash	—	—	(131)	—	(131)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(256,884)	3,881	—	(253,003)

Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$24,329	$20,902	$—	$45,231

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	49.9	51.1	50.1	51.2

Non-recurring Charge	—	—	1.6	—

Gross Margin	50.1	48.9	48.3	48.8

Selling, General and Administrative Expenses	44.2	38.9	37.3	33.6

Depreciation and Amortization Expense	3.5	3.0	2.6	2.2

Unusual Item — Executive Transaction	0.5	—	0.2	—

Operating Earnings	1.9	7.0	8.2	13.0

Interest Expense, Net	0.5	2.2	0.3	1.7

Earnings Before Income Taxes	1.4	4.8	7.9	11.3

Income Taxes	0.6	1.9	3.1	4.3

Net Earnings	0.8%	2.9%	4.8%	7.0%

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

      Net Sales. Net Sales for the three months ended April 30, 2001 increased by $50.2 million to $411.5 million, a 13.9 percent increase compared to the previous year. This increase primarily resulted from stores added through the acquisition of the kiosk operations of Piercing Pagoda in September 2000 and from new stores added during the last twelve months. The Net Sales increase was offset by a 7.3 percent decrease in sales from stores open for comparable periods on a constant currency basis.

      Gross Margin. Gross Margin as a percentage of net sales increased by 1.2 percent for the three month period ending April 30, 2001, compared to the same period last year. The increase is principally due to the Piercing Pagoda acquisition in which the product mix has a higher gross margin. Additionally, the LIFO charge was $0.3 million for the three months ended April 30, 2001. There was a LIFO benefit of $1.1 million for the three months ended April 30, 2000.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 44.2 percent of sales for the three months ended April 30, 2001, compared to 38.9 percent for the prior year, an increase of 5.3 percent. The increase was primarily attributable to the decrease in comparable store sales, higher store expenses, partially due to the kiosk operations of Piercing Pagoda, which have significantly higher store expenses as a percentage of sales, and the outsourcing of the Company’s customer accounts receivables program to a third party.

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

      Earnings Before Interest, Taxes, Depreciation, Amortization Expense and Unusual Item. As a result of the factors discussed previously, Earnings Before Interest, Taxes, Depreciation and Amortization Expense and Unusual Item were $24.4 million and $36.2 million for the three months ended April 30, 2001 and 2000, respectively, a decrease of 32.7 percent.

      Unusual Item — Executive Transactions. Effective February 12, 2001, Beryl B. Raff tendered her resignation from the Company as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock.

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $3.4 million, primarily as a result of goodwill amortization from Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

      Interest Expense, Net. Interest Expense, Net was $2.0 million and $8.0 million for the three months ended April 30, 2001 and 2000, respectively. The decrease of $5.9 million is principally a result of the Company’s improved cash position after the sale of customer receivables to a third party and eliminating the need to finance the customer receivables.

      Income Taxes. The income tax provision for the three month periods ended April 30, 2001 and 2000 was $2.2 million and $6.7 million, respectively, reflecting an effective tax rate of 38.4 percent and 38.8 percent, respectively. The decrease in the effective rate is due to a decrease in the earnings of the Canadian operations. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2001, the Company had a remaining NOL (after limitations) of approximately $150 million.

Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000

      Net Sales. Net Sales for the nine months ended April 30, 2001 increased by $213.0 million to $1,632.8 million, a 15.0 percent increase compared to the previous year. This increase primarily resulted from stores added through the acquisition of the kiosk operations of Piercing Pagoda in September 2000 and from new stores added during the last twelve months. The Net Sales increase was offset by a 2.2 percent decrease in sales from stores open for comparable periods on a constant currency basis.

      Gross Margin. Gross Margin as a percentage of net sales decreased by 0.5 percent for the nine month period ending April 30, 2001, compared to the same period last year. The decrease was principally the result of the Company recording a non-recurring charge of $25.2 million to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. For additional discussion, see “Outlook.” Excluding the non-recurring charge, Gross Margin as a percentage of net sales increased by 1.1 percent for the nine month period ending April 30, 2001, compared to the same period last year, principally due to the kiosk operations of Piercing Pagoda in which the product mix has a higher gross margin. Additionally, the LIFO charge was $2.8 million for the nine months ended April 30, 2001. There was a LIFO benefit of $1.1 million for the nine months ended April 30, 2000.

      Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 37.3 percent of sales for the nine month period ending April 30, 2001, compared to 33.6 percent for the prior year, an increase of 3.7 percent. The increase was primarily attributable to the decrease in comparable stores sales, higher advertising costs and higher store expenses, principally due to the kiosk operations of Piercing Pagoda, which have significantly higher store expenses as percentage of sales, and the outsourcing of the Company’s customer accounts receivables program to a third party.

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

      Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items. As a result of the factors discussed above, Earnings Before Interest, Taxes, Depreciation and Amortization Expense, and Unusual Items were $180.7 million and $216.2 million for the nine months ended April 30, 2001 and 2000, respectively, a decrease of 16.4 percent. Excluding the non-recurring charge, Earning Before Interest, Taxes, Depreciation, Amortization Expense and Unusual Items were $205.9 million for the nine month period ending April 30, 2001, a decrease of 4.8 percent, compared to the same period last year.

      Unusual Item — Executive Transactions. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

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

      Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $11.3 million, primarily as a result of goodwill amortization from Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

      Interest Expense, Net. Interest Expense, Net was $4.7 million and $24.0 million for the nine months ended April 30, 2001 and 2000, respectively. The decrease of $19.3 million is principally a result of the Company’s improved cash position after the sale of customer receivables to a third party and eliminating the need to finance the customer receivables.

      Income Taxes. The income tax provision for the nine month periods ended April 30, 2001 and 2000 was $49.5 million and $60.9 million, respectively, reflecting an effective tax rate of 38.5 percent and 37.9 percent, respectively. The increase in the effective rate is due to the nondeductible goodwill from the Piercing Pagoda acquisition. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2001 the Company had a remaining NOL (after limitations) of approximately $150 million.

Liquidity and Capital Resources

• The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, upgrades to its management information systems and debt service. As of April 30, 2001, the Company had unrestricted cash and cash equivalents of $45.2 million. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 40 percent of the Company’s annual sales were made during the three months ended January 31, 2000 and 1999, respectively, which includes the Christmas selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

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

The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At April 30, 2001, there were approximately $40.0 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was the U.S. Dollar equivalent of approximately $9.6 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

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

Capital Growth

• During fiscal year 2001, the Company anticipates spending approximately $80 to $90 million in the aggregate to open new stores, remodel, relocate or refurbish stores, enhancements to its management information systems and expansion and development of its e-commerce sites. The Company will reduce fiscal year 2002 capital expenditures to approximately $60 million, principally a result of a reduction in planned store openings. The Revolving Credit Agreement limits the Company’s capital expenditures to $120 million for fiscal year 2001.

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

In connection with executing the Receivables Purchase Agreement, the Company entered into a ten year agreement whereby Hurley State Bank (“Hurley”), a wholly-owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company under a standard revolving accounts and a percentage per credit sale charged to the Company under certain promotional credit programs. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. The incentive payment is recognized ratably over the term of the agreement.

As a result of the outsourcing of the Company’s customer receivables program, there is no longer the requirement to finance the customer receivables.

• On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc., the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities. The entire cost of the acquisition was funded through the Company’s available cash and working capital.

• During July 2000, the Board of Directors authorized a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an aggregate of $50 million of the Company’s common stock on the open market through fiscal year 2001. As of April 30, 2001, the Company had repurchased approximately 1.3 million shares at an aggregate cost of $38.7 million under this program.

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

      The Company expects comparable store sales in the mid to high negative single digits for the fourth quarter of fiscal 2001 and expects the remainder of calendar year 2001 to be a rebuilding period. The Company is repositioning inventory, adjusting promotional calendars and re-evaluating its marketing program in terms of quantity and quality of advertising with a long-term approach that positions all brands appropriately. The liquidation and repositioning of the inventory that does not meet quality standards will occur during the remaining calendar year 2001. This merchandise will be replaced with product consistent with our brand strategies. The Company also continues to examine operating expenses in the stores and corporate office to ensure they are based on efficiently and effectively running the stores and has also established an orderly transition plan for the integration of the Piercing Pagoda operations to minimize disruption to the core business.

The Company believes that plans outlined above will improve the quality of merchandise, especially in the diamond categories, clearly differentiate the Company’s brands, and put the Company’s expense structure in line with revenues.

Cautionary Notice Regarding Forward-Looking Statements

      This Report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performance, capital expenditures, liquidity, development of its management information systems and e-commerce sites, integration of acquired businesses, productivity and profitability which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from those anticipated or expected in these forward looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to manage its inventory and product supply effectively to respond to consumer demand; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the Company’s cost of operations. The Company undertakes no obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company believes that the market risk of the Company’s financial instruments as of April 30, 2001 has not materially changed since July 31, 2000. The market risk profile on July 31, 2000 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

      The Company’s commodity risk exposure to diamond and gold market price fluctuation is not hedged by financial instruments. The Company addresses commodity price risk through retail price points.

Part II. Other Information

Item 1. Legal Proceedings

      The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

      Legal proceedings of the Company as of April 30, 2001 have not materially changed since July 31, 2000. Legal proceedings as of July 31, 2000 are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Promissory Note, Stock Pledge Agreement, dated as of December 4, 2000, between Zale Corporation and Robert J. DiNicola.

99.2	Real Estate Lien Note, dated as of April 6, 2001, between Zale Corporation and Robert J. DiNicola.

99.3	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Alan P. Shor.

99.4	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Sue E. Gove.

99.5	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Mary Forte.

(b) Reports on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)

Date	June 14, 2001	/s/ MARK R. LENZ Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Promissory Note, Stock Pledge Agreement, dated as of December 4, 2000, between Zale Corporation and Robert J. DiNicola.

99.2	Real Estate Lien Note, dated as of April 6, 2001, between Zale Corporation and Robert J. DiNicola.

99.3	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Alan P. Shor.

99.4	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Sue E. Gove.

99.5	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Mary Forte.