Form 10-K405
period 2001-07-31
ZALE CORP
filed 2001-10-05
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 1-04129

Zale Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0675400 (I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane Irving, Texas (Address of principal executive offices)	75038-1003 (Zip code)

Registrant’s telephone number, including area code: (972) 580-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 5, 2001 the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,131,382,176.

     As of September 5, 2001, the registrant had outstanding 34,825,378 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s annual meeting of stockholders to be held on November 2, 2001.

PART I

ITEM 1. BUSINESS

General

     Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2001, the Company operated 2,344 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under six brand names: Zales Jewelers®, Zales the Diamond Store Outlet®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Zales the Diamond Store Outlet® focuses on the brand conscious, value oriented shopper, offering discounts off retail prices everyday in outlet malls. Gordon’s Jewelers offers contemporary merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional moderately priced jewelry to customers across Canada. With the acquisition of Piercing Pagoda, Inc. in September 2000, the Company broadened its market base to include the opening price point customer, principally through kiosks throughout the United States and Puerto Rico. During the fiscal year ended July 31, 2001, the Company generated $2.1 billion of net sales.

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

Business Initiatives and Strategy

     During the second half of fiscal year 2001, the Company focused on repositioning its business in a declining external environment. Management plans to continue the rebuilding in fiscal year 2002.

     The Company relies on the disciplined merchandising and marketing strategies it has developed and implemented in order to promote its brand identities. Beginning in the spring of fiscal 2001 and looking into the next year, the Company has refocused on clearly differentiating its brands to target specific customers, and addressing the quality of its merchandise. This effort should continue to differentiate the target customer segments that have been emphasized for Zales, Zales Outlet, Gordon’s, Bailey Banks & Biddle, Peoples, and Piercing Pagoda. Product assortments capitalize on year round gift giving, fashion and special occasions, and there is a renewed focus on the bridal category.

     Management has developed a key item strategy as the foundation for merchandising and marketing initiatives. Items have been identified from among the best selling products in the retail jewelry industry, such as diamond solitaires, diamond stud earrings, certain semi-precious stones, exclusive signature diamonds for each of the brands, certified diamonds, white metals, such as platinum and white gold, and the three stone anniversary band. Certified diamonds are sold with an independent evaluation as to the cut, clarity, color and carat weight. The Company has worked to ensure that these key items are available in a variety of styles and sizes to offer a range of competitive price points. At the same time, the Company’s goal is to execute an aggressive approach to inventory management to keep key items in stock and inventories current. This goal is achieved through using a merchandise system which provides regular reporting to the Company’s merchandise buyers on in-stock and slow-moving merchandise. The

Company employs a consistent methodology which provides inventory turnover and profitability information to identify slow-moving merchandise and take appropriate merchandising actions on a timely basis. In fiscal 2001, the Company conducted a strategic review of inventories to determine the quality of its diamond inventory as well as its level of promotional quality merchandise. As a result of that review, the Company recorded a non-recurring charge in cost of sales of $25.2 million to adjust the valuation of inventory not of a quality consistent with the strategic direction for the Company’s brands.

     The Company’s marketing efforts are designed to enhance brand identity through product and event-focused promotional activities. The Company features selected key items at various price points through its advertising on television and radio and in nationally distributed newspapers and magazines, local newspaper inserts, and direct mail. The Company’s marketing efforts extend beyond the Christmas season to tie in with other gift-giving holidays, such as Valentine’s Day and Mother’s Day. Over the past year, the Company has included continuous year round advertising campaigns, such as the “Today” show television campaign, to enhance brand awareness. For the past two years, the Company has taken steps to enhance brand awareness through special marketing efforts such as supporting the Rockefeller Center Christmas Tree Lighting, a sponsorship which the Company plans to continue in fiscal 2002. In addition, the Company launched special programs, such as the spring introduction of the signature “Zales Diamond”, a patented 82 faceted diamond exclusive to Zales. In addition, advertising and in-store promotions are synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry-oriented holidays. In early fiscal year 2001, the Company ran a campaign promoting a mix of promotional and gift items such as the holiday box. Also, the Company currently has over 19 million customer names available to direct promotional material in its target marketing programs. The current advertising strategy is focused on raising the amount of the average sale in the anticipation of fewer transactions in a slower economy and on placing a significant emphasis on the wedding categories in store marketing, taking advantage of that stronger, seasonless category. The Company’s business strategy as a whole has been restructured to attain more appropriate returns on investment, with a special focus on the marketing efforts.

     The Company implemented a buyer training program to develop and train new buyers on merchandise and Company standards. The Company also has centralized purchasing for each brand to ensure consistency of quality and cost. In addition, the Company leverages its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with product suppliers.

     The Company believes it has enhanced its image as a provider of fine jewelry at competitive prices by establishing price points for merchandise that should be perceived by customers as good values. Certain items are labeled “Brilliant Buys,” “Premier Values” and “Bailey’s Classic Values” in Zales and Peoples, Gordon’s and Bailey Banks & Biddle stores, respectively. These items, along with their prices, are prominently displayed throughout the store, a practice uncommon in the U.S. jewelry retailing industry, and one that the Company believes enhances its reputation for pricing integrity. Also, the Company carries items whose designs are exclusive to the Company. The introduction of “certified” diamonds and “signature” diamonds, such as the “Zales Diamond,” and Gordon’s “Ariella Diamond” in each division adds credibility and further enhance the Company’s brands.

     The Company’s strategy is to continue to increase store productivity and profitability by: (i) focusing on the core category of bridal, while maintaining a presence in the fashion and watch categories; (ii) using key item merchandise to drive volume; (iii) slowing remodeling and renovation activity to target key stores that should provide a better return on investment; (iv) enhancing merchandising systems to assist buyer decision making; (v) executing tailored staffing and training programs for store personnel; (vi) refocusing advertising on brand recognition and product distinction to address individual customer segments; (vii) providing exclusive products to develop brand distinction; (viii) focusing more on improving quality of all merchandise and increasing the average sale amounts, rather than emphasizing the volume of promotional merchandise and; (ix) reducing the volume and visibility of clearance merchandise to an appropriate level.

     The Company plans to open approximately 60 new locations, principally under the brand names Zales, Zales Outlet, Peoples Jewellers, and Piercing Pagoda for which it will incur approximately $13 million in capital expenditures during the fiscal year 2002. The Company is attempting to identify strategic locations where the Company is underrepresented to solidify the Company’s core mall business, and expand into new outlet malls. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company has identified the specific malls for this planned expansion which satisfy the Company’s real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 180 stores and kiosks at a cost of approximately $21 million during fiscal year 2002. As a result of current business conditions, the Company has slowed store growth and postponed both the rollout of the new store development program in the New York City metropolitan area and the construction of a new distribution center.

     For the next year, the Company is refocused on an effort to reduce selling, general and administrative expenses where appropriate by streamlining processes and leveraging technology where possible. Initiatives include: (i) streamlining corporate operations through review and improvement of current processes and application of new technology in areas such as merchandising and financial systems and (ii) managing advertising expense for a better return on investment.

Current Year Events

     Stock Repurchase Plan. On August 7, 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase throughout the fiscal year, up to an aggregate of $50 million of Zale common stock on the open market. This action represents the Company’s fifth consecutive fiscal year of commitment to a repurchase program.

     In July 2001, the Company completed its fiscal year 2001 stock repurchase program, which was authorized in July 2000. Under this $50 million program, the Company repurchased 1.3 million shares at an aggregate cost of $38.7 million in fiscal 2001.

     Sale of Private Label Credit Card Business. Effective July 31, 2000, the Company sold its private label credit card operations and its outstanding accounts receivable, without recourse, to Associates Credit Card Services, Inc. (“Associates”), a Delaware corporation, and wholly owned subsidiary of Associates First Capital Corporation (“AFCC”). The total purchase price for the accounts receivable was approximately $542 million. With a portion of the proceeds from such sale, the Company paid off all of its credit card related indebtedness and the Company’s receivables securitization facility was terminated.

     In connection with the sale of its customer receivables, the Company entered into a ten-year merchant services agreement whereby Hurley State Bank (“Hurley”), a wholly owned subsidiary of AFCC, issues private label credit cards branded with appropriate Company trademarks and provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest-free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement.

     In connection with the sale of its customer receivables, the Company agreed pursuant to an Agreement and Plan of Merger, dated as of July 10, 2000, to merge Jewelers National Bank (“JNB”), a wholly owned subsidiary of the Company, with and into Hurley. The closing of the transactions contemplated under the Agreement and Plan of Merger took place on March 8, 2001. Prior to the merger of JNB and Hurley, the Company sold without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement. Following consummation of the merger, AFCC and its affiliates assumed responsibility for JNB’s previously owned credit operations.

     As a result of the sale of the Company’s customer receivables to AFCC and the merger, the Company’s previous credit processing service agreement with a third party servicer was terminated upon conversion to AFCC’s systems.

     Acquisition of Piercing Pagoda, Inc. On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt and the assumption of certain bank debt and liabilities.

     The excess of the purchase price over the fair value of the net assets acquired, approximately $155 million, is classified as goodwill, and is being amortized on a straight line basis over twenty years. However, the Company will adopt Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in the first quarter of fiscal year 2002. As a result, goodwill related to the Company’s acquisitions will no longer be amortized, and instead will be reviewed for impairment. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning the alignment of operations is finalized. These adjustments will relate to the cost of relocating the Piercing Pagoda head office functions to Dallas. The Company believes these adjustments will be immaterial to the financial statements.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to Piercing Pagoda prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

     Executive Transactions. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board but remained as a non-employee member of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola. Additionally, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, $2.2 million interest-bearing loan at 8.74 percent for the sole purpose of exercising 125,000 stock options prior to their expiration. The Company also extended the exercise period on an additional 500,000 stock options set to expire on September 6, 2002 to the earlier of the original 10 year term (to expire July 9, 2007), the maximum term pursuant to the Company’s stock option plan, or two years after Mr. DiNicola leaves the Board of Directors. Based on the intrinsic value of these stock options on the modification date, no compensation charge was recorded by the Company.

     Effective February 12, 2001, Beryl B. Raff resigned from the Company as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock.

     Robert J. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer, effective February 21, 2001, under a three year contract with terms substantially consistent with his previous contract when he held the same position. In August 2001, the Company entered into a five year employment agreement with Mr. DiNicola effective upon Mr. DiNicola’s reelection as Chairman of the Board and Chief Executive Officer, replacing the earlier employment agreement. In April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home. In August 2001, the loan was modified and extended with the entire principal amount to be repaid in August 2006.

     Non-recurring Charge. Upon the return of Robert J. DiNicola as Chairman and Chief Executive Officer, the Company performed an in depth merchandising review to determine the inventory that was not of a quality consistent with the strategic direction of the Company’s brands. As a result of that review, the Company recorded a non-recurring charge in Cost of Sales of $25.2 million to adjust the valuation of such inventory and provide for markdowns to liquidate or sell-through the inventory.

Industry

     The U.S. retail jewelry industry’s sales were approximately $40 billion in 2000. Specialty jewelry stores (such as the Company) account for over half of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. According to the United States Census Bureau, retail jewelry store sales have increased every year for the past 17 years with the exception of 1991, which included both the Persian Gulf War and the introduction of the luxury tax. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer on-line shopping.

     The U.S. retail jewelry industry is highly fragmented with the seven largest companies accounting for less than 25 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company. The Company is the largest specialty jewelry retail chain in North America, with approximately eight percent of market share based on the United States Census Bureau estimate of 2000 U.S. Retail Jewelry and Watch Sales. Only three other specialty jewelry retailers had greater than three percent market share.

Operations

     The Company operates principally under six brand names. The following table presents net sales, average sales per store and the number of stores for Zales, Zales Outlet, Gordon’s, Bailey Banks & Biddle, Peoples (including Mappins stores), and Piercing Pagoda for the periods indicated.

	Year Ended July 31,

	2001	2000	1999

Net Sales (In Thousands)(a)

Zales (including Zale.com)	$918,725	$934,064	$821,910

Zales Outlet	96,075	57,605	21,346

Gordon’s	324,199	347,148	316,374

Bailey Banks & Biddle	323,744	319,938	264,767

Peoples(b)	150,989	155,607	21,237

Piercing Pagoda(c)	254,510	—	—

	$2,068,242	$1,814,362	$1,445,634

Average sales per store/kiosk(d)

Zales	$1,210,000	$1,280,000	$1,162,000

Zales Outlet	1,266,000	1,374,000	1,602,000

Gordon’s	1,050,000	1,105,000	994,000

Bailey Banks & Biddle	2,825,000	2,984,000	2,497,000

Peoples(b)	878,000	869,000	N/A

Piercing Pagoda(c)	N/A	N/A	N/A

Stores/kiosks opened during period

Zales	27	35	29

Zales Outlet	16	37	25

Gordon’s	5	3	4

Bailey Banks & Biddle	11	9	6

Peoples(b)	5	—	—

Piercing Pagoda(c)	21	—	—

	85	84	64

Stores/kiosks closed during period

Zales	13	7	16

Zales Outlet	1	—	—

Gordon’s	9	9	9

Bailey Banks & Biddle	2	4	7

Peoples(b)	1	8	—

Piercing Pagoda(c)	41	—	—

	67	28	32

Total stores/kiosks

Zales	750	736	708

Zales Outlet	83	68	31

Gordon’s	302	306	312

Bailey Banks & Biddle	120	111	106

Peoples(b)	172	168	176

Piercing Pagoda(c)	917	—	—

	2,344	1,389	1,333

(a)	Data includes amortized revenue from extended service agreements, previously included in selling, general and administrative expense. All periods have been restated to reflect the change.

(b)	Data from Peoples Jewellers in 1999 includes results from May 23, 1999, the date the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corp., through July 31, 1999.

(c)	Data from Piercing Pagoda includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc.

(d)	Based on merchandise sales per store open a full twelve months during the respective year.

Zales Jewelers

     Zales is positioned as the Company’s national flagship and is a leading brand name in jewelry retailing in the United States. At July 31, 2001, Zales had 750 stores in 50 states and Puerto Rico. Average store size is approximately 1,500 square feet, and the average selling price per unit sold is $264. The Zales brand accounted for approximately 44 percent of the Company’s sales in fiscal year 2001.

     Zales’ merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal year 2001, bridal merchandise represented 33 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 67 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists generally of diamond fashion rings, certain semi-precious stones, earrings, gold chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection fosters an image of quality and trust among consumers. While placing added emphasis on the bridal segment of the business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and gift-giving events. Zales also introduces innovative items and capitalizes on emerging trends, including platinum engagement rings, and diamond fashion jewelry. Certified diamond jewelry was introduced in fiscal year 2000, and expanded in fiscal 2001. In Spring 2001, Zales introduced the Company’s first branded diamond, the “Zales Diamond”. In fiscal 2001, Zales launched its featured “Brilliant Buys” and promoted them for the fiscal 2001 holiday. The combination of Zales’ national presence and centralized merchandise selection allow it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales broadened its television advertising presence in fiscal years 2000 and 2001 to include brand awareness marketing, such as support of the Rockefeller Center Christmas Tree Lighting, and will continue this support in fiscal 2002. Zales is in the direct fulfillment business through its Internet web site, which accounted for less than one percent of the Company’s net sales in fiscal year 2001.

Zales Outlet

     Zales Outlet builds on the Zales brand recognition and national advertising programs. At July 31, 2001, the Company operated 83 Zales Outlet stores in 30 states and Puerto Rico, including 16 stores opened in fiscal 2001. The average store size is approximately 2,200 square feet, and the average selling price per unit sold is $265. Zales Outlet accounted for less than 5 percent of the Company’s net sales in fiscal 2001.

     The Company has expanded its Zales Outlet concept during the past three years and plans to continue its growth over the next several years. The merchandise assortment in a Zales Outlet store caters to the brand conscious and value-oriented female shopper, offering 20-70% off traditional retail prices everyday.

     Although Zales Outlet was established as an extension of the Zales brand to benefit from Zales national advertising and brand recognition, Zales Outlet offers its own product line and promotional effort geared specifically to the outlet consumer who is both value and name brand driven. In addition to fashion forward looks in diamonds, gemstones, gold and name brand watches, Zales Outlet has been successful with certified and exclusive products. The “Lilla Diamond”, a diamond cut exclusive to Zales Outlet is a 98 faceted diamond set in platinum accompanied with a certification. Also, the Zales Outlet’s special collection of “Exceptional Values” has performed well, offering good value on best selling items in each merchandise category.

Gordon’s Jewelers

     Gordon’s is positioned as the Company’s major regional brand. As of July 31, 2001, Gordon’s had 302 stores in 34 states and Puerto Rico. Average store size is approximately 1,400 square feet and the average selling price per unit sold is $275. Gordon’s accounted for 16 percent of the Company’s net sales in fiscal year 2001.

     The Company has taken steps to upgrade Gordon’s image, including store remodeling and improved merchandise and marketing, with a focus on exclusive and certified diamond merchandise.

     Gordon’s distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of the store inventory to regional tastes. Gordon’s has selections for both the entry price point customer as well as the more discerning, established jewelry customer. Gordon’s offers a broad range of merchandise, such as diamond solitaires, bold gold, platinum and semi-precious gems. Gordon’s has also introduced two very successful exclusive diamonds” the “Ariella” and the “Oriana”. Available exclusively at Gordon’s, these diamonds are certified and set in platinum. Gordon’s is expanding these two proprietary stones into other categories beyond bridal.

     Gordon’s utilizes an advertising media mix consisting primarily of radio, newspaper inserts and direct mail. As the Gordon’s customer database continues to grow, direct mail will likely become a greater part of the mix.

Bailey Banks & Biddle Fine Jewelers

     Established in 1832, Bailey Banks & Biddle offers high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The stores are among the pre-eminent stores in their markets and carry both exclusive and recognized designer merchandise selections to appeal to the more affluent customer, while maintaining a fine jewelry selection for the mall based customer. The Bailey Banks & Biddle merchandise assortments emphasize the classic and traditional look and focus on diamonds, precious stones and gold jewelry, as well as watches and giftware. At July 31, 2001, Bailey Banks & Biddle operated 120 upscale jewelry stores in 31 states and Puerto Rico. The Company also utilizes the trade name Zell Bros.® for one of its stores. The stores have an average selling price per unit sold of $775, have an average store size of approximately 3,600 square feet and accounted for approximately 16 percent of the Company’s net sales in fiscal year 2001. Bailey Banks & Biddle plans to focus on inventory selections within each merchandise category, creating the proper breadth of assortment. Additionally, it plans on enhancing the visual impact of its stores in the coming year.

     Bailey Banks & Biddle stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products for specific customers. During the next year, Bailey Banks & Biddle will utilize an increased database to reach 20 percent more customers through direct mail. In fiscal year 2001, Bailey Banks & Biddle continued to expand its advertising reach with a repetitive presence in nationally distributed newspapers such as The New York Times and The Wall Street Journal and high profile magazines such as Town & Country, Architectural Digest, House and Garden, In Style, Vogue, Vanity Fair, and Bon Appetit. During the next year, Bailey Banks & Biddle will expand its merchandise assortments with additional prestige brand watch lines while it will upgrade diamond quality in Bailey Banks & Biddle distinctive style and settings.

Peoples Jewellers

     In May, 1999, Zale Corporation acquired the Peoples Jewellers Corporation, a privately owned chain of jewelery retail outlets in Canada, operating under the banners of Peoples Jewellers and Mappins Jewellers. This operation now has 172 stores in 9 provinces across Canada and enjoys the largest market share of any jewelry retailer in Canada. The stores have an average selling price per unit of $120, an average store size of approximately 1,600 square feet and accounted for approximately 7 percent of the Company’s net sales in fiscal year 2001.

     The primary banner, Peoples Jewellers, is one of the most recognized brand names in Canada. Peoples offers traditional jewelery at moderate prices, attracting a wide variety of Canadian customers, with a focus on the consumer in the mall environment. Using the identification “Peoples, the Diamond Store” in Canada, Peoples emphasizes its diamond business, while also offering a wide selection of other classic jewelry and watch products.

     From 2000, Peoples has been building its brand using television and newspaper inserts. In 2000 and 2001, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. Seasonal newspaper insertions and advertising the Brilliant Buy products also assisted the growth of the business in these years. Peoples plans to continue this emphasis in 2002.

     In 2001, Peoples successfully launched a 128 facet brilliant cut diamond as the “Peoples Diamond”. With the growth of this solitaire product, an anniversary band and other line extensions were launched in spring 2001 with great success. For 2002, Peoples intends to add additional products to increase the penetration of this branded product.

Piercing Pagoda

     Effective September 20, 2000, the Company acquired Piercing Pagoda, Inc., the largest retailer of gold jewelry through kiosk stores in the United States. At July 31, 2001, Piercing Pagoda operated 917 locations in 46 states and Puerto Rico, under the names Piercing Pagoda, Plum Gold, Silver and Gold Connection and Diamond Isle. Piercing Pagoda offers an extensive collection of popularly priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver and diamond jewelry, all basic styles at everyday low prices. The Piercing Pagoda stores are generally located in high traffic concourses of regional shopping malls.

     The kiosk locations average approximately 170 square feet in size, can be opened quickly and are easily accessible and visible within malls. In fiscal 2001, the average price per unit was $26. The kiosks focus on the opening price point customer.

Store Operations

     The Company’s stores are designed to create an attractive environment, to maximize operating efficiencies and to make shopping convenient and enjoyable. The Company pays careful attention to store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases to maximize merchandise presentation. Promotional displays are changed periodically to provide variety, to reflect seasonal events or to complement a particular mall’s promotions.

     Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including sales and certain personnel matters. Non-sales administrative matters, including purchasing, credit operations and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each store also offers standard warranties and return policies and provides extended warranty coverage which may be purchased at the customer’s option.

     The Company has implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides its store personnel with training in loss prevention. Despite such precautions, the Company experiences losses from theft from time to time and maintains insurance to cover such losses.

     The Company believes it is important to provide knowledgeable and responsive customer service. This year, the Company consolidated previously fragmented customer service departments into a single customer service call center to more effectively address customer phone calls. The Company has implemented employee training programs, including training in sales techniques for new employees, on-the-job training and manager training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization, from store associate to buyer.

Purchasing and Inventory

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia, and Italy. All purchasing is done through buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. The Company had approximately $186.2 million and $167.9 million of consignment inventory on hand at July 31, 2001 and 2000, respectively. The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, since the Company has been able to adjust retail prices to reflect price fluctuations in the commodities that are used in the merchandise it sells. The Company is not subject to substantial currency fluctuations because most purchases are U.S. dollar denominated. During fiscal years 2001 and 2000, the Company purchased approximately 35 percent and 33 percent, respectively, of its merchandise from its top five vendors, including more than 11 percent from its top vendor.

Credit Operations

     The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. Approximately 40 percent of the Company’s net sales from operations that offer private label credit cards were generated by credit sales on these credit cards in fiscal year 2001. The Company has found that by offering its customers a credit account, its sales personnel are able to build customer relationships that generate loyalty and facilitate repeat purchases, while at the same time the Company’s target marketing capability is enhanced. In July 2000, the Company sold all of its domestic proprietary credit accounts receivable to Associates. In connection with this sale, the Company entered into a ten-year agreement whereby Hurley, an affiliate of Associates (now a part of Citigroup), will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company for standard revolving accounts and a percent per credit sale charged to the Company under certain promotional credit programs.

Insurance Affiliates

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. Additionally, the Company promotes the sale of credit insurance products to customers who use the private label credit card program. In fiscal year 2001, over 47 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company’s retail sales on its private label credit cards. Under the current private label arrangement with Hurley and AFCC, the Company’s insurance affiliates continue to provide insurance to holders of the Company’s private label credit cards and receive payments for such insurance products.

Employees

     As of July 31, 2001, the Company had approximately 20,000 employees, less than 10% of which were Canadian employees, and less than one percent of whom were represented by unions. The Company usually hires a limited number of temporary employees during each holiday season.

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

     The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names of the Company are essential to maintaining its competitive position in the jewelry retailing industry.

Seasonality

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

     The Company’s information systems allow management to monitor and control the Company’s operations and to generate reports on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, LAN operations and desktop support. The agreement, which was effective August 1, 1997, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage. Management is evaluating future outsourcing opportunities since this agreement expires at the end of fiscal 2002. The Company has an option to extend the current agreement for two consecutive one year periods. The Company believes that by outsourcing this portion of its management information systems it achieves additional efficiencies and allows the Company to focus its internal information technology efforts on developing new systems to enhance the performance of its core business.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $8 million in fiscal year 2002 for enhancements to its management information systems and infrastructure.

Regulation

     The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s private label credit cards, credit to the Company’s customers is provided primarily through bank cards such as Visa®, MasterCard®, and Discover®. Any change in the regulation of credit which would materially limit the availability of credit to the Company’s traditional customer base could adversely affect the Company’s results of operations or financial condition.

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company’s sale of credit and other insurance. In addition, the Company’s sale of insurance products in connection with its private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retail Company’s credit cards are subject to regulation by the Office of the Comptroller of the Currency. See “Business Credit Operations.” The Company believes that it is currently in material compliance with all applicable state and federal regulations.

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

Cautionary Notice Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, capital expenditures and development of its management information systems and e-commerce sites, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that the events of September 11, 2001 and related events will negatively impact the economy or the financial markets and reduce discretionary spending on such goods; that warehousing and distribution productivity and capacity can be further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement with Associates First Capital Corporation may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 2. PRINCIPAL PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which extends through 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. During fiscal year 1999, the Company sold a 120,000 square foot warehouse in Dallas, Texas, leasing back approximately 60,000 square feet of that warehouse. The Company also owns a 73,000 square foot building in Bethlehem, Pennsylvania that serves as Piercing Pagoda’s general office and distribution center. Another 71,000 square foot building located adjacent to the Bethlehem property is used for additional distribution and warehousing functions. The Company leases a 7,400 square foot general office facility in Toronto, Ontario Canada for Peoples, which lease extends to October 2003.

     The Company rents most of its store retail space under leases that generally range from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from one to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.

     The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2001:

					Percentage
Term Expires	Stores	Kiosks	Other	Total	Of Total

2002 and prior	215	304	—	519	22%

2003	79	162	1	242	10%

2004	107	137	—	244	11%

2005	141	148	—	289	12%

2006 and thereafter	917	134	2	1,053	45%

Total number of leases	1,459	885	3	2,347	100%

     Management believes substantially all of the store leases expiring in fiscal year 2002 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors annually, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

Name	Age	Position

Robert J. DiNicola	53	Chairman of the Board and Chief Executive Officer

Alan P. Shor	42	President and Chief Operating Officer, Director

Mary L. Forté	50	Executive Vice President and Chief Merchandise Officer

Sue E. Gove	43	Executive Vice President and Chief Financial Officer

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Mr. Robert J. DiNicola returned to the Company as Chairman of the Board and Chief Executive Officer on February 21, 2001. Previously, Mr. DiNicola had served as Chairman of the Board of the Company from April 18, 1994 to September 6, 2000. From September 6, 2000 until his return as Chairman and Chief Executive Officer in February, Mr. DiNicola served as a member of the Board. He also served as Chief Executive Officer of the Company from April 18, 1994 until September 7, 1999. For the three years prior to joining the Company, Mr. DiNicola was a senior executive officer of the Bon Marche’ Division of Federated Department Stores, Inc., having served as Chairman and Chief Executive Officer of that Division from 1992 to 1994 and as its President and Chief Operating Officer from 1991 to 1992. From 1989 to 1991, Mr. DiNicola was a General Merchandise Manager of Rich’s Department Store Division of Federated. For 17 years, prior to joining the Federated organization, Mr. DiNicola was associated with Macy’s, where he held various executive, management and merchandising positions, except for a one-year period while he held a division officer position with The May Department Stores Company, Inc.

     Mr. Alan P. Shor was named President and Chief Operating Officer and was appointed as a member of the Company’s Board of Directors effective September 6, 2000. Before being named President, Mr. Shor had served as Executive Vice President and Chief Operating Officer since September 1999. From November 1997 to September 1999, Mr. Shor served as Executive Vice President and Chief Logistics Officer while retaining his position as General Counsel and Secretary (he relinquished the General Counsel position August 1, 1999 and the Secretary position in November 1999). From May 1997 to November 1997, Mr. Shor served as Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. From June 1995 to May 1997, Mr. Shor served as Senior Vice President, General Counsel and Secretary. For two years prior to joining the Company, Mr. Shor was the managing partner of the Washington, D.C. office of the Troutman Sanders law firm, whose principal office is based in Atlanta, Georgia. Mr. Shor, a member of Troutman Sanders since 1983, was a partner of the firm from 1990 to 1995.

     Ms. Mary L. Forté was named Executive Vice President and Chief Merchandise Officer on February 21, 2001. From January 1998 to February 2001, she served as Executive Vice President and Chief Administrative Officer. Ms. Forté joined the Company in July 1994 as the President of Gordon’s, and served in that position until January 1998. From January 1994 to July 1994, Ms. Forté served as Senior Vice President of QVC — Home Shopping Network. From July 1991 through January 1994, Ms. Forté served as Senior Vice President of the Bon Marché, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forté was Vice President of Rich’s Department Store, Housewares Division. In addition to the above, Ms. Forté has an additional 13 years of retailing and merchandising experience with Macy’s, The May Department Stores Company, Inc. and Federated Department Stores.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ EQUITY

     The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ZLC.” The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

	2001		2000

	High	Low	High	Low

First	$41.75	$28.19	$42.50	$33.50

Second	37.42	23.38	51.75	35.50

Third	38.00	27.20	51.00	32.06

Fourth	35.58	31.00	48.13	35.25

     As of September 5, 2001, the outstanding shares of Common Stock were held by approximately 1,004 holders of record. The Company has not paid dividends on the Common Stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company’s long-term debt limits the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements – Long Term Debt.”

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the years ended July 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,

	2001	2000	1999	1998	1997

	(amounts in thousands, except per share amounts)
Net sales	$2,068,242	$1,814,362	$1,445,634	$1,327,063	$1,261,650

Cost of sales	1,034,970	930,826	746,663	686,240	645,728

Non-recurring charge	25,236	—	—	—	—

Gross margin(a)	1,008,036	883,536	698,971	640,823	615,922

Selling, general and administrative expenses	804,780	630,687	509,570	484,867	485,944

Depreciation and amortization expense	58,290	42,431	29,478	22,565	14,022

Unusual items(b)	4,713	—	—	(8,947)	—

Operating earnings	140,253	210,418	159,923	142,338	115,956

Interest expense, net	6,857	32,178	30,488	32,039	36,098

Earnings before income taxes	133,396	178,240	129,435	110,299	79,858

Income taxes	51,348	66,726	48,503	41,362	29,305

Net earnings	$82,048	$111,514	$80,932	$68,937	$50,553

Earnings per common share:

Basic:	$2.37	$3.16	$2.24	$1.96	$1.44

Diluted:	$2.36	$3.11	$2.21	$1.84	$1.38

Weighted average number of common shares outstanding:

Basic	34,575	35,326	36,137	35,201	35,054

Diluted	34,751	35,883	36,688	37,368	36,632

Balance Sheet Data:

Working capital	$525,460	$666,177	$556,886	$971,495	$877,130

Total assets	1,394,987	1,370,289	1,526,932	1,445,929	1,281,206

Debt	109,463	109,369	452,589	480,275	451,787

Total stockholders’ investment	$840,563	$781,777	$699,611	$648,061	$541,574

(a)	Data includes amortized revenue and expense from extended service agreements, previously included in selling, general and administrative expense. All periods have been restated to reflect the change.

(b)	Unusual items consist of Executive Transactions of $4.7 million for the year ended July 31, 2001, the gain on sale of Diamond Park Fine Jewelers of ($1.6 million) and a gain on sale of land of ($7.3 million) for the year ended July 31, 1998.

Note:	Data from Peoples Jewellers in 1999 includes results from May 23, 1999, the date the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corp. through July 31, 1999. Data presented in fiscal year 2000 is inclusive of the sale of the Company’s private label credit card business.

Data from Piercing Pagoda in 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc., through July 31, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business – Cautionary Notice Regarding Forward-Looking Statements.”

Results of Operations

     The following table sets forth certain financial information from the Company’s audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,

	2001	2000	1999

Net Sales	100.0%	100.0%	100.0%

Cost of Sales	50.1	51.3	51.6

Non-Recurring Charge	1.2	—	—

Gross Margin	48.7	48.7	48.4

Selling, General and Administrative Expenses	38.9	34.8	35.2

Depreciation and Amortization Expense	2.8	2.3	2.1

Unusual Item – Executive Transactions	0.2	—	—

Operating Earnings	6.8	11.6	11.1

Interest Expense, Net	0.3	1.8	2.1

Earnings Before Income Taxes	6.5	9.8	9.0

Income Taxes	2.5	3.7	3.4

Net Earnings	4.0%	6.1%	5.6%

     Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2001 the Company operated 2,344 specialty retail jewelry locations throughout the United States, Canada and Puerto Rico. In September 2000, the Company acquired Piercing Pagoda and broadened its market base to include the opening price point customer reached principally through kiosks throughout the United States and Puerto Rico. As this acquisition was accounted for by the purchase method of accounting for business combinations, the financial statements do not include any revenues or expenses related to the kiosk operation prior to September 20, 2000. In connection with its adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the Company reclassified revenues and costs of extended warranties to net sales and cost of sales from selling, general and administrative expense. Prior year’s amounts have been restated to conform with this presentation.

Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

     Net Sales. During fiscal 2001, the Company recorded net sales of $2.068 billion, an increase of 14.0 percent, over net sales of $1.814 billion for the prior fiscal year. Sales related to the kiosk operations acquired in September 2000 accounted for substantially all of the total sales increase. Excluding the kiosk operations, sales remained relatively flat over prior year, despite 64 new stores added during the year (which was offset by 26 stores closed during the year).

     Comparable store sales decreased 3.8 percent in fiscal 2001 on a constant currency basis. Comparable store sales include sales for those stores which were in operation for a full period in both the current fiscal year and the prior fiscal year. Management believes the sales reduction in comparable stores was attributable to merchandising decisions early in the year along with a slowdown in the economy and stock market. In the first half of the year, the Company focused more on promotional items at higher markdowns to increase the volume in a period of softening sales, while the spring brought a renewed focus to the diamond and solitaire categories.

     Management believes that sales were negatively affected as a result of the effort to realign inventory, subsequent to the Company’s change in management. During the last half of the fiscal year the Company was focusing on the effort to liquidate or realign inventory that did not meet the Company’s strategic direction. Management believes that once the realignment is completed, sales will be positively affected.

     Sales focus has shifted to reemphasize the diamond category. Offsetting the negative factors above, the Company benefited in fiscal 2001 from strong sales of certified diamonds and exclusive diamonds, such as the 82 faceted “Zales Diamond,” which were well received and strengthened the solitaire merchandise mix.

     Gross Margin. Gross Margin as a percentage of sales remained relatively flat compared to the prior year at 48.7 percent of sales. The Company recorded a non-recurring charge of $25.2 million in the second quarter to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. The negative impact to margin from the non-recurring charge of 1.2 percent of sales is offset by the addition of the kiosk operations, which have a higher gross margin rate than the rest of the company’s in-line stores. Gross margin was also negatively impacted by increased markdowns and point of sale promotional activity used to liquidate excess inventory. The LIFO provision was $4.9 million for the year ended July 31, 2001, compared to a $3.0 million benefit in the prior year.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses (“SG&A”) increased 4.1 percent to 38.9 percent of sales for the year ended July 31, 2001 from 34.8 percent for the year ended July 31, 2000. Approximately 1.4 percent of this increase is principally due to the acquisition of the kiosk operations in September 2000. This business has significantly higher store expense as a percentage of sales.

     Excluding the kiosk operations, SG&A expenses were 37.5 percent of sales, an increase of 2.7 percentage points over the prior year. While payroll expenses remained flat as a percentage of sales, other store expenses such as rent and occupancy and business expenses increased 0.8 percent of sales principally as a result of increasing rents for both existing and new stores during a period with lower sales. Advertising costs rose 0.6 percent of sales, as increased advertising expenses in fiscal 2001 did not result in a proportionate increase in sales revenue. These increases were partially offset by the Company’s ability to leverage its fixed corporate overhead, which decreased 0.4 percent as a percent of sales.

     Approximately 1.7 percentage points of the increase in SG&A expense as a percentage of sales is due to the outsourcing of the Company’s customer accounts receivables program to a third party. In the prior year, amounts related to the customer receivables for finance charge income, net of customer receivable account charge-offs and credit operating expenses, were included as a net reduction in SG&A expense. Subsequent to the outsourcing agreement, only the merchant fees charged by the third party outsourcer to process customer receivables are included as a charge in SG&A expense. Also as a result of the outsourcing, interest expense has been significantly reduced as there is no longer a requirement to finance those customer receivables.

     Unusual Item – Executive Transactions. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

     Effective February 12, 2001, Beryl B. Raff resigned as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $15.9 million, primarily as a result of goodwill amortization from the acquisition of Piercing Pagoda and depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

     Interest Expense, Net. Interest Expense, Net was $6.9 million and $32.2 million for the years ended July 31, 2001 and 2000, respectively. The decrease of $25.3 million is primarily because the Company is no longer required to finance its customer receivables, as a result of the sale of these receivables to Associates.

     Income Taxes. The income tax expense for the years ended July 31, 2001 and 2000 was $51.3 million and $66.7 million, respectively, reflecting an effective tax rate of 38.5 and 37.4 percent for the years ended July 31, 2001 and 2000, respectively. The increase in the effective rates is due to nondeductible goodwill amortization from the Piercing Pagoda acquisition. The Company will realize a cash benefit from utilization of tax net operating loss carryforwards (“NOL”) (after annual limitations) against current and future tax liabilities. As of July 31, 2001, the Company had a remaining NOL (after limitations) of $152.9 million.

Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

     Net Sales. Net Sales for the year ended July 31, 2000 increased by $368.7 million to $1.8 billion, a 25.5 percent increase compared to the previous year. Excluding sales from Peoples Jewellers which was acquired in fiscal 1999, total sales for the year increased $234.4 million, or 16.5 percent. The sales increase primarily resulted from a 11.6 percent increase in sales on a constant currency basis, from stores open for comparable periods, 84 new stores added during the year and twelve months of sales for Peoples which was acquired in May 1999. These factors were partially offset by 28 stores closed during the year.

     Gross Margin. Gross Margin as a percentage of net sales was 48.7 percent for the year ended July 31, 2000 compared to 48.4 percent for the year ended July 31, 1999, an increase of 0.3 percent. This increase was principally due to less price promotional activity at the store level and fewer markdowns of store merchandise. The LIFO benefit was $3.0 million and $0.7 million for the years ended July 31, 2000 and 1999.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased to 34.8 percent of sales for the year ended July 31, 2000, from 35.2 percent for the year ended July 31, 1999, or 0.4 percent as a percentage of net sales. Store expenses as a percentage of sales increased by 0.4 percent principally due to increased advertising to promote the Company’s brands. Net corporate expenses decreased by 1.0 percent as a percentage of net sales. The selling, general and administrative expense reduction demonstrated the Company’s ability to leverage its fixed store and corporate operating expenses while increasing sales in its stores.

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

     Interest Expense, Net. Interest Expense, Net was $32.2 million and $30.5 million for the years ended July 31, 2000 and 1999, respectively. The increase of $1.7 million is principally a result of lower interest income from investments due to the acquisition of Peoples Jewellers for fiscal year 2000 of approximately $78 million cash.

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

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 2001, the Company had cash and cash equivalents of $29.4 million, and no restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 42 percent and 41 percent of the Company’s annual sales were made during the three months ended January 31, 2001 and 2000, respectively, which includes the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Operating Activities

     Set forth below is certain summary information with respect to the Company’s operations for the most recent eight fiscal quarters.

	Fiscal 2001				Fiscal 2000
	For the Three Months Ended				For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2000	2000	2000	2000	1999

	(Unaudited, Amounts in thousands)
Net sales	$417,033	$417,965	$861,442	$371,802	$379,313	$366,582	$740,923	$327,544

Gross margin	209,995	209,451	405,750	182,840	183,351	179,286	362,251	158,648

Operating earnings	6,935	7,662	118,701	6,955	25,594	25,150	143,217	16,457

Net earnings	$2,955	$3,477	$71,529	$4,087	$11,577	$10,522	$83,952	$5,463

     Net cash provided by operating activities was $90.4 million, $141.9 million and $81.1 million for fiscal years 2001, 2000, and 1999, respectively. The net cash provided by operating activities decreased from the prior year, principally due to lower net earnings and the timing of payments of accounts payable and accrued liabilities, offset by the sale of the Company’s customer receivables. In fiscal 2000, the net cash provided by operating activities resulted principally from an increase in net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities.

     There has been an increase of approximately $93.7 million in owned merchandise inventories at July 31, 2001 compared to the balance at July 31, 2000. This increase resulted principally from the acquisition of the kiosk operations in September 2000, and new store growth.

     Net cash used in investing activities was $325.1 million in fiscal 2001, principally related to the acquisition of Piercing Pagoda. In fiscal 2000, net cash provided by investing activities was $508.3 million, principally related to the proceeds from the sale of credit card receivables to AFCC, offset by slightly higher capital expenditures. In fiscal 1999, net cash used in investing activities was $154.3 million, principally related to the acquisition of Peoples, as well as expenditures for new store growth and expenditures for remodeling existing stores.

     Net cash used in financing activities was $34.0 million in fiscal 2001, principally related to the stock repurchase plan approved in July 2000 and the repayment of long-term debt acquired in the Piercing Pagoda acquisition, slightly offset with proceeds from the exercise of stock options. Net cash used in financing activities was $387.4 million in fiscal 2000, principally related to the repayment of the Variable Funding Notes and Revolving Credit Agreement, as well as the stock repurchase plan approved in September 1999. Net cash used in financial activities in fiscal 1999 was $64.6 million principally related to the refinancing and reduction of the Zale Funding Trust Securitization (“ZFT”) and repurchase of the company’s common stock on the open market.

Finance Arrangements

     In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company and to its operating subsidiary, Zale Delaware, Inc., in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility for a Canadian subsidiary, which provides for Canadian dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed U.S. Dollar equivalent of $300 million.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act

(Canada or neither) plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian dollars to borrowers in Canada. At July 31, 2001, there were no amounts outstanding under the U.S. Revolving Credit Facility. At July 31, 2001, the U.S. Dollar equivalent of $9.8 million in revolving credit loans was outstanding under the Canadian Revolving Credit Facility, at an applicable interest rate on such date of 4.90 percent.

     In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. Pursuant to the Indenture, the Company and the Company’s subsidiaries subject to the Indenture, are prohibited from paying any dividend to the direct or indirect holders of Capital Stock of the Company or such subsidiary, other than stock dividends or dividends made to the Company or any such subsidiary.

Capital Growth

     During the year ended July 31, 2001, the Company made approximately $88 million in capital expenditures, a portion of which was used to open 85 new locations and remodel, relocate or refurbish other locations. As a result of current business conditions, the Company has scaled back its capital plan. The Company plans to open approximately 60 new locations for which it will incur approximately $13 million in capital expenditures during fiscal year 2002. During fiscal year 2002, the Company anticipates spending approximately $21 million to remodel, relocate or refurbish approximately 180 additional locations. This will allow focus on productivity of existing core store locations. The Company also estimates that it will make capital expenditures of approximately $8 million during fiscal year 2002 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates spending approximately $60 million on capital expenditures during fiscal year 2002. The Revolving Credit Agreement limits the Company’s capital expenditures to $135 million for fiscal year 2002.

Other Activities Affecting Liquidity

     • Effective July 31, 2000, the Company sold its private label credit card operations and outstanding accounts receivable to Associates. The total purchase price for the accounts receivable was approximately $542 million. With a portion of the proceeds from this sale, the Company paid off all of its credit card related indebtedness and the Company’s receivables securitization facility was terminated.

     In connection with the sale of its customer receivables, the Company entered into a ten-year merchant services agreement whereby Hurley, a wholly owned subsidiary of AFCC, will issue private label credit cards branded with appropriate Company trademarks and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement.

     • On August 7, 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase throughout the fiscal year, up to an aggregate of $50 million of Zale common stock on the open market.

     • On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt and the assumption of certain bank debt and liabilities. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

     • The Company has an operations services agreement for its management information systems function with a third-party servicer. The agreement, which was effective August 1, 1999, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage. Management is evaluating future outsourcing opportunities since this agreement expires at the end of fiscal 2002. The Company has an option to extend the current agreement for two consecutive one year periods.

     • Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2001 was approximately $7 million. As of July 31, 2001, the Company had a NOL (after limitations) of $152.9 million, which represents up to $59 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

     • Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separate from goodwill. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition, including negative goodwill. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment and upon adoption. Negative goodwill related to future acquisitions will be recorded as an extraordinary item. The Company plans to adopt SFAS No. 142 in the first quarter of fiscal 2002. As a result, the Company expects to recognize a cumulative effect of a change in accounting principle of approximately $41 million in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment. Additionally, goodwill related to the Company’s acquisitions will no longer be amortized. This change will result in an increase to earnings of approximately $7 million in fiscal 2002. In accordance with the standard, the Company will have an appraisal of its reporting units that include goodwill upon adoption to determine whether an impairment exists.

Inflation

     In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. There is no assurance, however, that inflation will not materially affect the Company in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use derivative financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described under “Long-term Debt” in the Notes to the Consolidated Financial Statements. However, the majority of the Company’s borrowings outstanding at July 31, 2001 are under fixed rate arrangements. See “Long-term Debt” in the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $26.7 million, approximate market value at July 31, 2001.

     Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 31, 2001, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

     As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through its regular operating and financing activities. Based on the Company’s market risk from currency exchange rate exposure at July 31, 2001, the Company believes that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows on such date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-30 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the headings “Proposal No. One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings “Certain Relationships and Transactions” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1. Financial Statements

     The list of financial statements required by this item is set forth in Item 8.

2. Index to Financial Statement Schedules

Page
Number

Report of Independent Public Accountants	30

Schedule II – Valuation and Qualifying Accounts	31

     All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of Zale Corporation, dated July 30, 1993.(1)

3.2	—	Amended and Restated Bylaws of Zale Corporation.(12)

4.1	—	Amended and Restated Revolving Credit Agreement dated March 30, 2000.(12)

4.2	—	Indenture dated September 30, 1997, by and among Zale Corporation, Zale Delaware, Inc. and Bank One, N.A. as Trustee.(8)

10.1	—	Zale Corporation Savings and Investment Plan.(16)

10.2	—	Indemnification agreement, dated as of July 21, 1993, between Zale Corporation and certain present and former directors thereof.(3)

*10.3a	—	Zale Corporation Stock Option Plan.(1)

*10.3b	—	Amended and Restated Omnibus Stock Incentive Plan.(13)

*10.3c	—	Outside Directors’ 1995 Stock Option Plan.(19)

*10.4a	—	The Executive Severance Plan for Zale Corporation and Its Affiliates, as amended and restated as of February 10, 1994.(2)

*10.4b	—	Amendment to The Executive Severance Plan for Zale Corporation and Its Affiliates effective May 20, 1995.(4)

10.5a	—	Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992.(4)

*10.5b	—	First Lease Amendment and Agreement Between Principal Mutual Life Insurance Company and Zale Delaware, Inc. dated as of February 1, 1996.(4)

10.6	—	Indemnification Agreement, executed on October 30, 1996, and dated as of June 6, 1996, between Zale Corporation and Andrea Jung.(5)

10.7	—	Receivables Purchase Agreement, between Zale Funding Trust, as Seller, and Associates Credit Card Services, Inc., as Purchaser, dated as of July 10, 2000.(13)

10.8	—	Agreement and Plan of Merger, by and among Jewelers National Bank, Zale Delaware, Inc. and Hurley State Bank, dated as of July 10, 2000.(13)

10.9	—	Agreement and Plan of Merger, by and among Zale Corporation, Jewelry Expansion Corp. and Piercing Pagoda, Inc., dates as of August 11, 2000.(14)

10.11a	—	Seconded Amended and Restated Employment Agreement dated August 1, 2000, between Zale Corporation and Robert J. DiNicola.(13)

10.11b	—	Consulting Agreement, dated September 6, 2000, between Zale Corporation and Robert J. DiNicola.(13)

*10.11c	—	Employment Agreement, dated as of February 21, 2001, by and between Zale Corporation and Robert J. DiNicola.(18)

Exhibit No.		Description

*10.11d	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(19)

*10.12	—	Settlement Agreement, dated as of February 11, 2001, by and among Zale Corporation, Zale Delaware, Inc. and Beryl B. Raff.(17)

*10.13	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Alan P. Shor.(19)

*10.14	—	Employment Agreement, dated as of August 1, 2001 between Zale Corporation and Mary L. Forté.(19)

*10.15	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Sue E. Gove.(19)

10.16	—	Promissory Note, Stock Pledge Agreement, Dated as of December 4, 2000, between Zale Corporation and Robert J. DiNicola.(18)

10.17	—	Real Estate Lien Note, dated as of April 6, 2001, between Zale Corporation and Robert J. DiNicola.(18)

10.18	—	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Alan P. Shor.(18)

10.19	—	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Sue E. Gove.(18)

10.20	—	Holdback Agreement, dated as of March 27, 2001, between Zale Corporation and Mary Forté.(18)

10.21	—	Amendment to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(19)

10.22	—	Amendment and Extension to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(19)

10.23	—	Zale Executive Bonus Plan.(9)

21	—	Subsidiaries of the registrant.(19)

23	—	Consent of Independent Public Accountants.(19)

(1)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

(2)	Incorporated by reference to the corresponding exhibit to the registrant’s Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

(3)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 0-21526) for the quarterly period ended October 31, 1996, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 0-21526) for the quarterly period ended January 31, 1997, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the registrants’ Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1997, and incorporated herein by reference.

(8)	Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

(9)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 0-21526) for the quarterly period ended October 31, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 1999, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended April 30, 2000, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 2000, and incorporated herein by reference.

(14)	Incorporated by reference to Exhibit 10.64 to Piercing Pagoda, Inc.’s Form 10-Q for the quarter ended June 30, 2000, previously filed with the Commission on August 14, 2000.

(15)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (33-01789) filed with the Commission on March 18, 1996.

(16)	Previously filed as an exhibit to the registrant’s Form 11-K (No. 1-04129) for the fiscal year ended July 31, 2000, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended January 31, 2001, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended April 30, 2001, and incorporated herein by reference.

(19)	Filed herewith.

*	Management Contracts and Compensatory Plans.

4. Reports on Form 8-K

     On June 11, 2001, the Company filed a Current Report on Form 8-K under Item 9, Regulation FD Disclosure, to furnish a slide presentation from a meeting with institutional investors.

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

Robert J. DiNicola Chairman of the Board and Chief Executive Officer	Sue E. Gove Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited the accompanying consolidated balance sheets of Zale Corporation (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders’ investment for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas
August 27, 2001

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2001	2000	1999

Net Sales	$2,068,242	$1,814,362	$1,445,634

Cost of Sales	1,034,970	930,826	746,663

Non-recurring charge	25,236	—	—

Gross Margin	1,008,036	883,536	698,971

Selling, General and Administrative Expenses	804,780	630,687	509,570

Depreciation and Amortization Expense	58,290	42,431	29,478

Unusual Item – Executive Transactions	4,713	—	—

Operating Earnings	140,253	210,418	159,923

Interest Expense, Net	6,857	32,178	30,488

Earnings Before Income Taxes	133,396	178,240	129,435

Income Taxes	51,348	66,726	48,503

Net Earnings	$82,048	$111,514	$80,932

Earnings Per Common Share:

Basic	$2.37	$3.16	$2.24

Diluted	$2.36	$3.11	$2.21

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:

Basic	34,575	35,326	36,137

Diluted	34,751	35,883	36,688

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	July 31, 2001	July 31, 2000

ASSETS

Current Assets:

Cash and Cash Equivalents	$29,390	$298,234

Restricted Cash	—	3,913

Merchandise Inventories	724,157	630,450

Other Current Assets	57,153	42,551

Total Current Assets	810,700	975,148

Property and Equipment, Net	296,413	231,255

Goodwill, Net	206,402	64,482

Other Assets	33,768	35,708

Deferred Tax Asset, Net	47,704	63,696

Total Assets	$1,394,987	$1,370,289

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued Liabilities	$269,111	$286,279

Deferred Tax Liability, Net	16,129	22,692

Total Current Liabilities	285,240	308,971

Non-current Liabilities	118,434	122,987

Long-term Debt	109,463	109,369

Excess of Revalued Net Assets Over Stockholders’ Investment, Net	41,287	47,185

Commitments and Contingencies

Stockholders’ Investment:

Preferred Stock	—	—

Common Stock	404	396

Additional Paid-In Capital	539,904	518,326

Accumulated Other Comprehensive (Loss) Income	(2,355)	411

Accumulated Earnings	485,835	403,787

Deferred Compensation	(8,253)	(1,786)

	1,015,535	921,134

Treasury Stock	(174,972)	(139,357)

Total Stockholders’ Investment	840,563	781,777

Total Liabilities and Stockholders’ Investment	$1,394,987	$1,370,289

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2001	2000	1999

Net Cash Flows from Operating Activities:

Net earnings	$82,048	$111,514	$80,932

Adjustments to reconcile net earnings to net cash provided by operating activities:

Non-recurring cost of sales charge	25,236	—	—

Depreciation and amortization expense	59,261	44,325	31,252

Amortization of deferred compensation	650	3,219	709

Deferred taxes and utilization of NOL	20,281	23,427	7,633

Tax benefit associated with stock option exercises	998	4,156	6,800

Changes in assets and liabilities, net of Peoples Jewellers and Piercing Pagoda acquisitions:

Restricted cash	3,913	2,116	163

Customer receivables, net	—	(27,036)	(15,223)

Merchandise inventories	(46,403)	(56,209)	(57,976)

Other current assets	(5,147)	(5,715)	(7,966)

Other assets	1,952	(517)	367

Accounts payable and accrued liabilities	(47,861)	43,178	34,628

Non-current liabilities	(4,553)	(525)	(173)

Net Cash Provided by Operating Activities	90,375	141,933	81,146

Net Cash Flows from Investing Activities:

Additions to property and equipment	(87,656)	(78,618)	(59,538)

Dispositions of property and equipment	2,060	3,198	1,941

Proceeds from sale of credit card receivables, net of transaction costs	—	583,676	—

Acquisition of Peoples Jewellers, net of cash acquired	—	—	(96,662)

Acquisition of Piercing Pagoda, net of cash acquired	(239,530)	—	—

Net Cash (Used in) Provided by Investing Activities	(325,126)	508,256	(154,259)

Net Cash Flows from Financing Activities:

Net (decrease) increase in short term borrowings	—	(250,000)	250,000

Payments on Long Term Debt	(8,012)	—	—

Payments on receivables securitization facility	—	—	(380,760)

Payments on revolving credit agreement	(563,374)	(568,038)	(3,500)

Borrowings under revolving credit agreement	563,701	474,782	106,500

Debt issue and capitalized financing costs	—	(2,226)	(1,094)

Proceeds from exercise of stock options	12,445	8,042	14,244

Purchase of common stock	(38,736)	(49,997)	(49,943)

Net Cash Used in Financing Activities	(33,976)	(387,437)	(64,553)

Effect of Exchange Rate Changes on Cash	(117)	79	—

Net (Decrease) Increase in Cash and Cash Equivalents	(268,844)	262,831	(137,666)

Cash and Cash Equivalents at Beginning of Period	298,234	35,403	173,069

Cash and Cash Equivalents at End of Period	$29,390	$298,234	$35,403

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2001	July 31, 2000	July 31, 1999

Supplemental cash flow information:

Interest paid	$10,408	$32,897	$35,956

Interest received	$3,992	$1,465	$7,289

Income taxes paid (net of refunds received)	$34,886	$44,785	$39,403

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income

Balance July 31, 1998	36,400	$380	$477,657	$2,851

Net Earnings	—	—	—	—

Unrealized Loss on Securities, net	—	—	—	(285)

Cumulative Translation Adjustments	—	—	—	(2,190)

Exercise of Stock Options, net of tax benefit	1,019	10	21,034	—

Purchase of Common Stock	(1,669)	—	—	—

Contribution to 401(k) plan	52	—	(104)	—

Restricted Stock Awards	181	2	5,713	—

Deferred Compensation Amortization	—	—	—	—

Balance July 31, 1999	35,983	$392	$504,300	$376

Net Earnings	—	—	—	—

Unrealized Loss on Securities, net	—	—	—	(1,578)

Cumulative Translation Adjustments	—	—	—	1,613

Exercise of Stock Options, net of tax benefit	422	4	12,194	—

Purchase of Common Stock	(1,275)	—	—	—

Contribution to 401(k) plan	131	—	1,832	—

Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2000	35,261	$396	$518,326	$411

Net Earnings	—	—	—	—

Unrealized Loss on Securities, net	—	—	—	(20)

Cumulative Translation Adjustments	—	—	—	(2,746)

Exercise of Stock Options, net of tax benefit	485	5	13,438	—

Purchase of Common Stock	(1,272)	—	—	—

Contribution to 401(k) plan	117	—	205	—

Restricted Stock, Issued/Cancelled	224	3	7,935	—

Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2001	34,815	$404	$539,904	$(2,355)

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT – (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income

Balance July 31, 1998	$211,341	$—	$(44,168)	$648,061	$69,606

Net Earnings	80,932	—	—	80,932	80,932

Unrealized Gain on Securities, net	—	—	—	(285)	(285)

Cumulative Translation Adjustments	—	—	—	(2,190)	(2,190)

Exercise of Stock Options, net of tax benefit	—	—	—	21,044	—

Purchase of Common Stock	—	—	(49,943)	(49,943)	—

Contribution to 401(k) plan	—	—	1,386	1,282	—

Restricted Stock Awards	—	(5,715)	—	—	—

Deferred Compensation Amortization	—	710	—	710	—

Balance July 31, 1999	$292,273	$(5,005)	$(92,725)	$699,611	$78,457

Net Earnings	111,514	—	—	111,514	111,514

Unrealized Gain on Securities, net	—	—	—	(1,578)	(1,578)

Cumulative Translation Adjustments	—	—	—	1,613	1,613

Exercise of Stock Options, net of tax benefit	—	—	—	12,198	—

Purchase of Common Stock	—	—	(49,997)	(49,997)	—

Contribution to 401(k) plan	—	—	3,365	5,197	—

Deferred Compensation Amortization	—	3,219	—	3,219	—

Balance July 31, 2000	$403,787	$(1,786)	$(139,357)	$781,777	$111,549

Net Earnings	82,048	—	—	82,048	82,048

Unrealized Gain on Securities, net	—	—	—	(20)	(20)

Cumulative Translation Adjustments	—	—	—	(2,746)	(2,746)

Exercise of Stock Options, net of tax benefit	—	—	—	13,443	—

Purchase of Common Stock	—	—	(38,736)	(38,736)	—

Contribution to 401(k) plan	—	—	3,942	4,147	—

Restricted Stock, Issued/Cancelled	—	(7,117)	(821)	—	—

Deferred Compensation Amortization	—	650	—	650	—

Balance July 31, 2001	$485,835	$(8,253)	$(174,972)	$840,563	$79,282

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short term maturity of those instruments. At July 31, 2000, $3.9 million was restricted primarily by the capital requirements of Jewelers National Bank (“JNB”), the Company’s national credit card bank and consignment arrangement with certain vendors.

     Customer Receivables. Effective July 31, 2000, the Company sold, without recourse, all of its customer receivables. See “Sale of Customer Receivables”. Historically, customer receivables were classified as current assets, including amounts which were due after one year, in accordance with industry practices. Finance charge income was $106.1 million and $102.6 million for the years ended July 31, 2000 and 1999, respectively, and net earnings from credit insurance subsidiaries was $13.4 million, $13.8 million and $15.9 million for the years ended July 31, 2001, 2000 and 1999, respectively, both of which have been reflected as a reduction of Selling, General and Administrative Expenses. Finance charge and insurance charge income are recorded pursuant to the calculation set forth in the Company’s credit card agreements.

     Merchandise Inventories are stated at the lower of cost or market. Cost for inventories is determined primarily in accordance with the retail inventory method. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail method. Merchandise inventory of Peoples Jewellers are valued using the first-in, first-out (“FIFO”) retail method.

     Long Lived Assets. Intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction were to occur. Impairments were not material in the periods presented.

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

     Excess of Revalued Net Assets Over Stockholders’ Investment is being amortized over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 2001, 2000 and 1999. Accumulated amortization was $47.2 million and $41.3 million at July 31, 2001 and 2000, respectively. The Company plans to adopt SFAS No. 142 in the first quarter of fiscal 2002. As a result, the Company will recognize a cumulative effect of a change in accounting principle of approximately $41 million credit in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Revenue Recognition. The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Net Sales include amortized extended service agreements (“ESA”) which are amortized over the two year service agreement period. ESA revenue and related expenses were previously netted in selling, general and administrative expense. Prior periods sales and cost of sales have been restated to reflect ESA revenue. The amortized ESA revenues were $25.0 million, $20.8 million, and $16.8 million for the years ended July 31, 2001, 2000 and 1999, respectively, and related ESA costs were $12.5 million, $10.8 million and $9.5 million for the years ended July 31, 2001, 2000 and 1999, respectively.

     Advertising Expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated income statements. Amounts charged against operations were $78.5 million, $66.4 million and $49.0 million for the years ended July 31, 2001, 2000 and 1999, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 2001 and 2000, are $6.0 million and $6.4 million, respectively, and are classified as components of other assets in the Consolidated Balance Sheet.

     Reclassifications. The classifications in use at July 31, 2001, have been applied to the financial statements for July 31, 2000 and 1999.

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

     Derivative Financial Instruments. Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS No. 133 was immaterial to the Company’s financial statements taken as a whole. As of July 31, 2001, the Company had no foreign currency contracts outstanding.

Acquisition of Piercing Pagoda, Inc.

     On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), for approximately $203 million, plus approximately $45 million for existing debt and the assumption of certain bank debt and liabilities.

     The excess of the purchase price over the fair value of the net assets acquired, approximately $155 million, is classified as goodwill, and is being amortized on a straight line basis over twenty years. At July 31, 2001, the Company had $6.9 million of accumulated amortization relating to this goodwill. However, the Company will adopt Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in the first quarter of fiscal year 2002. As a result, goodwill related to the Company’s acquisitions will no longer be amortized, and instead will be reviewed for impairment. Assets acquired and liabilities assumed have been recorded at their estimated fair values and are subject to adjustment when additional information concerning the alignment of operations is finalized. These adjustments will relate to the cost of relocating the Piercing Pagoda head office functions to Dallas, and the Company believes these adjustments will be immaterial to the Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to Piercing Pagoda prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

     The following unaudited pro forma information presents a summary of our consolidated results of operations including Piercing Pagoda as if the acquisition was effective on August 1, 1999.

	Year Ended July 31,

	2001	2000

	(unaudited)
	(amounts in thousands, except per share amounts)

Sales	$2,098,690	$2,097,201

Net Income	81,491	120,764

Earnings Per Share	$2.34	$3.37

     The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

Merchandise Inventories

     The Company’s U.S. operations use the LIFO retail method of accounting for inventory. The LIFO provision (benefit) was $4.9 million, ($3.0) million and ($0.7) million for the years ended July 31, 2001, 2000 and 1999, respectively. The estimated cost of replacing the Company’s inventories exceeds its net LIFO cost by approximately $14.7 million and $9.8 million at July 31, 2001 and 2000, respectively. Domestic inventories on a FIFO basis were $680.9 million and $588.7 million at July 31, 2001 and 2000, respectively. The Company also maintained consigned inventory at its domestic retail locations of approximately $172.8 million and $163.8 million at July 31, 2001 and 2000, respectively.

     The Company’s Canadian operations use the FIFO retail method of accounting for inventory. Inventory net of reserves was approximately $57.9 million and $51.5 million at July 31, 2001 and 2000, respectively and consigned inventory at retail locations was approximately $13.4 million and $4.1 million at July 31, 2001 and 2000, respectively.

     Consigned inventory and related contingent obligations are not reflected in the Company’s financial statements. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales.

Sale of Customer Receivables

     Effective July 31, 2000, the Company sold its private label credit card operations and outstanding accounts receivables, without recourse, to Associates First Capital Corporation (“AFCC”) and its subsidiary Associates Credit Card Services, Inc. (“Associates”). The total purchase price for the accounts receivable was approximately $542 million. With a portion of the proceeds from this sale, the Company paid off all of its credit card related indebtedness and the Company’s receivables securitization facility was terminated. This sale was accounted for in accordance with Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     In connection with the sale of its customer receivables, the Company entered into a ten year merchant services agreement whereby Hurley State Bank (“Hurley”), a wholly owned subsidiary of AFCC, will issue private label credit cards, branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the Consolidated Balance Sheet. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement. Deferred revenues of $37.6 million and $41.8 million are included in the accompanying Consolidated Balance Sheet at July 31, 2001 and 2000, respectively.

     In connection with the sale of its customer receivables, the Company agreed pursuant to an Agreement and Plan of Merger, dated as of July 10, 2000, to merge Jewelers National Bank (“JNB”), a wholly owned subsidiary of the Company, with and into Hurley State Bank (“Hurley”), a wholly owned subsidiary of AFCC (the “Merger”). The closing of the transactions contemplated under the Agreement and Plan of Merger took place on March 8, 2001. Prior to the merger of JNB with and into Hurley, the Company sold without recourse its credit card receivables to Associates on a daily basis pursuant to an interim purchase and servicing arrangement the non-current portion of which is classified as a non-current liability on the Consolidated Balance Sheet. Following consummation of the Merger, AFCC and its affiliates assumed responsibility for JNB’s previously owned credit operations.

     As a result of the sale of the Company’s customer receivables to AFCC and the Merger, the Company’s previous credit processing service agreement with a third party servicer was terminated upon conversion to AFCC’s systems.

Investments

     Investments in debt and equity securities are reported as other assets in the Consolidated Balance Sheet. All long-term debt securities outstanding at July 31, 2001 will contractually mature within 1 to 30 years. Investments, principally from the Company’s insurance subsidiaries as of July 31, 2001 and 2000 were as follows:

	July 31, 2001	July 31, 2000

	(amounts in thousands)
U.S. government obligations	$15,300	$15,911

Corporate bonds and notes	6,741	6,168

Corporate equity securities	4,637	5,693

	$26,678	$27,772

     All investments are classified as available for sale. At July 31, 2001 and 2000, the carrying value of corporate equity securities included net unrealized gains of $1.0 million for both years. Net realized gains on investments totaled $0.3 million in 2001, $2.1 million in 2000, and $1.6 million in 1999.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Property And Equipment

     The Company’s property and equipment consists of the following:

	July 31, 2001	July 31, 2000

	(amounts in thousands)
Land	$881	$—

Building and Leasehold Improvements	169,741	133,498

Furniture and Fixtures	285,546	218,668

Construction in Progress	13,670	9,644

	469,838	361,810

Less: Accumulated Amortization and Depreciation	(173,425)	(130,555)

Total Net Property and Equipment	$296,413	$231,255

     Depreciation expense of $52.4 million, $43.6 million and $34.4 million was recorded at July 31, 2001, 2000 and 1999.

Accounts Payable, Accrued Liabilities And Non-Current Liabilities

     The Company’s accounts payable and accrued liabilities consist of the following:

	July 31, 2001	July 31, 2000

	(amounts in thousands)
Accounts Payable	$112,953	$131,664

Accrued Payroll	24,518	27,789

Accrued Taxes	26,759	23,503

Extended Warranty Deferred Revenue	29,106	24,081

Accrued Percentage Rent	21,090	18,571

Other Accruals	54,685	60,671

Total Accounts Payable and Accrued Liabilities	$269,111	$286,279

     The Company’s non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from AFCC discussed above.

     Postretirement Benefits. The Company provides medical and dental insurance benefits for all eligible retirees and spouses with benefits to the latter continuing after the death of the retiree. Substantially all of the Company’s full-time employees who were hired on or before November 14, 1994 become eligible for those benefits upon reaching age 55 while working for the Company and having ten years continuous service. The medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the postretirement benefits are recognized in selling, general and administrative expense in the Consolidated Statements of Operations over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	July 31, 2001	July 31, 2000

	(amounts in thousands)
Change in Benefit Obligation:

Benefit Obligation At Beginning Of Year	$14,194	$13,590

Service Cost	332	306

Interest Cost	1,113	1,018

Plan participant contributions	806	984

Amendments	6,546	—

Actuarial Gain	(4,476)	(45)

Benefits Paid	(1,260)	(1,659)

Benefit Obligation At End of Year	$17,255	$14,194

Change in Plan Assets:

Market value at beginning of year	$—	$—

Employer contributions	454	675

Plan participant contributions	806	984

Benefit payments	(1,260)	(1,659)

Market value at end of year	$—	$—

Funded Status	$(17,255)	$(14,194)

Unrecognized net actuarial gain	(9,607)	(5,638)

Unrecognized prior service cost	5,306	(1,079)

Adjusted Prepaid (accrued) benefit cost	$(21,556)	$(20,911)

     The weighted average assumption of the discount rate is 7.75 percent as of July 31, 2001 and 2000, respectively. For measurement purposes, an initial annual rate of increase in the per capita cost of covered non-HMO health care benefits of 8 percent and 9 percent was assumed for July 31, 2001 and July 31, 2002, respectively, with an ultimate assumed rate of 6 percent. All assumed rates of increase for HMO health care benefits were 1 percent lower.

     Components of net periodic benefit cost:

	July 31, 2001	July 31, 2000	July 31, 1999

	(amounts in thousands)
Service Cost	$332	$306	$339

Interest Cost	1,113	1,018	1,053

Amortization of Prior Service Cost	(497)	(855)	(572)

Net Periodic Benefit Cost	$948	$469	$820

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase		1-Percentage-Point Decrease

	(amounts in thousands)
Effect on total service and interest cost components	$80	5.5%	$(68)	(4.7)%

Effect on post retirement benefit obligation	$2,035	11.8%	$(1,845)	(10.7)%

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Short-Term Debt

     Zale Funding Trust Securitization. On July 15, 1999, the Company redeemed approximately $380.8 million, net of discount, aggregate principal amount of Receivables Backed Notes (“Receivables Notes”) issued by Zale Funding Trust (“ZFT”), a Delaware statutory business trust and indirect wholly owned subsidiary of the Company, to finance customer accounts receivable. The Receivables Notes were redeemed with available cash and proceeds of advances under the Company’s Revolving Credit Agreement and through the issuance of Variable Funding Notes (“Variable Notes”) to a purchaser group under a new securitization facility in the initial aggregate principal amount of $250 million. The Variable Notes were part of a 364-day liquidity facility and were secured by a lien on customer accounts receivable. In September 1999, the Company amended the original facility to increase the total aggregate amount to $350 million. On July 31, 2000, the Company redeemed the then outstanding balance of approximately $335 million aggregate principal amount of Variable Notes with the proceeds from the sale of its customer receivables and terminated its securitization facility. The Variable Notes bore interest at the market commercial paper rate plus a dealer fee of 0.05 percent. In addition, the Company paid a fee of 0.375 percent per annum on the funded portion of the facility and a commitment fee of 0.25 percent per annum on the unfunded portion.

Long-term Debt

     The Company’s long-term debt consists of the following:

	July 31, 2001	July 31, 2000

	(amounts in thousands)
Revolving Credit Agreement	$9,798	$9,744

Senior Notes	99,665	99,625

Total Long-Term Debt	$109,463	$109,369

     Revolving Credit Agreement. The Company amended and restated its unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $10 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed U.S. Dollar equivalent of $300 million.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada or neither)) plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2001, there were no amounts outstanding under the U.S. Revolving Credit Facility. At July 31, 2001, the U.S. Dollar equivalent of $9.8 million in revolving credit loans was outstanding under the Canadian Revolving Credit Facility, at an applicable interest rate on such date of 4.90 percent. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     Senior Notes. On September 23, 1997, the Company issued $100 million in aggregate principal amount of 8½ percent Senior Notes (the “Senior Notes”) due 2007. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at declining redemption prices starting at 104.25 percent of the principal amount.

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

     Scheduled maturities of long-term debt for the next five years at July 31, 2001 are as follows: 2002-$0; 2003-$0; 2004-$0; 2005-$9.8 million; 2006-$0; thereafter-$99.7 million; for a total of $109.5 million.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Lease Commitments

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company amended and extended its corporate headquarters lease for ten and one-half years starting in September 1997. The Company has the option to extend the lease for up to ten years beyond the expiration of the current lease. Lease incentives of approximately $3 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2001	2000	1999

	(amounts in thousands)
Retail Space:

Minimum Rentals	$149,671	$105,802	$88,943

Rentals Based on Sales	15,135	14,192	12,069

	164,806	119,994	101,012

Equipment and Corporate Headquarters	2,778	3,017	2,770

Total Rent Expense	$167,584	$123,011	$103,782

     Rent expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 2001, for all noncancelable leases of ongoing operations were as follows: 2002 — $148.5 million; 2003 — $137.4 million; 2004 — $128.2 million; 2005 — $116.3 million; 2006 — $100.5 million; thereafter —265.3 million; for a total of $896.2 million.

Interest

     Interest expense for the years ended July 31, 2001, 2000 and 1999 was approximately $12.1 million, $33.7 million and $37.5 million, respectively.

     Interest income for the years ended July 31, 2001, 2000 and 1999 was approximately $5.2 million, $1.5 million and $7.0 million, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2001	2000	1999

	(amounts in thousands)
Federal Income Tax Expense at Statutory Rate	$46,689	$61,242	$45,495

Amortization of Excess of Revalued Net Assets Over Stockholders’ Investment	(2,064)	(2,064)	(2,064)

Goodwill Amortization	2,658	186	186

State Income Taxes, Net of Federal Income Tax Benefit	2,899	6,044	5,128

Other	1,166	1,318	(242)

Total Income Tax Expense	$51,348	$66,726	$48,503

Effective Income Tax Rate	38.5%	37.4%	37.5%

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2001	2000	1999

	(amounts in thousands)
Current Provision:

Federal	$27,532	$39,547	$37,746

State	3,535	3,752	3,124

Total Current Provision	31,067	43,299	40,870

Deferred Provision

Federal	19,356	20,401	5,629

State	925	3,026	2,004

Total Deferred Provision	20,281	23,427	7,633

Total Income Tax Provision	$51,348	$66,726	$48,503

     As of July 31, 2001, the Company has a NOL carryforward (after limitations) of $152.9 million. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation. The NOL carryforward can be utilized through 2008.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2001 and 2000 are presented below.

	July 31, 2001	July 31, 2000

	(amounts in thousands)
Current Deferred Taxes:

Assets –

Customer receivables	$1,169	$—

Accrued liabilities	49,777	47,933

State and local taxes	4,230	1,720

Net operating loss carryforward	7,601	7,601

Other	2,156	262

Total Assets	64,933	57,516

Liabilities –

Customer receivables	—	(5,252)

Merchandise inventories, principally due to LIFO reserve	(81,062)	(74,956)

Deferred Current Tax Liability, Net	$(16,129)	$(22,692)

Non-Current Deferred Taxes:

Assets –

Property and equipment, net	$—	$4,635

Net operating loss carryforward	51,914	59,708

Postretirement benefits	7,963	7,137

Other	1,258	3,098

Total Assets	61,135	74,578

Liabilities –

Property and equipment	(4,894)	—

Goodwill	(8,537)	(10,882)

Deferred Non-Current Tax Asset, Net	$47,704	$63,696

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. There was no valuation reserve at July 31, 2001 and 2000 respectively. The Company believes that, as of July 31, 2001, the realization of the deferred income tax asset is more likely than not.

Capital Stock

     Common Stock. At July 31, 2001 and 2000, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized, and 40,419,830 shares and 39,683,674 shares, respectively, were issued, of which 34,815,150 shares and 35,260,814 shares, respectively, were outstanding.

     Preferred Stock. At July 31, 2001 and 2000, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None were issued or outstanding.

     Treasury Stock. The Company held 5,603,680 and 4,422,860 treasury shares at July 31, 2001 and 2000 respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     In June 1999, the Company completed a $50 million repurchase program, which was authorized during August 1998. Under this program, the Company repurchase 1.7 million shares in fiscal 1999.

     During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase through fiscal year 2000, up to an aggregate of $50 million of common stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million.

     On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001. The Company repurchased 1.3 million shares at an aggregate cost of $38.7 million in fiscal 2001.

     On August 7, 2001, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase throughout the fiscal year, up to an aggregate of $50 million of common stock on the open market.

     Incentive Stock Plan. As of July 31, 2001, the Company had two stock incentive plans. On July 30, 1993, the Company adopted an incentive stock option plan (the “Incentive Stock Plan”) to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 8,405,000 shares of common stock may be granted under the Incentive Stock Plan to eligible employees. The Incentive Stock Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the Incentive Stock Plan. Restricted Stock granted under the Incentive Stock Plan usually vests ratably over a four to five year vesting period and are non-transferable prior to vesting. Options granted under the Incentive Stock Plan (i) must be granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The 1995 Outside Director Stock Option Plan, (the “Director Plan”) authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Director Plan is 300,000 shares.

     During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. These shares will vest ratably on each of the anniversaries ranging from two to four years from the date of grant and are subject to restrictions on their sale or transfer. During July 2001, 250,000 shares of restricted common stock was granted to a key employee, valued at $7.9 million as of the grant date, and these shares will vest ratably over five years. In fiscal year 2001, 25,962 restricted shares were cancelled and returned to treasury stock due to the resignation of an executive. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.7 million, $3.2 million, and $0.7 million for the twelve month periods ended July 31, 2001, 2000, and 1999 respectively. Compensation expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Stock option transactions are summarized as follows:

							Weighted Average Exercise
	Shares			Grant Price			Price

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2001	2000	1999	2001	2000	1999	2001	2000	1999

Outstanding, beginning of year	3,241,313	2,912,157	3,365,757	$8.68-45.56	$8.68-43.50	$8.68-33.44	$34.70	$30.01	$22.65

Granted	1,066,650	816,500	643,500	28.22-40.13	33.91-45.56	23.88-43.50	31.82	42.97	42.17

Exercised	(485,156)	(422,669)	(1,018,775)	9.00-33.44	9.00-33.44	8.68-33.44	25.44	18.90	14.00

Canceled	(575,025)	(64,675)	(78,325)	9.74-43.72	9.74-43.50	9.74-33.44	40.54	31.17	20.22

Outstanding, end of year	3,247,782	3,241,313	2,912,157	$8.68-45.56	$8.68-45.56	$8.68-43.50	$34.10	$34.70	$30.01

     The following table summarizes information about stock options outstanding at July 31, 2001.

Options Outstanding						Options Exercisable

				Weighted	Weighted		Weighted
				Average	Average		Average
Range of Exercise			Number	Remaining Life	Exercise	Number	Exercise
Prices			Outstanding	(Years)	Price	Exercisable	Price

$4.56	—	$9.11	2,000	3	$9.00	2,000	$9.00

9.11	—	13.67	42,750	3	10.49	42,750	10.49

13.67	—	18.23	103,157	5	16.85	103,157	16.85

18.23	—	22.78	169,375	6	21.62	169,375	21.62

22.78	—	27.34	43,350	7	26.04	24,600	26.00

27.34	—	31.89	962,400	10	31.48	16,000	28.63

31.89	—	36.45	989,625	7	33.46	763,625	33.43

36.45	—	41.01	10,500	9	38.69	3,000	38.73

$41.01	—	$45.56	924,625	9	43.21	325,875	43.30

			3,247,782	8	$34.10	1,450,382	$32.21

     As of July 31, 2001, 2000 and 1999, 1,450,382, 1,315,021, and 918,448, of options outstanding were exercisable at a weighted average exercise price of $32.21, $28.69, and $23.45, respectively.

     The Company accounts for the Stock Option Plan under Accounting Principles Bulletin Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, “Accounting for Stock–Based Compensation,” the Company’s pro-forma net earnings for fiscal years 2001, 2000 and 1999 would have been (amounts in thousands) $74,244, $106,643, and $77,149 respectively, resulting in diluted earnings per share of $2.14, $2.97 and $2.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2001, 2000, and 1999 respectively: risk-free interest rate of 4.9 percent, 6.3 percent, and 5.3 percent, expected dividend yield of zero, expected lives of five years, and expected volatility of 38.9 percent, 36.0 percent, and 34.0 percent. The weighted average fair value of options granted for fiscal years 2001, 2000 and 1999 is $13.37, $18.60 and $17.34, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Earnings Per Common Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the years ended July 31, 2001, 2000 and 1999, there were antidilutive common stock equivalents of 1,846,613, 1,386,500, and 593,000, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended July 31,

	2001	2000	1999

	(amounts in thousands, except per share amounts)
Net earnings available to stockholders	$82,048	$111,514	$80,932

Basic:

Weighted average number of common shares outstanding	34,575	35,326	36,137

Earnings per common share — basic	$2.37	$3.16	$2.24

Diluted:

Weighted average number of common shares outstanding	34,575	35,326	36,137

Effect of dilutive securities:

Stock options	176	557	551

Weighted average number of common shares outstanding as adjusted	34,751	35,883	36,688

Earnings per common share-diluted	$2.36	$3.11	$2.21

Comprehensive Income

     Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the Consolidated Statements of Stockholders’ Investment.

Segments

     The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company’s six brands. Revenues of international retail operations represent approximately 7.3 percent and 8.6 percent of the Company’s revenues for fiscal 2001 and fiscal 2000, respectively. Net property and equipment of international operations, represents approximately 5.1 percent and 5.4 percent of the Company’s net property and equipment for fiscal 2001 and fiscal 2000, respectively. The Company’s international retail operations commenced with the acquisition of Peoples Jewellers effective May 23, 1999.

Non-recurring Charge

     Upon the return of Robert J. DiNicola as Chairman and Chief Executive Officer on February 21, 2001, the Company performed an in depth review to determine the inventory that was not of a quality consistent with the strategic direction of the Company’s brands. As a result of that review, the Company recorded a non-recurring charge in Cost of Sales of $25.2 million to adjust the valuation of such inventory and provide for markdowns to liquidate or sell-through the inventory.

Unusual Item — Executive Transactions

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Effective February 12, 2001, Beryl B. Raff resigned as Chairman of the Board and Chief Executive Officer. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits including accelerated vesting of certain options and restricted stock.

     Robert J. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer, effective February 21, 2001 under a three year contract with terms substantially consistent with his previous contract when he held the same position. In August 2001, the Company entered into a five year employment agreement with Mr. DiNicola effective upon Mr. DiNicola’s reelection as Chairman of the Board and Chief Executive Officer, replacing the earlier employment agreement. In April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home. In August 2001, the loan was modified and extended with the entire principal amount to be repaid in August 2006.

Commitments And Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

     In July of 2000, a suit was filed against the Company seeking class action status relating to its credit insurance operations. Management intends to vigorously defend itself against such actions and believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

     The Company has an operations services agreement for management information systems with a third-party servicer. The agreement, effective August 1, 1999, requires fixed payments totaling $34.4 million over a 60 month term and a variable amount based on usage. Management is evaluating future outsourcing opportunities, since this agreement expires at the end of fiscal 2002. The Company has an option to extend the current agreement for two consecutive one year periods.

Benefit Plans

Defined Contribution Retirement Plan

     At July 31, 2001, the Company maintained the Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. New employees are required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Under this plan, the company matches one dollar in Zale stock for every dollar an employee contributes up to four percent of annual compensation, subject to Internal Revenue Service limitations.

     Matching contributions are made on a monthly basis, and are vested immediately. The Company’s matching contributions were $4.1 million, $5.2 million and $1.3 million for fiscal years 2001, 2000 and 1999, respectively. The Company contributed 117,342 and 130,449 treasury shares to its 401(k) plan in fiscal year 2001 and 2000, respectively.

     From the date of acquisition through July 31, 2001, Piercing Pagoda employees continued to contribute to a separate defined contribution retirement plan that was in place prior to the acquisition. Effective August 1, 2001, this plan was merged with and into the Zale Corporation Savings & Investment Plan.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Non-Qualified Retirement Plan

     On September 14, 1995, the Boards of Directors of Zale and ZDel approved the preparation and implementation of the Zale Delaware, Inc. Supplemental Executive Retirement Plan (the “Plan”), which was executed on behalf of the Company February 23, 1996, to be effective as of September 15, 1995. The purpose of the Plan is to provide eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate owned life insurance policies. There is no material impact to the financial statements from this Plan.

Financial Instruments

     As cash and short-term cash investments, the revolving credit agreement, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Also, the carrying amount of the $99.7 million, net of discount, Senior Notes approximates fair value.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $26.7 million and $27.8 million, approximate market value at July 31, 2001 and July 31, 2000 respectively and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders’ investment. Net realized gains recognized for the years ended July 31, 2001, 2000 and 1999 were $0.3 million, $2.1 million, and $1.6 million, respectively.

     Concentrations of Credit Risk. As of July 31, 2001 and 2000, the Company had no significant concentrations of credit risk.

Related-Party Transactions

     One of the Company’s directors serves as a director of a company from which the Company purchased approximately $2.4 million and $2.8 million of jewelry merchandise during fiscal year 2001 and 2000, respectively. The Company believes the terms were equivalent to those of transactions with unrelated parties.

     During fiscal year 2001, the Company retained the firm of Whitehead Mann, Inc. to perform certain executive search services for the Company. Mr. A. David Brown, a member of the Company’s compensation committee and Board of Directors, serves as managing partner of Whitehead Mann. In exchange for executive search services, Whitehead Mann received fees of approximately $100,000. The Company believes the terms were equivalent to those transactions with unrelated parties.

     In August 2000, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, $2.2 million interest-bearing loan at 8.74 percent for the sole purpose of purchasing 125,000 stock options prior to their expiration. Also, in April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home. In August 2001, the loan was modified and extended with the entire principal amount to be repaid in August 2006.

     Effective March 27, 2001, the Company extended loans to Alan P. Shor, Mary Forté, and Sue E. Gove, in the amounts of $23,838, $16,685 and $16,685, respectively, to pay income taxes due on the value of restricted stock grants to each, which vested on February 25, 2001. Under the loan agreements, the named executives agreed not to sell all or a portion of the restricted stock to generate funds to pay the taxes due. In any event, the loans must be repaid by September 30, 2002. As of July 31, 2001, $23,838, $16,685 and $16,685, respectively remained outstanding on the loans.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

New Financial Accounting Pronouncements

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separate from goodwill. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition, including negative goodwill. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment and upon adoption. Negative goodwill related to future acquisitions will be recorded as an extraordinary item. The Company plans to adopt SFAS No. 142 in the first quarter of fiscal 2002. As a result, the Company expects to recognize a cumulative effect of a change in accounting principle of approximately $41 million in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment. Additionally, goodwill related to the Company’s acquisitions will no longer be amortized. This change will result in an increase to earnings of approximately $7 million in fiscal 2002. In accordance with the standard the Company will have an appraisal of its reporting units that include goodwill upon adoption to determine whether an impairment exists.

Supplemental Condensed Consolidating Financial Information

     On September 23, 1997, the Company issued $100 million in aggregate principal amount of 8½ percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2001
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,625,865	$442,377	$—	$2,068,242

Cost of Sales	—	847,533	187,437	—	1,034,970

Non-recurring Charge	—	25,236	—	—	25,236

Gross Margin	—	753,096	254,940	—	1,008,036

Selling, General and Administrative Expenses	150	627,046	177,584	—	804,780

Depreciation and Amortization Expense	—	37,457	20,833	—	58,290

Unusual Item — Executive Transactions	—	4,713	—	—	4,713

Operating Earnings (Loss)	(150)	83,880	56,523	—	140,253

Interest Expense (Income), Net	(70,286)	59,810	17,333	—	6,857

Income Before Income Taxes	70,136	24,070	39,190	—	133,396

Income Taxes	27,523	9,445	14,380	—	51,348

Earnings Before Equity in Earnings of Subsidiaries	42,613	14,625	24,810	—	82,048

Equity in Earnings of Subsidiaries	39,435	19,781	—	(59,216)	—

Net Earnings	$82,048	$34,406	$24,810	$(59,216)	$82,048

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2000
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,625,213	$189,149	$—	$1,814,362

Cost of Sales	—	836,026	94,800	—	930,826

Gross Margin	—	789,187	94,349	—	883,536

Selling, General and Administrative Expenses	150	611,354	19,183	—	630,687

Depreciation and Amortization Expense	—	31,678	10,753	—	42,431

Operating Earnings (Loss)	(150)	146,155	64,413	—	210,418

Interest Expense (Income), Net	(67,500)	77,435	22,243	—	32,178

Income Before Income Taxes	67,350	68,720	42,170	—	178,240

Income Taxes	25,408	25,926	15,392	—	66,726

Earnings Before Equity in Earnings of Subsidiaries	41,942	42,794	26,778	—	111,514

Equity in Earnings of Subsidiaries	69,572	23,231	—	(92,803)	—

Net Earnings	$111,514	$66,025	$26,778	$(92,803)	$111,514

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 1999
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,395,436	$50,198	$—	$1,445,634

Cost of Sales	—	721,547	25,116	—	746,663

Gross Margin	—	673,889	25,082	—	698,971

Selling, General and Administrative

Expenses (Income)	150	536,410	(26,990)	—	509,570

Depreciation and Amortization Expense	—	26,193	3,285	—	29,478

Operating Earnings (Loss)	(150)	111,286	48,787	—	159,923

Interest Expense (Income), Net	—	(11,718)	42,206	—	30,488

Income (Loss) Before Income Taxes	(150)	123,004	6,581	—	129,435

Income Taxes	(56)	46,254	2,305	—	48,503

Earnings (Loss) Before Equity in

Earnings of Subsidiaries	(94)	76,750	4,276	—	80,932

Equity in Earnings of Subsidiaries	81,026	4,459	—	(85,485)	—

Net Earnings	$80,932	$81,209	$4,276	$(85,485)	$80,932

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2001
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:

Cash and Cash Equivalents	$—	$11,440	$17,950	$—	$29,390

Merchandise Inventories	—	593,887	130,270	—	724,157

Other Current Assets	—	57,028	125	—	57,153

Total Current Assets	—	662,355	148,345	—	810,700

Investment in Subsidiaries	76,127	125,918	—	(202,045)	—

Property and Equipment, Net	—	254,384	42,029	—	296,413

Intercompany Receivable	859,771	—	—	(859,771)	—

Goodwill, Net	—	5,020	201,382	—	206,402

Other Assets	—	3,762	30,006	—	33,768

Deferred Tax Assets, Net	785	51,534	(4,615)	—	47,704

Total Assets	$936,683	$1,102,973	$417,147	$(1,061,816)	$1,394,987

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:

Accounts Payable and Accrued	$4,633	$236,180	$28,298	$—	$269,111

Liabilities

Deferred Tax Liability, Net	646	31,934	(16,451)	—	16,129

Total Current Liabilities	5,279	268,114	11,847	—	285,240

Non-current Liabilities	—	109,077	9,357	—	118,434

Intercompany Payable	—	706,609	153,148	(859,757)	—

Long-term Debt	99,665	—	9,798	—	109,463

Excess of Revalued Net Assets

Over Stockholders’ Investment, Net	—	41,287	—	—	41,287

Total Stockholders’ Investment	831,739	(22,114)	232,997	(202,059)	840,563

Total Liabilities and Stockholders’ Investment	$936,683	$1,102,973	$417,147	$(1,061,816)	$1,394,987

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2000
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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended July 31, 2001
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$26,291	$(194,723)	$269,413	$(10,606)	$90,375

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(76,252)	(11,404)	—	(87,656)

Dispositions of property and equipment	—	1,202	858	—	2,060

Acquisition of Piercing Pagoda Inc., net of cash acquired	—	—	(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(75,050)	(250,076)	—	(325,126)

Net Cash Flows from Financing Activities:

Payments on long term debt	—	—	(8,012)	—	(8,012)

Payments on revolving credit agreement	—	(547,050)	(16,324)	—	(563,374)

Borrowings under revolving credit agreement	—	547,050	16,651	—	563,701

Proceeds from exercise of stock options	12,445	—	—	—	12,445

Purchase of common stock	(38,736)	—	—	—	(38,736)

Dividends paid	—	—	(10,606)	10,606	—

Net Cash Used in Financing Activities	(26,291)	—	(18,291)	10,606	(33,976)

Effect of Exchange Rate Changes on Cash	—	—	(117)	—	(117)

Net (Decrease) Increase in Cash and Cash	—	(269,773)	929	—	(268,844)

Equivalents

Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$11,440	$17,950	$—	$29,390

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended July 31, 2000
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$41,955	$422,579	$(314,428)	$(8,173)	$141,933

Net Cash Flows from Investing Activities:

Additions to property and equipment	—	(71,164)	(7,454)	—	(78,618)

Dispositions of property and equipment	—	2,986	212	—	3,198

Proceeds from Sale of Credit Card Receivables	—	—	583,676	—	583,676

Net Cash (Used in) Provided by Investing Activities	—	(68,178)	576,434	—	508,256

Net Cash Flows from Financing Activities:

Net increase in short-term borrowings	—	—	(250,000)	—	(250,000)

Payments on revolving credit agreement	—	(568,038)	—	—	(568,038)

Borrowings under revolving credit agreement	—	474,782	—	—	474,782

Debt issue and capitalized financing costs	—	(2,226)	—	—	(2,226)

Proceeds from exercise of stock options	8,042	—	—	—	8,042

Purchase of common stock	(49,997)	—	—	—	(49,997)

Dividends paid	—	—	(8,173)	8,173	—

Net Cash Used in Financing Activities	(41,955)	(95,482)	(258,173)	8,173	(387,437)

Effect of Exchange Rate Changes on Cash	—	—	79	—	79

Net Increase in Cash and Cash Equivalents	—	258,919	3,912	—	262,831

Cash and Cash Equivalents at Beginning of Period	—	22,294	13,109	—	35,403

Cash and Cash Equivalents at End of Period	$—	$281,213	$17,021	$—	$298,234

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION – (continued)
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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Quarterly Results Of Operations (Unaudited)

     Unaudited quarterly results of operations for the years ended July 31, 2001 and 2000 were as follows (amounts in thousands except per share data):

	Fiscal 2001
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2000

Net sales	$417,033	$417,965	$861,442	$371,802

Gross margin	209,995	209,451	405,750	182,840

Net Earnings	2,955	3,477	71,529	4,087

Net earnings per diluted common share	$0.09	$0.10	$2.07	$0.12

	Fiscal 2000
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2000	2000	2000	1999

Net sales	$379,313	$366,582	$740,923	$327,544

Gross margin	183,351	179,286	362,251	158,648

Net Earnings	11,577	10,522	83,952	5,463

Net earnings per diluted common share	$0.32	$0.30	$2.33	$0.15

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of October, 2001.

ZALE CORPORATION

By: /s/ ROBERT J. DINICOLA Robert J. DiNicola Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. DINICOLA Robert J. DiNicola	Chairman of the Board and Chief Executive Officer (principal executive officer of the registrant)	October 5, 2001

/s/ SUE E. GOVE Sue E. Gove	Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)	October 5, 2001

/s/ MARK R. LENZ Mark R. Lenz	Senior Vice President, Controller (principal accounting officer of the registrant)	October 5, 2001

/s/ GLEN ADAMS Glen Adams	Director	October 5, 2001

/s/ A. DAVID BROWN A. David Brown	Director	October 5, 2001

/s/ PETER P. COPSES Peter P. Copses	Director	October 5, 2001

/s/ RICHARD C. MARCUS Richard C. Marcus	Director	October 5, 2001

/s/ CHARLES H. PISTOR, JR. Charles H. Pistor, Jr.	Director	October 5, 2001

/s/ ALAN P. SHOR Alan P. Shor	President and Chief Operating Officer, Director	October 5, 2001

/s/ ANDREW H. TISCH Andrew H. Tisch	Director	October 5, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Zale Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K, and have issued our report thereon dated August 27, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas,Texas,
August 27, 2001

SCHEDULE II

ZALE CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Additions			Balance At
	Beginning	Charged to			End
	of Period	Earnings	Deductions		of Period

		(amounts in thousands)
Fiscal year ended July 31, 2001 Allowance for doubtful accounts	$—	$—	$—		$—

Fiscal year ended July 31, 2000 Allowance for doubtful accounts	$76,534	$71,593	$148,127	(2)	$—

Fiscal year ended July 31, 1999 Allowance for doubtful accounts	$67,285	$72,126	$62,877	(1)	$76,534

(1)	Accounts written off, less recoveries and other adjustments.

(2)	Accounts eliminated in conjunction with the Sale of the Private Label Credit Card Business.

EXHIBIT INDEX

Exhibit No.	Description

10.3b	—	Amended and Restated Omnibus Stock Incentive Plan.

10.3c	—	Outside Directors' 1995 Stock Option Plan.

*10.11d	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.

*10.13	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Alan P. Shor.

*10.14	—	Employment Agreement, dated as of August 1, 2001 between Zale Corporation and Mary L. Forté.

*10.15	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Sue E. Gove.

10.21	—	Amendment to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.

10.22	—	Amendment and Extension to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.

21	—	Subsidiaries of the registrant.

23	—	Consent of Independent Public Accountants.