Form 10-Q
period 2001-10-31
ZALE CORP
filed 2001-12-07
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended October 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 3, 2001, 34,862,519 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I	Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Part II	Other Information:
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signature		26

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,

	2001	2000

Net Sales	$405,395	$371,802
Cost of Sales	199,391	188,945

Gross Margin	206,004	182,857
Selling, General and Administrative Expenses	195,160	160,396
Depreciation and Amortization Expense	14,612	12,999
Unusual Item — Executive Transactions	—	2,507

Operating (Loss) Earnings	(3,768)	6,955
Interest Expense, Net	2,035	254

(Loss) Earnings Before Income Taxes	(5,803)	6,701
Income Taxes	(2,153)	2,614

(Loss) Earnings Before Effect of Accounting Change	(3,650)	4,087
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	(41,287)	—

Net Earnings	$37,637	$4,087

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$(0.10)	$0.12
Net Earnings Per Share	$1.08	$0.12
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$(0.10)	$0.12
Net Earnings Per Share	$1.08	$0.12
Weighted Average Number of Common Shares Outstanding:
Basic	34,791	35,059
Diluted	34,906	35,339

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	October 31,	July 31,	October 31,
	2001	2001	2000

	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,762	$29,390	$29,819
Restricted Cash	—	—	1,003
Merchandise Inventories	902,978	724,157	865,337
Other Current Assets	63,589	57,153	44,912

Total Current Assets	996,329	810,700	941,071
Property and Equipment, Net	302,252	296,413	277,540
Goodwill, Net	215,474	206,402	235,699
Other Assets	34,330	33,768	38,034
Deferred Tax Asset, Net	47,734	47,704	64,689

Total Assets	$1,596,119	$1,394,987	$1,557,033

LIABILITIES AND STOCKHOLDERS INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$432,881	$269,111	$421,358
Deferred Tax Liability, Net	16,184	16,129	26,860

Total Current Liabilities	449,065	285,240	448,218
Non-current Liabilities	115,459	118,434	122,552
Long-term Debt	157,705	109,463	176,801
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	41,287	45,711
Commitments and Contingencies Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	404	404	396
Additional Paid-In Capital	539,839	539,904	519,013
Accumulated Other Comprehensive Income (Loss)	(6,295)	(2,355)	(2,068)
Accumulated Earnings	523,472	485,835	407,874
Deferred Compensation	(7,671)	(8,253)	(1,418)

	1,049,749	1,015,535	923,797
Treasury Stock	(175,859)	(174,972)	(160,046)

Total Stockholders’ Investment	873,890	840,563	763,751

Total Liabilities and Stockholders’ Investment	$1,596,119	$1,394,987	$1,557,033

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2001	2000

Net Cash Flows from Operating Activities:
Net earnings	$37,637	$4,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	14,691	12,074
Amortization of deferred compensation	578	368
Effect of change in accounting principle	(41,287)	—
Restricted cash	—	2,910
Merchandise inventories	(181,815)	(170,697)
Other current assets	(6,551)	1,615
Other assets	(497)	(915)
Accounts payable and accrued liabilities	155,050	106,885
Non-current liabilities	(2,975)	(138)

Net Cash Used In Operating Activities	(25,169)	(43,811)

Net Cash Flows from Investing Activities:
Additions to property and equipment	(21,904)	(24,234)
Dispositions of property and equipment	902	524
Acquisition of Piercing Pagoda, Inc., net of cash acquired	—	(239,530)

Net Cash Used In Investing Activities	(21,002)	(263,240)

Net Cash Flows from Financing Activities:
Payments on long-term debt	—	(6,924)
Payments on revolving credit agreement	(80,732)	(80,799)
Borrowings under revolving credit agreement	129,331	147,464
Proceeds from exercise of stock options	30	556
Purchase of common stock	(1,924)	(21,554)

Net Cash Provided by Financing Activities	46,705	38,743

Effect of Exchange Rate Changes on Cash	(162)	(107)
Net Increase (Decrease) in Cash and Cash Equivalents	372	(268,415)
Cash and Cash Equivalents at Beginning of Period	$29,390	$298,234

Cash and Cash Equivalents at End of Period	$29,762	$29,819

Supplemental cash flow information:
Interest paid	$4,184	$4,433
Interest received	$197	$2,711
Income taxes paid (net of refunds received)	$400	$(8,375)

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation and its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At October 31, 2001, the Company operated 2,360 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under several distinct brand names: Zales Jewelers®, Zales the Diamond Store Outlet®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering discounts off retail prices everyday in outlet malls. Gordon’s Jewelers offers contemporary merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. With the acquisition of Piercing Pagoda, Inc. in September 2000, the Company broadened its market base to include the opening price point customer, principally through kiosks throughout the United States and Puerto Rico.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month period ended October 31, 2001. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2001. The classifications in use at October 31, 2001, have been applied to the financial statements for July 31, 2001 and October 31, 2000.

     The results of operations for the three month periods ended October 31, 2001 and 2000, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year which includes the holiday selling season.

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents (options whose exercise price exceeds the average market price of the common stock in the period) of 2,802,875 and 1,347,505 for the three months ended October 31, 2001 and October 31, 2000, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
EARNINGS PER COMMON SHARE (continued)

	Three Months Ended
	October 31,

	2001	2000

	(amounts in thousands,
	except per share amounts)
Net earnings available to shareholders	$37,637	$4,087
Basic:
Weighted average number of common shares outstanding	34,791	35,059
Earnings per share before effect of accounting change	(0.10)	0.12
Net earnings per common share — basic	$1.08	$0.12

Diluted:
Weighted average number of common shares outstanding	34,791	35,059
Effect of dilutive stock options	115	280

Weighted average number of common shares outstanding as adjusted	34,906	35,339
Earnings per share before effect of accounting change	(0.10)	0.12
Net earnings per common share — diluted	$1.08	$0.12

STOCK REPURCHASE PLAN

     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of October 31, 2001, the Company had repurchased 70,000 shares at an aggregate cost of $1.9 million under this program.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three month periods ended October 31, 2001 and 2000 are as follows:

	Three Months Ended October 31,

	2001	2000

	(amounts in thousands)
Net Earnings	$37,637	$4,087
Other Comprehensive Income:
Unrealized gain on investment securities, net	114	143
Unrealized gain on derivative instruments	48	—
Cumulative translation adjustments	(4,102)	(2,622)

Total Comprehensive Income	$33,697	$1,608

EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     On July 21, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested for impairment upon adoption and reviewed for impairment at least annually thereafter. Negative goodwill related to future acquisitions will be recorded as an extraordinary item.

     The Company adopted SFAS Nos. 141 and 142 in the first quarter of fiscal 2002. As a result, upon adoption of SFAS No. 141 the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment (negative goodwill). Additionally, in accordance with SFAS No. 142, the Company is in the process of having its reporting units that include goodwill valued. The Company expects to have these valuations completed by the second quarter of fiscal year 2001.

     Also according to SFAS No. 142 guidance, goodwill related to the Company’s acquisitions is no longer amortized. As a result of the adoption of both SFAS No. 141 and 142, net amortization expense for the three month period ended October 31, 2001 decreased $0.7 million from the comparable year.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

ACQUISITION OF PIERCING PAGODA, INC.

     On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), the largest retailer of gold jewelry through kiosk stores in the United States, for approximately $203 million, plus approximately $45 million to pay down existing debt, and the assumption of certain bank debt and liabilities.

     The excess of the purchase price over the fair value of the net assets acquired, approximately $166.2 million, is classified as goodwill. In accordance with SFAS No. 142, adopted August 1, 2001, goodwill is no longer being amortized. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to the acquisition prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and working capital.

     The following unaudited pro forma information presents a summary of our consolidated results of operations including Piercing Pagoda, as if the acquisition was effective on August 1, 2000.

	Three Months Ended October 31,

	2001	2000

	(unaudited)
	(amounts in thousands, except per
	share amounts)
Sales	$405,395	$402,250
Net Earnings	37,637	3,530
Earnings Per Common Share — Diluted:
Before Effect of Change in Accounting Principle	(0.10)	0.10
Net Earnings Per Share	$1.08	$0.10

     The unaudited pro forma information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transaction had occurred on August 1, 2000, nor does it project the results of operations or financial position for any future periods or at any future date.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2001, there were approximately $48.6 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $9.4 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts to hedge forecasted inventory, advertising, and purchases relating to real estate activities incurred for each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one large financial institution rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

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

     Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss). Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings. As of October 31, 2001, the Company had $16.0 million of foreign currency contracts outstanding.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 as required for fiscal year 2003. The Company does not expect that SFAS No. 143 will have a material impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 as required in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 and does not expect that it will have a material impact on its results of operations or financial position.

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

     On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff seeks recovery of overtime pay, declaratory relief and attorneys’ fees. The Company intends to vigorously defend the action.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$370,090	$35,305	$—	$405,395
Cost of Sales	—	180,207	19,184	—	199,391

Gross Margin	—	189,883	16,121	—	206,004
Selling, General and Administrative Expenses	38	181,966	13,156	—	195,160
Depreciation and Amortization Expense	—	13,538	1,074	—	14,612

Operating Earnings (Loss)	(38)	(5,621)	1,891	—	(3,768)
Interest Expense, Net	(13,348)	15,352	31	—	2,035

Earnings (Loss) Before Income Taxes	13,310	(20,973)	1,860	—	(5,803)
Income Taxes	4,938	(7,781)	690	—	(2,153)

Earnings Before Effect of Accounting Change	8,372	(13,192)	1,170	—	(3,650)
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	8,372	28,095	1,170	—	37,637
Equity in Earnings of Subsidiaries	29,265	1,836	—	(31,101)	—

Net Earnings (Loss)	$37,637	$29,931	$1,170	$(31,101)	$37,637

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$309,917	$61,885	$—	$371,802
Cost of Sales	—	160,108	28,837	—	188,945

Gross Margin	—	149,809	33,048	—	182,857
Selling, General and Administrative Expenses	38	133,975	26,383	—	160,396
Depreciation and Amortization Expense	—	8,888	4,111	—	12,999
Unusual Item — Executive Transaction	—	2,507	—		2,507

Operating Earnings (Loss)	(38)	4,439	2,554	—	6,955
Interest Expense, Net	(17,078)	14,879	2,453	—	254

Earnings (Loss) Before Income Taxes	17,040	(10,440)	101	—	6,701
Income Taxes	7,656	(4,691)	(351)	—	2,614

Earnings Before Equity in Earnings of Subsidiaries	9,384	(5,749)	452	—	4,087
Equity in Earnings of Subsidiaries	(5,297)	650	—	4,647	—

Net Earnings (Loss)	$4,087	$(5,099)	$452	$4,647	$4,087

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

October 31, 2001
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$15,336	$14,426	$—	$29,762
Merchandise Inventories	—	823,861	79,117	—	902,978
Other Current Assets	—	58,321	5,268	—	63,589

Total Current Assets		897,518	98,811	—	996,329
Investment in Subsidiaries	101,483	349,072	—	(450,555)	—
Property and Equipment, Net	—	282,487	19,765	—	302,252
Intercompany Receivable	871,563	—	1,900	(873,463)	—
Goodwill, Net	—	164,325	51,149	—	215,474
Other Assets	—	2,595	31,735	—	34,330
Deferred Tax Assets, Net	785	47,402	(453)	—	47,734

Total Assets	$973,831	$1,743,399	$202,907	$(1,324,018)	$1,596,119

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,766	$403,077	$23,038	$—	$432,881
Deferred Tax Liability, Net	646	16,918	(1,380)	—	16,184

Total Current Liabilities	7,412	419,995	21,658	—	449,065
Non-current Liabilities	—	108,051	7,408	—	115,459
Intercompany Payable	1,276	871,773	—	(873,049)	—
Long-term Debt	99,676	48,599	9,430	—	157,705
Total Stockholders’ Investment	865,467	294,981	164,411	(450,969)	873,890

Total Liabilities and Stockholders’ Investment	$973,831	$1,743,399	$202,907	$(1,324,018)	$1,596,119

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2001
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$11,440	$17,950	$—	$29,390
Merchandise Inventories	—	593,887	130,270	—	724,157
Other Current Assets	—	57,028	125	—	57,153

Total Current Assets	—	662,355	148,345	—	810,700
Investment in Subsidiaries	76,127	125,918	—	(202,045)	—
Property and Equipment, Net	—	254,384	42,029	—	296,413
Intercompany Receivable	859,771	—	—	(859,771)	—
Goodwill, Net	—	5,020	201,382	—	206,402
Other Assets	—	3,762	30,006	—	33,768
Deferred Tax Assets, Net	785	51,534	(4,615)	—	47,704

Total Assets	$936,683	$1,102,973	$417,147	$(1,061,816)	$1,394,987

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,633	$236,180	$28,298	$—	$269,111
Deferred Tax Liability, Net	646	31,934	(16,451)	—	16,129

Total Current Liabilities	5,279	268,114	11,847	—	285,240
Non-current Liabilities	—	109,077	9,357	—	118,434
Intercompany Payable	—	706,609	153,148	(859,757)	—
Long-term Debt	99,665	—	9,798	—	109,463
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	41,287	—	—	41,287
Total Stockholders’ Investment	831,739	(22,114)	232,997	(202,059)	840,563

Total Liabilities and Stockholders’ Investment	$936,683	$1,102,973	$417,147	$(1,061,816)	$1,394,987

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$1,894	$(27,038)	$1,150	$(1,175)	$(25,169)

Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(18,484)	(3,420)	—	(21,904)
Dispositions of property and equipment	—	818	84	—	902

Net Cash Used in Investing Activities	—	(17,666)	(3,336)	—	(21,002)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(71,300)	(9,432)	—	(80,732)
Borrowings under revolving credit agreement	—	119,900	9,431	—	129,331
Proceeds from exercise of stock options	30	—	—	—	30
Purchase of common stock	(1,924)	—	—	—	(1,924)
Dividends paid	—	—	(1,175)	1,175	—

Net Cash (Used in) Provided by Financing Activities	(1,894)	48,600	(1,176)	1,175	46,705

Effect of Exchange Rate Changes on Cash	—	—	(162)	—	(162)
Net Increase (Decrease) in Cash and Cash Equivalents	—	3,896	(3,524)	—	372
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$15,336	$14,426	$—	$29,762

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 2000
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$20,998	$(315,148)	$251,623	$(1,284)	$(43,811)

Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(22,054)	(2,180)	—	(24,234)
Dispositions of property and equipment	—	398	126	—	524
Acquisition of Piercing Pagoda, net of cash acquired	—	—	(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(21,656)	(241,584)	—	(263,240)

Net Cash Flows from Financing Activities:
Payments on other long term debt	—	—	(6,924)	—	(6,924)
Payments on revolving credit agreement	—	(78,000)	(2,799)	—	(80,799)
Borrowings under revolving credit agreement	—	145,500	1,964	—	147,464
Proceeds from exercise of stock options	556	—	—	—	556
Purchase of common stock	(21,554)	—	—	—	(21,554)
Dividends paid	—	—	(1,284)	1,284	—

Net Cash Provided by (Used in) Financing Activities	(20,998)	67,500	(9,043)	1,284	38,743

Effect of Exchange Rate Changes on Cash	—	—	(107)	—	(107)
Net (Decrease) Increase in Cash and Cash Equivalents	—	(269,304)	889	—	(268,415)
Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$11,909	$17,910	$—	$29,819

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

	Three Months Ended
	October 31,

	2001	2000

Net Sales	100.0%	100.0%
Cost of Sales	49.2	50.8

Gross Margin	50.8	49.2
Selling, General and Administrative Expenses	48.1	43.1
Depreciation and Amortization Expense	3.6	3.5
Unusual Item — Executive Transaction	—	0.7

Operating Earnings	(0.9)	1.9
Interest Expense, Net	0.5	0.1

Earnings Before Income Taxes	(1.4)	1.8
Income Taxes	(0.5)	0.7

Earnings Before Effect of Accounting Change	(0.9)	1.1
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	(10.2)	—

Net Earnings	9.3%	1.1%

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

     Net Sales. Net sales for the three months ended October 31, 2001 of $405.4 million, an increase of 9.0 percent over net sales of $371.8 million for the prior year. Sales related to the kiosk operations acquired in September 2000 accounted for 7.7 percent of the total sales increase. Excluding the kiosk operations, sales increased 1.4 percent.

     Comparable store sales decreased 2.3 percent in the three months ended October 31, 2001 on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year.

     Management believes that sales were negatively affected as a result of the uncertain economic environment and the tragic events of September 11, 2001. While comparable store sales increased 5 percent from August 1 through September 10, they declined 7 percent from September 12 through October 31. Individual brand performance has been consistent, with the exception of our high-end brand, which has been sharply affected by recent events. Management expects the challenges in the high-end of the business to continue.

     Strong sales in the bridal category, despite the economic slowdown, contributed to this sales increase. The Company benefitted from strong sales in the diamond and solitaire categories, especially the certified diamonds and exclusive branded diamonds. The following items contributed to the sales increase: improved quality of product offerings; diminished reliance on clearance items; and improved inventory control which allowed stores to remain in stock on key items.

     Gross Margin. Gross Margin as a percentage of sales was 50.8 for the three months ended October 31, 2001, an increase of 1.6 percentage points over the prior year. The addition of the kiosk operations, which have a higher gross margin rate than the rest of the Company’s in-line stores, improved the gross margin by 1.0 percentage point. The remaining improvement in gross margin is primarily due to a reduced emphasis on clearance items and reduced promotional activity, resulting in lower markdowns.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 5.0 percent to 48.1 percent of sales for the three months ended October 31, 2001, from 43.1 percent of sales for the three months ended October 31, 2000. Approximately 0.7 percentage points of this increase is due to the acquisition of the kiosk operations in September 2000. This business has higher store expense as a percentage of sales.

     Excluding the kiosk operations, SG&A expenses were 46.0 percent of sales, an increase of 4.3 percentage points over the prior year. Occupancy costs increased 1.8 percent during the period due to an increase in total lease costs for both existing and new stores. This increase is primarily due to new leases with higher fixed rent and, consequently, less variable based rent during a period of slower sales.

     Other store expenses increased 2.5 percent of sales, principally due to the cost of offering more interest free programs, in the three months ended October 31, 2001 as compared to the prior year. Payroll expenses increased by 0.8 percent of sales due to an investment in store personnel, while advertising costs decreased by 0.2 percent of sales due to the Company’s effort to monitor its return on advertising investments.

     Unusual Item — Executive Transactions. The Company recorded a severance benefit charge for Robert J. DiNicola’s retirement as Chairman of the Board in September 2000. Mr. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer in the third quarter of fiscal 2001.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $1.6 million, primarily from the purchase of new assets, principally for new store openings, renovations and refurbishments. The increase from new assets is offset by the elimination of goodwill amortization and the excess of revalued net assets (negative goodwill) amortization, due to the adoption of SFAS No. 141 and 142 on August 1, 2001. As a result of the adoption of both SFAS No. 141 and 142, net amortization expense for the three month period ended October 31, 2001 decreased $0.7 million from the comparable period of the prior year.

     Interest Expense, Net. Interest Expense, Net was $2.0 million and $0.3 million for the three months ended October 31, 2001 and 2000, respectively. The increase in Interest Expense, Net is principally a result of reduced Interest Income (which offsets Interest Expense), as compared to the prior year. During the first two months of the first quarter of fiscal 2000, the Company invested cash proceeds from the sale of its customer receivables in interest earning assets. A significant portion of those cash proceeds were subsequently used to acquire Piercing Pagoda, Inc. in September 2000.

     Income Taxes. The income tax (benefit) provision for the three month periods ended October 31, 2001 and 2000 was ($2.2) million and $2.6 million, respectively, reflecting an effective tax rate of 37.1 percent and 39.0 percent, respectively. The decrease in the effective rate is principally due to the elimination of the goodwill amortization in the current year due to the adoption of SFAS Nos. 141 and 142 on August 1, 2001. The Company will realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of July 31, 2001, the Company had a remaining NOL (after limitations) of approximately $152.9 million.

     Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. In addition, upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal 2002. As a result, the Company wrote off the Excess of Revalued Net Assets Over Stockholders’ Investment (negative goodwill) of approximately $41.3 million in the first quarter of fiscal 2002.

Liquidity and Capital Resources

•     The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of October 31, 2001 and 2000, the Company had unrestricted cash and cash equivalents of $29.8 million and $29.8 million, respectively. At the same time, the Company’s borrowings as shown in long-term debt have been reduced from $176.8 million at October 31, 2000 to $157.7 million at October 31, 2001. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 42 percent and 41 percent of the Company’s annual sales were made during the three months ended January 31, 2001 and 2000, respectively, which includes the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

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

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2001, there were approximately $48.6 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $9.4 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth.

•     In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 81/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others.

Capital Growth

     As a result of current business conditions and its conservative cash management strategy, the Company has scaled back its capital expenditure plan. Accordingly, the Company will reduce fiscal year 2002 capital expenditures to approximately $55 million. Approximately $43 million will be used to open 63 new stores and kiosks, and remodel, relocate or refurbish approximately 180 locations. The Company also estimates it will make capital expenditures of approximately $12 million during fiscal year 2002 for enhancements to its management information systems and infrastructure expansion. The Revolving Credit Agreement limits the Company’s capital expenditures to $135 million for fiscal year 2002.

Other Activities Affecting Liquidity

     •     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of October 31, 2001, the Company had repurchased 70,000 shares at an aggregate cost of $1.9 million under this program.

     •     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its net operating loss (“NOL”) against current and future tax liabilities. The cash benefit realized in fiscal year 2001 was approximately $7 million. As of July 31, 2001, the Company had a NOL (after limitations) of approximately $152.9 million, which represents up to $59 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through 2008.

     •     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance, that inflation will not materially affect the Company in the future.

Cautionary Notice Regarding Forward-Looking Statements

     This Report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performance, capital expenditures, liquidity, productivity and profitability which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from those anticipated or expected results expressed in these forward looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; that the events of September 11, 2001 and related events will negatively impact the economy or the financial markets and reduce discretionary spending on such goods; that warehousing and distribution productivity and capacity can be further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in diamond prices may negatively effect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisitions and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of October 31, 2001 has not materially changed since July 31, 2001. The market risk profile on July 31, 2001 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

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

     On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff seeks recovery of overtime pay, declaratory relief and attorneys’ fees. The Company intends to vigorously defend the action.

     Otherwise, legal proceedings of the Company as of October 31, 2001 have not materially changed since July 31, 2001. Legal proceedings as of July 31, 2001 are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

     Item 4. Submission of Matters to a Vote of Security Holders

(a)	On November 2, 2001, the Annual Meeting of Stockholders of the Company was held at the Omni Park West Hotel — Dallas, Texas. There were 34,825,378 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Nominee	Votes For	Votes Withheld

Robert J. DiNicola	29,615,566	140,118
Glen Adams	29,616,237	139,447
A. David Brown	29,474,737	280,947
Peter P. Copses	29,616,187	139,497
Richard C. Marcus	29,616,187	139,497
Charles H. Pistor	29,616,015	139,669
Alan P. Shor	26,392,631	3,363,053
Andrew Tisch	29,612,587	143,097

(c)	The adoption of the amendment to the Restated Certificate of Incorporation of Zale Corporation was ratified with 28,761,198 votes for, 782,993 votes against, and 211,493 abstentions.

(d)	The appointment of Arthur Andersen LLP as Independent Public Accountants for the fiscal year ending July 31, 2002 was ratified with 29,331,063 votes for, 413,435 votes against and 11,186 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of Zale Corporation, as amended.

(b)	Reports on Form 8-K

On September 5, 2001, the Company filed a Current Report on Form 8-K under Item 9, Regulation D Disclosure, to furnish a slide presentation from a meeting with institutional investors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)

Date December 7, 2001	/s/ Mark R. Lenz Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Zale Corporation, as amended.