Form 10-Q
period 2002-01-31
ZALE CORP
filed 2002-03-08
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 1, 2002, 35,065,792 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I.	Financial Information:
Item 1.	Financial Statements
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Part II.	Other Information:
Item 1.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	30
Signature		31

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,

	2002	2001	2002	2001

Net Sales	$892,581	$861,443	$1,297,976	$1,233,246
Cost of Sales	451,379	430,440	650,770	619,386
Nonrecurring Charge	—	25,236	—	25,236

Gross Margin	441,202	405,767	647,206	588,624
Selling, General and Administrative Expenses	277,503	271,910	472,663	432,305
Depreciation and Amortization Expense	14,670	15,155	29,282	28,154
Unusual Item — Executive Transaction	—	—	—	2,507
Unusual Item — Retiree Medical Curtailment Gain	(3,502)	—	(3,502)	—

Operating Earnings	152,531	118,702	148,763	125,658
Interest Expense, Net	1,874	2,450	3,909	2,705

Earnings Before Income Taxes	150,657	116,252	144,854	122,953
Income Taxes	55,662	44,723	53,509	47,337

Earnings Before Effect of Accounting Change	94,995	71,529	91,345	75,616
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	—	(41,287)	—

Net Earnings	$94,995	$71,529	$132,632	$75,616

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$2.72	$2.08	$2.62	$2.18
Net Earnings Per Share	$2.72	$2.08	$3.81	$2.18
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$2.70	$2.07	$2.61	$2.17
Net Earnings Per Share	$2.70	$2.07	$3.79	$2.17
Weighted Average Number of Common Shares Outstanding:
Basic	34,876	34,358	34,833	34,708
Diluted	35,199	34,505	35,012	34,907

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	January 31,	July 31,	January 31,
	2002	2001	2001

	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$164,882	$29,390	$32,208
Restricted Cash	—	—	3,627
Merchandise Inventories	778,435	724,157	808,434
Other Current Assets	46,924	57,153	55,406

Total Current Assets	990,241	810,700	899,675
Property and Equipment, Net	298,175	296,413	283,688
Goodwill, Net	215,442	206,402	219,850
Other Assets	34,811	33,768	38,570
Deferred Tax Asset, Net	40,146	47,704	51,951

Total Assets	$1,578,815	$1,394,987	$1,493,734

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$374,338	$269,111	$388,010
Deferred Tax Liability, Net	18,974	16,129	3,180

Total Current Liabilities	393,312	285,240	391,190
Noncurrent Liabilities	111,186	118,434	119,763
Long-term Debt	99,686	109,463	110,796
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	41,287	44,236
Commitments and Contingencies Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	406	404	398
Additional Paid-In Capital	545,033	539,904	521,984
Accumulated Other Comprehensive (Loss) Income	(6,621)	(2,355)	293
Accumulated Earnings	618,467	485,835	479,403
Deferred Compensation	(7,225)	(8,253)	(1,266)

	1,150,060	1,015,535	1,000,812
Treasury Stock	(175,429)	(174,972)	(173,063)

Total Stockholders’ Investment	974,631	840,563	827,749

Total Liabilities and Stockholders’ Investment	$1,578,815	$1,394,987	$1,493,734

     See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2002	2001

Net Cash Flows from Operating Activities:
Net earnings	$132,632	$75,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Nonrecurring Cost of Sales Charge	—	25,236
Depreciation and amortization expense	29,423	26,905
Deferred taxes	10,403	3,099
Amortization of deferred compensation	1,024	—
Effect of change in accounting principle	(41,287)	—
Retiree Medical Curtailment Gain	(3,502)	—
Restricted cash	—	286
Merchandise inventories	(57,308)	(138,101)
Other current assets	10,112	(3,203)
Other assets	(1,520)	(2,219)
Accounts payable and accrued liabilities	97,348	68,829
Noncurrent liabilities	(3,746)	(1,134)

Net Cash Provided by Operating Activities	173,579	55,314

Net Cash Flows from Investing Activities:
Additions to property and equipment	(33,596)	(44,910)
Dispositions of property and equipment	1,941	1,748
Acquisition of Piercing Pagoda, Inc., net of cash acquired	—	(239,530)

Net Cash Used in Investing Activities	(31,655)	(282,692)

Net Cash Flows from Financing Activities:
Payments on long-term debt	—	(6,865)
Payments on revolving credit agreement	(239,656)	(428,779)
Borrowings under revolving credit agreement	230,232	429,114
Proceeds from exercise of stock options	5,080	3,554
Purchase of common stock	(1,924)	(35,640)

Net Cash Used in Financing Activities	(6,268)	(38,616)

Effect of Exchange Rate Changes on Cash	(164)	(32)
Net Increase (Decrease) in Cash and Cash Equivalents	135,492	(266,026)
Cash and Cash Equivalents at Beginning of Period	$29,390	$298,234

Cash and Cash Equivalents at End of Period	$164,882	$32,208

Supplemental cash flow information:
Interest paid	$4,453	$3,543
Interest received	$899	$739
Income taxes paid (net of refunds received)	$(5,319)	$(6,202)

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. On January 31, 2002, the Company operated 2,334 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under several distinct brand names, including: Zales Jewelers®, Zales the Diamond Store Outlet®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering discounts off retail prices everyday in outlet malls. Gordon’s Jewelers offers contemporary merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. With the acquisition of Piercing Pagoda, Inc. in September 2000, the Company broadened its market base to include the opening price point customer, principally through kiosks throughout the United States and Puerto Rico.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six month periods ended January 31, 2002. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2001. The classifications in use at January 31, 2002, have been applied to the financial statements for July 31, 2001 and January 31, 2001.

     The results of operations for the three and six month periods ended January 31, 2002 and 2001, are not necessarily indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the second quarter of the fiscal year, which includes the holiday selling season.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, LIFO, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

Merchandise Inventories - Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers is valued using the first-in, first-out (“FIFO”) retail method. The Company is required to determine the cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of July 31, 2002 may differ from interim estimates.

Revenue Recognition — The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Net Sales include extended service agreements (“ESA”) which are recognized over the period the services are expected to be performed.

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents (options whose exercise price exceeds the average market price of the common stock in the period) of 904,310 and 2,519,875 for the three months ended January 31, 2002 and January 31, 2001, respectively. There were antidilutive common stock equivalents of 922,467 and 2,507,005 for the six months ended January 31, 2002 and January 31, 2001, respectively.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)
Earnings before effect of accounting change	$94,995	$71,529	$91,345	$75,616
Net earnings available to shareholders	94,995	71,529	132,632	75,616

Basic:
Weighted average number of common shares outstanding	34,876	34,358	34,833	34,708
Earnings per share before effect of accounting change	2.72	2.08	2.62	2.18
Net earnings per common share — basic	$2.72	$2.08	$3.81	$2.18

Diluted:
Weighted average number of common shares outstanding	34,876	34,358	34,833	34,708
Effect of dilutive stock options	323	147	179	199

Weighted average number of common shares outstanding as adjusted	35,199	34,505	35,012	34,907
Earnings per share before effect of accounting change	2.70	2.07	2.61	2.17
Net earnings per common share — diluted	$2.70	$2.07	$3.79	$2.17

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

STOCK REPURCHASE PLAN

     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of January 31, 2002, the Company had repurchased 70,000 shares at an aggregate cost of $1.9 million under this program.

COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

		(amounts in thousands)
Net Earnings	$94,995	$71,529	$132,632	$75,616
Other Comprehensive Income:
Unrealized (loss) gain on investment securities, net	(313)	474	(199)	617
Unrealized (loss) gain on derivative instruments	(22)	—	26	—
Cumulative translation adjustments	9	1,887	(4,093)	(735)

Total Comprehensive Income	$94,669	$73,890	$128,366	$75,498

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

     The Company adopted SFAS Nos. 141 and 142 in the first quarter of fiscal 2002. Upon adoption of SFAS No. 141 the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment (negative goodwill). Additionally, in accordance with SFAS No. 142, the Company completed the valuations of its reporting units that include goodwill during the second quarter of fiscal year 2002. Based on these valuations, the Company concluded that no impairment of goodwill existed.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     An additional result of the adoption of both SFAS No. 141 and 142 was a decrease in net amortization expense. A reconciliation for the impact of the adoption of SFAS No. 141 and 142 to net income and earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,

	2002	2001	2002	2001

		(unaudited)
	(amounts in thousands, except per share amounts)
Net Earnings	$94,995	$71,529	$132,632	$75,616
Add back: Goodwill Amortization	—	3,157	—	5,369
Subtract: Deferred Credit Amortization	—	(1,474)	—	(2,948)
Subtract: Effect of Change in Accounting Principle	—	—	(41,287)	—

Adjusted Net Earnings	$94,995	$73,212	$91,345	$78,037

Earnings Per Common Share — Basic:
Reported Net Earnings	$2.72	$2.08	$3.81	$2.18
Goodwill Amortization	—	0.09	—	0.15
Deferred Credit Amortization	—	(0.04)	—	(0.08)
Effect of Change in Accounting Principle	—	—	(1.19)	—

Adjusted Net Earnings	$2.72	$2.13	$2.62	$2.25

Earnings Per Common Share — Diluted:
Reported Net Earnings	$2.70	$2.07	$3.79	$2.17
Goodwill Amortization	—	0.09	—	0.15
Deferred Credit Amortization	—	(0.04)	—	(0.08)
Effect of Change in Accounting Principle	—	—	(1.18)	—

Adjusted Net Earnings	$2.70	$2.12	$2.61	$2.24

UNUSUAL ITEM — RETIREE MEDICAL PLAN CURTAILMENT GAIN

     In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elect to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e. those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its Retiree Medical Plan.

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

	Three Months Ended January 31,		Six Months Ended January 31,

	2002	2001	2002	2001

	(unaudited)
	(amounts in thousands, except per share amounts)
Sales	$892,581	$861,443	$1,297,976	$1,263,693
Net Earnings	94,995	71,529	132,632	75,059
Earnings Per Common Share — Diluted:
Before Effect of Change in Accounting Principle	2.70	2.07	2.61	2.15
Net Earnings Per Share	$2.70	$2.07	$3.79	$2.15

     The unaudited pro forma information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transaction had occurred on August 1, 2000, nor does it project the results of operations or financial position for any future periods or at any future date.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

LONG-TERM DEBT

     In order to support the Company’s growth plans and seasonal borrowing needs, the Company maintains an unsecured Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility, in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the facility expires in 2005. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At January 31, 2002, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility.

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

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one large financial institution rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

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

     Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive (Loss) Income. The amounts are relieved from Other Comprehensive Income during the same period the hedged transaction is recorded in earnings. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings. The gains and losses realized for the three and six month periods ended January 31, 2002 and 2001 were immaterial to the Company’s Consolidated Statement of Operations. As of January 31, 2002, the Company had $7.9 million of foreign currency contracts outstanding. The fair value of these contracts recorded in the accompanying Consolidated Balance Sheet at January 31, 2002 is $41,400.

     The Company fixed the prices of certain electricity purchases under an electricity requirements contract. The contract is for a three-year period and is with a utility company to purchase electricity in the state of Texas. This contract qualifies as a “normal purchase” under SFAS 138; accordingly, the fair value of the contract is not required to be recorded on the balance sheet. Payments under this contract are expected to approximate $750,000 annually based on current usage patterns.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 as required for the first quarter of fiscal year 2003. The Company does not expect that SFAS No. 143 will have a material impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 as required in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144. The accounting for closed stores may have an impact on the Company’s financial statement presentation upon adoption.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management currently believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations. However, litigation involves an element of uncertainty. Future developments could result in significant changes in the litigation reserves.

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd., and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract, and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company is vigorously defending the action.

     On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff seeks recovery of overtime pay, declaratory relief and attorneys’ fees. This action is in the discovery stage and has not been certified as a class action. The Company intends to vigorously defend the action.

     The Company has established reserves based on the current status of both cases. Certification of the matters as class actions could result in adjustments to the reserves.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company has outstanding $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007. The Senior Notes are guaranteed by ZDel (the “Guarantor Subsidiary”), a wholly owned subsidiary of the Company. Such guarantee is full and unconditional with respect to ZDel. Separate financial statements of the Guarantor Subsidiary are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiary and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$817,379	$75,202	$—	$892,581
Cost of Sales	—	410,942	40,437	—	451,379

Gross Margin	—	406,437	34,765	—	441,202
Selling, General and Administrative Expenses	37	259,167	18,299	—	277,503
Depreciation and Amortization Expense	—	13,655	1,015	—	14,670
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating Earnings (Loss)	(37)	137,117	15,451	—	152,531
Interest Expense, Net	(13,348)	15,232	(10)	—	1,874

Earnings (Loss) Before Income Taxes	13,311	121,885	15,461	—	150,657
Income Taxes	4,896	45,058	5,708	—	55,662

Earnings Before Equity in Earnings of Subsidiaries	8,415	76,827	9,753	—	94,995
Equity in Earnings of Subsidiaries	86,580	3,491	—	(90,071)	—

Net Earnings (Loss)	$94,995	$80,318	$9,753	$(90,071)	$94,995

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$679,038	$182,405	$—	$861,443
Cost of Sales	—	353,767	76,673	—	430,440
Nonrecurring Charge	—	24,082	1,154	—	25,236

Gross Margin	—	301,189	104,578	—	405,767
Selling, General and Administrative Expenses	37	213,689	58,184	—	271,910
Depreciation and Amortization Expense	—	9,236	5,919	—	15,155

Operating Earnings (Loss)	(37)	78,264	40,475	—	118,702
Interest Expense, Net	(17,079)	14,373	5,156	—	2,450

Income Before Income Taxes	17,042	63,891	35,319	—	116,252
Income Taxes	5,315	25,072	14,336	—	44,723

Earnings Before Equity in Earnings of Subsidiaries	11,727	38,819	20,983	—	71,529
Equity in Earnings of Subsidiaries	59,802	16,117	—	(75,919)	—

Net Earnings	$71,529	$54,936	$20,983	$(75,919)	$71,529

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,187,469	$110,507	$—	$1,297,976
Cost of Sales	—	591,149	59,621	—	650,770

Gross Margin	—	596,320	50,886	—	647,206
Selling, General and Administrative Expenses	75	441,133	31,455	—	472,663
Depreciation and Amortization Expense	—	27,193	2,089	—	29,282
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating Earnings (Loss)	(75)	131,496	17,342	—	148,763
Interest Expense, Net	(26,696)	30,584	21	—	3,909

Earnings (Loss) Before Income Taxes	26,621	100,912	17,321	—	144,854
Income Taxes	9,834	37,277	6,398	—	53,509

Earnings Before Effect of Accounting Change	16,787	63,635	10,923	—	91,345
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	16,787	104,922	10,923	—	132,632
Equity in Earnings of Subsidiaries	115,845	5,327	—	(121,172)	—

Net Earnings (Loss)	$132,632	$110,249	$10,923	$(121,172)	$132,632

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$988,956	$244,290	$—	$1,233,246
Cost of Sales	—	513,875	105,511	—	619,386
Nonrecurring Charge	—	24,082	1,154	—	25,236

Gross Margin	—	450,999	137,625	—	588,624
Selling, General and Administrative Expenses	75	347,664	84,566	—	432,305
Depreciation and Amortization Expense	—	18,124	10,030	—	28,154
Unusual Item — Executive Transaction	—	2,507	—	—	2,507

Operating Earnings (Loss)	(75)	82,704	43,029	—	125,658
Interest Expense, Net	(34,157)	29,253	7,609	—	2,705

Income Before Income Taxes	34,082	53,451	35,420	—	122,953
Income Taxes	12,971	20,381	13,985	—	47,337

Earnings Before Equity in Earnings of Subsidiaries	21,111	33,070	21,435	—	75,616
Equity in Earnings of Subsidiaries	54,505	16,767	—	(71,272)	—

Net Earnings	$75,616	$49,837	$21,435	$(71,272)	$75,616

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

January 31, 2002
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$142,520	$22,362	$—	$164,882
Merchandise Inventories	—	709,169	69,266	—	778,435
Other Current Assets	—	41,276	5,648	—	46,924

Total Current Assets	—	892,965	97,276	—	990,241
Investment in Subsidiaries	193,674	63,761	—	(257,435)	—
Property and Equipment, Net	—	278,302	19,873	—	298,175
Intercompany Receivable	876,594	—	6,366	(882,960)	—
Goodwill, Net	—	164,325	51,117	—	215,442
Other Assets	—	1,998	32,813	—	34,811
Deferred Tax Assets, Net	785	39,814	(453)	—	40,146

Total Assets	$1,071,053	$1,441,165	$206,992	$(1,140,395)	$1,578,815

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,648	$345,350	$24,340	$—	$374,338
Deferred Tax Liability, Net	646	19,707	(1,379)	—	18,974

Total Current Liabilities	5,294	365,057	22,961	—	393,312
Non-current Liabilities	—	103,325	7,861	—	111,186
Intercompany Payable	—	879,153	3,534	(882,687)	—
Long-term Debt	99,686	—	—	—	99,686
Total Stockholders’ Investment	966,073	93,630	172,636	(257,708)	974,631

Total Liabilities and Stockholders’ Investment	$1,071,053	$1,441,165	$206,992	$(1,140,395)	$1,578,815

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(3,156)	$159,156	$19,819	$(2,240)	$173,579
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(29,891)	(3,705)	—	(33,596)
Dispositions of property and equipment	—	1,815	126	—	1,941

Net Cash Used in Investing Activities	—	(28,076)	(3,579)	—	(31,655)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(219,300)	(20,356)	—	(239,656)
Borrowings under revolving credit agreement	—	219,300	10,932	—	230,232
Proceeds from exercise of stock options	5,080	—	—	—	5,080
Purchase of common stock	(1,924)	—	—	—	(1,924)
Dividends paid	—	—	(2,240)	2,240	—

Net Cash (Used in ) Provided by Financing Activities	3,156	—	(11,664)	2,240	(6,268)

Effect of Exchange Rate Changes on Cash	—	—	(164)	—	(164)
Net Increase in Cash and Cash Equivalents	—	131,080	4,412	—	135,492
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$142,520	$22,362	$—	$164,882

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

Item 2.
ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report. We have identified the most significant accounting policies that affect our financial statements by considering those that involve the most complex or subjective decisions or assessments. We have identified our most significant accounting policies to be those related to inventory valuation, revenue recognition and use of estimates with respect to certain other matters. Those policies are described in the notes to the Consolidated Financial Statements under the heading “Significant Accounting Policies.”

Results of Operations

     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	50.6	50.0	50.1	50.2
Nonrecurring Charge	—	2.9	—	2.1

Gross Margin	49.4	47.1	49.9	47.7
Selling, General and Administrative Expenses	31.1	31.6	36.4	35.0
Depreciation and Amortization Expense	1.6	1.7	2.3	2.3
Unusual Item — Executive Transaction	—	—	—	0.2
Unusual Item-Retiree Medical Curtailment Gain	(0.4)	—	(0.3)	—

Operating Earnings	17.1	13.8	11.5	10.2
Interest Expense, Net	0.2	0.3	0.3	0.2

Earnings Before Income Taxes	16.9	13.5	11.2	10.0
Income Taxes	6.3	5.2	4.2	3.9

Earnings before effect of accounting change	10.6	8.3	7.0	6.1
Effect of change in Accounting for the write off of the Excess of Revalued Net Assets over Stockholder’s Investment	—	—	(3.2)	—

Net Earnings	10.6%	8.3%	10.2%	6.1%

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     Net Sales. Net sales for the three months ended January 31, 2002 were $892.6 million, an increase of 3.6 percent over net sales of $861.4 million for the same period in the prior year. Comparable store sales increased 1.4 percent in the three months ended January 31, 2002 over the same period in the prior year, on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year.

     Improved sales in the bridal category, despite the economic slowdown, contributed to the sales increase. The Company benefited from improved sales in the diamond and solitaire categories, especially the certified diamonds and exclusive branded diamonds. Additionally, the improved quality of the Company’s product offerings resulted in an increase in the average check over the prior year.

     There was generally a better performance of the moderate-end brands that offset the negative trend of the high-end brand, which has been sharply affected by the uncertainty of the economic environment. Management expects the challenges in the high-end of the business to continue.

     Gross Margin. Gross Margin as a percentage of sales was 49.4 for the three months ended January 31, 2002, an increase of 2.3 percentage points over the same period in the prior year. The increase is a result of the Company recording a nonrecurring charge of $25.2 million in the prior year to adjust the valuation of certain inventory that was not consistent with the strategic direction of the Company’s brands. Excluding the nonrecurring charge in the prior year, Gross Margin decreased 0.6 percentage points. Gross Margin was negatively affected by a shift of the merchandise mix to categories with lower margins, such as branded solitaires and the bridal category. The Company’s LIFO provision was $3.7 million and $2.6 million for the three months ended January 31, 2002 and 2001, respectively. As stated in Significant Accounting Policies in the notes to the Consolidated Financial Statements, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2002 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to 31.1 percent of sales for the three months ended January 31, 2002, from 31.6 percent of sales for the three months ended January 31, 2001. Occupancy costs increased 0.3 percentage points during the period due to an increase in total lease costs for both existing and new stores. This increase is primarily due to new leases with higher fixed rent. Advertising costs decreased by 1.1 percent of sales due to the Company’s effort to monitor its return on advertising investments and to offset a credit expense increase of 0.7 percent of sales, principally due to the cost of offering more interest free programs, in the three months ended January 31, 2002 than in the prior year. Corporate costs decreased by 0.3 percent due to the execution of expense management initiatives.

     Unusual Item-Retiree Medical Plan Curtailment Gain. In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elect to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e. those hired prior to November 15, 1994, if they retired at age 55 or older with 10 or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its Retiree Medical Plan.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense decreased by $0.5 million. This decrease is principally due to the elimination of goodwill amortization and the excess of revalued net assets (negative goodwill) amortization, due to the adoption of SFAS No. 141 and 142 on August 1, 2001. As a result of the adoption of both SFAS No. 141 and 142, net amortization expense for the three month period ended January 31, 2002 decreased $1.7 million from the comparable period of the prior year. This decrease is offset by the purchase of new assets, principally for new store openings, renovations and refurbishments.

     Interest Expense, Net. Interest Expense, Net was $1.9 million and $2.5 million for the three months ended January 31, 2002 and 2001, respectively. The decrease is principally a result of the Company’s improved cash position, interest income received from the investment of that cash, and reduced borrowing, as well as a decrease in interest rates. The improved cash position is principally due to increased earnings, reduced inventory levels and reduced capital expenditures.

     Income Taxes. The income tax provision for the three month periods ended January 31, 2002 and 2001 was $55.7 million and $44.7 million, respectively, reflecting an effective tax rate of 36.9 percent and 38.5 percent, respectively. The decrease in the effective rate is principally due to the elimination of the goodwill amortization in the current year due to the adoption of SFAS Nos. 141 and 142 on August 1, 2001.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

     Net Sales. Net Sales for the six months ended January 31, 2002 increased by $64.7 million to $1,298.0 million, a 5.2 percent increase over the same period in the previous year. Sales from stores open for comparable periods increased 0.3 percent in constant currencies for the six months ended January 31, 2002.

     Improved sales in the bridal category, despite the economic slowdown, contributed to the sales increase. The Company benefited from solid sales in the diamond and solitaire categories, especially the certified diamonds and exclusive branded diamonds. The Company partially attributes the strength of its diamond categories to improved merchandise quality.

     There was generally a better performance of the moderate-end brands that offset the negative trend of the high-end brand, which has been sharply affected by the uncertainty of the economic environment and the tragic events of September 11, 2001. Management expects the challenges in the high-end of the business to continue.

     Gross Margin. Gross Margin as a percentage of net sales was 49.9 percent for the six month period ending January 31, 2002, an increase of 2.2 percentage points over the same period in the prior year. The increase was principally the result of the Company recording a nonrecurring charge of $25.2 million in January 2001 to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. Excluding the nonrecurring charge, Gross Margin as a percentage of net sales increased by 0.1 percent for the six month period ending January 31, 2002, compared to the same period last year. This increase was principally due to the new kiosk operations in which the product mix has a higher gross margin. This improvement is partially offset by the merchandise mix shift to solitaires and branded merchandise. Additionally, the LIFO charge was $3.7 million and $2.6 million for the six months ended January 31, 2002 and 2001, respectively. As stated in Significant Accounting Policies, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2002 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 36.4 percent of sales for the six month period ending January 31, 2002, compared to 35.1 percent for the same period in the prior year, an increase of 1.3 percentage points. Occupancy costs increased 0.9 percentage points during the period due to an increase in total lease costs for both existing and new stores. This increase is primarily due to new leases with higher fixed rent. Advertising costs decreased by 0.8 percent of sales due to the Company’s effort to monitor its return on advertising investments, and to offset a credit expense increase of 1.1 percent of sales, principally due to the cost of offering more interest free programs, in the six months ended January 31, 2002 than in the prior year. Payroll expenses increased by 0.7 percent of sales due to an investment in store personnel. Corporate costs decreased by 0.2 percent due to the execution of expense management initiatives.

     Unusual Item-Retiree Medical Plan Curtailment Gain. In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elect to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e. those hired prior to November 15, 1994, if they retired at age 55 or older with 10 or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its retiree medical plan.

     Unusual Item — Executive Transactions. The Company recorded a severance benefit charge for Robert J. DiNicola’s retirement as Chairman of the Board in September 2000. Mr. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer in the third quarter of fiscal 2001.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $1.1 million, primarily from the purchase of new assets, principally for new store openings, renovations and refurbishments. The increase from new assets is partially offset by the elimination of goodwill amortization and the excess of revalued net assets (negative goodwill) amortization, due to the adoption of SFAS No. 141 and 142 on August 1, 2001. As a result of the adoption of both SFAS No. 141 and 142, net amortization expense for the six month period ended January 31, 2002 decreased $2.4 million from the comparable period of the prior year.

     Interest Expense, Net. Interest Expense, Net was $3.9 million and $2.7 million for the six months ended January 31, 2002 and 2001, respectively. The increase was principally a result of reduced interest income (which offsets interest expense) as compared to the same period in the prior year. During the first two months of the first quarter of fiscal 2000, the Company invested cash proceeds from the sale of its customer receivables in interest earning assets. A significant portion of those cash proceeds were subsequently used to acquire Piercing Pagoda, Inc. in September 2000 and to pay down debt.

     Income Taxes. The income tax provision for the six months ended January 31, 2002 and 2001 was $53.5 million and $47.3 million, respectively, reflecting an effective tax rate of 36.9 percent and 38.5 percent, respectively. The decrease in the effective rate is due to the elimination of nondeductible goodwill from the Piercing Pagoda acquisition.

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

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of January 31, 2002 and 2001, the Company had unrestricted cash and cash equivalents of $164.9 million and $32.2 million, respectively. The increased cash balance reflects reduced investment in inventory and capital expenditures in the current year as well as the decision not to repurchase Company stock during a period of economic uncertainty. At the same time, the Company’s borrowings as shown in long-term debt have been reduced from $110.8 million at January 31, 2001 to $99.7 million at January 31, 2002. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 42 percent and 41 percent of the Company’s annual sales were made during the three months ended January 31, 2001 and 2000, respectively, which includes the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Finance Arrangements

     In order to support the Company’s growth plans and seasonal financing requirements, the Company maintains a Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The Revolving Credit facility expires in 2005. The terms of the facility have not changed from the disclosure included in the July 31, 2001 Form 10-K. At January 31, 2002, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility. The Company is currently in compliance with all restrictive covenants under the Revolving Credit Agreement.

     In order to support the Company’s longer term capital financing requirements, the Company has outstanding $100 million of Senior Notes (the “Senior Notes”). These notes bear interest at 8 1/2 percent and are due in 2007. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The indenture related to the Senior Notes contains certain restrictive covenants, which are discussed in the July 31, 2001 Form 10-K. The Company is currently in compliance with all restrictive covenants under the Senior Notes indenture.

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

Other Activities Affecting Liquidity

•     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of January 31, 2002, the Company had repurchased 70,000 shares at an aggregate cost of $1.9 million under this program.

•     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its net operating loss (“NOL”) against current and future tax liabilities. The cash benefit realized in fiscal year 2001 was approximately $7 million. As of January 2002, the Company had a NOL (after limitations) of approximately $133.5 million, which represents up to $49 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation. The NOL can be utilized through fiscal 2008.

•     The Company has significant operating lease commitments related to leases on its store retail locations that are not reflected in the Consolidated Balance Sheet in accordance with accounting principles generally accepted in the United States. These leases generally range from five to ten years and may contain minimum rent escalations. Kiosk leases generally range from one to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.

     Future minimum rent commitments as of January 31, 2002, for all noncancelable leases of ongoing operations were as follows: Six months ended July 31, 2002 — $82.4 million; fiscal 2003 — $152.4 million; fiscal 2004 - $142.3 million; fiscal 2005 — $130.2 million; fiscal 2006 — $114.0 million; fiscal 2007 — $97.7 million; thereafter — $229.3 million; for a total of $948.4 million.

•     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories affect the Company’s interim LIFO inventory estimate. There is no assurance, that inflation will not materially affect the Company in the future.

Cautionary Notice Regarding Forward-Looking Statements

     This report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory performances, capital expenditures and liquidity, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; that warehousing and distribution productivity and capacity can be further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in diamond prices may negatively effect the business; that negative publicity regarding diamond supply may adversely impact diamond sales; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisitions and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of January 31, 2002 has not materially changed since July 31, 2001. The market risk profile on July 31, 2001 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Commodity Risk - The Company’s commodity risk exposure to diamond and gold market price fluctuation is not hedged by financial instruments. The Company addresses commodity price risk through retail price points.

Foreign Currency Contracts - The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents as that is the Company’s reporting currency.

Forward Exchange Agreements
(USD equivalent)

			Contract
	Contract	Contract	Exchange	Contract
Currency	Settlement Date	Amount	Rate	Fair Value

USD	Feb-02	$848,000	1.585	$3,730
USD	Mar-02	$1,255,000	1.585	$5,900
USD	Apr-02	$818,000	1.585	$4,170
USD	May-02	$1,228,000	1.585	$6,510
USD	Jun-02	$1,380,000	1.585	$7,590
USD	Jul-02	$938,000	1.585	$5,350
USD	Aug-02	$1,006,000	1.585	$5,730
USD	Sept-02	$427,000	1.585	$2,430

The Company generally enters into foreign currency contracts with maturity dates of twelve months or less.

Energy Contract - The Company fixed the prices of certain electricity purchases under an electricity requirements contract. The contract is for a three-year period and is with a utility company to purchase electricity in the state of Texas. This contract qualifies as a “normal purchase” under SFAS 138; accordingly, the fair value of the contract is not required to be recorded on the balance sheet. Payments under this contract are expected to approximate $750,000 annually based on current usage patterns.

Part II. Other Information

Item 1. Legal Proceedings

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

     On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff seeks recovery of overtime pay, declaratory relief and attorneys’ fees. This action is in the discovery stage and has not been certified as a class action. The Company intends to vigorously defend the action.

     Otherwise, legal proceedings of the Company as of January 31, 2002 have not materially changed since July 31, 2001. Legal proceedings as of July 31, 2001 are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Item 2. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date March 8, 2002	/s/ Mark R. Lenz
Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)