Form 10-Q
period 2002-04-30
ZALE CORP
filed 2002-06-03
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF HE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 28, 2002, 34,119,058 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I	Financial Information:

Item 1.	Financial Statements Consolidated Statements of Operations Consolidated Balance Sheets Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	3 4 5 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Part II	Other Information:

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	31

Signature		32

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net Sales	$444,360	$417,965	$1,742,336	$1,651,211
Cost of Sales	218,502	208,501	869,272	827,887
Nonrecurring Charge	—	—	—	25,236

Gross Margin	225,858	209,464	873,064	798,088
Selling, General and Administrative Expenses	197,782	185,077	670,445	617,383
Depreciation and Amortization Expense	14,520	14,520	43,802	42,674
Unusual Item — Executive Transaction	—	2,206	—	4,713
Unusual Item — Retiree Medical Curtailment Gain	—	—	(3,502)	—

Operating Earnings	13,556	7,661	162,319	133,318
Interest Expense, Net	1,425	2,012	5,335	4,715

Earnings Before Income Taxes	12,131	5,649	156,984	128,603
Income Taxes	4,481	2,172	57,989	49,510

Earnings Before Effect of Accounting Change	7,650	3,477	98,995	79,093
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	—	(41,287)	—

Net Earnings	$7,650	$3,477	$140,282	$79,093

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$0.22	$0.10	$2.85	$2.29
Net Earnings Per Share	$0.22	$0.10	$4.03	$2.29
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$0.22	$0.10	$2.83	$2.27
Net Earnings Per Share	$0.22	$0.10	$4.00	$2.27
Weighted Average Number of Common
Shares Outstanding:
Basic	34,678	34,335	34,783	34,587
Diluted	35,049	34,488	35,036	34,771

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	April 30,	July 31,	April 30,
	2002	2001	2001

	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$148,610	$29,390	$45,231
Merchandise Inventories	794,770	724,157	752,466
Other Current Assets	51,477	57,153	54,540

Total Current Assets	994,857	810,700	852,237
Property and Equipment, Net	290,761	296,413	294,598
Goodwill, Net	216,206	206,402	215,689
Other Assets	33,204	33,768	34,463
Deferred Tax Asset, Net	40,139	47,704	51,928

Total Assets	$1,575,167	$1,394,987	$1,448,915

LIABILITIES AND STOCKHOLDERS’
INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$398,281	$269,111	$306,143
Deferred Tax Liability, Net	18,953	16,129	3,201

Total Current Liabilities	417,234	285,240	309,344
Noncurrent Liabilities	111,353	118,434	119,010
Long-term Debt	99,700	109,463	150,415
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	41,287	42,762
Commitments and Contingencies
Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	406	404	399
Additional Paid-In Capital	547,218	539,904	523,394
Accumulated Other Comprehensive Loss	(5,199)	(2,355)	(2,934)
Accumulated Earnings	626,117	485,835	482,880
Deferred Compensation	(6,779)	(8,253)	(365)

	1,161,763	1,015,535	1,003,374
Treasury Stock	(214,883)	(174,972)	(175,990)

Total Stockholders’ Investment	946,880	840,563	827,384

Total Liabilities and Stockholders’ Investment	$1,575,167	$1,394,987	$1,448,915

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2002	2001

Net Cash Flows from Operating Activities:
Net earnings	$140,282	$79,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Nonrecurring cost of sales charge	—	25,236
Depreciation and amortization expense	44,187	40,459
Deferred taxes	10,403	3,099
Amortization of deferred compensation	1,470	600
Effect of change in accounting principle	(41,287)	—
Retiree medical curtailment gain	(3,502)	—
Restricted cash	—	3,913
Merchandise inventories	(72,809)	(83,631)
Other current assets	5,603	(2,347)
Other assets	(416)	621
Accounts payable and accrued liabilities	121,901	(11,660)
Noncurrent liabilities	(3,579)	(843)

Net Cash Provided by Operating Activities	202,253	54,540

Net Cash Flows from Investing Activities:
Additions to property and equipment	(41,218)	(70,723)
Dispositions of property and equipment	2,693	3,329
Acquisition of Piercing Pagoda, Inc., net of cash acquired	—	(239,530)

Net Cash Used in Investing Activities	(38,525)	(306,924)

Net Cash Flows from Financing Activities:
Payments on long-term debt	—	(6,886)
Payments on revolving credit agreement	(239,769)	(500,618)
Borrowings under revolving credit agreement	230,203	540,814
Proceeds from exercise of stock options	7,119	4,938
Purchase of common stock	(41,959)	(38,736)

Net Cash Used in Financing Activities	(44,406)	(488)

Effect of Exchange Rate Changes on Cash	(102)	(131)
Net Increase (Decrease) in Cash and Cash Equivalents	119,220	(253,003)
Cash and Cash Equivalents at Beginning of Period	$29,390	$298,234

Cash and Cash Equivalents at End of Period	$148,610	$45,231

Supplemental cash flow information:
Interest paid	$8,655	$10,245
Interest received	$1,660	$3,734
Income taxes paid (net of refunds received)	$(5,011)	$21,810

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. On April 30, 2002, the Company operated 2,311 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company operates under several distinct brand names, including: Zales Jewelers®, Zales the Diamond Store Outlet®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, and Piercing Pagoda®. Zales Jewelers provides traditional, moderately priced jewelry to a broad range of customers. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering discounts off retail prices everyday in outlet malls. Gordon’s Jewelers distinguishes itself from Zales by providing more contemporary merchandise tailored to regional preferences. Bailey Banks & Biddle Fine Jewelers operates upscale jewelry stores which are considered among the finest jewelry stores in their markets. Peoples Jewellers offers traditional, moderately priced jewelry to customers across Canada. With the acquisition of Piercing Pagoda, Inc. in September 2000, the Company broadened its market base to include the opening price point customer, principally through kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and nine month periods ended April 30, 2002. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2001. The classifications in use at April 30, 2002, have been applied to the financial statements for July 31, 2001 and April 30, 2001.

     The results of operations for the three and nine month periods ended April 30, 2002 and 2001, are not necessarily indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the second quarter of the fiscal year, which includes the holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents (options whose exercise price exceeds the average market price of the common stock in the period) of 917,250 and 2,229,255 for the three months ended April 30, 2002 and April 30, 2001, respectively. There were antidilutive common stock equivalents of 880,039 and 2,167,200 for the nine months ended April 30, 2002 and April 30, 2001, respectively.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)
Earnings before effect of accounting change	$7,650	$3,477	$98,995	$79,093
Net earnings available to shareholders	7,650	3,477	140,282	79,093

Basic:
Weighted average number of common shares outstanding	34,678	34,335	34,783	34,587
Earnings per share before effect of accounting change	0.22	0.10	2.85	2.29

Net earnings per common share — basic	$0.22	$0.10	$4.03	$2.29

Diluted:
Weighted average number of common shares outstanding	34,678	34,335	34,783	34,587
Effect of dilutive stock options	371	153	253	184

Weighted average number of common shares outstanding as adjusted	35,049	34,488	35,036	34,771
Earnings per share before effect of accounting change	0.22	0.10	2.83	2.27

Net earnings per common share — diluted	$0.22	$0.10	$4.00	$2.27

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

STOCK REPURCHASE PLAN

     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of April 30, 2002, the Company had repurchased 1.1 million shares at an aggregate cost of $42.0 million under this program.

COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and nine month periods ended April 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	(amounts in thousands)
Net Earnings	$7,650	$3,477	$140,282	$79,093
Other Comprehensive Income:
Unrealized loss on investment securities, net	(181)	(841)	(380)	(224)
Unrealized loss on derivative instruments	(74)	—	(48)	—
Cumulative translation adjustments	1,677	(2,386)	(2,416)	(3,121)

Total Comprehensive Income	$9,072	$250	$137,438	$75,748

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

     The Company adopted SFAS Nos. 141 and 142 in the first quarter of fiscal 2002. Upon adoption of SFAS No. 141 the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million in the first quarter of fiscal 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment (negative goodwill). Additionally during the second quarter of fiscal 2002, in accordance with SFAS No. 142, the Company completed the valuations of its reporting units that include goodwill during the second quarter of fiscal year 2002. Based on these valuations, the Company concluded that no impairment of goodwill existed.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     An additional result of the adoption of both SFAS No. 141 and 142 was a decrease in net amortization expense. A reconciliation for the impact of the adoption of SFAS No. 141 and 142 to net income and earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2002	2001	2002	2001

	(unaudited)
	(amounts in thousands, except per share amounts)
Net Earnings	$7,650	$3,477	$140,282	$79,093
Add back: Goodwill Amortization	—	3,230	—	8,601
Subtract: Deferred Credit Amortization	—	(1,474)	—	(4,424)
Subtract: Effect of Change in Accounting Principle	—	—	(41,287)	—

Adjusted Net Earnings	$7,650	$5,233	$98,995	$83,270

Earnings Per Common Share — Basic:
Reported Net Earnings	$0.22	$0.10	$4.03	$2.29
Goodwill Amortization	—	0.09	—	0.25
Deferred Credit Amortization	—	(0.04)	—	(0.13)
Effect of Change in Accounting Principle	—	—	(1.18)	—

Adjusted Net Earnings	$0.22	$0.15	$2.85	$2.41

Earnings Per Common Share — Diluted:
Reported Net Earnings	$0.22	$0.10	$4.00	$2.27
Goodwill Amortization	—	0.09	—	0.25
Deferred Credit Amortization	—	(0.04)	—	(0.13)
Effect of Change in Accounting Principle	—	—	(1.17)	—

Adjusted Net Earnings	$0.22	$0.15	$2.83	$2.39

UNUSUAL ITEM — RETIREE MEDICAL PLAN CURTAILMENT GAIN

     In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e. those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its Retiree Medical Plan.

RETIREMENT OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

     In March 2002, the Company announced that its Chairman and Chief Executive Officer, Robert J. DiNicola will retire from the Company at the end of the current fiscal year on July 31, 2002. Upon his retirement, Mr. DiNicola will enter into a consulting agreement with the Company. A search is currently underway for a new Chief Executive Officer, as discussed below. Mr. DiNicola initially retired from the Company in 2000, but at the request of the Board, returned as Chairman and Chief Executive Officer in February 2001.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

RELATED PARTY TRANSACTIONS

     In the third quarter of fiscal year 2002, the Company retained the firm of Whitehead Mann, Inc. to provide executive search services for the new Chief Executive Officer for the Company. Mr. A. David Brown, a member of the Company’s Board of Directors and audit committee, serves as managing partner of Whitehead Mann. In exchange for executive search services, Whitehead Mann will receive fees of approximately $300,000. The Company believes the terms of the agreement with Whitehead Mann are equivalent to those which would be likely in an executive search agreement with an unrelated party.

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

	Three Months Ended April 30,		Nine Months Ended April 30,

	2002	2001	2002	2001

	(unaudited)
	(amounts in thousands, except per share amounts)
Sales	$444,360	$417,965	$1,742,336	$1,681,658
Net Earnings	7,650	3,477	140,282	78,536
Earnings Per Common Share — Diluted:
Before Effect of Change in Accounting Principle	0.22	0.10	2.83	2.26
Net Earnings Per Share	$0.22	$0.10	$4.00	$2.26

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

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At April 30, 2002, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility.

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

     Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive (Loss) Income. The amounts are relieved from Other Comprehensive Income during the same period the hedged transaction is recorded in earnings. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings. The gains and losses realized for the three and nine month periods ended April 30, 2002 and 2001 were immaterial to the Company’s Consolidated Statement of Operations. As of April 30, 2002, the Company had $5.0 million of foreign currency contracts outstanding. The fair value of these contracts recorded in the accompanying Consolidated Balance Sheet at April 30, 2002 is ($48,200).

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd., and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract, and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company is vigorously defending the actions.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company has outstanding $100 million in aggregate principal amount of 81/2 percent Senior Notes (the “Senior Notes”) due 2007. The Senior Notes are guaranteed by ZDel (the “Guarantor Subsidiary”), a wholly owned subsidiary of the Company. Such guarantee is full and unconditional with respect to ZDel. Separate financial statements of the Guarantor Subsidiary are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiary and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$406,953	$37,407	$—	$444,360
Cost of Sales	—	198,974	19,528	—	218,502

Gross Margin	—	207,979	17,879	—	225,858
Selling, General and Administrative Expenses	38	183,452	14,292	—	197,782
Depreciation and Amortization Expense	—	13,546	974	—	14,520

Operating Earnings (Loss)	(38)	10,981	2,613	—	13,556
Interest Expense, Net	(13,348)	14,815	(42)	—	1,425

Earnings (Loss) Before Income Taxes	13,310	(3,834)	2,655	—	12,131
Income Taxes	4,917	(1,418)	982	—	4,481

Earnings Before Equity in Earnings of Subsidiaries	8,393	(2,416)	1,673	—	7,650
Equity in Earnings of Subsidiaries	(743)	2,156	—	(1,413)	—

Net Earnings (Loss)	$7,650	$(260)	$1,673	$(1,413)	$7,650

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$318,819	$99,146	$—	$417,965
Cost of Sales	—	167,262	41,239	—	208,501

Gross Margin	—	151,557	57,907	—	209,464
Selling, General and Administrative Expenses	37	139,587	45,453	—	185,077
Depreciation and Amortization Expense	—	9,107	5,413	—	14,520
Unusual Item — Executive Transactions	—	2,206	—	—	2,206

Operating Earnings (Loss)	(37)	657	7,041	—	7,661
Interest Expense, Net	(17,078)	14,211	4,879	—	2,012

Earnings (Loss) Before Income Taxes	17,041	(13,554)	2,162	—	5,649
Income Taxes	6,939	(4,843)	76	—	2,172

Earnings Before Equity in Earnings of Subsidiaries	10,102	(8,711)	2,086	—	3,477
Equity in Earnings of Subsidiaries	(6,625)	2,488	—	4,137	—

Net Earnings (Loss)	$3,477	$(6,223)	$2,086	$4,137	$3,477

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,594,422	$147,914	$—	$1,742,336
Cost of Sales	—	790,123	79,149	—	869,272

Gross Margin	—	804,299	68,765	—	873,064
Selling, General and Administrative Expenses	113	624,585	45,747	—	670,445
Depreciation and Amortization Expense	—	40,739	3,063	—	43,802
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating Earnings (Loss)	(113)	142,477	19,955	—	162,319
Interest Expense, Net	(40,044)	45,399	(20)	—	5,335

Earnings (Loss) Before Income Taxes	39,931	97,078	19,975	—	156,984
Income Taxes	14,751	35,859	7,379	—	57,989

Earnings Before Effect of Accounting Change	25,180	61,219	12,596	—	98,995
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	25,180	102,506	12,596	—	140,282
Equity in Earnings of Subsidiaries	115,102	7,483	—	(122,585)	—

Net Earnings (Loss)	$140,282	$109,989	$12,596	$(122,585)	$140,282

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarnator	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$1,307,776	$343,435	$—	$1,651,211
Cost of Sales	—	680,433	147,454	—	827,887
Nonrecurring Charge	—	25,236	—	—	25,236

Gross Margin	—	602,107	195,981	—	798,088
Selling, General and Administrative Expenses	112	486,790	130,481	—	617,383
Depreciation and Amortization Expense	—	27,231	15,443	—	42,674
Unusual Item — Executive Transaction	—	4,713	—	—	4,713

Operating Earnings (Loss)	(112)	83,373	50,057	—	133,318
Interest Expense, Net	(51,235)	43,476	12,474	—	4,715

Earnings Before Income Taxes	51,123	39,897	37,583	—	128,603
Income Taxes	19,910	15,538	14,062	—	49,510

Earnings Before Equity in Earnings of Subsidiaries	31,213	24,359	23,521	—	79,093
Equity in Earnings of Subsidiaries	47,880	19,255	—	(67,135)	—

Net Earnings	$79,093	$43,614	$23,521	$(67,135)	$79,093

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

April 30, 2002
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$127,492	$21,118	$—	$148,610
Merchandise Inventories	—	720,988	73,782	—	794,770
Other Current Assets	—	46,457	5,020	—	51,477

Total Current Assets	—	894,937	99,920	—	994,857
Investment in Subsidiaries	157,353	63,208	—	(220,561)	—
Property and Equipment, Net	—	270,549	20,212	—	290,761
Intercompany Receivable	882,885	—	8,022	(890,907)	—
Goodwill, Net	—	164,325	51,881	—	216,206
Other Assets	—	1,919	31,285	—	33,204
Deferred Tax Assets, Net	785	39,814	(460)	—	40,139

Total Assets	$1,041,023	$1,434,752	$210,860	$(1,111,468)	$1,575,167

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,532	$367,777	$27,972	$—	$398,281
Deferred Tax Liability, Net	646	19,707	(1,400)	—	18,953

Total Current Liabilities	3,178	387,484	26,572	—	417,234
Non-current Liabilities	—	102,181	9,172	—	111,353
Intercompany Payable	—	888,712	2,092	(890,804)	—
Long-term Debt	99,700	—	—	—	99,700
Total Stockholders’ Investment	938,145	56,375	173,024	(220,664)	946,880

Total Liabilities and Stockholders’ Investment	$1,041,023	$1,434,752	$210,860	$(1,111,468)	$1,575,167

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$34,840	$150,003	$19,937	$(2,527)	$202,253
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(36,543)	(4,675)	—	(41,218)
Dispositions of property and equipment	—	2,592	101	—	2,693

Net Cash Used in Investing Activities	—	(33,951)	(4,574)	—	(38,525)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(219,300)	(20,469)	—	(239,769)
Borrowings under revolving credit agreement	—	219,300	10,903	—	230,203
Proceeds from exercise of stock options	7,119	—	—	—	7,119
Purchase of common stock	(41,959)	—	—	—	(41,959)
Dividends paid	—	—	(2,527)	2,527	—

Net Cash (Used in) Provided by Financing Activities	(34,840)	—	(12,093)	2,527	(44,406)

Effect of Exchange Rate Changes on Cash	—	—	(102)	—	(102)
Net Increase in Cash and Cash Equivalents	—	116,052	3,168	—	119,220
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$127,492	$21,118	$—	$148,610

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$33,798	$(239,641)	$268,773	$(8,390)	$54,540
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(59,713)	(11,010)	—	(70,723)
Dispositions of property and equipment	—	2,470	859	—	3,329
Acquisition of Pagoda	—	—	(239,530)	—	(239,530)

Net Cash Used in Investing Activities	—	(57,243)	(249,681)	—	(306,924)

Net Cash Flows from Financing Activities:
Payments on other long-term debt	—	—	(6,886)	—	(6,886)
Borrowings under revolving credit agreement	—	523,900	16,914	—	540,814
Payments on revolving credit agreement	—	(483,900)	(16,718)	—	(500,618)
Proceeds from exercise of stock options	4,938	—	—	—	4,938
Purchase of common stock	(38,736)	—	—	—	(38,736)
Dividends paid	—	—	(8,390)	8,390	—

Net Cash (Used in) Provided by Financing Activities	(33,798)	40,000	(15,080)	8,390	(488)

Effect of Exchange Rate Changes on Cash	—	—	(131)	—	(131)
Net (Decrease) Increase in Cash and Cash Equivalents	—	(256,884)	3,881	—	(253,003)
Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$24,329	$20,902	$—	$45,231

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	49.2	49.9	49.9	50.1
Nonrecurring Charge	—	—	—	1.5

Gross Margin	50.8	50.1	50.1	48.4
Selling, General and Administrative Expenses	44.5	44.3	38.5	37.4
Depreciation and Amortization Expense	3.3	3.5	2.5	2.6
Unusual Item — Executive Transaction	—	0.5	—	0.3
Unusual Item-Retiree Medical Curtailment Gain	—	—	(0.2)	—

Operating Earnings	3.0	1.8	9.3	8.1
Interest Expense, Net	0.3	0.5	0.3	0.3

Earnings Before Income Taxes	2.7	1.3	9.0	7.8
Income Taxes	1.0	0.5	3.3	3.0

Earnings before effect of accounting change	1.7	0.8	5.7	4.8
Effect of change in Accounting for the write off of the Excess of Revalued Net Assets over Stockholder’s Investment	—	—	(2.4)	—

Net Earnings	1.7%	0.8%	8.1%	4.8%

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

     Net Sales. Net sales for the three months ended April 30, 2002 were $444.4 million, an increase of 6.3 percent over net sales of $418.0 million for the same period in the prior year. Comparable store sales increased 4.7 percent in the three months ended April 30, 2002 over the same period in the prior year, on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year.

     The sales increase is primarily due to the strength and growth in the diamond and solitaire categories. Continued improved sales of certified diamonds, exclusive branded diamonds, as well as three stone jewelry resulted in an increase in the average check across all of the core brands. The Company partially attributes the strength of its diamond categories to improved merchandise quality. Diminished reliance on clearance and promotional items over the prior year also contributed to overall average check improvement. Sales improvements are also attributed to offering more competitive, interest free credit programs to customers in fiscal year 2002.

     Positive sales performance over the prior year was led by the moderate end brands, with a slight improvement in the high-end environment. However, the Company remains cautious regarding the outlook for the business.

     Gross Margin. Gross Margin as a percentage of net sales was 50.8 for the three months ended April 30, 2002, an increase of 0.7 percentage points over the same period in the prior year.

     The increase in margin rate resulted from lower markdowns of clearance merchandise and an increase in repairs and warranty margin resulting from changes to the repair and warranty programs. These improvements were partially offset by a shift of the merchandise mix to diamond solitaire categories with lower margins.

     The Company’s LIFO provision was $0.6 million and $0.3 million for the three months ended April 30, 2002 and 2001, respectively. As stated in Critical Accounting Policies below, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual annual inflation rates and inventory balances as of July 31, 2002 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) Expenses increased to 44.5 percent of sales for the three months ended April 30, 2002, from 44.3 percent of sales for the three months ended April 30, 2001. Occupancy costs increased 0.4 percentage points during the period due to an increase in total lease costs for both existing and new stores. This increase is primarily due to new leases with higher fixed rent. Payroll expenses decreased 0.4 percentage points over the same period in the prior year. Advertising costs decreased by 1.0 percentage points due to the Company’s decision to allocate resources towards creating a more competitive credit offer. This offer resulted in a credit expense increase of 1.8 percentage points in the three months ended April 30, 2002 over the prior year. Corporate and other administrative costs decreased by 0.5 percentage points due to the execution of expense management initiatives.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense for the three months ended April 30, 2002 did not increase over the prior year. Amortization expense decreased $1.8 million over the prior year. Amortization of goodwill and the amortization of the excess of revalued net assets (negative goodwill) were discontinued due to the adoption of SFAS No. 141 and 142 on August 1, 2001. This decrease is offset by the purchase of new assets, principally for new store openings, renovations and refurbishments.

     Unusual Item — Executive Transactions. The Company recorded a severance benefit charge for Beryl B. Raff’s resignation as Chairman of the Board and Chief Executive Officer in February 2001.

     Interest Expense, Net. Interest Expense, Net was $1.4 million and $2.0 million for the three months ended April 30, 2002 and 2001, respectively. The decrease is principally a result of the Company’s improved cash position, interest income received from the investment of that cash and reduced borrowing. The improved cash position is principally due to increased earnings, leveraging of accounts payable, and reduced capital expenditures.

     Income Taxes. The income tax provision for the three month periods ended April 30, 2002 and 2001 was $4.5 million and $2.2 million, respectively, reflecting an effective tax rate of 36.9 percent and 38.4 percent, respectively. The decrease in the effective rate is principally due to the elimination of the goodwill amortization in the current year due to the adoption of SFAS Nos. 141 and 142 on August 1, 2001.

Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

     Net Sales. Net Sales for the nine months ended April 30, 2002 increased by $91.1 million to $1,742.3 million, a 5.5 percent increase over the same period in the previous year. Sales from stores open for comparable periods increased 1.4 percent in constant currencies for the nine months ended April 30, 2002.

     Improved sales in the bridal category, despite the economic slowdown, contributed to the sales increase. The Company benefited from solid sales in the diamond and solitaire categories, especially the certified diamonds and exclusive branded diamonds. The Company partially attributes the strength of its diamond categories to improved merchandise quality. Sales improvements are also attributed to offering more competitive, interest free credit programs to customers in fiscal year 2002 than in the prior year.

     There was generally a better performance of the moderate-end brands that offset the negative trend of the high-end brand, which has been affected by the uncertainty of the economic environment. Management remains cautious regarding the outlook for the business.

     Gross Margin. Gross Margin as a percentage of net sales was 50.1 percent for the nine month period ending April 30, 2002, an increase of 1.8 percentage points over the same period in the prior year. Gross Margin in fiscal year 2001 included a nonrecurring charge of $25.2 million in January 2001 to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. Excluding the nonrecurring charge, Gross Margin as a percentage of net sales remained flat for the nine month period ending April 30, 2002, compared to the same period last year. Margin was positively affected by the lower markdowns, which was a result of improved merchandise quality. This improvement was offset by the merchandise mix shift to diamond solitaire categories with lower margins.

     Additionally, the LIFO charge was $4.3 million and $2.8 million for the nine months ended April 30, 2002 and 2001, respectively. As stated in Critical Accounting Policies below, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual annual inflation rates and inventory balances as of July 31, 2002 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 38.5 percent of sales for the nine month period ending April 30, 2002, compared to 37.4 percent for the same period in the prior year, an increase of 1.1 percentage points. Occupancy costs increased 0.8 percentage points during the period due to an increase in total lease costs for both existing and new stores. This increase is primarily due to new leases with higher fixed rent. Advertising costs decreased by 0.8 percentage points due to the Company’s decision to allocate resources towards creating a more competitive credit offer. This offer resulted in a credit expense increase of 1.2 percentage points in the nine months ended April 30, 2002 over the prior year. Payroll expenses increased by 0.5 percentage points of sales due to an investment in store personnel. Corporate and other administrative costs decreased by 0.6 percentage points due to the execution of expense management initiatives.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by $1.1 million, primarily from the purchase of new assets, principally for new store openings, renovations and refurbishments. This increase is partially offset by the elimination of goodwill amortization and the excess of revalued net assets (negative goodwill) amortization, due to the adoption of SFAS No. 141 and 142 on August 1, 2001. The adoption of these standards resulted in a decrease in net amortization expense for the nine month period ended April 30, 2002 of $4.2 million.

     Unusual Item — Executive Transactions. The Company recorded a severance benefit charge for Robert J. DiNicola’s retirement as Chairman of the Board in September 2000. Mr. DiNicola was re-appointed as Chairman of the Board and Chief Executive Officer in the third quarter of fiscal 2001. The Company also recorded a severance benefit charge for Beryl B. Raff’s resignation as Chairman of the Board and Chief Executive Officer in February 2001.

     Unusual Item-Retiree Medical Plan Curtailment Gain. In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with 10 or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its retiree medical plan.

     Interest Expense, Net. Interest Expense, Net was $5.3 million and $4.7 million for the nine months ended April 30, 2002 and 2001, respectively. The increase was principally a result of reduced interest income (which offsets interest expense) as compared to the same period in the prior year. During the first two months of the first quarter of fiscal 2000, the Company invested cash proceeds from the sale of its customer receivables in interest earning assets. A significant portion of those cash proceeds were subsequently used to acquire Piercing Pagoda, Inc. in September 2000 and to pay down debt.

     Income Taxes. The income tax provision for the nine months ended April 30, 2002 and 2001 was $58.0 million and $49.5 million, respectively, reflecting an effective tax rate of 36.9 percent and 38.5 percent, respectively. The decrease in the effective rate is due to the elimination of nondeductible goodwill from the Piercing Pagoda acquisition.

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

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of April 30, 2002 and 2001, the Company had unrestricted cash and cash equivalents of $148.6 million and $45.2 million, respectively. The increased cash balance reflects a leveraging of accounts payable, including taxes payable, and reduced capital expenditures in the current year. In April 2001, the Company was repositioning its inventory by returning inventory to vendors and curbing purchases to correct an overstocked inventory position coming out of the holiday season. In contrast, the Company is purchasing new inventory in preparation for the Mothers Day holiday in 2002, resulting in an increase in inventory balances as well as accounts payable and accrued liabilities over the prior year. At the same time, the Company’s borrowings as shown in long-term debt have been reduced from $150.4 million at April 30, 2001 to $99.7 million at April 30, 2002.

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

Finance Arrangements

     In order to support the Company’s growth plans and seasonal financing requirements, the Company maintains a Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The Revolving Credit facility expires in 2005. The terms of the facility have not changed from the disclosure included in the July 31, 2001 Form 10-K. At April 30, 2002, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility. The Company is currently in compliance with all restrictive covenants under the Revolving Credit Agreement.

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

Capital Growth

     As a result of current business conditions and its conservative cash management strategy, the Company has scaled back its capital expenditure plan. Accordingly, the Company has reduced fiscal year 2002 capital expenditures to approximately $55 million. Approximately $43 million is being used to open 63 new stores and kiosks, and remodel, relocate or refurbish approximately 180 locations. The Company also estimates it will make capital expenditures of approximately $12 million during fiscal year 2002 for enhancements to its management information systems and infrastructure expansion. The Revolving Credit Agreement limits the Company’s capital expenditures to $135 million for fiscal year 2002.

Other Activities Affecting Liquidity

•     In August 2001, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2002. As of April 30, 2002, the Company had repurchased 1.1 million shares at an aggregate cost of $42.0 million under this program.

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

•     The Company has significant operating lease commitments related to leases on its store retail locations that are not reflected in the Consolidated Balance Sheet in accordance with accounting principles generally accepted in the United States. These leases generally range from five to ten years and may contain minimum rent escalations. Kiosk leases generally range from one to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales. All leases are accounted for on a straight line basis.

     Future minimum rent commitments as of April 30, 2002, for all noncancelable leases of ongoing operations were as follows: Three months ended July 31, 2002 — $42.2 million; fiscal 2003 — $155.1 million; fiscal 2004 — $144.7 million; fiscal 2005 — $132.6 million; fiscal 2006 — $116.3 million; fiscal 2007 — $99.6 million; thereafter — $238.0 million; for a total of $928.5 million.

•     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net sales, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are a primary component in determining the Company’s interim LIFO inventory estimate. There is no assurance, that inflation will not materially affect the Company in the future.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, LIFO, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Merchandise Inventories — Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers is valued using the first-in, first-out (“FIFO”) retail inventory method. The Company is required to determine the cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of July 31, 2002 may differ from interim estimates. The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management, or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such writedowns could be significant.

     Long-lived Assets and Goodwill — The Company periodically reviews long-lived assets for impairment by periodically reviewing historical store level cash flows. Goodwill is periodically reviewed for impairment by comparing the carrying value of the assets with their estimated future fair values. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. If it is determined that an impairment of the carrying value of the asset has occurred, the loss is recognized during the period. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a writedown of the carrying value of the assets located in those stores and the establishment of reserves for future lease payments.

     Revenue Recognition — The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Net Sales include extended service agreements (“ESA”) which are recognized over the period the services are performed.

Cautionary Notice Regarding Forward-Looking Statements

     This report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its merchandising and marketing strategies, capital expenditures relating to store renovation, remodeling and expansion and enhancements to management information systems and infrastructure, inventory performances, sales, and liquidity, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; that warehousing and distribution productivity and capacity can be further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold or diamond prices may negatively affect the business; that negative publicity regarding diamond supply may adversely impact diamond sales; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisitions and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that litigation may have an adverse effect on the financial results or reputation of the Company; that key personnel who have been hired or retained by the Company may depart; that any disruption in the Company’s private label credit card arrangement may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that the market risk of the Company’s financial instruments as of April 30, 2002 has not materially changed since July 31, 2001. The market risk profile on July 31, 2001 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Commodity Risk — The Company addresses commodity risk through retail price points. The Company is currently not hedging gold through financial instruments.

Foreign Currency Contracts — The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents as that is the Company’s reporting currency.

Forward Exchange Agreements

(USD equivalent)

	Contract	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Value

USD USD USD USD USD	May-02 Jun-02 Jul-02 Aug-02 Sept-02	$1,228,000 $1,380,000 $938,000 $1,006,000 $427,000	1.585 1.585 1.585 1.585 1.585	($13,070) ($13,910) ($8,920) ($8,850) ($3,460)

The Company generally enters into foreign currency contracts with maturity dates of twelve months or less.

Energy Contract — The Company fixed the prices of certain electricity purchases under an electricity requirements contract. The contract is for a three-year period and is with a utility company to purchase electricity in the State of Texas. This contract qualifies as a “normal purchase” under SFAS 138; accordingly, the fair value of the contract is not required to be recorded on the balance sheet. Payments under this contract are expected to approximate $750,000 annually based on current usage patterns.

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

     Otherwise, legal proceedings of the Company as of April 30, 2002 have not materially changed since July 31, 2001. Legal proceedings as of July 31, 2001 are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2001.

Item 2. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)

Date June 3, 2002	/s/ Mark R. Lenz Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)