Form 10-K
period 2002-07-31
ZALE CORP
filed 2002-10-02
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 17, 2002 the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,065,865,438.

     As of September 17, 2002, the registrant had outstanding 33,177,862 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

     Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s annual meeting of stockholders to be held on November 1, 2002.

PART I

ITEM 1.	BUSINESS

General

     Zale Corporation, along with its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2002, the Company operated 2,295 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under six brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet® focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States, and Mappins Jewelers® in Canada, offer contemporary jewelry merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer merchandise such as Cartier to more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall based kiosks. During the fiscal year ended July 31, 2002 (“fiscal year 2002”), the Company generated $2.2 billion of net revenues.

     The Company believes it is well-positioned to compete in the approximately $40 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that brand name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer’s reliability, credibility and commitment to customer service. The Company believes that consumers rely on known brand names to ensure quality. This assurance is especially important when consumers feel they lack the expertise to evaluate quality and value of jewelry purchases. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing, distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states, Puerto Rico and Canada, and the demographic breadth of its target customer groups may serve to reduce earnings volatility typically associated with local or regional conditions.

     The Company is incorporated in Delaware. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Its telephone number at that address is (972) 580-4000, and its internet address is www.zalecorp.com.

Business Initiatives and Strategy

     Fiscal year 2002 continued to be a rebuilding year for the Company, made even more challenging with the volatility of the external economic environment. The Company continued the merchandising discipline and cost control programs that were renewed in the second half of fiscal year 2001. Tighter controls were implemented and management closely evaluates the return on investment of all cost decisions. Thus, management believes inventory and expense structures are now consistent with projected revenue growth and market conditions. In fiscal year 2002, management focused on strengthening the core bridal and solitaire business. This business was repositioned with higher quality merchandise throughout the brands, supported with marketing dollars, an enhanced credit offering and store level training. Management believes these efforts have raised the average check.

     The Company relies on its merchandising and marketing strategies to differentiate its brands to consumers. Management has developed a key item strategy as the foundation for merchandising and marketing initiatives. Key items are selected from among the best selling products in the retail jewelry industry. The Company advertises these items heavily and works to ensure these items are available to customers at all times. In fiscal year 2002, the Company strengthened the key item approach by brand, expanding the featured “Brilliant Buy” concept across all brands. These items, that the Company believes are an exceptional value to the customer, are identified and displayed prominently throughout the store along with their prices.

     While maintaining the Company’s traditional key item approach, overall inventory management has been enhanced this year. The Company’s goal is to execute an aggressive approach to inventory management by keeping key items in stock and purchasing to a rate of sale. In late fiscal year 2001, inventory assortments were reevaluated and adjusted by brand, especially in top performing stores. Product assortments capitalize on year round gift giving, fashion and special occasions, while the focus continues to remain on the bridal category. Inventory management improvements have allowed the Company to narrow and deepen product assortment by brand. The Company believes that an element of brand integrity is to maintain an in-stock position. The current forecasting process will be enhanced by the implementation of a store level forecasting system implemented throughout fiscal year 2003.

     The Company has a buyer training program to develop and train new buyers on merchandise and Company standards. The Company also has a centralized purchasing process for each brand to ensure consistency of quality and cost. In addition, the Company leverages its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with product suppliers.

     As the industry leader, the Company capitalizes on jewelry trends, such as demand for solitaires, three-stone jewelry, white metals, and princess cut fashion jewelry. This year, solitaires helped to continue to build the bridal area. The “proprietary diamond” concept was expanded across all brands, except for Piercing Pagoda. Each concept has its own branded signature diamond, such as the Zales Diamond, Gordon’s Diamond, and Peoples Diamond. The proprietary diamond concept expanded this year to include the Zales diamond anniversary band, the Zales three-stone ring, and in the first quarter of fiscal year 2003, the Zales three stone pendant was introduced.

     The Company’s marketing efforts are designed to enhance brand identity through distinctive brand communication to the customers. The Company has created highly visible marketing programs specifically targeted in television, newspaper inserts, radio and magazines. Most of these programs are product and event-focused, usually highlighting key items as well as capitalizing on jewelry trends, such as solitaires, three-stone jewelry and princess cut fashion jewelry. The Company maintains a balance in advertising between media and targeted direct mail. While the Company believes it dominates jewelry advertising on television during the Christmas season, marketing efforts extend beyond the Holiday season to tie in with other gift-giving holidays, such as Valentine’s Day and Mother’s Day. In addition, advertising and in-store promotions are synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry-oriented holidays.

     In fiscal year 2002, the Company allocated advertising dollars towards creating a more competitive credit offering. Management attributes part of its success in raising the average check and strengthening the bridal business to this twelve-month interest free credit offering. With the successful transition of outsourcing the credit business, the Company can now offer more competitive credit programs by brand.

     The marketing strategy evolved in fiscal year 2002 to provide a fresh advertising look for every brand. The elevated importance of relationships this past year has been a key to the success of three stone jewelry with the “Past, Present, Future” message. Management believes that the recently acquired Piercing Pagoda brand’s marketing strategy holds further development opportunities. Additionally, the Company currently has an extensive database of customer names available to direct promotional material to in its target marketing programs.

     The Company’s goals for fiscal year 2003 remain consistent. Management plans to maintain a conservative new store growth plan, with a focus on increasing existing store productivity and profitability. The Company plans to improve the all-important bridal business, while maintaining a balance between bridal/solitaire and fashion jewelry sales. Further differentiation of the brands remains a top priority. The Company will continue to leverage the integrity of the brands by enhancing the proprietary diamond collections.

     Piercing Pagoda is a key component of the Company’s future growth. Management plans to leverage Piercing Pagoda’s size, corporate structure and brand credibility, with a renewed focus on ear piercing, and a more regional, updated merchandise assortment.

     The Company plans to open approximately 60 new locations, principally under the brand names Zales, Zales Outlet, and Piercing Pagoda for which it expects to incur approximately $10 million in capital expenditures during the fiscal year 2003. The Company is seeking strategic locations where it is underrepresented to solidify the Company’s core mall business, and expand into new outlet centers. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company has identified the specific malls for this planned expansion in fiscal year 2003 that satisfy the Company’s real estate strategy. The Company also plans to refurbish, remodel or relocate approximately 226 stores and kiosks at a cost of approximately $33 million during fiscal year 2003.

     In fiscal year 2003, the Company will stay focused on an effort to reduce selling, general and administrative expenses by streamlining processes and leveraging technology where possible. Initiatives include: improvement of current processes and application of new technology in areas such as merchandising, distribution and financial systems; and managing advertising expense for a better return on investment.

Current Year Events

     Retiree Medical Plan Curtailment. In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the Plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its Retiree Medical Plan.

     Retirement of Chairman of the Board and Chief Executive Officer. In March 2002, Robert J. DiNicola announced his retirement as Chief Executive Officer and Chairman of the Board of Directors, effective at the end of fiscal year 2002. Mr. DiNicola will remain as Chairman of the Board in a non-executive capacity and has entered into a consulting agreement with the Company. Effective August 1, 2002, Mary L. Forté, who served as Executive Vice President and Chief Merchandise Officer, was appointed to serve as President and Chief Executive Officer and was named a member of the Company’s Board of Directors.

     Repurchase of Senior Notes. In the fourth quarter of fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of Senior Notes. The Company recognized an $0.8 million loss related to this extinguishment of debt. This loss is reported in net interest expense on the Statement of Operations.

     Change in Certifying Accountant. In June 2002, the Company announced that the Board of Directors upon recommendation from its Audit Committee, ended the engagement of Arthur Andersen LLP as the Company’s independent public accountants, and engaged KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending July 31, 2002.

     Stock Repurchase Plan. On July 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, may purchase, up to an aggregate of $50 million of Zale common stock on the open market through July 31, 2003. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $4.4 million through July 31, 2002. In July 2002, the Company completed its fiscal year 2002 stock repurchase program, which was authorized in August 2001. Under this $50 million program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million in fiscal year 2002.

Industry

     The U.S. retail jewelry industry’s sales were approximately $40 billion in 2001. Specialty jewelry stores (such as the Company) account for over half of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. The United States Census Bureau has recorded only two years of negative growth in specialty retail jewelry store sales from 1984 to 2001. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV home shopping (such as QVC, Inc.) and computer on-line shopping.

     The U.S. retail jewelry industry is highly fragmented with the seven largest companies accounting for less than 25 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company. The Company is the largest specialty jewelry retail chain in North America, with approximately eight percent of the specialty jewelry market share, based on estimates from the United States Census Bureau. Only two other specialty jewelry retailers had greater than two percent market share.

Operations

     The Company operates principally under six brands. The following table presents total revenues, average sales per location and the number of locations for Zales, Zales the Diamond Store Outlet (Zales Outlet), Gordon’s, Bailey Banks & Biddle, Peoples (including Mappins stores), and Piercing Pagoda for the periods indicated.

	Year Ended July 31,

	2002	2001	2000

Total Revenues (in thousands)
Zales (including Zale.com)	$1,004,223	$918,725	$934,064
Zales Outlet	112,366	96,075	57,605
Gordon’s	321,120	324,199	347,148
Bailey Banks & Biddle	315,002	323,744	319,938
Peoples	147,466	150,989	155,607
Piercing Pagoda(b)	273,225	254,510	—
Insurance Revenues(a)	18,325	18,957	19,728

	$2,191,727	$2,087,199	$1,834,090

Average sales per location(c)
Zales	$1,316,000	$1,210,000	$1,280,000
Zales Outlet	1,294,000	1,266,000	1,374,000
Gordon’s	1,063,000	1,050,000	1,105,000
Bailey Banks & Biddle	2,614,000	2,825,000	2,984,000
Peoples	856,000	878,000	869,000
Piercing Pagoda(b)	312,000	N/A	N/A
Locations opened during period
Zales	18	27	35
Zales Outlet	10	16	37
Gordon’s	2	5	3
Bailey Banks & Biddle	6	11	9
Peoples	4	5	—
Piercing Pagoda(b)	8	21	—

	48	85	84

Locations closed during period
Zales	11	13	7
Zales Outlet	1	1	—
Gordon’s	6	9	9
Bailey Banks & Biddle	6	2	4
Peoples	5	1	8
Piercing Pagoda(b)	68	41	—

	97	67	28

Total Locations
Zales	757	750	736
Zales Outlet	92	83	68
Gordon’s	298	302	306
Bailey Banks & Biddle	120	120	111
Peoples	171	172	168
Piercing Pagoda(b)	857	917	—

	2,295	2,344	1,389

(a)	Data includes insurance premium revenues, which were previously included in selling, general and administrative expense. All periods have been reclassified to reflect the change.

(b)	Data from Piercing Pagoda in 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc.

(c)	Based on merchandise sales for locations open a full twelve months during the respective year.

Zales Jewelers

     Zales, the Company’s national flagship and the nation’s largest specialty jeweler, is a leading brand name in jewelry retailing in the United States. At July 31, 2002, Zales had 757 stores in 50 states and Puerto Rico. Zales average store size is 1,568 square feet, and the average selling price per unit sold is $277. The Zales brand accounted for 46 percent of the Company’s total revenues in fiscal year 2002.

     Zales’ merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal year 2002, bridal merchandise represented 37 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 63 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists generally of diamond fashion rings, certain semi-precious stones, earrings, gold chains, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection and its reputation for customer service for over 78 years fosters an image of quality and trust among consumers. While placing added emphasis on the bridal segment of the business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and watches to drive gift giving occasions throughout the year.

     Zales also introduces innovative items and capitalizes on industry trends, including platinum engagement rings, white gold, princess cut fashion jewelry and three stone jewelry. In 2001, Zales introduced the Company’s first proprietary diamond, the “Zales Diamond.” The Zales diamond is a unique, 8 sided, patented cut diamond with 82 facets for extraordinary brilliance. The exclusive “Zales” branded merchandise line was expanded to include the “Zales anniversary band” and the “Zales three stone ring,” now available in two different carat sizes in a platinum setting. The Zales three stone pendant was introduced in August 2002. Featured “Brilliant Buys” continue to maintain prominent positioning in Zales’ merchandise presentation and marketing media.

     The combination of Zales’ national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales continues to support its brand awareness through its sponsorship of the Rockefeller Center Christmas Tree Lighting. Zales serves its Internet customer through its web site Zales.com, which accounted for less than one percent of the Company’s total revenues in fiscal year 2002.

Zales the Diamond Store Outlet

     At July 31, 2002, the Company operated 92 Zales Outlet stores in 33 states and Puerto Rico, including 10 stores opened in fiscal year 2002. The average store size is 2,249 square feet, and the average selling price per unit sold is $280. Zales Outlet accounted for five percent of the Company’s total revenues in fiscal year 2002. Zales the Diamond Store Outlet benefits from Zales’ brand recognition and national advertising programs.

     The outlet concept has evolved to be one of the strongest new concepts in retail shopping today, featuring top brands in every major retail category. The Company has grown its Zales Outlet concept during the past four years and plans to continue its growth over the next several years. The merchandise assortment in a Zales Outlet store caters to the brand conscious and value-oriented female shopper, offering 20-70 percent off traditional retail prices everyday.

     Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales’ national advertising and brand recognition, Zales Outlet offers its own product line and promotional efforts are geared specifically to the outlet consumer who is both value and name brand driven. In addition to fashion forward looks in diamonds, gemstones, gold and name brand watches, Zales Outlet has been successful with certified and exclusive products. The “Lilla Diamond”, a diamond exclusive to Zales Outlet is a 98 faceted diamond set in platinum accompanied with a certification. Also, the Zales Outlet’s special collection of “Exceptional Values” offers good value on best selling items in each merchandise category.

Gordon’s Jewelers

     Gordon’s is positioned as the Company’s major regional brand. As of July 31, 2002, Gordon’s had 298 stores in 34 states and Puerto Rico. Average store size is 1,436 square feet and the average selling price per unit sold is $362. Gordon’s accounted for 15 percent of the Company’s total revenues in fiscal year 2002.

     The Company is continuing steps to differentiate Gordon’s image, including store remodeling and improved merchandise and marketing, with a focus on exclusive and certified diamond merchandise.

     Gordon’s distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of the store inventory to regional tastes. Gordon’s has selections for both the entry price point customer as well as the more discerning, established jewelry customer. Gordon’s offers a broad range of merchandise, such as diamond solitaires, bold gold, jewelry set in platinum and semi-precious gems. Gordon’s introduced the “Gordon’s Diamond,” which is exclusive to Gordon’s in August 2002. This diamond has 73 facets uniquely arranged to create a sunburst effect. Gordon’s will expand “The Gordon’s Diamond” into other categories beyond bridal in fiscal year 2003.

     Gordon’s utilizes an advertising media mix consisting primarily of radio, newspaper advertising, and direct mail. As the Gordon’s customer database continues to grow, direct mail is expected to become a greater part of the mix.

Bailey Banks & Biddle Fine Jewelers

     Established in 1832, Bailey Banks & Biddle offers high-end merchandise, exclusive designs and a prestigious shopping environment for the upscale customer. The stores are among the pre-eminent stores in their markets and carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer, while maintaining a fine jewelry selection for the mall based customer. These brands and designers include Cartier, Baume & Mercier, Mikimoto, Roberto Coin and David Yurman. The Bailey Banks & Biddle merchandise assortments emphasize the classic and traditional look and focus on diamonds, precious stones and gold jewelry, as well as watches and giftware. In fiscal year 2002, Bailey Banks & Biddle introduced the exclusive Linz Diamond. Available exclusively at Bailey Banks & Biddle, the Linz Diamond is a uniquely shaped diamond with 69 facets.

     At July 31, 2002, Bailey Banks & Biddle operated 120 upscale jewelry stores in 31 states and Puerto Rico. The Company also utilizes the trade name Zell Bros.® for one of its stores. The stores have an average selling price per unit sold of $854, have an average store size of 3,589 square feet and accounted for 14 percent of the Company’s total revenues in fiscal year 2002.

     Bailey Banks & Biddle stores rely heavily on upscale direct-mail catalogs, enabling the stores to focus on specific products for specific customers. In fiscal year 2002, Bailey Banks & Biddle continued to expand its advertising reach with a repetitive presence in nationally distributed newspapers such as The New York Times and The Wall Street Journal and high profile magazines such as Town & Country, Architectural Digest, House and Garden, In Style, Vogue, W, and Bon Appetit.

     In fiscal year 2003, Bailey Banks & Biddle will utilize targeted direct mail, home and lifestyle magazines, as well as fashion magazines to increase its customer base. Bailey Banks & Biddle also plans to expand its merchandise assortments with additional prestige brand watch lines while it will upgrade diamond quality. Bailey Banks & Biddle plans to focus on inventory selections within each merchandise category, creating the proper breadth of assortment. Additionally, it plans on enhancing the visual impact of its stores in the coming year.

Peoples Jewellers

     In May 1999, Zale Corporation acquired the Peoples Jewellers Corporation, a privately owned chain of jewelry retail outlets in Canada, operating under the banners of Peoples Jewellers and Mappins Jewellers. This operation now has 171 stores in nine provinces across Canada and enjoys the largest market share of any jewelry retailer in Canada. The stores have an average selling price per unit of $131, an average store size of 1,571 square feet and accounted for seven percent of the Company’s total revenues in fiscal year 2002.

     The primary banner, Peoples Jewellers, is one of the most recognized brand names in Canada. Peoples offers traditional jewelry at affordable prices, attracting a wide variety of Canadian customers. Peoples is targeted at customers between the ages of 25-59, with a focus on the consumer in the mall environment. Using the trademark “Peoples, the Diamond Store” in Canada, Peoples emphasizes its diamond business, while also offering a wide selection of other traditional jewelry and watch products.

     Since 2000, the Peoples brand has been building recognition using television and newspaper inserts. Over the past three years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. Seasonal newspaper insertions assisted the growth of the business in these years. Peoples will add limited mailings of focused key catalogues in the diamond and watch categories to expand this media mix in fiscal year 2003.

     In 2001, Peoples successfully launched a 128 facet brilliant cut diamond as the “Peoples Diamond”. With the growth of this solitaire product, a three-stone ring, anniversary band and other line extensions were launched successfully. In fiscal year 2003, the “Peoples Diamond” concept will expand to include a Peoples exclusive “Canadian Diamond Collection” mined, cut and polished in Canada. This unique Canadian offering will enhance the already expanded and successful bridal and anniversary categories in the Peoples chain.

     Mappins Jewellers continues to be a strong second brand in Canada. Building on a history from 1936, Mappins is recognized as a regional jeweler in key mall locations. The Mappins consumer selects from classic fashion styles at moderate prices. Since 2000, Mappins has had the benefit of focused newspaper inserts and targeted direct mail offers.

Piercing Pagoda

     Effective September 20, 2000, the Company acquired Piercing Pagoda, Inc., the largest retailer of gold jewelry principally through kiosk locations in the United States. At July 31, 2002, Piercing Pagoda operated 857 locations in 44 states and Puerto Rico, under the names Piercing Pagoda, Plum Gold, Silver and Gold Connection and Diamond Isle. Piercing Pagoda represented 12 percent of total revenues in fiscal year 2002. Piercing Pagoda offers an extensive collection of popularly priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver and diamond jewelry, all basic styles at everyday low prices. In addition, ear piercing services are performed by trained associates on site. The Piercing Pagoda locations are generally located in high traffic concourses of regional shopping malls.

     The kiosk locations average 188 square feet in size and are easily accessible and visible within malls. In fiscal year 2002, the average price per unit was $25. The kiosks focus on the opening price point customer.

     In fiscal year 2003, there will be renewed focus on ear-piercing, and a more regional, updated merchandise assortment to drive traffic and brand equity. The Company plans to market Piercing Pagoda as the authority in ear piercing. Additionally, an updated kiosk design is expected to improve productivity and allow for greater merchandise capacity.

Insurance Affiliates

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. In fiscal year 2002, over 41 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company’s retail sales on its private label credit cards. Under the current private label arrangement with Citi Commerce Solutions, the Company’s insurance affiliates continue to provide insurance to holders of the Company’s private label credit cards and receive payments for such insurance products. Insurance premium revenues of $18.3 million, $19.0 million, and $19.7 million for fiscal years ended July 31, 2002, 2001 and 2000, respectively are included in total revenues.

Store Operations

     The Company’s stores are designed to create an attractive environment, to make shopping convenient and enjoyable, and to maximize operating efficiencies. The Company pays careful attention to store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases to maximize merchandise presentation. Promotional displays are changed periodically to provide variety or to reflect seasonal events.

     Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including sales and certain personnel matters. Non-sales administrative matters, including purchasing, credit operations and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each store also offers standard warranties and return policies and provides extended warranty coverage that may be purchased at the customer’s option.

     The Company has implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. The Company screens employment applicants and provides its store personnel with training in loss prevention. Despite such precautions, the Company experiences losses from theft from time to time and maintains insurance to cover such external losses.

     The Company believes it is important to provide knowledgeable and responsive customer service. There continues to be a strong focus on connecting with the customer, both through advertising and once the customer is in the store. The goal is to service the customer from the first sale to maintaining a customer connection through client services. The Company recently consolidated previously fragmented customer service departments into a single customer service call center to more effectively address customer phone calls. The Company has employee training programs, including training in sales techniques for new employees, on-the-job training and management training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization, from sales associate to buyer.

Purchasing and Inventory

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at the corporate headquarters. The Company either purchases merchandise from its vendors or obtains merchandise on consignment. Consignment inventory historically consists of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. The Company had approximately $162.2 million and $186.2 million of consignment inventory on hand at July 31, 2002 and 2001, respectively. During fiscal years 2002 and 2001, the Company purchased approximately 34 percent and 35 percent, respectively, of its merchandise from its top five vendors, including more than 12 percent from its top vendor.

     The Company historically has not engaged in any substantial amount of hedging activities with respect to merchandise held in inventory, as commodity prices have remained relatively stable. The Company is not subject to substantial currency fluctuations because most purchases are U.S. dollar denominated. The Company continually reviews its position on hedging and will take steps to hedge certain commodity components or currency positions if appropriate. The Company has entered into forward exchange hedge contracts to minimize the market risk from currency exchange rate exposure.

Proprietary Credit

     The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. Approximately 44 percent and 40 percent of the Company’s net sales from operations excluding Piercing Pagoda, which does not offer proprietary credit, were generated by credit sales on these credit cards in fiscal year 2002 and 2001, respectively. In fiscal year 2002, the Company expanded its offer of its twelve-month interest free credit plan to its customers to encompass non-holiday periods that, coupled with improved merchandise assortments, increased the bridal business and the average price per unit sold. The Company has found that by offering its customers a credit account, its sales personnel are able to build customer relationships that generate loyalty and facilitate repeat purchases, while at the same time enhancing the Company’s target marketing capability. In July 2000, the Company sold all of its domestic proprietary credit accounts receivable to Associates (now a part of Citi Commerce Solutions). In connection with this sale, the Company entered into a ten-year agreement whereby Citi Commerce Solutions will issue private label credit cards branded with appropriate Company trademarks, and provide financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale. The merchant fee is a percentage per credit sale credited to the Company for standard revolving accounts and a percent per credit sale charged to the Company under certain promotional credit programs. In fiscal year 2001, the Company converted its Canadian private label credit agreement to Citi Commerce Solutions Canada.

Employees

     As of July 31, 2002, the Company had approximately 19,000 employees, less than 10 percent which were Canadian employees, and less than one percent of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Holiday season.

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

Management Information Systems

     The Company’s information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); and (v) expense control programs. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby reducing the need for paper reports. Future initiatives include making store level sales and inventory forecasting tools available to the buyers and improved connectivity between stores and the home office to enhance operating efficiencies.

     The Company’s information systems allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management, e-business hosting and desktop support. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36 month term and a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods. The payments under this contract reflect an annual cost savings of over $3 million due to investments in certain infrastructure over the past several years. The Company believes that by outsourcing this portion of its management information systems it achieves additional efficiencies and allows the Company to focus its internal information technology efforts on developing and enhancing enterprise systems for its core business.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $9 million in fiscal year 2003 for enhancements to its information systems and infrastructure.

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

     The Company is subject to the jurisdiction of various state and other taxing authorities. From time to time, these taxing authorities conduct reviews or audits of the Company.

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company’s sale of credit and other insurance. In addition, the Company’s sale of insurance products in connection with its private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retail companies’ credit cards are subject to regulation by the Office of the Comptroller of the Currency. See “Business Credit Operations.” The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     Merchandise in the retail jewelry industry is frequently sold at a discount off the “regular” or “original” price. A number of jurisdictions in which the Company operates have regulations that require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and other various laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company undertakes to monitor changes in those laws and believes that it is in material compliance with applicable laws with respect to such practices.

Cautionary Notice Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity, cash flows, capital expenditures and development of its management information systems and e-commerce sites, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward looking statements, but some of these statements may uses other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that warehousing and distribution productivity and capacity can be further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to redefine the strategic role of each brand may not be successful; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi Commerce Solutions may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 2.	PRINCIPAL PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which extends through 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. During fiscal year 1999, the Company sold a 120,000 square foot warehouse in Dallas, Texas, leasing back approximately 60,000 square feet of that warehouse. The Company also owns a 73,000 square foot building in Bethlehem, Pennsylvania that serves as Piercing Pagoda’s distribution center. Another 71,000 square foot building owned by the Company is located adjacent to the Bethlehem property is used for additional distribution and warehousing functions. The Company leases a 7,400 square foot distribution and warehousing facility in Toronto, Ontario, Canada for Peoples, which lease extends to October 2003.

     The Company rents most of its store retail space under leases that generally range from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.

     The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2002:

					Percentage
Term Expires	Stores	Kiosks	Other	Total	Of Total

2003 and prior	167	304	1	472	20%
2004	121	149	1	271	12%
2005	143	171	0	314	14%
2006	144	148	0	292	13%
2007 and thereafter	893	55	2	950	41%

Total number of leases	1,468	827	4	2,299	100%

     Management believes substantially all of the store leases expiring in fiscal year 2003 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations. However, litigation involves an element of uncertainty. Future developments could result in significant changes in litigation reserves.

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, the plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. Although the Company is vigorously defending the alleged claims, settlement negotiations are ongoing.

     On October 23, 2001 a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff seeks recovery of overtime pay, declaratory relief and attorneys’ fees. This action is in the discovery stage and has not been certified as a class action. The Company intends to vigorously defend the action.

     The Company has established reserves based on the current status of each case. Certification of the matters as class actions could result in adjustments to the reserves.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2002.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following individuals serve as executive officers of the Company. Officers are elected by the Board of Directors annually, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

Name	Age	Position

Executive Officers:
Mary L. Forté	51	President, Chief Executive Officer and Director
Sue E. Gove	44	Executive Vice President, Chief Operating Officer and Chief Financial Officer
David W. Howard	52	Senior Vice President and Chief Information Officer
Key Employees:
Pamela J. Romano	44	Senior Vice President, President, Zales Jewelers®
Charleen R. Wuellner	51	Senior Vice President and President, Gordon’s Jewelers®
Charles E. Fieramosca	54	Senior Vice President and President, Bailey Banks & Biddle Fine Jewelers®
Paul G. Leonard	47	Senior Vice President and President, Piercing Pagoda®
John A. Zimmermann	43	Senior Vice President and President, Peoples Jewellers®
Nancy O. Skinner	52	Vice President and Senior Vice President of Merchandising, Zales the Diamond Store Outlet®
Gregory Humenesky	51	Senior Vice President, Human Resources
Mark R. Lenz	46	Senior Vice President, Controller
Stephen C. Massanelli	46	Senior Vice President, Treasurer
Ervin G. Polze	50	Senior Vice President, Support Operations
Robert A. Shapiro	55	Senior Vice President, Real Estate
George J. Slicho	53	Senior Vice President, Loss Prevention
Hilary Molay	48	Vice President, General Counsel and Corporate Secretary

Executive Officers

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Ms. Mary L. Forté was named President and Chief Executive Officer and appointed to the Company’s Board of Directors, effective August 1, 2002. Prior to that appointment, Ms. Forté served as Executive Vice President and Chief Merchandise Officer from February 2001 to July 2002. From January 1998 to February 2001, she served as Executive Vice President and Chief Administrative Officer. Ms. Forté joined the Company in July 1994 as the President of Gordon’s, and served in that position until January 1998. From January 1994 to July 1994, Ms. Forté served as Senior Vice President of QVC — Home Shopping Network. From July 1991 through January 1994, Ms. Forté served as Senior Vice President of the Bon Marché, Home Division of the Federated Department Store. From July 1989 to July 1991, Ms. Forté was Vice President of Rich’s Department Store, Housewares Division. In addition to the above, Ms. Forté has an additional 13 years of retailing and merchandising experience with Macy’s, The May Department Stores Company, Inc. and Federated Department Stores.

     Ms. Sue E. Gove was appointed Chief Operating Officer effective August 1, 2002. Ms. Gove, who has served as Chief Financial Officer of the Company since December 1997, will continue to retain that title. She was appointed Executive Vice President in July 1998, and served as Group Vice President from December 1997 to July 1998. From January 1996 to December 1997, she served as Senior Vice President, Corporate Planning and Analysis. From September 1996 through June 1997, Ms. Gove also served as Senior Vice President and Treasurer, overseeing Investor Relations and the Treasury, Tax and Control functions. Ms. Gove joined the Company in 1980 and served in numerous assignments until her appointment to Vice President in 1989.

     Mr. David W. Howard was appointed Senior Vice President and Chief Information Officer in March 2001. Mr. Howard oversees the Company’s management information systems. Prior to re-joining the Company in March 2001, Mr. Howard was Vice President and Chief Information Officer for Cole National Corporation from October 2000 to March 2001. From April 1998 to September 2000, Mr. Howard served as Zale Corporation’s Senior Vice President of Management Information Systems and, prior to that position, he was Senior Vice President of Information Services for Sportmart, Inc., a publicly owned sporting goods chain, from November 1996 to April 1998.

Key Employees

     Ms. Pamela J. Romano joined the Company on September 22, 1997 as Senior Vice President and President of Zales Jewelers®. In January 2002, Ms. Romano assumed additional responsibility of Zales.com, the Company’s Web-based business. Prior to joining the Company, Ms. Romano held various merchandising positions with Macy’s.

     Ms. Charleen R. Wuellner was promoted to Senior Vice President and President, Gordon’s Jewelers® in April 2001. Ms. Wuellner was previously the President of Zales the Diamond Store Outlet®, to which she was appointed in August 2000. In August 1999, Ms. Wuellner was promoted to Senior Vice President of Zales the Diamond Store Outlet®. From April 1995 to August 1999, Ms. Wuellner held senior buying positions in Zales.com and Gordon’s Jewelers. Prior to joining the Company in April 1995, Ms. Wuellner held various merchandising positions with Macy’s.

     Mr. Charles E. Fieramosca joined the Company in April 2001 as Senior Vice President and President of Bailey Banks & Biddle Fine Jewelers®. In the 10 years prior to joining the Company, Mr. Fieramosca founded and served as the CEO of Ascend Consulting, a product and brand development company. Prior to his role at Ascend Consulting, Mr. Fieramosca held various positions with Jones New York Menswear, BASCO All American Sportswear, and Macy’s.

     Mr. Paul G. Leonard rejoined the Company in January 2002 and was appointed Senior Vice President and President of Piercing Pagoda®. From May 1999 to January 2002, Mr. Leonard served as Executive Vice President, Chief Merchandise and Marketing Officer, for Friedman’s Jewelers. From January 1998 to May 1999, Mr. Leonard served as Senior Vice President and President of Corporate Merchandising. From January 1995 to January 1998, Mr. Leonard served as President of Bailey Banks and Biddle Fine Jewelers®. Prior to joining the Company in 1994 as President of Corporate Merchandising, Mr. Leonard held various positions with Macy’s, the May Company, and Ames Department Stores.

     Mr. John A. Zimmermann joined the Company in May 2001 as Senior Vice President and President of Peoples Jewellers®. Prior to joining the Company, Mr. Zimmermann was the Senior Vice President of Merchandising, Planning and Sales Promotion for SmarterKids.com from June 1998 to May 2001. He served as Senior Vice President of Merchandising and Sales Promotion for Big Party from November 1996 to May 1998. Mr. Zimmermann’s background in retailing includes management positions for companies such as Federated Department Stores, where he served as Divisional Vice President for Women’s Fashion Accessories for The Bon Marché, and Bradley Stores Inc.

     Ms. Nancy O. Skinner was promoted to Vice President and Senior Vice President of Merchandising, Zales the Diamond Store Outlet® in April 2001. From May 1998 to April 2001, Ms. Skinner was a Diamond Buyer for Zales the Diamond Store Outlet®. Ms. Skinner joined the Company in April 1984 and has held numerous senior-buying positions in Diamond Park Fine Jewelers, Gordon’s Jewelers®, and Bailey Banks & Biddle Fine Jewelers®. Prior to joining the Company, Ms. Skinner held various merchandising positions with Gordon’s Jewelry Corporation.

     Mr. Gregory Humenesky was appointed Senior Vice President, Human Resources on April 15, 1996. From January 1995 to April 1996, Mr. Humenesky held the position of Vice President, Personnel Development and Staffing for the Company. Prior to joining the Company in 1995, Mr. Humenesky served in various positions in human resources with Macy’s.

     Mr. Mark R. Lenz was appointed Senior Vice President, Controller on November 19, 1997. Mr. Lenz held various management positions in finance for the Company until his appointment to Vice President, Controller in February 1995. Prior to joining the Company in 1988, Mr. Lenz served in various positions in the audit division of Arthur Andersen LLP, in Dallas, Texas.

     Mr. Stephen C. Massanelli joined the Company on June 9, 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of The Treadstone Group, Inc., a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles in companies such as AMRESCO, Inc. and NationsBank of Texas.

     Mr. Ervin G. Polze was appointed Senior Vice President, Support Operations on January 17, 1996. From February 1995 through January 1996, he served as Vice President, Operations. Mr. Polze held the position of Vice President, Controller from March 1988 through February 1995. Mr. Polze joined the Company in January 1983 and served in several assignments until his appointment to Vice President in March 1988. Prior to 1983, Mr. Polze served in accounting roles with Contintal Emsco, a division of LTV Corporation.

     Mr. Robert A. Shapiro joined the Company in March 2001 as Senior Vice President, Real Estate. Prior to joining the Company, Mr. Shapiro was the founder and President of RetailEstate Advisors, Inc., a retail real estate consulting company whose clients included Gymboree and Eddie Bauer. Prior to his role at RetailEstate Advisors, Inc., Mr. Shapiro held various positions in real estate development, including Vice President for The Felenstein, Koniver, Stern Group, a national retail and real estate consulting company.

     Mr. George J. Slicho was appointed to the position of Senior Vice President, Loss Prevention in November 2000. Mr. Slicho began his career with the Company in March 1991 as Vice President of Loss Prevention. Prior to joining the Company, Mr. Slicho held various positions in corporate security, including Vice President of Loss Prevention and Audit for P.A. Bergner & Company.

     Ms. Hilary Molay was promoted to Vice President, General Counsel and Corporate Secretary of the Company in August 2002. Ms. Molay also serves as Secretary to the Zale Board of Directors. Previously, Ms. Molay served as Director, Senior Attorney for Zale Corporation, when she joined the Company in February 2000. Prior to working for the Company, Ms. Molay served in various legal positions, including Senior Attorney for JC Penney Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ EQUITY

     The Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ZLC.” The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

	2002		2001

	High	Low	High	Low

First	$34.10	$24.65	$41.75	$28.19
Second	45.75	28.10	37.42	23.38
Third	45.84	37.90	38.00	27.20
Fourth	44.63	27.05	35.58	31.00

     As of September 17, 2002, the outstanding shares of Common Stock were held by approximately 940 holders of record. The Company has not paid dividends on the Common Stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company’s long-term debt limits the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements — Long Term Debt.”

ITEM 6.	SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the years ended July 31, 2002, 2001, 2000, 1999, and 1998 have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,

	2002	2001	2000	1999	1998

	(amounts in thousands, except per share amounts)
Total revenues(a)	$2,191,727	$2,087,199	$1,834,090	$1,466,146	$1,345,987
Costs and expenses:
Cost of sales(d)	1,083,053	1,034,913	930,826	746,663	686,240
Non-recurring charge	—	25,236	—	—	—
Selling, general and administrative expenses	873,265	818,205	644,487	525,406	500,631
Cost of insurance operations	8,620	5,589	5,928	4,676	3,160
Depreciation and amortization expense	58,340	58,290	42,431	29,478	22,565
Unusual items(b)	(1,202)	4,713	—	—	(8,947)

Operating earnings	169,651	140,253	210,418	159,923	142,338
Interest expense, net	7,750	6,857	32,178	30,488	32,039

Earnings before income taxes	161,901	133,396	178,240	129,435	110,299
Income taxes	59,256	51,348	66,726	48,503	41,362

Earnings before effect of accounting change	102,645	82,048	111,514	80,932	68,937
Effect of change in accounting principle(c)	(41,287)	—	—	—	—

Net earnings	$143,932	$82,048	$111,514	$80,932	$68,937

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$2.97	$2.37	$3.16	$2.24	$1.96
Net Earnings Per Share	$4.16	$2.37	$3.16	$2.24	$1.96
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$2.95	$2.36	$3.11	$2.21	$1.84
Net Earnings Per Share	$4.13	$2.36	$3.11	$2.21	$1.84
Weighted average number of common shares outstanding:
Basic	34,589	34,575	35,326	36,137	35,201
Diluted	34,846	34,751	35,883	36,688	37,368
Balance Sheet Data:
Working capital	$573,351	$525,460	$666,177	$556,886	$971,495
Total assets	1,477,853	1,394,987	1,370,289	1,526,932	1,445,929
Debt	86,749	109,463	109,369	452,589	480,275
Total stockholders’ investment	$939,807	$840,563	$781,777	$699,611	$648,061

(a)	Data includes insurance premium revenue from insurance operations, previously included in selling, general and administrative expense. All periods have been reclassified to reflect the change.

(b)	Unusual items consist of Executive Transactions of $2.3 million and Retiree Medical Plan Curtailment gain of ($3.5 million) for the year ended July 31, 2002, Executive Transactions of $4.7 million for the year ended July 31, 2001, the gain on sale of Diamond Park Fine Jewelers of ($1.6 million) and a gain on sale of land of ($7.3 million) for the year ended July 31, 1998.

(c)	Change in accounting principle for the write off of the excess of revalued net assets over stockholders equity (negative goodwill).

(d)	In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of LIFO inventories. The effect of using internal indices instead of the Bureau of Labor Statistics price indices was to increase net income by approximately $4.8 million. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable.

Note:	Data from Peoples Jewellers in 1999 includes results from May 23, 1999, the date the Company acquired substantially all assets and certain operational liabilities of Peoples Jewellers Corp. through July 31, 1999. Data presented in fiscal year 2000 is inclusive of the sale of the Company’s private label credit card business. Data from Piercing Pagoda in 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc., through July 31, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business — Cautionary Notice Regarding Forward-Looking Statements on page 12.”

Results of Operations

     The following table sets forth certain financial information from the Company’s audited consolidated statements of operations expressed as a percentage of total revenues and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,

	2002	2001	2000

Total Revenues	100.0%	100.0%	100.0%
Total Costs and Expenses:
Cost of Sales	49.4	49.6	50.8
Non-Recurring Charge	—	1.2	—
Selling, General and Administrative Expenses	39.8	39.2	35.1
Cost of Insurance Operations	0.4	0.3	0.3
Depreciation and Amortization Expense	2.7	2.8	2.3
Unusual Items	—	0.2	—

Operating Earnings	7.7	6.7	11.5
Interest Expense, Net	0.3	0.3	1.8

Earnings Before Income Taxes	7.4	6.4	9.7
Income Taxes	2.7	2.5	3.6

Earnings Before Effect of Accounting Change	4.7	3.9	6.1
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	(1.9)	—	—

Net Earnings	6.6%	3.9%	6.1%

     Zale Corporation and its wholly owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2002, the Company operated 2,295 specialty retail jewelry locations throughout the United States, Canada and Puerto Rico.

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

     Total Revenues. In fiscal year 2002, the Company focused on rebuilding and managing the business through the external volatility of the economy. The Company recorded total revenues of $2.192 billion in fiscal year 2002, an increase of 5.0 percent, over total revenues of $2.087 billion for the prior fiscal year.

     Comparable store sales increased 1.5 percent in fiscal year 2002 on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current fiscal year and the prior fiscal year. The more moderate brands led the sales improvements, with the Zales brand comparative store sales increasing seven percent over the prior year. The high-end business was most affected by the uncertain economic environment, with a seven percent decrease in comparable store sales for the year. However, this business demonstrated improvement near the end of fiscal year 2002 compared to previous quarters. The revenue increase in comparable stores was attributable to continued strength in the bridal and solitaire categories. Three stone jewelry and signature stones were especially strong sellers. The Company attributes the strength of its diamond categories to improved merchandise quality and selection, along with an enhanced credit offering which has in turn improved the average check across all brands.

     The Company also believes that inventory management has positively affected sales. In fiscal year 2002, the Company has enhanced its focus on inventory management, adjusting inventory levels based on rate of sales in each store. This inventory management allowed stores to be in-stock on key items, as well as maintain current inventory levels.

     Total Revenues include insurance premium revenues for credit insurance operations of $18.3 million and $19.0 million for fiscal years ended July 31, 2002 and 2001, respectively. These revenues were previously included in selling, general and administrative expenses as an offset to such expense. All periods presented have been reclassified to reflect this change.

     The Company opened 40 new stores during the year and closed 29 stores. In addition, the Company opened eight kiosks and closed 68 kiosks during the year. Most of these closures were Piercing Pagoda kiosks previously identified as under-performing locations at the time of the acquisition in September 2000.

     Gross Margin. In fiscal year 2002, Gross Margin as a percentage of revenues was 50.6 percent, an improvement of 1.4 percentage points over the same period in the prior year. Gross Margin in fiscal year 2001 included a nonrecurring charge of $25.2 million, or 1.2 percent of revenues, in January 2001, to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. Gross margin was positively impacted in fiscal year 2002 by the reduced reliance on clearance merchandise and point of sale promotional activity. This improvement was offset by the higher proportion of sales in the bridal and solitaire categories that have a slightly lower margin rate. However, management believes the focus on inventory management and narrowing the assortment at certain stores contributes to improved margins by reducing markdowns.

     The LIFO inventory provision was $1.4 million for the year ended July 31, 2002, compared to a $4.9 million provision in the prior year. Prior to fiscal year 2002, the Company used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS’s producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share. Adjustments to other inventory reserves for slow moving merchandise were $1.7 million and ($1.5) million for the years ended July 31, 2002 and 2001, respectively. See — “Critical Accounting Policies.”

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses (“SG&A”) increased 0.6 percentage points to 39.8 percent of revenues for the year ended July 31, 2002 from 39.2 percent for the year ended July 31, 2001.

     Store expenses such as rent and occupancy increased 0.7 percent of revenues principally as a result of increasing lease costs for both lease renewals and new leases. Payroll expenses increased 0.4 percent of revenues. Advertising costs decreased 0.9 percent of revenues, due to the Company’s decision to allocate resources towards creating a more competitive credit offering. This expanded twelve-month interest free credit offering resulted in increased credit expense of 0.9 percent of revenues. Corporate expenses remained relatively flat as a percent of revenues.

     Cost of Insurance Operations. The Cost of Insurance Operations, which was previously netted with insurance premium revenue in SG&A, increased 0.1 percent of revenues over the prior year. These costs were reclassed to a separate line on the Income Statement to improve business reporting.

     Unusual Item — Executive Transactions. Robert J. DiNicola retired as Chief Executive Officer at the end of fiscal year 2002. In connection with his retirement, the Company agreed to pay certain expenses on an ongoing basis including life insurance premiums, relocation and medical costs totaling $0.8 million. He will remain Chairman of the Board in a non-executive role, and has entered into a consulting agreement with the Company.

     In addition, Alan P. Shor resigned as President and Chief Operating Officer at the end of fiscal year 2002. In connection with his resignation, the Company agreed to pay over a three year period certain benefits of approximately $1.5 million consisting principally of an amount equivalent to three years of salary and other related benefits, including accelerated vesting of restricted stock. Mr. Shor also received accelerated vesting of certain stock options.

     In fiscal year 2001, Executive Transaction charges included the effect of the resignation of Beryl B. Raff, who resigned as Chairman of the Board and Chief Executive Officer in February 2001. In connection with her resignation, the Company agreed to pay certain benefits of approximately $2.5 million consisting principally of an amount equivalent to three years of salary and other severance related benefits, including accelerated vesting of certain options and restricted stock. Also in fiscal year 2001, Robert J. DiNicola retired as Chairman of the Board in September 2000. In connection with his severance arrangement, the Company paid certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits, including the accelerated vesting of certain options held by Mr. DiNicola. Mr. DiNicola returned to the Company in February 2001 at the request of the Board of Directors.

     Unusual Item — Retiree Medical Plan Curtailment Gain. In January 2002, the Company amended its Retiree Medical plan to limit retiree health coverage to only those retirees who were already participants in the plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with 10 or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its retiree medical plan.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense remained unchanged compared to the prior year, primarily as a result of the elimination of goodwill amortization and the excess of revalued net assets (negative goodwill) amortization, due to the adoption of SFAS No. 141 and 142 on August 1, 2001. This adoption resulted in a decrease in net amortization expense for the fiscal year 2002 of approximately $5.9 million. This decrease is offset by additional depreciation from the purchase of new assets, principally for new store openings, renovations and refurbishments.

     Interest Expense, Net. Interest Expense, Net was $7.8 million and $6.9 million for the years ended July 31, 2002 and 2001, respectively. The increase of $0.9 million is primarily a result of reduced interest income (which offsets interest expense) as compared to the same period in the prior year. During the first two months of the first quarter of fiscal year 2001, the Company invested cash proceeds from the sale of its customer receivables in interest earning assets. A significant portion of those cash proceeds were subsequently used to acquire Piercing Pagoda, Inc. in September 2000 and to pay down debt. Additionally, the Company repurchased $13 million of Senior Notes on the open market in June 2002, for which it incurred an $0.8 million loss on extinguishment of debt recorded in Interest Expense. This repurchase reduced interest expense owed to the note holders in fiscal year 2002 by $0.2 million.

     Income Taxes. The income tax expense for the years ended July 31, 2002 and 2001 was $59.3 million and $51.3 million, respectively, reflecting an effective tax rate of 36.6 and 38.5 percent for the years ended July 31, 2002 and 2001, respectively. The decrease in the effective rate is principally due to the elimination of the goodwill amortization in the current year due to the adoption of SFAS Nos. 141 and 142 on August 1, 2001 and a decrease in the state effective tax rate. The Company may realize a cash benefit from utilization of tax net operating loss carryforwards (“NOL”) (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2002, the Company had a remaining NOL (after limitations) of $130 million.

     Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. In addition, upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company wrote off the Excess of Revalued Net Assets Over Stockholders’ Investment (negative goodwill) and recognized income of approximately $41.3 million in the first quarter of fiscal year 2002.

Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

     Total Revenues. During fiscal year 2001, the Company recorded total revenues of $2.087 billion, an increase of 13.8 percent, over total revenues of $1.834 billion for the prior fiscal year. Sales related to the kiosk operations acquired in September 2000 accounted for substantially all of the total revenue increase. Excluding the kiosk operations, sales remained relatively flat over prior year, despite 64 new stores added during the year (which was offset by 26 stores closed during the year).

     Comparable store sales decreased 3.8 percent in fiscal year 2001 on a constant currency basis. Comparable store sales include sales for those stores which were in operation for a full period in both the current fiscal year and the prior fiscal year. Management believes the sales reduction in comparable stores was attributable to merchandising decisions early in the year. In the first half of the year, the Company focused more on promotional items at higher markdowns to increase the volume in a period of softening sales, while the spring brought a renewed focus on improving the quality of the inventory.

     Management believes that sales were negatively affected as a result of the effort to realign inventory, subsequent to the Company’s change in management. During the last half of the fiscal year, the Company was focusing on the effort to liquidate or realign inventory that did not meet the Company’s strategic direction.

     Sales focus has shifted to reemphasize the bridal category. Offsetting the negative factors above, the Company benefited in fiscal year 2001 from strong sales of certified diamonds and proprietary diamonds, such as the 82 faceted “Zales Diamond,” which were well received and strengthened the solitaire merchandise mix. Total revenues also include insurance premium revenues previously included in SG&A. All periods have been reclassified to reflect the change.

     Gross Margin. Gross Margin as a percentage of revenues remained relatively flat compared to the prior year at 49.2 percent of total revenues. The Company recorded a non-recurring charge of $25.2 million in the second quarter to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. The negative impact to margin from the non-recurring charge of 1.2 percent of revenues is offset by the addition of the kiosk operations, which have a higher gross margin rate than the rest of the Company’s in-line stores. Gross margin was also negatively impacted by increased markdowns and point of sale promotional activity used to liquidate excess inventory. The LIFO provision was $4.9 million for the year ended July 31, 2001, compared to a $3.0 million benefit in the prior year.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses (“SG&A”) increased 4.1 percent to 39.2 percent of total revenues for the year ended July 31, 2001 from 35.1 percent for the year ended July 31, 2000. Approximately 1.4 percent of this increase is principally due to the acquisition of the kiosk operations in September 2000. This business has significantly higher store expense as a percentage of revenues than traditional store formats.

     Excluding the kiosk operations, SG&A expenses were 37.8 percent of revenues, an increase of 2.7 percentage points over the prior year. While payroll expenses remained flat as a percentage of revenues, other store expenses such as rent and occupancy and business expenses increased 0.8 percent of revenues principally as a result of increasing rents for both existing and new stores during a period with lower sales. Advertising costs rose 0.6 percent of revenues, as increased advertising expenses in fiscal year 2001 did not result in a proportionate increase in sales revenue. These increases were partially offset by the Company’s ability to leverage its fixed corporate overhead, which decreased 0.4 percent of revenues.

     Approximately 1.6 percentage points of the increase in SG&A expense as a percentage of revenues is due to the outsourcing of the Company’s customer accounts receivables program to a third party. In the prior year, amounts related to the customer receivables for finance charge income, net of customer receivable account charge-offs and credit operating expenses, were included as a net reduction in SG&A expense. Subsequent to the outsourcing agreement, only the merchant fees charged by the third party outsourcer to process customer receivables are included as a charge in SG&A expense. Also as a result of the outsourcing, interest expense has been significantly reduced as there is no longer a requirement to finance those customer receivables.

     Cost of Insurance Operations. The Cost of Insurance Operations, which was previously netted with insurance premium revenue in SG&A, remained flat as a percentage of total revenues.

     Unusual Item — Executive Transactions. Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board. In connection with his severance arrangement, the Company paid certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

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

     Interest Expense, Net. Interest Expense, Net was $6.9 million and $32.2 million for the years ended July 31, 2001 and 2000, respectively. The decrease of $25.3 million is primarily because the Company is no longer required to finance its customer receivables, as a result of the sale of these receivables to Citi Commerce Solutions.

     Income Taxes. The income tax expense for the years ended July 31, 2001 and 2000 was $51.3 million and $66.7 million, respectively, reflecting an effective tax rate of 38.5 and 37.4 percent for the years ended July 31, 2001 and 2000, respectively. The increase in the effective rate is due to nondeductible goodwill amortization from the Piercing Pagoda acquisition. The Company may realize a cash benefit from utilization of NOL (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2001, the Company had a remaining NOL (after limitations) of $152.9 million.

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 2002, the Company had cash and cash equivalents of $84.9 million, and no restricted cash. The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 42 percent of the Company’s annual revenues were made during the three months ended January 31, 2002 and 2001, respectively, which include the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Operating Activities

     Net cash provided by operating activities was $173.2 million, $89.0 million and $140.9 million for fiscal years 2002, 2001, and 2000, respectively. The net cash provided by operating activities increased from the prior year, principally due to the timing of payments of accounts payable, including taxes payable, and accrued liabilities. In fiscal year 2000, the net cash provided by operating activities resulted principally from net earnings and effective inventory management resulting in the leveraging of accounts payable and accrued liabilities, offset by cash requirements of owning the customer accounts receivable.

     There has been an increase of approximately $58.2 million in owned merchandise inventories at July 31, 2002 compared to the balance at July 31, 2001. This increase resulted principally from the timing of receipts, as purchasing had been curtailed significantly and returns of inventory not consistent with the Company’s strategy were under way at July 31, 2001.

     Net cash used in investing activities was $49.2 million in fiscal year 2002, related to capital expenditures for new store openings, renovations and refurbishments and net purchases of investments. In fiscal year 2001, net cash used in investing activities was $323.8 million, principally related to the acquisition of Piercing Pagoda, as well as $88 million in capital expenditures. In fiscal year 2000, net cash provided by investing activities was $509.3 million, principally related to the proceeds from the sale of credit card receivables to Citi Commerce Solutions, offset by capital expenditures.

     Net cash used in financing activities was $68.4 in fiscal year 2002, principally related to the stock repurchase plan approved in July 2001, as well as the fiscal year 2003 stock repurchase plan which commenced in July 2002. The Company also repurchased on the open market and cancelled $13.0 million of Senior Notes in the fourth quarter of 2002 for which in incurred an $0.8 million loss on extinguishment of debt. Net cash used in financing activities was $34.0 million in fiscal year 2001, principally related to the stock repurchase plan approved in July 2000 and the repayment of long-term debt acquired in the Piercing Pagoda acquisition, slightly offset with proceeds from the exercise of stock options. Net cash used in financing activities was $387.4 million in fiscal year 2000, principally related to the repayment of the Variable Funding Notes (debt requirements of owning the customer accounts receivable) and Revolving Credit Agreement, as well as the stock repurchase plan approved in September 1999.

Finance Arrangements

     In order to support the Company’s growth plans, the Company amended and restated its unsecured Revolving Credit Agreement on March 30, 2000. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility to the Company and to its operating subsidiary, Zale Delaware, Inc., in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility for a Canadian subsidiary, which provides for Canadian dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of approximately $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million and the term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed U.S. Dollar equivalent of $300 million.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada or neither) plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian dollars to borrowers in Canada. At July 31, 2002, there were no amounts outstanding under the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.

     In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 1/2 percent and are due in 2007. In fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of the Senior Notes. The Company recognized a $0.8 million loss on the extinguishment of debt in fiscal year 2002. The remaining $87 million of Senior Notes are unsecured. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. Pursuant to the Indenture, the Company and the Company’s subsidiaries subject to the Indenture, are prohibited from paying any dividend to the direct or indirect holders of capital stock of the Company or such subsidiary, other than stock dividends or dividends made to the Company or any such subsidiary.

Capital Growth

     During the year ended July 31, 2002, the Company made $54 million in capital expenditures, a portion of which was used to open 48 new locations and remodel, relocate or refurbish other locations. As a result of current business conditions, the Company has continued to scale back its capital plan. The Company plans to open 60 new locations, including 30 new kiosks, for which it will incur $10 million in capital expenditures during fiscal year 2003. During fiscal year 2003, the Company anticipates spending $33 million to remodel, relocate or refurbish 226 additional locations. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will make capital expenditures of $9 million during fiscal year 2003 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates spending $64 million on capital expenditures during fiscal year 2003. The Revolving Credit Agreement limits the Company’s capital expenditures to $145 million for fiscal year 2003.

Other Activities Affecting Liquidity

     •     Contractual obligations — Aggregated information about the Company’s contractual obligations as of July 31, 2002 is presented in the following table.

	Payments due by period

($ in millions)	Total	2003	2004	2005	2006	2007	After 5 years

Contractual cash obligations:
Long-term debt	$87	$—	$—	$—	$—	$—	$87
Operating leases	921	161	149	137	120	103	251

Total contractual cash obligations	$1,008	$161	$149	$137	$120	$103	$338

     •     In the fourth quarter of fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of Senior Notes. The Company recognized an $0.8 million loss related to this extinguishment of debt. This loss is reported in net interest expense on the Statement of Operations.

     •     On July 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale common stock on the open market through July 31, 2003. Under this program, the Company had purchased 0.2 million shares at an aggregate cost $4.4 million through July 31, 2002.

     •     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations and desktop support. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36-month term and a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

     •     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2002 was approximately $9 million. As of July 31, 2002, the Company had a NOL (after limitations) of $130 million, which represents up to $50 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through 2008.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. The Company early adopted this statement in the fourth quarter of 2002. Thus, the Company’s $0.8 million loss on extinguishment of debt is included in net interest expense, and is not reported as an extraordinary item.

     The Financial Accounting Standards Board recently issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. SFAS No. 146 will impact the timing of when costs associated with any future exit or disposal activity are recognized in the financial statements.

Inflation

     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s LIFO inventory. There is no assurance that inflation will not materially affect the Company in the future.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Merchandise Inventories — Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory. The cost to retail ratio for each merchandise category is based on beginning inventory and fiscal year purchase activity for each category.

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. Prior to fiscal year 2002, the Company used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

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

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least twice annually for all store locations and annually for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrinkage reserve.

     Long-lived Assets and Goodwill — Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a writedown of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur.

     Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company’s identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal year 2002 and concluded that no impairment of goodwill existed.

     Revenue Recognition — The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total Revenues include extended service agreements (“ESA”) which are recognized over the period the services are performed. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

     Other Reserves — The Company is involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies.

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of July 31, 2002 the realization of the deferred income tax asset is more likely than not, and thus there was no valuation reserve recorded.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described under “Long-term Debt” in the Notes to the Consolidated Financial Statements. However, the majority of the Company’s borrowings outstanding at July 31, 2002 are under fixed rate arrangements. See “Long-term Debt” in the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $26.7 million, approximate market value at July 31, 2002.

     Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 31, 2002, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

     Commodity Risk — The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond and gold market price fluctuation is not currently hedged by financial instruments. As gold prices have shown more volatility over the past year, the Company is reviewing its options to mitigate the risk of price increases including timing of commodity purchases or hedging.

     Foreign Currency Contracts — As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through forward exchange hedge contracts. Based on the Company’s market risk from currency exchange rate exposure at July 31, 2002, the Company believes that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows on such date. The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents as that is the Company’s reporting currency.

Forward Exchange Agreements
(USD equivalent)

	Contract		Contract	Contract
	Settlement	Contract	Exchange	Fair
Currency	Date	Amount	Rate	Value

USD	Aug-02	$1,006,000	1.585	$300
USD	Sep-02	$427,000	1.585	$500

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

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-41 at the end of this Annual Report on Form 10-K:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In June 2002, the Company announced that the Board of Directors, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP as the Company’s independent public accountants, and engaged KPMG LLP to serve as the Company’s independent public accountants for the fiscal year ending July 31, 2002. For more information, see the Company’s current report on Form 8-K, filed with the SEC on June 6, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the headings “Proposal No. One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this report is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

     The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information about common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of July 31, 2002.

Equity Compensation Plan Information

Number of
securities
remaining available
for future issuance
under equity
	Number of		compensation plans
	securities to be		(excluding
	issued upon	Weighted-average	securities
	exercise of	exercise price of	reflected in 1st
Plan Category	outstanding options	outstanding options	column)

Equity compensation plans approved by security holders(1)	3,025,578	$34.35	2,130,645
Equity compensation plans not approved by security holders	—	—	—

Total	3,025,578	$34.35	2,130,645

(1)	Includes securities available for future issuance under the Zale Corporation Omnibus Stock Incentive Plan and the Zale Corporation Outside Directors’ 1995 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the headings “Certain Relationships and Transactions” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date of the Company’s last evaluation of internal controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1.     Financial Statements

     The list of financial statements required by this item is set forth in Item 8.

2.     Index to Financial Statement Schedules

Page
Number

Report of Independent Public Accountants	40
Schedule II — Valuation and Qualifying Accounts	42

     All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

3.     Exhibits

Exhibit No.	Description

3.1	—	Restated Certificate of Incorporation of Zale Corporation.(13)

3.2	—	Amended and Restated Bylaws of Zale Corporation.(7)

4.1	—	Amended and Restated Revolving Credit Agreement dated March 30, 2000.(7)

4.2	—	Indenture dated September 30, 1997, by and among Zale Corporation, Zale Delaware, Inc. and Bank One, N.A. as Trustee.(5)

10.1	—	Zale Corporation Savings and Investment Plan.(9)

*10.2	—	Indemnification Agreement, dated as of July 21, 1993, between Zale Corporation and certain present and former directors thereof.(3)

*10.3a	—	Zale Corporation Stock Option Plan.(1)

*10.3b	—	Amended and Restated Omnibus Stock Incentive Plan.(8)

*10.3c	—	Outside Directors’ 1995 Stock Option Plan.(12)

*10.4a	—	The Executive Severance Plan for Zale Corporation and Its Affiliates, as amended and restated as of February 10, 1994.(2)

*10.4b	—	Amendment to The Executive Severance Plan for Zale Corporation and Its Affiliates effective May 20, 1995.(4)

10.5a	—	Lease Agreement Between Principal Mutual Life Insurance Company, As Landlord, and Zale Corporation, as Debtor and Debtor-In-Possession, As Tenant, dated as of September 17, 1992.(4)

10.5b	—	First Lease Amendment and Agreement Between Principal Mutual Life Insurance Company and Zale Delaware, Inc. dated as of February 1, 1996.(4)

*10.6a	—	Consulting Agreement, dated August 1, 2002, between Zale Corporation and Robert J. DiNicola.(15)

*10.6b	—	Employment Agreement, dated as of February 21, 2001, by and between Zale Corporation and Robert J. DiNicola.(11)

*10.6c	—	Employment Agreement, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(12)

*10.7	—	Settlement Agreement, dated as of February 11, 2001, by and among Zale Corporation, Zale Delaware, Inc. and Beryl B. Raff.(10)

*10.8	—	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and David W. Howard.(15)

*10.9	—	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and Mary L. Forté.(15)

*10.10	—	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and Sue E. Gove.(15)

*10.11	—	Promissory Note, Stock Pledge Agreement, Dated as of December 4, 2000, between Zale Corporation and Robert J. DiNicola.(11)

Exhibit No.	Description

*10.12a	—	Real Estate Lien Note, dated as of April 6, 2001, between Zale Corporation and Robert J. DiNicola.(11)

*10.12b	—	Amendment to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(12)

*10.12c	—	Amendment and Extension to Real Estate Lien Note, dated as of August 1, 2001, between Zale Corporation and Robert J. DiNicola.(12)

*10.13	—	Settlement Agreement, dated as of July 10, 2002, by and among Zale Corporation, Zale Delaware, Inc. and Alan P. Shor.(15)

*10.14	—	Zale Executive Bonus Plan.(6)

16	—	Letter from Arthur Andersen LLP to the Securities and Exchange Commission.(14)

18	—	Letter from KPMG LLP regarding the preferability of an accounting change, dated October 2, 2002.(15)

21	—	Subsidiaries of the registrant.(12)

23.1	—	Consent of KPMG LLP.(15)

23.2	—	Notice of Absence of Consent of Arthur Andersen LLP.(15)

(1)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended September 30, 1993, and incorporated herein by reference.

(2)	Incorporated by reference to the corresponding exhibit to the registrant’s Registration Statement on Form S-1 (No. 33-73310) filed with the Commission on December 23, 1993, as amended.

(3)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1996, and incorporated herein by reference.

(5)	Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (No. 33-39473) filed with the Commission on November 4, 1997.

(6)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 0-21526) for the fiscal year ended July 31, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended April 30, 2000, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 2000, and incorporated herein by reference.

(9)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (33-01789) filed with the Commission on March 18, 1996.

(10)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended January 31, 2001, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended April 30, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the registrant’s Form 10-K (No. 1-04129) for the fiscal year ended July 31, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the registrant’s Form 10-Q (No. 1-04129) for the quarterly period ended October 31, 2001, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the registrants form 8-K (No. 1-04129) on June 5, 2001.

(15)	Filed herewith.

*	Management Contracts and Compensatory Plans.

4.     Reports on Form 8-K

     On June 6, 2002, the Company filed a Current Report on Form 8-K under Item 4 to report a change in the Company’s independent accountant.

     On June 6, 2002, the Zale Corporation Savings and Investment Plan filed a Current Report on Form 8-K under Item 4 to report a change in the Company’s independent accountant.

     On June 26, 2002, the Company filed a Current Report on Form 8-K under Item 5 to report the appointment of Mary Forté as Chief Executive Officer of the Company.

     On July 18, 2002, the Company filed a Current Report on Form 8-K under Item 9, Regulation FD Disclosure, to furnish a slide presentation from a meeting with institutional investors.

     On July 18, 2002, the Company filed a Current Report on Form 8-K under Item 5 to announce a stock repurchase program.

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

     The consolidated financial statements of the Company as of and for the year ended July 31, 2002 have been audited by KPMG LLP, independent public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

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

Mary L. Forté	Sue E. Gove
President, Chief Executive Officer	Executive Vice President,
and Director	Chief Operating Officer and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors Zale Corporation:

We have audited the accompanying consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of operations, cash flows, and stockholders’ investment for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed on page F-14 of the Notes to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” in fiscal year 2002. Also, as discussed on page F-16 of the Notes to the Consolidated Financial Statements, the Company changed its method of determining price indices used in the valuation of LIFO inventories in fiscal year 2002.

KPMG LLP
Dallas, Texas
August 29, 2002

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Arthur Andersen LLP
Dallas, Texas
August 27, 2001

The report of Arthur Andersen LLP (“Arthur Andersen”) is a copy of a report previously issued by Arthur Andersen on August 27, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. After reasonable effort, we have been unable to obtain the consent of Arthur Andersen, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended July 31, 2001 and 2000 into our previously filed registration statements (Nos. 333-67527, 333-51607, 333-20673, 333-01789, 33-87782, 333-53802, and 333-53804) under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance on Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen’s consent, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein. See Exhibit 23.2 to this Annual Report on Form 10-K.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

Total Revenues	$2,191,727	$2,087,199	$1,834,090
Costs and Expenses:
Cost of Sales	1,083,053	1,034,913	930,826
Non-recurring Charge	—	25,236	—
Selling, General and Administrative Expenses	873,265	818,205	644,487
Cost of Insurance Operations	8,620	5,589	5,928
Depreciation and Amortization Expense	58,340	58,290	42,431
Unusual Item — Executive Transactions	2,300	4,713	—
Unusual Item — Retiree Medical Curtailment	(3,502)	—	—

Operating Earnings	169,651	140,253	210,418
Interest Expense, Net	7,750	6,857	32,178

Earnings Before Income Taxes	161,901	133,396	178,240
Income Taxes	59,256	51,348	66,726

Earnings Before Effect of Accounting Change	102,645	82,048	111,514
Effect of a Change in Accounting for the Write-Off of the Excess of Revalued Net Assets over Stockholders’ Investment	(41,287)	—	—

Net Earnings	$143,932	$82,048	$111,514

Earnings Per Common Share — Basic:
Before Effect of Change in Accounting Principle	$2.97	$2.37	$3.16
Net Earning Per Share	$4.16	$2.37	$3.16
Earnings Per Common Share — Diluted:
Before Effect of Change in Accounting Principle	$2.95	$2.36	$3.11
Net Earnings Per Share	$4.13	$2.36	$3.11
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	34,589	34,575	35,326
Diluted	34,846	34,751	35,883

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	July 31, 2002	July 31, 2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$84,887	$29,390
Merchandise Inventories	782,316	724,157
Other Current Assets	47,915	57,153

Total Current Assets	915,118	810,700
Property and Equipment, Net	284,438	296,413
Goodwill, Net	212,039	206,402
Other Assets	34,654	33,768
Deferred Tax Asset, Net	31,604	47,704

Total Assets	$1,477,853	$1,394,987

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$331,663	$269,111
Deferred Tax Liability, Net	10,104	16,129

Total Current Liabilities	341,767	285,240
Non-current Liabilities	109,530	118,434
Long-term Debt	86,749	109,463
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	41,287
Commitments and Contingencies Stockholders’ Investment:
Preferred Stock	—	—
Common Stock	407	404
Additional Paid-In Capital	549,848	539,904
Accumulated Other Comprehensive Loss	(6,559)	(2,355)
Accumulated Earnings	629,767	485,835
Deferred Compensation	(115)	(8,253)

	1,173,348	1,015,535
Treasury Stock	(233,541)	(174,972)

Total Stockholders’ Investment	939,807	840,563

Total Liabilities and Stockholders’ Investment	$1,477,853	$1,394,987

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

Net Cash Flows from Operating Activities:
Net earnings	$143,932	$82,048	$111,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-recurring cost of sales charge	—	25,236	—
Depreciation and amortization expense	58,787	59,261	44,325
Deferred compensation expense	1,916	650	3,219
Deferred taxes and utilization of NOL	13,668	20,281	23,427
Tax benefit associated with stock option exercises	1,537	998	4,156
Effect of change in accounting principle for the write-off of negative goodwill	(41,287)	—	—
Retiree medical curtailment gain	(3,502)	—	—
Changes in assets and liabilities, net of Piercing Pagoda acquisitions:
Restricted cash	—	3,913	2,116
Customer receivables, net	—	—	(27,036)
Merchandise inventories	(60,940)	(46,403)	(56,209)
Other current assets	9,092	(5,147)	(5,715)
Other assets	2,009	605	(1,514)
Accounts payable and accrued liabilities	53,409	(47,861)	43,178
Non-current liabilities	(5,402)	(4,553)	(525)

Net Cash Provided by Operating Activities	173,219	89,028	140,936

Net Cash Flows from Investing Activities:
Additions to property and equipment	(54,159)	(87,656)	(78,618)
Dispositions of property and equipment	5,696	2,060	3,198
Purchase of available for sale investments	(8,197)	(7,553)	(8,485)
Proceeds from sale of available for sale investments	7,471	8,900	9,482
Proceeds from sale of credit card receivables, net of transaction costs	—	—	583,676
Acquisition of Piercing Pagoda, net of cash acquired	—	(239,530)	—

Net Cash (Used in) Provided by Investing Activities	(49,189)	(323,779)	509,253

Net Cash Flows from Financing Activities:
Net decrease in short term borrowings	—	—	(250,000)
Payments on long term debt	—	(8,012)	—
Payments on revolving credit agreement	(239,747)	(563,374)	(568,038)
Borrowings under revolving credit agreement	230,281	563,701	474,782
Debt issue and capitalized financing costs	—	—	(2,226)
Senior note repurchase	(12,735)	—	—
Proceeds from exercise of stock options	8,213	12,445	8,042
Purchase of common stock	(54,399)	(38,736)	(49,997)

Net Cash Used in Financing Activities	(68,387)	(33,976)	(387,437)

Effect of Exchange Rate Changes on Cash	(146)	(117)	79
Net Increase (Decrease) in Cash and Cash Equivalents	55,497	(268,844)	262,831
Cash and Cash Equivalents at Beginning of Period	29,390	298,234	35,403

Cash and Cash Equivalents at End of Period	$84,887	$29,390	$298,234

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2002	July 31, 2001	July 31, 2000

Supplemental cash flow information:
Interest paid	$9,667	$10,408	$32,897
Interest received	$2,141	$3,992	$1,465
Income taxes paid (net of refunds received)	$14,543	$34,886	$44,785

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income

Balance July 31, 1999	35,983	$392	$504,300	$376
Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(1,578)
Cumulative Translation Adjustments	—	—	—	1,613
Exercise of Stock Options, net of tax benefit	422	4	12,194	—
Purchase of Common Stock	(1,275)	—	—	—
Contribution to 401(k) plan	131	—	1,832	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2000	35,261	$396	$518,326	$411

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(20)
Cumulative Translation Adjustments	—	—	—	(2,746)
Exercise of Stock Options, net of tax benefit	485	5	13,438	—
Purchase of Common Stock	(1,272)	—	—	—
Contribution to 401(k) plan	117	—	205	—
Restricted Stock, Issued/Cancelled	224	3	7,935	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2001	34,815	$404	$539,904	$(2,355)

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(626)
Unrealized Gain on Derivatives	—	—	—	1
Cumulative Translation Adjustments	—	—	—	(3,579)
Exercise of Stock Options, net of tax benefit	327	3	9,747	—
Purchase of Common Stock	(1,447)	—	—	—
Contribution to 401(k) plan	74	—	197	—
Restricted Stock Cancelled	(200)	—	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2002	33,569	$407	$549,848	$(6,559)

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT — (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income

Balance July 31, 1999	$292,273	$(5,005)	$(92,725)	$699,611	$78,457
Net Earnings	111,514	—	—	111,514	111,514
Unrealized Loss on Securities, net	—	—	—	(1,578)	(1,578)
Cumulative Translation Adjustments	—	—	—	1,613	1,613
Exercise of Stock Options, net of tax benefit	—	—	—	12,198	—
Purchase of Common Stock	—	—	(49,997)	(49,997)	—
Contribution to 401(k) plan	—	—	3,365	5,197	—
Deferred Compensation Amortization	—	3,219	—	3,219	—

Balance July 31, 2000	$403,787	$(1,786)	$(139,357)	$781,777	$111,549

Net Earnings	82,048	—	—	82,048	82,048
Unrealized Loss on Securities, net	—	—	—	(20)	(20)
Cumulative Translation Adjustments	—	—	—	(2,746)	(2,746)
Exercise of Stock Options, net of tax benefit	—	—	—	13,443	—
Purchase of Common Stock	—	—	(38,736)	(38,736)	—
Contribution to 401(k) plan	—	—	3,942	4,147	—
Restricted Stock, Issued/Cancelled	—	(7,117)	(821)	—	—
Deferred Compensation Amortization	—	650	—	650	—

Balance July 31, 2001	$485,835	$(8,253)	$(174,972)	$840,563	$79,282

Net Earnings	143,932	—	—	143,932	143,932
Unrealized Loss on Securities, net	—	—	—	(626)	(626)
Unrealized Gain on Derivatives	—	—	—	1	1
Cumulative Translation Adjustments	—	—	—	(3,579)	(3,579)
Exercise of Stock Options, net of tax benefit	—	—	—	9,750	—
Purchase of Common Stock	—	—	(54,399)	(54,399)	—
Contribution to 401(k) plan	—	—	2,048	2,245	—
Restricted Stock Cancelled	—	6,218	(6,218)	—	—
Deferred Compensation Amortization	—	1,920	—	1,920	—

Balance July 31, 2002	$629,767	$(115)	$(233,541)	$939,807	$139,728

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

     Use of Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, LIFO retail inventory method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short term maturity of those instruments.

     Credit Insurance Operations. Insurance premium revenue from credit insurance subsidiaries was $18.3 million, $19.0 million and $19.7 million for the years ended July 31, 2002, 2001, and 2000, respectively. These revenues are included in Total Revenues on the Consolidated Statement of Operations. The associated cost of insurance operations was $8.6 million, $5.6 million and $5.9 million for the years ended July 31, 2002, 2001 and 2000, respectively. Prior to July 31, 2002, insurance premium revenue and related cost of insurance operations were netted in Selling, General and Administrative Expenses. All periods have been reclassified to reflect this insignificant change.

     Merchandise Inventories. Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory. The cost to retail ratio for each merchandise category is based on beginning inventory and fiscal year purchase activity for each category.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. Prior to fiscal year 2002, the Company used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

     The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management, or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such writedowns could be significant.

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least twice annually for all store locations and annually for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrinkage reserve.

     Long-lived Assets and Goodwill — Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a writedown of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur. Impairments recorded were not material in the periods presented.

     Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company’s identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal year 2002 and concluded that no impairment of goodwill existed.

     Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life. Estimated useful lives of the assets range from three to twenty-seven years. Original cost and related accumulated depreciation or amortization are removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized as and amortized over their useful lives.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Excess of Revalued Net Assets Over Stockholders’ Investment. The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41 million credit in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment. Prior to fiscal year 2002, the Company amortized the Excess of Revalued Net Assets Over Stockholders’ Investment over fifteen years. Amortization was $5.9 million for each of the years ended July 31, 2001 and 2000. Accumulated amortization was $47.2 million at July 31, 2001.

     Stock Based Compensation. The Company accounts for stock-based compensation by applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, “Accounting for Stock-based Compensation.” Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Under the provision of the Company’s equity conpensation plan, stock options cannot be granted at below market price.

     Revenue Recognition. The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include amortized extended service agreements (“ESA”) which are recognized over the period the services are performed. Revenues also include premiums from the Company’s insurance business, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

     Advertising Expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated income statements. Amounts charged against operations were $62.9 million, $78.5 million and $66.4 million for the years ended July 31, 2002, 2001 and 2000, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 2002 and 2001, are $8.0 million and $6.0 million, respectively, and are classified as components of other assets in the consolidated balance sheet.

     Reclassifications. The classifications in use at July 31, 2002, have been applied to the financial statements for July 31, 2001 and 2000.

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

     Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

     The Company adopted SFAS Nos. 141 and 142 in the first quarter of fiscal year 2002. Upon adoption of SFAS No. 141, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment (negative goodwill). Additionally, in accordance with SFAS No. 142, the Company completed the valuations of its reporting units that include goodwill during fiscal year 2002. Based on these valuations, the Company concluded that no impairment of goodwill existed.

     An additional result of the adoption of SFAS No. 141 and 142 was a decrease in net amortization expense. A reconciliation for the impact of the adoption of SFAS No. 141 and 142 to net income and earnings per share is as follows:

	Year Ended July 31,

	2002	2001	2000

Net Earnings	$143,932	$82,048	$111,514
Add back: Goodwill Amortization	—	11,754	4,717
Subtract: Deferred Credit Amortization	—	(5,898)	(5,898)
Subtract: Effect of a Change in Accounting Principle	(41,287)	—	—

Adjusted Net Earnings	$102,645	$87,904	$110,333

Earnings Per Common Share — Basic:
Reported Net Earnings	$4.16	$2.37	$3.16
Goodwill Amortization	—	0.34	0.13
Deferred Credit Amortization	—	(0.17)	(0.17)
Effect of Change in Accounting Principle	(1.19)	—	—

Adjusted Net Earnings	$2.97	$2.54	$3.12

Earnings Per Common Share — Diluted:
Reported Net Earnings	$4.13	$2.36	$3.11
Goodwill Amortization	—	0.34	0.13
Deferred Credit Amortization	—	(0.17)	(0.16)
Effect of Change in Accounting Principle	(1.18)	—	—

Adjusted Net Earnings	$2.95	$2.53	$3.08

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Acquisition of Piercing Pagoda, Inc.

     On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), for approximately $203 million, plus approximately $45 million for existing debt and the assumption of certain bank debt and liabilities.

The excess of the purchase price over the fair value of the net assets acquired, approximately $155 million, is classified as goodwill, and prior to fiscal year 2002 was amortized on a straight line basis over twenty years. However, the Company adopted SFAS No. 142 in the first quarter of fiscal year 2002. As a result, goodwill related to the Company’s acquisition of Piercing Pagoda is no longer amortized, and instead is reviewed annually for impairment. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to Piercing Pagoda prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

     The following unaudited pro forma information presents a summary of our consolidated results of operations including Piercing Pagoda as if the acquisition was effective on August 1, 2000.

	Year Ended July 31,

	2002	2001

	(unaudited)
	(amounts in thousands, except per share amounts)
Total Revenues	$2,191,727	$2,117,647
Net Income	143,932	81,491
Earnings Per Share	$4.13	$2.34

     The proforma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

Merchandise Inventories

     The Company’s U.S. operations use the LIFO retail method of accounting for inventory. The LIFO provision (benefit) was $1.4 million, $4.9 million and ($3.0) million for the years ended July 31, 2002, 2001 and 2000, respectively. The cumulative LIFO provision reflected on the Company’s Balance Sheet was $16.1 million and $14.7 million at July 31, 2002 and 2001, respectively. Domestic inventories on a FIFO basis were $739.8 million and $680.9 million at July 31, 2002 and 2001, respectively.

     The Company’s Canadian operations use the FIFO retail method of accounting for inventory. Inventory net of reserves was approximately $58.6 million and $57.9 million at July 31, 2002 and 2001, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Consigned inventory and related contingent obligations are not reflected in the Company’s financial statements. Consignment inventory historically consists of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales. The Company maintained consolidated consigned inventory at its retail locations of approximately $162.2 million and $186.2 million at July 31, 2002 and 2001, respectively.

     Prior to fiscal year 2002, the Company has used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measures inflation or deflation in the components of its merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and the Company’s merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS’s producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

Investments

     Investments in debt and equity securities are reported as Other Assets in the Consolidated Balance Sheet. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2002 will contractually mature within 1 to 31 years. Investments, principally related to the Company’s insurance subsidiaries as of July 31, 2002 and 2001 were as follows:

	July 31, 2002		July 31, 2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(amounts in thousands)
U.S government obligations	$16,135	$17,142	$14,687	$15,300
Corporate bonds and notes	4,906	5,133	6,568	6,741
Corporate equity securities	5,271	4,378	4,456	4,637

	$26,312	$26,653	$25,711	$26,678

     All investments are classified as available for sale. At July 31, 2002 and 2001, the carrying value of investments included net unrealized gains of $0.3 million and $1.0 million at July 31, 2002 and 2001, respectively, which are included in other comprehensive income. The net realized (loss) gain on investments which totaled ($0.1) million in 2002, $0.3 million in 2001, and $2.1 million in 2000, were determined on a specific identification basis.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Property And Equipment

     The Company’s property and equipment consists of the following:

	July 31, 2002	July 31, 2001

	(amounts in thousands)
Land	$881	$881
Building and Leasehold Improvements	185,425	169,741
Furniture and Fixtures	312,463	285,546
Construction in Progress	9,089	13,670

Total Property and Equipment	507,858	469,838
Less: Accumulated Amortization and Depreciation	(223,420)	(173,425)

Total Net Property and Equipment	$284,438	$296,413

     Depreciation expense of $58.3 million, $52.4 million and $43.6 million was recorded at July 31, 2002, 2001 and 2000. Property and equipment are depreciated over the estimated useful lives of the assets. Useful lives for buildings, leasehold improvements, and furniture and fixtures are 27 years, the remaining term of the lease, and 3-12 years, respectively.

Accounts Payable, Accrued Liabilities And Non-Current Liabilities

     The Company’s accounts payable and accrued liabilities consist of the following:

	July 31, 2002	July 31, 2001

	(amounts in thousands)
Accounts Payable	$145,968	$112,953
Accrued Payroll	28,304	24,518
Accrued Taxes	51,278	26,759
Extended Warranty Deferred Revenue	29,044	29,106
Accrued Rent	25,067	21,090
Other Accruals	52,002	54,685

Total Accounts Payable and Accrued Liabilities	$331,663	$269,111

     The Company’s non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from Citi Commerce Solutions recognized as deferred revenue.

     Deferred Credit. In connection with the sale of its customer receivables, the Company entered into a ten year merchant services agreement whereby Citi Commerce Solutions will issue private label credit cards branded with appropriate Company trademarks. Citi Commerce Solutions provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the Consolidated Balance Sheet. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment will be recognized ratably over the term of the agreement. Deferred credits of $33.4 million and $37.6 million are included in the accompanying Consolidated Balance Sheet at July 31, 2002 and 2001, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

     Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In fiscal year 2002, the Company recorded a $3.5 million gain related to the curtailment of its Retiree Medical Plan. The medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the continued postretirement benefits are recognized in selling, general and administrative expense in the Consolidated Statements of Operations over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

	July 31, 2002	July 31, 2001

	(amounts in thousands)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$17,255	$14,194
Service Cost	193	332
Interest Cost	899	1,113
Plan participant contributions	1,113	806
Curtailments	(8,423)	—
Amendments	—	6,546
Actuarial Gain	(236)	(4,476)
Benefits Paid	(1,810)	(1,260)

Benefit Obligation at End of Year	$8,991	$17,255

Change in Plan Assets:
Market value at beginning of year	$—	$—
Employer contributions	697	454
Plan participant contributions	1,113	806
Benefit payments	(1,810)	(1,260)

Market value at end of year	$—	$—

Funded Status	$(8,991)	$(17,255)
Unrecognized net actuarial gain	(7,528)	(9,607)
Unrecognized prior service cost	—	5,306

Adjusted Prepaid (accrued) benefit cost	$(16,519)	$(21,556)

     The weighted average assumption of the discount rate is 7.0 percent and 7.5 percent as of July 31, 2002 and 2001, respectively. For measurement purposes, an initial annual rate of increase in the per capita cost of covered health care benefits of 12.5 percent and 11.5 percent was assumed for July 31, 2002 and July 31, 2003, respectively, with an ultimate assumed rate of 6.0 percent.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Components of net periodic benefit cost:

	July 31, 2002	July 31, 2001	July 31, 2000

	(amounts in thousands)
Service Cost	$193	$332	$306
Interest Cost	899	1,113	1,018
Amortization of Prior Service Cost and Gain	(177)	(497)	(855)
Settlement/Curtailment/Termination of Benefits	(4,117)	—	—

Net Periodic Benefit Cost	$(3,202)	$948	$469

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase		1-Percentage-Point Decrease

	(amounts in thousands)
Effect on total service and interest cost components	$137	12.6%	$(125)	(11.5)%
Effect on post retirement benefit obligation	$721	8.0%	$(661)	(7.4)%

Non-Qualified Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (the “Plan”). The Plan is to provide eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate owned life insurance policies. There is no material impact to the financial statements from this Plan.

Long-term Debt

The Company’s long-term debt consists of the following:

	July 31, 2002	July 31, 2001

	(amounts in thousands)
Revolving Credit Agreement	$—	$9,798
Senior Notes	86,749	99,665

Total Long-Term Debt	$86,749	$109,463

     Revolving Credit Agreement. The Company amended and restated its unsecured revolving credit agreement with a group of banks on March 30, 2000. The amended and restated revolving credit agreement (the “Revolving Credit Agreement”) provides for (i) a revolving credit loan facility to the Company and to its operating subsidiary, Zale Delaware, Inc. (such facility, the “U.S. Revolving Credit Facility”), in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders (the “U.S. Commitments”), including a $10 million sublimit for letters of credit, and (ii) a separate revolving credit facility for a Canadian subsidiary (the “Canadian Revolving Credit Facility”), which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of approximately $10 million in commitments by a Canadian lender (the “Canadian Commitment”). The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The Revolving Credit Agreement term is five years. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed U.S. Dollar equivalent of $300 million.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit Facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent); and (B) loans outstanding under the Canadian Revolving Credit Facility bear interest, at the Company’s option, at either (i) Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada or neither)) plus a margin equal to 0.50 percent (subject to adjustment as described below), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. The margin applicable to Eurodollar Rates and Bankers’ Acceptance Discount Rates and letter of credit commission rates will be automatically reduced or increased from time to time based on certain future performance levels attained by the Company and its subsidiaries. Such margin will also be reduced if the debt of the Company and its subsidiaries under the Revolving Credit Agreement achieves an investment grade rating, and thereafter will be reduced or increased based upon changes in such rating. A utilization fee of 0.125 percent is to be paid on the average daily amount during each calendar quarter to the extent that the outstanding amount of loans under the U.S. Revolving Credit Facility exceeds 50 percent of the total U.S. Commitments during the preceding quarter, and/or if and to the extent that the outstanding amount of loans under the Canadian Revolving Credit Facility exceeds 50 percent of the total Canadian Commitments during the preceding fiscal quarter, such utilization fee being payable in each case on the average daily amount of such excess. The Company currently pays a commitment fee of 0.25 percent per annum on the preceding month’s unused U.S. Commitments and Canadian Commitment, which commitment fee is also subject to reduction or increase based on future performance and upon changes in the debt rating. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2002, there were no amounts outstanding under the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

     Senior Notes. On September 23, 1997, the Company issued $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007. All proceeds from the sale of the Senior Notes were used by the Company to repay outstanding indebtedness under its Revolving Credit Agreement and for general corporate purposes. The Senior Notes are unsecured. The Senior Notes are redeemable for cash at any time on or after October 1, 2002, at the option of the Company, in whole or in part, at declining redemption prices starting at 104.25 percent of the principal amount. In the fourth quarter of fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of the Senior Notes. The Company recognized an $0.8 million loss related to this extinguishment of debt. This loss is reported in net interest expense on the Statement of Operations. At July 31, 2002, the outstanding balance of the Senior Notes was $87 million.

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

     Scheduled maturities of long-term debt for the next five years at July 31, 2002 are as follows: 2003-$0; 2004-$0; 2005-$0 million; 2006-$0; 2007-$0 thereafter-$87 million; for a total of $87 million.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Lease Commitments

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company amended and extended its corporate headquarters lease for ten and one-half years starting in September 1997. The Company has the option to extend the lease for up to ten years beyond the expiration of the current lease. Lease incentives of approximately $2.5 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

	(amounts in thousands)
Retail Space:
Minimum Rentals	$159,284	$149,671	$105,802
Rentals Based on Sales	13,335	15,135	14,192

	172,619	164,806	119,994
Equipment and Corporate Headquarters	2,862	2,778	3,017

Total Rent Expense	$175,481	$167,584	$123,011

     Rent expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 2002, for all noncancelable leases of ongoing operations were as follows: 2003 — $161.4 million; 2004 — $149.3 million; 2005 — $136.5 million; 2006 — $119.8 million; 2007 — $102.8 million; thereafter — $251.3 million; for a total of $921.1 million.

Interest

     Interest expense for the years ended July 31, 2002, 2001 and 2000 was $9.8 million, $11.0 million and $33.7 million, respectively.

     Interest income for the years ended July 31, 2002, 2001 and 2000 was $2.0 million, $4.1 million and $1.5 million, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income Taxes

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

	(amounts in thousands)
Federal Income Tax Expense at Statutory Rate	$56,665	$46,689	$61,242
Amortization of Excess of Revalued Net Assets Over Stockholders’ Investment	—	(2,064)	(2,064)
Goodwill Amortization	—	2,658	186
State Income Taxes, Net of Federal Income Tax Benefit	2,136	2,899	6,044
Other	455	1,166	1,318

Total Income Tax Expense	$59,256	$51,348	$66,726

Effective Income Tax Rate	36.6%	38.5%	37.4%

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

	(amounts in thousands)
Current Provision:
Federal	$43,472	$27,532	$39,547
State	2,116	3,535	3,752

Total Current Provision	45,588	31,067	43,299
Deferred Provision
Federal	12,498	19,356	20,401
State	1,170	925	3,026

Total Deferred Provision	13,668	20,281	23,427

Total Income Tax Provision	$59,256	$51,348	$66,726

     As of July 31, 2002, the Company has a NOL carryforward (after limitations) of $130 million. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carryforward can be utilized through 2008.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2002 and 2001 are presented below.

	July 31, 2002	July 31, 2001

	(amounts in thousands)
Current Deferred Taxes:
Assets —
Customer receivables	$993	$1,169
Accrued liabilities	46,855	49,777
State and local taxes	4,303	4,230
Net operating loss carryforward	7,601	7,601
Other	1,811	2,156

Total Assets	61,563	64,933
Liabilities —
Merchandise inventories, principally due to LIFO reserve	(70,818)	(81,062)
Other	(849)	—

Deferred Current Tax Liability, Net	$(10,104)	$(16,129)

Non-Current Deferred Taxes:
Assets —
Net operating loss carryforward	42,734	51,914
Postretirement benefits	6,442	7,963
Other	1,153	1,258

Total Assets	50,329	61,135
Liabilities —
Property and equipment	(10,499)	(4,894)
Goodwill	(8,226)	(8,537)

Deferred Non-Current Tax Asset, Net	$31,604	$47,704

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. There was no valuation reserve at July 31, 2002 and 2001, respectively. The Company believes that, as of July 31, 2002, the realization of the deferred income tax asset is more likely than not.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Capital Stock

     Common Stock. At July 31, 2002 and 2001, 70,000,000 shares of Common Stock, par value of $0.01 per share, were authorized, and 40,746,409 shares and 40,418,830 shares, respectively, were issued, of which 33,569,362 shares and 34,815,150 shares, respectively, were outstanding.

     Preferred Stock. At July 31, 2002 and 2001, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None were issued or outstanding.

     Treasury Stock. The Company held 7,177,047 and 5,603,680 treasury shares at July 31, 2002 and 2001 respectively.

     During September 1999, the Board of Directors approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase through fiscal year 2000, up to an aggregate of $50 million of common stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million.

     On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2001. The Company repurchased 1.3 million shares at an aggregate cost of $38.7 million in fiscal year 2001.

     On August 7, 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase throughout the fiscal year, up to an aggregate of $50 million of Zale Corporation common stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million in fiscal year 2002.

     In July, 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, may purchase, up to an aggregate of $50 million of Zale common stock on the open market through July 31, 2003. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $4.4 million through July 31, 2002.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Incentive Stock Plan. As of July 31, 2002, the Company had two stock incentive plans. On July 30, 1993, the Company adopted an incentive stock option plan (the “Incentive Stock Plan”) to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 8,405,000 shares of common stock, including previously granted shares, may be granted under the Incentive Stock Plan to eligible employees. The Incentive Stock Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the Incentive Stock Plan. Restricted Stock granted under the Incentive Stock Plan usually vests ratably over a four to five year vesting period and are non-transferable prior to vesting. Options granted under the Incentive Stock Plan (i) must be granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The 1995 Outside Director Stock Option Plan, (the “Director Plan”) authorizes the Company to grant common stock to non-employee directors at fair market value of the Company common stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Director Plan is 300,000 shares.

     During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. These shares will vest ratably on each of the anniversaries ranging from two to four years from the date of grant and are subject to restrictions on their sale or transfer. During July 2001, 250,000 shares of restricted common stock were granted to a key employee, valued at $7.9 million as of the grant date, and these shares will vest ratably over five years. In fiscal year 2001, 25,962 restricted shares were cancelled and returned to treasury stock due to the resignation of an executive. In fiscal year 2002, 200,000 restricted shares were cancelled due to the resignation of an executive. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $1.9 million, $0.7 million, and $3.2 million for the twelve month periods ended July 31, 2002, 2001, and 2000 respectively. Compensation expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

     Stock option transactions are summarized as follows:

							Weighted Average
	Shares			Grant Price			Exercise Price

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2002	2001	2000	2002	2001	2000	2002	2001	2000

Outstanding, beginning of year	3,247,782	3,241,313	2,912,157	$8.68-45.56	$8.68- 45.56	$8.68-43.50	$34.10	$34.70	$30.01
Granted	640,700	1,066,650	816,500	28.29-42.00	28.22- 40.13	33.91-45.56	30.04	31.82	42.97
Exercised	(328,579)	(485,156)	(422,669)	9.74-43.50	9.00- 33.44	9.00 -33.44	24.47	25.44	18.90
Canceled	(534,325)	(575,025)	(64,675)	8.68-43.50	9.74- 43.72	9.74 -43.50	33.79	40.54	31.17

Outstanding, end of year	3,025,578	3,247,782	3,241,313	$9.00-45.56	$8.68-45.56	$8.68-45.56	$34.35	$34.10	$34.70

     The following table summarizes information about stock options outstanding at July 31, 2002.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Options Outstanding					Options Exercisable

			Weighted	Weighted		Weighted
			Average	Average		Average
Range of Exercise		Number	Remaining Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price

$4.56	$9.11	2,000	2	$9.00	2,000	$9.00
9.11	13.67	16,750	2	10.38	16,750	10.38
13.67	18.23	34,157	4	16.70	34,157	16.70
18.23	22.78	65,696	4	21.69	65,696	21.69
22.78	27.34	25,000	6	26.05	17,250	26.00
27.34	31.89	1,086,475	8	29.76	233,162	31.36
31.89	36.45	890,250	6	33.44	801,750	33.43
36.45	41.01	5,000	6	38.86	3,375	39.12
$41.01	$45.56	900,250	6	43.07	554,375	43.24

		3,025,578	7	$34.35	1,728,515	$35.21

     As of July 31, 2002, 2001 and 2000, 1,728,515, 1,450,382, and 1,315,021, of options outstanding were exercisable at a weighted average exercise price of $35.21, $32.21, and $28.69, respectively.

     The Company accounts for the Stock Option Plan under Accounting Principles Bulletin Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net earnings for fiscal years 2002, 2001 and 2000 would have been (amounts in thousands) $137,774, $74,244, and $106,643 respectively, resulting in diluted earnings per share of $3.95, $2.14 and $2.97, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2002, 2001, and 2000 respectively: risk-free interest rate of 4.1 percent, 4.9 percent, and 6.3 percent, expected dividend yield of zero, expected lives of five years, and expected volatility of 39.5 percent, 38.9 percent, and 36.0 percent. The weighted average fair value of options granted for fiscal years 2002, 2001 and 2000 is $12.24, $13.37 and $18.60, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Earnings Per Common Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and warrants issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the years ended July 31, 2002, 2001 and 2000, there were antidilutive common stock equivalents of 865,825, 1,846,613, and 1,386,500, respectively.

	Year Ended July 31,

	2002	2001	2000

	(amounts in thousands, except per share amounts)
Net earnings available to stockholders	$143,932	$82,048	$111,514
Basic:
Weighted average number of common shares outstanding	34,589	34,575	35,326
Earnings per common share — basic:
Before effect of change in accounting principle	$2.97	$2.37	$3.16

Net Earnings per share	$4.16	$2.37	$3.16

Diluted:
Weighted average number of common shares outstanding	34,589	34,575	35,326
Effect of dilutive securities:
Stock options	257	176	557
Weighted average number of common shares outstanding as adjusted	34,846	34,751	35,883
Earnings per common share — diluted:
Before effect of change in accounting principle	$2.95	$2.36	$3.11

Net Earnings per share	$4.13	$2.36	$3.11

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Segments

     The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company’s six brands. Revenues of international retail operations represent approximately 6.7 percent, 7.2 percent, and 8.5 percent of the Company’s revenues for fiscal years 2002, 2001, and 2000 respectively. Net property and equipment of international operations, represents approximately 5.9 percent and 5.1 percent of the Company’s net property and equipment for fiscal 2002 and fiscal 2001, respectively.

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

Unusual Item — Executive Transactions

     Effective September 6, 2000, Robert J. DiNicola retired as Chairman of the Board but at the request of the Board of Directors, remained as a non-employee member of the Board. In connection with his severance arrangement, the Company agreed to pay certain benefits of approximately $1.9 million consisting principally of an amount equivalent to one year of salary and bonus and other severance related benefits including the accelerated vesting of certain options held by Mr. DiNicola.

     The Company extended to Mr. DiNicola a full recourse, $2.2 million loan, bearing interest at a rate of 8.74 percent per annum, for the sole purpose of allowing Mr. DiNicola to exercise options to purchase 125,000 shares of the Company’s common stock prior to expiration of the options. Pursuant to a pledge agreement, the Company was granted a security interest in the 125,000 shares acquired by Mr. DiNicola upon exercise of the option. Under the loan agreement, the loan was to be repaid no later than December 4, 2002, or the date Mr. DiNicola sold any of the shares acquired pursuant to the option. On January 15, 2002, Mr. DiNicola sold the shares, and repaid the entire outstanding principal balance on the loan. In recognition of Mr. DiNicola’s continued services to the Company following his re-election as Chairman and Chief Executive Officer, effective February 21, 2001 through July 31, 2002, Mr. DiNicola received additional compensation in the amount of the accrued interest under the loan.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     In April 2001, to facilitate Mr. DiNicola’s relocation to Dallas following his re-election as Chairman and Chief Executive Officer, the Company extended to Mr. DiNicola a full recourse, $2.1 million loan, bearing interest at a rate of 7.25 percent per annum, the proceeds of which were used by Mr. DiNicola to purchase a home in Dallas, Texas. As security for repayment of the loan, the Company had a first priority mortgage on the property. Under the loan agreement, payments of interest were due each month, with the entire principal amount to be repaid in August 2006. On July 16, 2002, Mr. DiNicola repaid the entire outstanding principal balance on the loan, along with all accrued interest.

     Robert J. DiNicola retired as Chief Executive Officer at the end of fiscal year 2002. In connection with his retirement, the Company agreed to pay certain expenses on an ongoing basis including life insurance premiums, relocation and medical costs totaling $0.8 million. He will remain Chairman of the Board in a non-executive role, and has entered into a consulting agreement with the Company.

     In addition, Alan P. Shor resigned as President and Chief Operating Officer at the end of fiscal year 2002. In connection with his resignation, the Company agreed to pay over a three year period certain benefits of approximately $1.5 million consisting principally of an amount equivalent to three years of salary and other related benefits, including accelerated vesting of restricted stock. Mr. Shor also received accelerated vesting of certain stock options.

Commitments And Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations. However, litigation involves an element of uncertainty. Future developments could result in significant changes in litigation reserves.

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd., and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, the plaintiff seeks, among other things, compensatory and punitive damages as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. Although the Company is vigorously defending the alleged claims, settlement negotiations are ongoing.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company has established reserves based on the current status of each case. Certification of the matters as class actions could result in adjustments to the reserves.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, LAN operations and desktop support. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36-month term and a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

Benefit Plans

Defined Contribution Retirement Plan

     At July 31, 2002, the Company maintained the Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. New employees are required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Effective August 1, 2002, the maximum amount employees can contribute was raised to thirty percent of their annual salary, subject to Internal Revenue Service limitations (“IRS”). Through February 2002, the Company matched one dollar in Zale stock for every dollar an employee contributes up to four percent of annual compensation, subject to IRS limitations. Effective March 1, 2002, the Company matches $0.50 in Zale stock for every dollar an employee contributes up to four percent of annual compensation subject to IRS limitations.

     Through February 2002, matching contributions were made on a monthly basis. Effective March 1, 2002, matching contributions are made on an annual basis, and employees must be employed with the Company on the last day of the plan year to receive the Company match contributions. Employees vest in the Company match contribution immediately. The Company’s provision for matching contributions were $3.2 million, $4.1 million and $2.9 million for fiscal years 2002, 2001 and 2000, respectively.

     From the date of acquisition through July 31, 2001, Piercing Pagoda employees continued to contribute to a separate defined contribution retirement plan that was in place prior to the acquisition. Effective August 1, 2001, this plan was merged with and into the Zale Corporation Savings & Investment Plan.

Financial Instruments

     As cash and short-term cash investments, the revolving credit agreement, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. Also, the carrying amount of the $86.7 million and $99.7 million, net of discount, Senior Notes approximates fair value at July 31, 2002 and 2001, respectively.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount $26.7 million, approximate market value at July 31, 2002 and July 31, 2001 respectively and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value. Changes in unrealized gains and losses are recorded directly to stockholders’ investment. Net realized (loss) gains recognized for the years ended July 31, 2002, 2001 and 2000 were $(0.1) million, $0.3 million, and $2.1 million, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Concentrations of Credit Risk. As of July 31, 2002 and 2001, the Company had no significant concentrations of credit risk.

Related-Party Transactions

     One of the Company’s directors serves as a director of a company from which the Company purchased approximately $5.9 million and $2.4 million of jewelry merchandise during fiscal year 2002 and 2001, respectively. The Company believes the terms were equivalent to those of transactions with unrelated parties.

     During fiscal year 2002 and 2001, the Company retained the firm of Whitehead Mann, Inc. to perform certain executive search services for the Company. Mr. A. David Brown, a member of the Company’s compensation committee and Board of Directors, serves as managing partner of Whitehead Mann. In exchange for executive search services, Whitehead Mann received fees of approximately $330,000 and $100,000 in fiscal years 2002 and 2001, respectively. The Company believes the terms were equivalent to those transactions with unrelated parties.

     In December 2000, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, $2.2 million interest-bearing loan at 8.74 percent for the sole purpose of exercising 125,000 stock options prior to their expiration. Also, in April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home. In August 2001, the loan was modified and extended with -the entire principal amount to be repaid in August 2006. As of July 31, 2002, all outstanding loans with Mr. DiNicola were repaid in full.

     Effective March 27, 2001, the Company extended loans to Alan P. Shor, Mary Forté, and Sue E. Gove, in the amounts of $23,838, $16,685 and $16,685, respectively, to pay income taxes due on the value of restricted stock grants to each, which vested on February 25, 2001. Under the loan agreements, the named executives agreed not to sell all or a portion of the restricted stock to generate funds to pay the taxes due. The loans were required to be repaid by September 30, 2002. As of July 31, 2001, $23,838, $16,685 and $16,685, respectively remained outstanding on the loans. These loans were repaid in full in fiscal year 2002.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Supplemental Condensed Consolidating Financial Information

     On September 23, 1997, the Company issued $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. As of July 31, 2002, $87 million of the Senior Notes remained outstanding.

     The Company’s payment obligations under the Senior Notes are guaranteed by Zale Delaware, Inc. (the “Guarantor Subsidiary”). Such guarantee is full and unconditional with respect to Zale Delaware, Inc. Separate financial statements of the Guarantor Subsidiary are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiary and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2002
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,984,149	$207,578	$—	$2,191,727
Costs and Expenses:
Cost of Sales	—	981,800	101,253	—	1,083,053
Selling, General and Administrative Expenses	150	804,411	68,704	—	873,265
Cost of Insurance Operations	—	—	8,620	—	8,620
Depreciation and Amortization Expense	—	54,271	4,069	—	58,340
Unusual Item — Executive Transactions	—	2,300	—	—	2,300
Unusual Item — Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating Earnings (Loss)	(150)	144,869	24,932	—	169,651
Interest Expense (Income), Net	(52,575)	60,367	(42)	—	7,750

Income Before Income Taxes	52,425	84,502	24,974	—	161,901
Income Taxes	19,188	30,928	9,140	—	59,256

Earnings Before Effect of Accounting Change	33,237	53,574	15,834	—	102,645
Effect of a Change in Accounting for the Write-off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	33,237	94,861	15,834	—	143,932
Equity in Earnings of Subsidiaries	110,695	9,135	—	(119,830)	—

Net Earnings	$143,932	$103,996	$15,834	$(119,830)	$143,932

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2001
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,625,865	$461,334	$—	$2,087,199
Costs and Expenses:
Cost of Sales	—	847,476	187,437	—	1,034,913
Non-recurring Charge	—	25,236	—	—	25,236
Selling, General and Administrative Expenses	150	627,103	190,952	—	818,205
Cost of Insurance Operations	—	—	5,589	—	5,589
Depreciation and Amortization Expense	—	37,457	20,833	—	58,290
Unusual Item — Executive Transactions	—	4,713	—	—	4,713

Operating Earnings (Loss)	(150)	83,880	56,523	—	140,253
Interest Expense (Income), Net	(70,286)	59,810	17,333	—	6,857

Income Before Income Taxes	70,136	24,070	39,190	—	133,396
Income Taxes	27,523	9,445	14,380	—	51,348

Earnings Before Equity in Earnings of Subsidiaries	42,613	14,625	24,810	—	82,048
Equity in Earnings of Subsidiaries	39,435	19,781	—	(59,216)	—

Net Earnings	$82,048	$34,406	$24,810	$(59,216)	$82,048

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended July 31, 2000
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,625,213	$208,877	$—	$1,834,090
Costs and Expenses:
Cost of Sales	—	836,026	94,800	—	930,826
Selling, General and Administrative Expenses	150	611,354	32,983	—	644,487
Cost of Insurance Operations	—	—	5,928	—	5,928
Depreciation and Amortization Expense	—	31,678	10,753	—	42,431

Operating Earnings (Loss)	(150)	146,155	64,413	—	210,418
Interest Expense (Income), Net	(67,500)	77,435	22,243	—	32,178

Income Before Income Taxes	67,350	68,720	42,170	—	178,240
Income Taxes	25,408	25,926	15,392	—	66,726

Earnings Before Equity in Earnings of Subsidiaries	41,942	42,794	26,778	—	111,514
Equity in Earnings of Subsidiaries	69,572	23,231	—	(92,803)	—

Net Earnings	$111,514	$66,025	$26,778	$(92,803)	$111,514

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

July 31, 2002
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$662	$67,157	$17,068	$—	$84,887
Merchandise Inventories	—	709,728	72,588	—	782,316
Other Current Assets	—	41,129	6,786	—	47,915

Total Current Assets	662	818,014	96,442	—	915,118
Investment in Subsidiaries	123,378	63,581	—	(186,959)	—
Property and Equipment, Net	—	263,364	21,074	—	284,438
Intercompany Receivable	890,671	—	3,561	(894,232)	—
Goodwill, Net	—	160,694	51,345	—	212,039
Other Assets	—	2,486	32,168	—	34,654
Deferred Tax Assets, Net	1,446	32,730	(2,572)	—	31,604

Total Assets	$1,016,157	$1,340,869	$202,018	$(1,081,191)	$1,477,853

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,924	$302,754	$23,985	$—	$331,663
Deferred Tax Liability, Net	646	10,694	(1,236)	—	10,104

Total Current Liabilities	5,570	313,448	22,749	—	341,767
Non-current Liabilities	—	101,009	8,521	—	109,530
Intercompany Payable	—	886,082	8,136	(894,218)	—
Long-term Debt	86,749	—	—	—	86,749
Excess of Revalued Net Assets Over Stockholders’ Investment, Net	—	—	—	—	—
Total Stockholders’ Investment	923,838	40,330	162,612	(186,973)	939,807

Total Liabilities and Stockholders’ Investment	$1,016,157	$1,340,869	$202,018	$(1,081,191)	$1,477,853

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended July 31, 2002
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$59,583	$98,570	$20,867	$(5,801)	$173,219
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(48,442)	(5,717)	—	(54,159)
Dispositions of property and equipment	—	5,589	107	—	5,696
Purchase of available for sale investments	—	—	(8,197)	—	(8,197)
Proceeds from sale of available for sale investments	—	—	7,471	—	7,471

Net Cash Used in Investing Activities	—	(42,853)	(6,336)	—	(49,189)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(219,300)	(20,447)	—	(239,747)
Borrowings under revolving credit agreement	—	219,300	10,981	—	230,281
Senior note repurchase	(12,735)	—	—	—	(12,735)
Proceeds from exercise of stock options	8,213	—	—	—	8,213
Purchase of common stock	(54,399)	—	—	—	(54,399)
Dividends paid	—	—	(5,801)	5,801	—

Net Cash Used in Financing Activities	(58,921)	—	(15,267)	5,801	(68,387)

Effect of Exchange Rate Changes on Cash	—	—	(146)	—	(146)
Net (Decrease) Increase in Cash and Cash Equivalents	662	55,717	(882)	—	55,497
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$662	$67,157	$17,068	$—	$84,887

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended July 31, 2001
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$26,291	$(194,723)	$268,066	$(10,606)	$89,028
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(76,252)	(11,404)	—	(87,656)
Dispositions of property and equipment	—	1,202	858	—	2,060
Acquisition of Piercing Pagoda Inc., net of cash acquired	—	—	(239,530)	—	(239,530)
Purchase of available for sale investments	—	—	(7,553)	—	(7,553)
Proceeds from sale of available for sale investments	—	—	8,900	—	8,900

Net Cash Used in Investing Activities	—	(75,050)	(248,729)	—	(323,779)

Net Cash Flows from Financing Activities:
Payments on long term debt	—	—	(8,012)	—	(8,012)
Payments on revolving credit agreement	—	(547,050)	(16,324)	—	(563,374)
Borrowings under revolving credit agreement	—	547,050	16,651	—	563,701
Proceeds from exercise of stock options	12,445	—	—	—	12,445
Purchase of common stock	(38,736)	—	—	—	(38,736)
Dividends paid	—	—	(10,606)	10,606	—

Net Cash Used in Financing Activities	(26,291)	—	(18,291)	10,606	(33,976)

Effect of Exchange Rate Changes on Cash	—	—	(117)	—	(117)
Net (Decrease) Increase in Cash and Cash Equivalents	—	(269,773)	929	—	(268,844)
Cash and Cash Equivalents at Beginning of Period	—	281,213	17,021	—	298,234

Cash and Cash Equivalents at End of Period	$—	$11,440	$17,950	$—	$29,390

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Quarterly Results Of Operations (Unaudited)

     Unaudited quarterly results of operations for the years ended July 31, 2002 and 2001 were as follows (amounts in thousands except per share data):

	Fiscal 2002
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2001

Total Revenues	$435,566	$449,150	$897,133	$409,878
Gross Margin (1)	221,785	230,648	445,754	210,487
Earnings before effect of accounting change	3,651	7,649	94,995	(3,650)
Net Earnings	3,651	7,649	94,995	37,637
Net earnings per diluted share:
Before effect of accounting change	$0.11	$0.22	$2.70	$(0.10)
Net earnings per share	$0.11	$0.22	$2.70	$1.08

	Fiscal 2001
	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2001	2001	2001	2000

Total Revenues	$422,017	$422,730	$866,442	$376,010
Gross Margin(1)	214,989	214,229	410,767	187,065
Net Earnings	2,955	3,477	71,529	4,087
Net earnings per diluted common share	$0.09	$0.10	$2.07	$0.12

(1)	In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of LIFO inventories. The effect of using internal indices instead of the Bureau of Labor Statistics producer price indices was to increase net income by approximately $4.8 million. The impact on the individual prior years and prior quarters presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of October, 2002.

ZALE CORPORATION

By:	/s/ MARY L. FORTÉ Mary L. Forté President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARY L. FORTÉ Mary L. Forté	President, Chief Executive Officer and Director (principal executive officer of the registrant)	October 2, 2002

/s/ SUE E. GOVE Sue E. Gove	Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer of the registrant)	October 2, 2002

/s/ MARK R. LENZ Mark R. Lenz	Senior Vice President, Controller (principal accounting officer of the registrant)	October 2, 2002

/s/ ROBERT J. DINICOLA Robert J DiNicola	Chairman of the Board	October 2, 2002

/s/ GLEN ADAMS Glen Adams	Director	October 2, 2002

/s/ A. DAVID BROWN A. David Brown	Director	October 2, 2002

/s/ PETER P. COPSES Peter P. Copses	Director	October 2, 2002

/s/ RICHARD C. MARCUS Richard C. Marcus	Director	October 2, 2002

/s/ CHARLES H. PISTOR, JR. Charles H. Pistor, Jr.	Director	October 2, 2002

/s/ ANDREW H. TISCH Andrew H. Tisch	Director	October 2, 2002

CERTIFICATIONS

1.a — Certification by Mary L. Forté

I, Mary L. Forté, certify that:

1.	I have reviewed this annual report on Form 10-K of Zale Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 2, 2002

/s/ MARY L. FORTÉ Mary L. Forté President and Chief Executive Officer, Director (principal executive officer of the registrant)

1.b — Certification by Sue E. Gove

I, Sue E. Gove, certify that:

1.	I have reviewed this annual report on Form 10-K of Zale Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 2, 2002

/s/ SUE E. GOVE Sue E. Gove Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer of the registrant)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Zale Corporation:

Under date of August 29, 2002, we reported on the consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2002, and the related consolidated statements of operations, cash flows, and stockholders’ investment for the year then ended, as contained in the annual report on Form 10-K for the year 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of July 31, 2002 as listed in Item 14(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed on page F-14 of the Notes to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” in fiscal year 2002. Also, as discussed on page F-16 of the Notes to the Consolidated Financial Statements, the Company changed its method of determining price indices used in the valuation of LIFO inventories in fiscal year 2002.

KPMG LLP
Dallas, Texas
August 29, 2002

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

ARTHUR ANDERSEN LLP

Dallas, Texas,
August 27, 2001

The report of Arthur Andersen LLP (“Arthur Andersen”) is a copy of a report previously issued by Arthur Andersen on August 27, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. After reasonable effort, we have been unable to obtain the consent of Arthur Andersen, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended July 31, 2001 and 2000 into our previously filed registration statements (Nos. 333-67527, 333-51607, 333-20673, 333-01789, 33-87782, 333-53802, and 333-53804) under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance on Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen’s consent, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein. See Exhibit 23.2 to this Annual Report on Form 10-K.

SCHEDULE II

ZALE CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Additions			Balance At
	Beginning	Charged to			End
	of Period	Earnings	Deductions		of Period

(amounts in thousands)
Fiscal year ended July 31, 2002 Allowance for doubtful accounts	$—	$—	$—		$—
Fiscal year ended July 31, 2001 Allowance for doubtful accounts	$—	$—	$—		$—
Fiscal year ended July 31, 2000 Allowance for doubtful accounts	$76,534	$71,593	$148,127	(1)	$—

(1)	Accounts eliminated in conjunction with the Sale of the Private Label Credit Card Business.

EXHIBIT INDEX

Exhibit No.	Description

*10.6a	—	Consulting Agreement, dated as of August 1, 2002, between Zale Corporation and Robert J. DiNicola.

*10.8	—	Employment Agreement, dated as of August 1, 2002, between Zale Corporation and David W. Howard.

*10.9	—	Employment Agreement, dated as of August 1, 2002, between Zale Corporation and Mary L. Forté

*10.10	—	Employment Agreement, dated as of August 1, 2002, between Zale Corporation and Sue E. Gove.

*10.13	—	Settlement Agreement, dated as of July 10, 2002, by and among Zale Corporation, Zale Delaware, Inc. and Alan P. Shor.

18	—	Letter from KPMG LLP regarding the preferability of an accounting change, dated October 2, 2002.

23.1	—	Consent of Independent Public Accountants.

23.2	—	Notice of Absence of Consent of Arthur Andersen LLP.