Form 10-Q
period 2002-10-31
ZALE CORP
filed 2002-12-13
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 2, 2002, 32,080,336 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Index

		Page

Part I	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information:

Item 1.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signature		27

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,

	2002	2001

Total Revenues	$412,116	$409,878
Costs and Expenses:
Cost of Sales	204,349	199,391
Selling, General and Administrative Expenses	200,102	197,775
Cost of Insurance Operations	2,234	1,868
Depreciation and Amortization Expense	14,216	14,612

Operating Loss	(8,785)	(3,768)
Interest Expense, Net	1,888	2,035

Loss Before Income Taxes	(10,673)	(5,803)
Income Taxes	(3,950)	(2,153)

Loss Before Effect of Accounting Change	(6,723)	(3,650)
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)

Net (Loss) Earnings	$(6,723)	$37,637

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$(0.20)	$(0.10)
Net (Loss) Earnings Per Share	$(0.20)	$1.08
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$(0.20)	$(0.10)
Net (Loss) Earnings Per Share	$(0.20)	$1.08
Weighted Average Number of Common Shares Outstanding:
Basic	32,962	34,791
Diluted	32,962	34,791

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	October 31,	July 31,	October 31,
	2002	2002	2001

	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$24,519	$84,887	$29,762
Merchandise Inventories	929,227	782,316	902,978
Other Current Assets	55,532	47,915	63,589

Total Current Assets	1,009,278	915,118	996,329
Property and Equipment, Net	281,073	284,438	302,252
Goodwill, Net	212,812	212,039	215,474
Other Assets	35,123	34,654	34,330
Deferred Tax Asset, Net	31,566	31,604	47,734

Total Assets	$1,569,852	$1,477,853	$1,596,119

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$415,918	$331,663	$432,881
Deferred Tax Liability, Net	10,086	10,104	16,184

Total Current Liabilities	426,004	341,767	449,065
Non-current Liabilities	106,864	109,530	115,459
Long-term Debt	147,547	86,749	157,705
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	407	407	404
Additional Paid-In Capital	549,895	549,848	539,839
Accumulated Other Comprehensive Loss	(5,741)	(6,559)	(6,295)
Accumulated Earnings	623,044	629,767	523,472
Deferred Compensation	(66)	(115)	(7,671)

	1,167,539	1,173,348	1,049,749
Treasury Stock	(278,102)	(233,541)	(175,859)

Total Stockholders’ Investment	889,437	939,807	873,890

Total Liabilities and Stockholders’ Investment	$1,569,852	$1,477,853	$1,596,119

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2002	2001

Net Cash Flows from Operating Activities:
Net (loss) earnings	$(6,723)	$37,637
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	14,323	14,691
Deferred compensation expense	49	578
Effect of change in accounting principle for the write-off of negative goodwill	—	(41,287)
Changes in assets and liabilities:
Merchandise inventories	(146,029)	(181,815)
Other current assets	(7,570)	(5,947)
Other assets	(320)	(497)
Accounts payable and accrued liabilities	84,394	155,050
Non-current liabilities	(2,666)	(2,975)

Net Cash Used In Operating Activities	(64,542)	(24,565)

Net Cash Flows from Investing Activities:
Additions to property and equipment	(10,770)	(21,904)
Dispositions of property and equipment	174	902
Purchase of Available-For-Sale investments	(8,071)	(2,239)
Proceeds from sale of Available-For-Sale investments	7,352	1,635

Net Cash Used In Investing Activities	(11,315)	(21,606)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(54,488)	(80,732)
Borrowings under revolving credit agreement	115,276	129,331
Proceeds from exercise of stock options	302	30
Purchase of common stock	(45,601)	(1,924)

Net Cash Provided by Financing Activities	15,489	46,705

Effect of Exchange Rate Changes on Cash	—	(162)
Net (Decrease) Increase in Cash and Cash Equivalents	(60,368)	372
Cash and Cash Equivalents at Beginning of Period	$84,887	$29,390

Cash and Cash Equivalents at End of Period	$24,519	$29,762

Supplemental cash flow information:
Interest paid	$3,717	$4,184
Interest received	$160	$197
Income taxes paid (net of refunds received)	$5,289	$400

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At October 31, 2002, the Company operated 2,300 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under six brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet® focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States, and Mappins Jewelers® in Canada, offer contemporary jewelry merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer merchandise to more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall-based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month periods ended October 31, 2002 and 2001. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2002. The classifications in use at October 31, 2002, have been applied to the financial statements for July 31, 2002 and October 31, 2001.

     The results of operations for the three month periods ended October 31, 2002 and 2001, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year, that includes the holiday selling season.

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares for the three months ended October 31, 2001. There were antidilutive common stock equivalents of 2,679,062 and 2,802,875 for the three months ended October 31, 2002 and October 31, 2001, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE (continued)

	Three Months Ended
	October 31,

	2002	2001

	(amounts in thousands,
	except per share amounts)

Net earnings available to shareholders	$(6,723)	$37,637

Basic:
Weighted average number of common shares outstanding	32,962	34,791
Earnings per share before effect of accounting change	$(0.20)	$(0.10)

Net earnings per common share — basic	$(0.20)	$1.08

Diluted:
Weighted average number of common shares outstanding	32,962	34,791
Effect of dilutive stock options	—	—

Weighted average number of common shares outstanding as adjusted	32,962	34,791
Earnings per share before effect of accounting change	$(0.20)	$(0.10)

Net earnings per common share — diluted	$(0.20)	$1.08

STOCK REPURCHASE PLAN

     In July 2002, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2003. In October 2002, the Company completed this program, having repurchased 1.7 million shares at an aggregate cost of $50 million under this program. The Company repurchased 1.5 million of these shares, at an aggregate cost of $46 million, during the first quarter of fiscal year 2003.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three periods ended October 31, 2002 and 2001 are as follows:

	Three Months Ended October 31,

	2002	2001

	(amounts in thousands)
Net (Loss) Earnings	$(6,723)	$37,637
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on investment securities, net	(582)	114
Unrealized gain on derivative instruments	110	48
Cumulative translation adjustments	1,290	(4,102)

Total Comprehensive (Loss) Income	$(5,905)	$33,697

LONG-TERM DEBT

     In order to support the Company’s growth plans and seasonal borrowing needs, the Company maintains an unsecured Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the facility expires in 2005. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2002, there were approximately $51.2 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $9.6 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants, including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign currency contracts are denominated in Canadian dollars and are with one financial institution rated as investment grade by a major rating agency.

     The Company enters into forward contracts for the purchase of gold in order to reduce the effects of fluctuating gold prices on the cost of inventory. The Company hedges planned inventory purchases covering a designated period, usually less than four months, and not longer than twelve months. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods on amounts consistent with the Company’s identified exposure. The purpose of the hedging activities is to minimize the effect of gold price movements on cash flows. All forward contracts are with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.

     The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows and changes in expense relating to hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive (Loss) Income to the extent that they are effective. The amounts are relieved from Other Comprehensive Income during the same period the hedged transaction is recorded in earnings. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings. The gains and losses realized for the three month periods ended October 31, 2002 and 2001 were immaterial to the Company’s Consolidated Statement of Operations. As of October 31, 2002, the Company had $10.3 million of forward contracts to purchase gold outstanding. The fair value of these gold contracts recorded in the accompanying Consolidated Balance Sheet at October 31, 2002 is $0.1 million. The Company estimates these amounts will be reclassified out of other comprehensive income into earnings within the next twelve months, corresponding with the sale of the related inventory. The Company had no gold contracts outstanding at October 31, 2001. The Company had no foreign currency forward contracts outstanding at October 31, 2002. As of October 31, 2001, the Company had $16.0 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying consolidated balance sheet at October 31, 2001 was $0.1 million.

     The volume and related prices of these derivatives outstanding at October 31, 2002, are disclosed in Item 3, Qualitative and Quantitative Disclosures About Market Risk of this document.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, the plaintiff seeks, among other things, compensatory and punitive damages, as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company has reached an agreement with counsel for the plaintiffs to settle these actions. The settlement is subject to the approval of the respective courts.

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

GOODWILL

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment.

     The kiosk business was significantly impacted by reduced mall traffic during the first quarter of fiscal year 2003. However, performance of the kiosk business has historically been stronger during gift giving periods with higher mall traffic. In the second quarter, the Company will be performing its annual evaluation of goodwill as required by SFAS 142. If business does not reach current plan levels for the second quarter, the Company will determine at that time if an impairment exists, as defined by the accounting literature. As of October 31, 2002, the Company had recorded goodwill related to the kiosk business of $155.7 million.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 1/2 percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. Currently, $87 million of the Senior Notes remain outstanding.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$371,071	$41,045	$—	$412,116
Total Costs and Expenses:
Cost of Sales	—	184,554	19,795	—	204,349
Selling, General and Administrative Expenses	38	184,642	15,422	—	200,102
Cost of Insurance Operations	—	119	2,115	—	2,234
Depreciation and Amortization Expense	—	13,174	1,042	—	14,216

Operating Earnings (Loss)	(38)	(11,418)	2,671	—	(8,785)
Interest Expense, Net	(13,348)	15,161	75	—	1,888

Earnings (Loss) Before Income Taxes	13,310	(26,579)	2,596	—	(10,673)
Income Taxes	4,926	(9,836)	960	—	(3,950)

Earnings Before Equity in Earnings of Subsidiaries	8,384	(16,743)	1,636	—	(6,723)
Equity in Earnings of Subsidiaries	(15,107)	1,506	—	13,601	—

Net Earnings (Loss)	$(6,723)	$(15,237)	$1,636	$13,601	$(6,723)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended October 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$370,090	$39,788	$—	$409,878
Total Costs and Expenses:
Cost of Sales	—	180,207	19,184	—	199,391
Selling, General and Administrative Expenses	38	181,966	15,771	—	197,775
Cost of Insurance Operations	—	—	1,868	—	1,868
Depreciation and Amortization Expense	—	13,538	1,074	—	14,612

Operating Earnings (Loss)	(38)	(5,621)	1,891	—	(3,768)
Interest Expense, Net	(13,348)	15,352	31	—	2,035

Earnings (Loss) Before Income Taxes	13,310	(20,973)	1,860	—	(5,803)
Income Taxes	4,938	(7,781)	690	—	(2,153)

Earnings Before Effect of Accounting Change	8,372	(13,192)	1,170	—	(3,650)
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	8,372	28,095	1,170	—	37,637
Equity in Earnings of Subsidiaries	29,265	1,836	—	(31,101)	—

Net Earnings (Loss)	$37,637	$29,931	$1,170	$(31,101)	$37,637

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

October 31, 2002
(unaudited)
(amounts in thousands)

		ASSETS
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$5,617	$18,902	$—	$24,519
Merchandise Inventories	—	848,898	80,329	—	929,227
Other Current Assets	—	47,647	7,885	—	55,532

Total Current Assets	—	902,162	107,116	—	1,009,278
Investment in Subsidiaries	64,846	63,342	—	(128,188)	—
Property and Equipment, Net	—	258,613	22,460	—	281,073
Intercompany Receivable	897,225	—	805	(898,030)	—
Goodwill, Net	—	160,694	52,118	—	212,812
Other Assets	—	2,583	32,540	—	35,123
Deferred Tax Assets, Net	1,446	32,730	(2,610)	—	31,566

Total Assets	$963,517	$1,420,124	$212,429	$(1,026,218)	$1,569,852

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,422	$388,152	$25,344	$—	$415,918
Deferred Tax Liability, Net	646	10,694	(1,254)	—	10,086

Total Current Liabilities	3,068	398,846	24,090	—	426,004
Non-current Liabilities	—	99,653	7,211	—	106,864
Intercompany Payable	—	890,269	7,524	(897,793)	—
Long-term Debt	86,759	51,200	9,588	—	147,547
Total Stockholders’ Investment	873,690	(19,844)	164,016	(128,425)	889,437

Total Liabilities and Stockholders’ Investment	$963,517	$1,420,124	$212,429	$(1,026,218)	$1,569,852

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$44,637	$(103,709)	$(4,308)	$(1,162)	$(64,542)
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(9,154)	(1,616)	—	(10,770)
Dispositions of property and equipment	—	123	51	—	174
Purchase of available for sale investments	—	—	(8,071)	—	(8,071)
Proceeds from sale of available for sale investments	—	—	7,352	—	7,352

Net Cash Used in Investing Activities	—	(9,031)	(2,284)	—	(11,315)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(36,600)	(17,888)	—	(54,488)
Borrowings under revolving credit agreement	—	87,800	27,476	—	115,276
Proceeds from exercise of stock options	302	—	—	—	302
Purchase of common stock	(45,601)	—	—	—	(45,601)
Dividends paid	—	—	(1,162)	1,162	—

Net Cash (Used in) Provided by Financing Activities	(45,299)	51,200	8,426	1,162	15,489

Effect of Exchange Rate Changes on Cash	—	—	—	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(662)	(61,540)	1,834	—	(60,368)
Cash and Cash Equivalents at Beginning of Period	662	67,157	17,068	—	84,887

Cash and Cash Equivalents at End of Period	$—	$5,617	$18,902	$—	$24,519

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended October 31, 2001
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$1,894	$(27,038)	$1,754	$(1,175)	$(24,565)
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(18,484)	(3,420)	—	(21,904)
Dispositions of property and equipment	—	818	84	—	902
Purchase of available for sale investments	—	—	(2,239)	—	(2,239)
Proceeds from sale of available for sale investments	—	—	1,635	—	1,635

Net Cash Used in Investing Activities	—	(17,666)	(3,940)	—	(21,606)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(71,300)	(9,432)	—	(80,732)
Borrowings under revolving credit agreement	—	119,900	9,431	—	129,331
Proceeds from exercise of stock options	30	—	—	—	30
Purchase of common stock	(1,924)	—	—	—	(1,924)
Dividends paid	—	—	(1,175)	1,175	—

Net Cash (Used in) Provided By Financing Activities	(1,894)	48,600	(1,176)	1,175	46,705

Effect of Exchange Rate Changes on Cash	—	—	(162)	—	(162)
Net Increase (Decrease) in Cash and Cash Equivalents	—	3,896	(3,524)	—	372
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$15,336	$14,426	$—	$29,762

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (continued)

Lease Commitments

     The amount of minimum rentals in the notes to the financial statements of the Form 10-K for the year ended July 31, 2002 was understated by $10 million. The error had no impact to the reported results of operations, balance sheet, or management discussion and analysis. Accordingly, the table below includes the corrected information as of July 31, 2002.

Rent expense is as follows:	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2002	2001	2000

	(amounts in thousands)
Retail Space:
Minimum Rentals	$169,274	$149,671	$105,802
Rentals Based on Sales	13,335	15,135	14,192

	182,609	164,806	119,994
Equipment and Corporate Headquarters	2,862	2,778	3,017

Total Rent Expense	$185,471	$167,584	$123,011

Item 2.
ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report.

Results of Operations

     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended
	October 31,

	2002	2001

Total Revenues	100.0%	100.0%
Cost of Sales	49.6	48.6
Selling, General and Administrative Expenses	48.6	48.2
Cost of Insurance Operations	0.5	0.5
Depreciation and Amortization Expense	3.4	3.6

Operating Loss	(2.1)	(0.9)
Interest Expense, Net	0.5	0.5

Loss Before Income Taxes	(2.6)	(1.4)
Income Taxes	(1.0)	(0.5)

Loss Before Effect of Accounting Change	(1.6)	(0.9)
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(10.1)

Net (Loss) Earnings	(1.6%)	9.2%

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

     Total Revenues. Total revenues for the three months ended October 31, 2002, were $412.1 million, an increase of 0.5 percent over total revenues of $409.9 million for the prior year.

     The external environment over the quarter remained challenging, specifically regarding mall traffic. Accordingly, comparable store sales decreased 0.6 percent in the three months ended October 31, 2002, on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year. The slow down in mall traffic had a significant impact on the kiosk business, resulting in a mid single digit decrease in comparable store sales for this business. The kiosk business is more dependent on the impulse shopper because of its lack of advertising. However, each month within the quarter indicated an improving trend.

     Successful sales during high traffic periods, such as Labor Day and Columbus Day weekends, are attributed to the Company’s aggressive marketing plans. However, these promotion driven sales were not enough to offset the overall slow down in mall traffic throughout the rest of the quarter.

     The continued strength in the bridal and solitaire business raised the average check across all jewelry store brands, reflective of improved focus on assortments, quality and enhanced sales training initiatives. Proprietary diamonds and three stone jewelry continue to be the Company’s best sellers.

     Gross Margin. Gross Margin as a percentage of revenues was 50.4 for the three months ended October 31, 2002, a decrease of 1.0 percentage points compared to the prior year. The gross margin decrease is driven primarily by higher promotional markdowns, especially in the kiosk brand. Additionally, a continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins, contributed to the decrease in gross margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 0.4 percent to 48.6 percent of revenues for the three months ended October 31, 2002, from 48.2 percent for the three months ended October 31, 2001.

     The increase in SG&A as a percent of revenues was the result of negative leverage from the comparable store sales decrease. Store expenses such as rent and occupancy, increased 0.4 percent of revenues, principally as a result of increasing lease costs for both lease renewals and new leases. Other store expenses remained relatively unchanged over the prior year. Advertising costs decreased 0.3 percent of revenues and expenses relating to proprietary credit remained relatively unchanged, as the Company repeated the interest free credit offer from the prior year. Corporate costs increased 0.3 percent of revenues due to increased medical benefit and litigation expenses.

     Cost of Insurance Operations. The Cost of Insurance Operations increased $0.4 million to $2.2 million.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense decreased by $0.4 million, primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

     Interest Expense, Net. Interest Expense, Net was $1.9 million and $2.0 million for the three months ended October 31, 2002, and 2001, respectively. The decrease of $0.1 million is principally due to the repurchase of $13 million of Senior Notes in the fourth quarter of fiscal year 2002, which resulted in reduced interest expense owed to noteholders. This decrease was slightly offset by a reduction in capitalized interest due to reduced capital expenditures.

     Income Taxes. The income tax benefit for the three month periods ended October 31, 2002 and 2001 was ($4.0) million and ($2.2) million, respectively, reflecting an effective tax rate of 37.0 percent and 37.1 percent, respectively. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of July 31, 2002, the Company had a remaining NOL (after limitations) of approximately $130 million.

     Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment.

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of October 31, 2002 and 2001, the Company had unrestricted cash and cash equivalents of $24.5 and $29.8 million, respectively.

     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent and 42 percent of the Company’s annual revenues were made during the three months ended January 31, 2002 and 2001, respectively, which includes the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     Anticipating the continuation of the uncertain external environment, management remains cautious for the holiday season. Any external event that would affect mall traffic during the key sales periods between Thanksgiving and Christmas would have a negative effect on the performance of all of the Company’s brands.

     As previously discussed, the kiosk business was significantly impacted by reduced mall traffic during the first quarter. However, performance of the kiosk business has historically been stronger during gift giving periods with higher mall traffic. In the second quarter, the Company will be performing its annual evaluation of goodwill as required by SFAS 142. If business does not reach current plan levels for the second quarter, the Company will determine at that time if an impairment exists as defined by the accounting literature. As of October 31, 2002, the Company had recorded goodwill related to the kiosk business of $155.7 million.

Finance Arrangements

•     In order to support the Company’s growth plans, the Company maintains an unsecured Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total commitment under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The facility expires in 2005. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.50 percent); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At October 31, 2002, there were approximately $51.2 million in revolving credit loans outstanding under the U.S. Revolving Credit facility and there was a U.S. Dollar equivalent of approximately $9.6 million in revolving credit loans outstanding under the Canadian Revolving Credit facility to fund seasonal inventory growth. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants, including limitations on indebtedness, investments and capital expenditures. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement and the instruments governing its other indebtedness.

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

Capital Growth

     The Company continues to maintain, what it believes is, a conservative capital expenditure and cash management strategy. The Company plans to open 60 new locations, including 30 new kiosks, for which it expects to incur $10 million in capital expenditures during fiscal year 2003. During fiscal year 2003, the Company anticipates spending $33 million to remodel, relocate or refurbish 226 additional locations. The Company also estimates that it will make capital expenditures of $9 million during fiscal year 2003 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates spending $65-70 million on capital expenditures during fiscal year 2003. The Revolving Credit Agreement limits the Company’s capital expenditures to $145 million for fiscal year 2003.

Other Activities Affecting Liquidity

•     On July 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale common stock on the open market through July 31, 2003. In October 2002, the Company completed this program, having repurchased 1.7 million shares at an aggregate cost of $50 million under this program. The Company repurchased 1.5 million of these shares, at an aggregate cost of $46 million, during the first quarter of fiscal year 2003.

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

•     The Company has significant operating lease commitments related to leases on its store retail locations that are not reflected in the Consolidated Balance Sheet in accordance with accounting principles generally accepted in the United States. These leases generally range from five to ten years and may contain minimum rent escalations. Kiosk leases generally range from one to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales. All leases are accounted for on a straight-line basis.

     Future minimum rent commitments as of October 31, 2002, for all noncancelable leases of ongoing operations were as follows: Nine months ended July 31, 2003 - $124.2 million; fiscal 2004 - $153.8 million; fiscal 2005 - $140.7 million; fiscal 2006 - $123.4 million; fiscal 2007 - $106.2 million; fiscal 2008 - $86.6 million; thereafter - $182.0 million; for a total of $916.9 million.

•     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s LIFO inventory. The Company currently hedges a portion of its gold purchases through forward contracts. There is no assurance that inflation will not materially affect the Company in the future.

Critical Accounting Policies and Estimates

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

     Management believes that its accounting policies regarding merchandise inventories, long lived assets and goodwill, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Form 10-K for the fiscal year ended July 31, 2002. Except with respect to matters described above relating to SFAS No. 142, management believes there have been no significant changes in the Company’s critical accounting policies or estimates since the Company’s fiscal year ended July 31, 2002.

Cautionary Notice Regarding Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity, capital expenditures and development of its management information systems and e-commerce sites, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that warehousing and distribution productivity and capacity can be maintained and further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold and diamond prices may negatively affect the business; that levels of mall traffic may decline as a result of economic or other factors; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to define the strategic role of each brand may not be successful; that the company may be unable to lease new and existing stores on suitable terms in desirable locations; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi Commerce Solutions may adversely affect the Company’s ability to provide consumer credit; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk — The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond market price fluctuation is not currently hedged by financial instruments.

     However, in the first quarter of fiscal year 2003 the Company entered into forward contracts for the purchase of gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of October 31, 2002)

	Contract	Fine Troy	Contract Gold	Contract Fair
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Market Value

Gold	11-07-02	9,881	$314.510	$35,168
Gold	11-21-02	9,881	314.756	34,649
Gold	1-07-03	6,479	315.577	20,934
Gold	1-21-03	6,479	315.821	20,464

     The Company generally enters into forward gold purchase contracts with maturity dates of less than four months, and not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of October 31, 2002, has not materially changed since July 31, 2002. The market risk profile on July 31, 2002, is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.

     Changes in Internal Controls

     Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls.

Part II. Other Information

Item 1. Legal Proceedings

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

     During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiffs to settle two purported class actions previously described in the second paragraph of Item 3 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2002. The purported class actions were filed against the Company and certain of its subsidiaries in the Circuit Court for Colbert County, State of Alabama, and the United States District Court for the Eastern District of Texas, Texarkana Division, respectively, and concern allegations that the defendants marketed credit insurance to customers in violation of the state statutory and common laws and federal anti-racketeering laws. The settlement agreement is subject to the approval of the respective courts.

     Otherwise, legal proceedings of the Company as of October 31, 2002, have not materially changed since July 31, 2002. Legal proceedings as of July 31, 2002, are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On November 1, 2002, the Annual Meeting of Stockholders of the Company was held at The Omni Mandalay Hotel – Dallas, Texas. There were 33,177,862 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Nominee	Votes For	Votes Withheld

Robert J. DiNicola	29,750,720	481,761
Mary L. Forté	26,433,573	3,798,908
Glen Adams	29,835,575	396,906
A. David Brown	28,863,290	1,369,191
Peter P. Copses	30,156,894	75,587
Richard C. Marcus	30,167,201	65,280
Charles H. Pistor	29,828,613	403,868
Andrew Tisch	30,165,229	67,252

(c)	The appointment of KPMG LLP as Independent Public Accountants for the fiscal year ending July 31, 2003 was ratified with 29,358,780 votes for, 858,100 votes against and 15,601 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	None.
(b)	Reports on Form 8-K

     On September 4, 2002, the Company filed a Current Report on Form 8-K under Item 9, Regulation D Disclosure, to furnish a slide presentation for a meeting with institutional investors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)

Date December 13, 2002	/s/ Mark R. Lenz Mark R. Lenz Senior Vice President, Controller (principal accounting officer of the registrant)

CERTIFICATIONS

I, Mary L. Forté, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zale Corporation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	By:	/s/ MARY L. FORTÉ Mary L. Forté President and Chief Executive Officer, Director (principal executive officer of the registrant)

CERTIFICATIONS

I, Sue E. Gove, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zale Corporation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	By:	/s/ SUE E. GOVE Sue E. Gove Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer of the registrant)