Form 10-Q
period 2003-01-31
ZALE CORP
filed 2003-03-07
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒. No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2003, 32,085,586 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Total Revenues	$908,359	$897,133	$1,320,476	$1,307,011
Costs and Expenses:
Cost of Sales	461,472	451,379	665,820	650,770
Selling, General and Administrative Expenses	286,184	280,220	486,286	477,995
Cost of Insurance Operations	2,178	1,835	4,412	3,703
Depreciation and Amortization Expense	13,735	14,670	27,952	29,282
Impairment of Goodwill	136,300	—	136,300	—
Unusual Item — Retiree Medical Curtailment Gain	—	(3,502)	—	(3,502)

Operating Earnings (Loss)	8,490	152,531	(294)	148,763
Interest Expense, Net	1,808	1,874	3,696	3,909

Earnings (Loss) Before Income Taxes	6,682	150,657	(3,990)	144,854
Income Taxes	52,904	55,662	48,955	53,509

(Loss) Earnings Before Effect of Accounting Change	(46,222)	94,995	(52,945)	91,345
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	—	—	(41,287)

Net (Loss) Earnings	$(46,222)	$94,995	$(52,945)	$132,632

Earnings Per Common Share — Basic:
Before effect of change in accounting principle	$(1.44)	$2.72	$(1.63)	$2.62
Net (Loss) Earnings Per Share	$(1.44)	$2.72	$(1.63)	$3.81
Earnings Per Common Share — Diluted:
Before effect of change in accounting principle	$(1.44)	$2.70	$(1.63)	$2.61
Net (Loss) Earnings Per Share	$(1.44)	$2.70	$(1.63)	$3.79
Weighted Average Number of Common Shares Outstanding:
Basic	32,081	34,876	32,522	34,833
Diluted	32,081	35,199	32,522	35,012

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	January 31,	July 31,	January 31,
	2003	2002	2002

	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$172,830	$84,887	$164,882
Merchandise Inventories	811,926	782,316	778,435
Other Current Assets	50,605	47,915	46,924

Total Current Assets	1,035,361	915,118	990,241
Property and Equipment, Net	272,056	284,438	298,175
Goodwill, Net	77,618	212,039	215,442
Other Assets	32,958	34,654	34,811
Deferred Tax Asset, Net	31,510	31,604	40,146

Total Assets	$1,449,503	$1,477,853	$1,578,815

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$400,382	$331,663	$374,338
Deferred Tax Liability, Net	10,059	10,104	18,974

Total Current Liabilities	410,441	341,767	393,312
Non-current Liabilities	106,111	109,530	111,186
Long-term Debt	86,769	86,749	99,686
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	407	407	406
Additional Paid-In Capital	550,004	549,848	545,033
Accumulated Other Comprehensive Loss	(2,933)	(6,559)	(6,621)
Accumulated Earnings	576,822	629,767	618,467
Deferred Compensation	(16)	(115)	(7,225)

	1,124,284	1,173,348	1,150,060
Treasury Stock	(278,102)	(233,541)	(175,429)

Total Stockholders’ Investment	846,182	939,807	974,631

Total Liabilities and Stockholders’ Investment	$1,449,503	$1,477,853	$1,578,815

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2003	2002

Net Cash Flows from Operating Activities:
Net (loss) earnings	$(52,945)	$132,632
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	28,166	29,423
Deferred taxes	49	10,403
Deferred compensation expense	99	1,024
Impairment of goodwill	136,300	—
Impairment of fixed assets	1,697	—
Effect of change in accounting principle for the write-off of negative goodwill	—	(41,287)
Retiree medical curtailment gain	—	(3,502)
Change in assets and liabilities:
Merchandise inventories	(27,465)	(57,308)
Other current assets	(2,576)	10,112
Other assets	691	(617)
Accounts payable and accrued liabilities	68,660	97,348
Noncurrent liabilities	(3,419)	(3,746)

Net Cash Provided by Operating Activities	149,257	174,482

Net Cash Flows from Investing Activities:
Additions to property and equipment	(17,715)	(33,596)
Dispositions of property and equipment	1,068	1,941
Purchase of Available-For-Sale investments	(8,532)	(3,905)
Proceeds from sale of Available-For-Sale investments	9,041	3,002

Net Cash Used in Investing Activities	(16,138)	(32,558)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(166,649)	(239,656)
Borrowings under revolving credit agreement	166,649	230,232
Proceeds from exercise of stock options	310	5,080
Purchase of common stock	(45,601)	(1,924)

Net Cash Used in Financing Activities	(45,291)	(6,268)

Effect of Exchange Rate Changes on Cash	115	(164)
Net Increase in Cash and Cash Equivalents	87,943	135,492
Cash and Cash Equivalents at Beginning of Period	$84,887	$29,390

Cash and Cash Equivalents at End of Period	$172,830	$164,882

Supplemental cash flow information:
Interest paid	$4,020	$4,453
Interest received	$522	$899
Income taxes paid (net of refunds received)	$5,591	$(5,319)

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly-owned subsidiaries (the “Company”) is the largest specialty retailer of fine jewelry in North America. At January 31, 2003, the Company operated 2,289 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under six brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet® focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States, and Mappins Jewelers® in Canada, offer contemporary jewelry merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer merchandise to more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall-based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six month periods ended January 31, 2003 and 2002. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2002. The classifications in use at January 31, 2003, have been applied to the financial statements for July 31, 2002 and January 31, 2002.

     The results of operations for the three and six month periods ended January 31, 2003 and 2002, are not indicative of the operating results for the full fiscal years due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,577,250 and 904,310 outstanding for the three months ended January 31, 2003 and January 31, 2002, respectively. There were antidilutive common stock equivalents of 1,913,846 and 922,467 outstanding for the six months ended January 31, 2003 and January 31, 2002, respectively.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Earnings (loss) before effect of accounting change	$(46,222)	$94,995	$(52,945)	$91,345
Net (loss) earnings available to shareholders	(46,222)	94,995	(52,945)	132,632
Basic:
Weighted average number of common shares outstanding	32,081	34,876	32,522	34,833
Earnings (loss) per share before effect of accounting change	$(1.44)	$2.72	$(1.63)	$2.62

Net (loss) earnings per common share — basic	$(1.44)	$2.72	$(1.63)	$3.81

Diluted:
Weighted average number of common shares outstanding	32,081	34,876	32,522	34,833
Effect of dilutive stock options	—	323	—	179

Weighted average number of common shares outstanding as adjusted	32,081	35,199	32,522	35,012
(Loss) Earnings per share before effect of accounting change	$(1.44)	$2.70	$(1.63)	$2.61

Net (loss) earnings per common share —
diluted	$(1.44)	$2.70	$(1.63)	$3.79

STOCK REPURCHASE PLAN

     In July 2002, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market through July 31, 2003. During fiscal year 2002, the Company purchased 0.2 million shares at an aggregate cost of $4 million. In October 2002, the Company repurchased 1.5 million shares, at an aggregate cost of $46 million. In total, the Company repurchased 1.7 million shares at a cost of $50 million to complete this program. Additionally, the Company may expand the repurchase program going forward.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

COMPREHENSIVE INCOME

     Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive (loss) income for the three and six month periods ended January 31, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

		(amounts in thousands)
Net (Loss) Earnings	$(46,222)	$94,995	$(52,945)	$132,632
Other Comprehensive (Loss) Income:
Unrealized loss on investment securities, net	(132)	(313)	(714)	(199)
Unrealized gain (loss) on derivative instruments	303	(22)	413	26
Cumulative translation adjustments	2,637	9	3,927	(4,093)

Total Comprehensive (Loss) Income	$(43,414)	$94,669	$(49,319)	$128,366

LONG-TERM DEBT

     In order to support the Company’s growth plans and seasonal borrowing needs, the Company maintains an unsecured Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility, in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total amount of commitments under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million, and the facility expires in 2005. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. dollar equivalent of $25 million, provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million. The increase can come from within or outside the bank group.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or 0.50 percent plus the Federal Funds Effective Rate); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At January 31, 2003, there were no outstanding amounts under the U.S. Revolving Credit or the Canadian Revolving Credit facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants, including limitations on indebtedness, investments, capital expenditures, and other restricted payments (including repurchases of the Company’s common stock). The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 ½ percent and are due in 2007. In fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of the Senior Notes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. The Company is currently in compliance with all of its obligations under the Senior Notes.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign exchange contracts are denominated in Canadian dollars and are with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these foreign exchange contracts.

     The Company enters into forward contracts for the purchase of gold in order to reduce the effects of fluctuating gold prices on the cost of inventory. The Company hedges certain planned inventory purchases covering a designated period, usually less than four months, and not longer than twelve months. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods on amounts consistent with the Company’s identified exposure. The purpose of the hedging activities is to minimize the effect of gold price movements on cash flows. All forward contracts are with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.

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

     Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive (Loss) Income to the extent that they are effective. The amounts are relieved from Other Comprehensive (Loss) Income during the same period the hedged transaction is recorded in earnings. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     As of January 31, 2003 and 2002, the Company had no outstanding forward contracts to purchase gold. The gains and losses on forward contracts realized for the three and six month periods ended January 31, 2003 and 2002 were immaterial to the Company’s Consolidated Statement of Operations. The Company estimates that the unrealized gains of $0.4 million included in Accumulated Other Comprehensive (Loss) will be recognized into earnings within the next twelve months, corresponding with the sale of the related inventory. The Company had no foreign currency forward contracts outstanding at January 31, 2003. As of January 31, 2002, the Company had $7.9 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying Consolidated Balance Sheet at January 31, 2002 was $41,400.

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, the plaintiff seeks, among other things, compensatory and punitive damages, as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company has reached an oral agreement with counsel for the plaintiff to settle these actions. The settlement is subject to the approval of the respective courts.

     On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleged that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff sought recovery of overtime pay, declaratory relief and attorneys’ fees. The Company has reached an agreement with counsel for the plaintiff to settle the complaint. The settlement is subject to the approval of the court.

     The Company has established reserves based on the current status of each case. Certification of the matters as class actions could result in adjustments to the reserves.

GOODWILL

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

     In accordance with SFAS No. 142, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the Goodwill of approximately $53.2 million recorded for the People’s acquisition and $5 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the its Revolving Credit Agreement and the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements. After this charge, the Company has a net book value of approximately $96 million related to Piercing Pagoda.

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for the Company’s third quarter ending April 30, 2003. The Company anticipates that it will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 1 of Issue 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. This issue addresses circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s product and therefore, characterized as a reduction of cost of sales, (b) an adjustment to cost incurred by the reseller and therefore characterized as a reduction of that expense, or (c) a payment for assets or services delivered to the vendor and therefore, characterized as revenue on the income statement. The consensus on EITF 02-16 should be applied prospectively to new arrangements, or modifications to existing arrangements, entered into as of January 1, 2003. The Company has adopted the provisions of the consensus EITF 02-16, and that adoption had no impact on its financial position, results of operations or cash flows for the current reporting periods. The Company is currently evaluating the impact on future periods.

     In November 2002, the Emerging Issues Task Force (“EITF”) discussed issue 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The principles are: (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting for revenue recognition purposes, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The consensus on EITF 00-21 should be applied prospectively for revenue arrangements entered into fiscal years beginning after December 15, 2002. The Company will adopt EITF 00-21 for the first quarter of fiscal year 2004. The Company is currently evaluating the impact that EITF 00-21 will have on its financial position, results of operations or cash flows.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

GUARANTEE OBLIGATIONS

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and clarifies the requirements related to the recognition of a liability by a guarantor for the obligations undertaken in issuing that guarantee. The adoption of FIN 45 did not have an impact on the Company’s statement of financial position or results of operations. However, specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.

     Credit Programs. Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established thru the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

     However, in an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion, and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses as defined in the agreement with Citi arising from these accounts.

     Based on account balances for the shared risk programs as of January 31, 2003, the Company’s maximum potential payment would be approximately $29 million if the entire portfolio defaulted. Based on historical performance, losses in these portfolios absorbed by the Company have been less than $800,000 since August 2000. Prior to fiscal year 2003, the Company was liable for all losses under these shared risk programs. Losses in fiscal year 2003 under new terms with Citi that limit the Company’s losses were less than $40,000 through January 31, 2003. The reserve for both portfolios is approximately $500,000 which the Company believes is adequate based on the historical trend of actual losses.

     Product Warranty Programs. The Company sells extended service agreements (“ESA”) to customers to cover sizing and breakage on certain product purchased from the Company for a two-year period. The revenue on these agreements is recognized over the period the services are performed. As of January 31, 2003 and 2002, the Company has $31.2 million and $30.7 million, respectively, in deferred ESA revenue.

     In addition to ESA, the Company provides warranty services not covered by the extended service agreements. These types of services cover repair work on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. As of January 31, 2003 and 2002, the Company has $3.5 million accrued for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (unaudited)-(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The changes in the Company’s product warranty liability for the reporting periods is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

		(amounts in thousands)
Beginning Balance	$31,387	$29,915	$32,541	$30,394
Extended Warranty Sales	15,620	13,974	22,774	20,269
Extended Warranty Income Recognized	(12,291)	(9,700)	(20,599)	(16,474)

Ending Balance	$34,716	$34,189	$34,716	$34,189

     On September 23, 1997, the Company sold $100 million in aggregate principal amount of 8 ½ percent Senior Notes (the “Senior Notes”) due 2007 by means of an offering memorandum to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended. Currently, $87 million of the Senior Notes remain outstanding.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$826,392	$81,967	$—	$908,359
Total Costs and Expenses:
Cost of Sales	—	420,554	40,918	—	461,472
Selling, General and Administrative Expenses	37	263,946	22,201	—	286,184
Cost of Insurance Operations	—	(117)	2,295	—	2,178
Depreciation and Amortization Expense	—	12,658	1,077	—	13,735
Impairment of Goodwill	—	136,300	—	—	136,300

Operating (Loss) Earnings	(37)	(6,949)	15,476	—	8,490
Interest Expense, Net	(13,348)	15,128	28	—	1,808

Earnings (Loss) Before Income Taxes	13,311	(22,077)	15,448	—	6,682
Income Taxes	4,924	42,265	5,715	—	52,904

Earnings Before Equity in Earnings of Subsidiaries	8,387	(64,342)	9,733	—	(46,222)
Equity in Earnings of Subsidiaries	(54,609)	3,286	—	51,323	—

Net (Loss) Earnings	$(46,222)	$(61,056)	$9,733	$51,323	$(46,222)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$817,379	$79,754	$—	$897,133
Total Costs and Expenses:
Cost of Sales	—	410,942	40,437	—	451,379
Selling, General and Administrative Expenses	37	259,167	21,016	—	280,220
Cost of Insurance Operations	—	—	1,835	—	1,835
Depreciation and Amortization Expense	—	13,655	1,015	—	14,670
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating (Loss) Earnings	(37)	137,117	15,451	—	152,531
Interest Expense, Net	(13,348)	15,232	(10)	—	1,874

Earnings (Loss) Before Income Taxes	13,311	121,885	15,461	—	150,657
Income Taxes	4,896	45,058	5,708	—	55,662

Earnings Before Equity in Earnings of Subsidiaries	8,415	76,827	9,753	—	94,995
Equity in Earnings of Subsidiaries	86,580	3,491	—	(90,071)	—

Net Earnings	$94,995	$80,318	$9,753	$(90,071)	$94,995

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2003
(unaudited)
(amounts in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,197,464	$123,012	$—	$1,320,476
Total Costs and Expenses:
Cost of Sales	—	605,107	60,713	—	665,820
Selling, General and Administrative Expenses	75	448,588	37,623	—	486,286
Cost of Insurance Operations	—	2	4,410	—	4,412
Depreciation and Amortization Expense	—	25,833	2,119	—	27,952
Impairment of Goodwill	—	136,300	—	—	136,300

Operating (Loss) Earnings	(75)	(18,366)	18,147	—	(294)
Interest Expense, Net	(26,696)	30,289	103	—	3,696

Earnings (Loss) Before Income Taxes	26,621	(48,655)	18,044	—	(3,990)
Income Taxes	9,850	32,430	6,675	—	48,955

Earnings Before Equity in Earnings of Subsidiaries	16,771	(81,085)	11,369	—	(52,945)
Equity in Earnings of Subsidiaries	(69,716)	4,792	—	64,924	—

Net (Loss) Earnings	$(52,945)	$(76,293)	$11,369	$64,924	$(52,945)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,187,469	$119,542	$—	$1,307,011
Total Costs and Expenses:
Cost of Sales	—	591,149	59,621	—	650,770
Selling, General and Administrative Expenses	75	441,133	36,787	—	477,995
Cost of Insurance Operations	—	—	3,703	—	3,703
Depreciation and Amortization Expense	—	27,193	2,089	—	29,282
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating (Loss) Earnings	(75)	131,496	17,342	—	148,763
Interest Expense, Net	(26,696)	30,584	21	—	3,909

Earnings (Loss) Before Income Taxes	26,621	100,912	17,321	—	144,854
Income Taxes	9,834	37,277	6,398	—	53,509

Earnings Before Effect of Accounting Change	16,787	63,635	10,923	—	91,345
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	16,787	104,922	10,923	—	132,632
Equity in Earnings of Subsidiaries	115,845	5,327	—	(121,172)	—

Net Earnings	$132,632	$110,249	$10,923	$(121,172)	$132,632

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

January 31, 2003
(unaudited)
(amounts in thousands)

ASSETS

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$—	$152,003	$20,827	$—	$172,830
Merchandise Inventories	—	734,813	77,113	—	811,926
Other Current Assets	—	41,030	9,575	—	50,605

Total Current Assets	—	927,846	107,515	—	1,035,361
Investment in Subsidiaries	12,869	65,658	—	(78,527)	—
Property and Equipment, Net	—	248,678	23,378	—	272,056
Intercompany Receivable	907,414	—	—	(907,414)	—
Goodwill, Net	—	24,394	53,224	—	77,618
Other Assets	—	2,475	30,483	—	32,958
Deferred Tax Assets, Net	1,446	32,730	(2,666)	—	31,510

Total Assets	$921,729	$1,301,781	$211,934	$(985,941)	$1,449,503

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,214	$370,125	$26,043	$—	$400,382
Deferred Tax Liability, Net	646	10,694	(1,281)	—	10,059

Total Current Liabilities	4,860	380,819	24,762	—	410,441
Non-current Liabilities	—	98,630	7,481	—	106,111
Intercompany Payable	—	902,901	4,612	(907,513)	—
Long-term Debt	86,769	—	—	—	86,769
Total Stockholders’ Investment	830,100	(80,569)	175,079	(78,428)	846,182

Total Liabilities and Stockholders’ Investment	$921,729	$1,301,781	$211,934	$(985,941)	$1,449,503

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended January 31, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$44,629	$98,721	$7,907	$(2,000)	$149,257
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(14,885)	(2,830)	—	(17,715)
Dispositions of property and equipment	—	1,010	58	—	1,068
Purchase of available for sale investments	—	—	(8,532)	—	(8,532)
Proceeds from sale of available for sale investments	—	—	9,041	—	9,041

Net Cash Used in Investing Activities	—	(13,875)	(2,263)	—	(16,138)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(128,800)	(37,849)	—	(166,649)
Borrowings under revolving credit agreement	—	128,800	37,849	—	166,649
Proceeds from exercise of stock options	310	—	—	—	310
Purchase of common stock	(45,601)	—	—	—	(45,601)
Dividends paid	—	—	(2,000)	2,000	—

Net Cash (Used in) Provided by Financing Activities	(45,291)	—	(2,000)	2,000	(45,291)

Effect of Exchange Rate Changes on Cash	—	—	115	—	115
Net Increase in Cash and Cash Equivalents	(662)	84,846	3,759	—	87,943
Cash and Cash Equivalents at Beginning of Period	662	67,157	$17,068	—	84,887

Cash and Cash Equivalents at End of Period	$—	$152,003	$20,827	$—	$172,830

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)- (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended January 31, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$(3,156)	$159,156	$20,722	$(2,240)	$174,482
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(29,891)	(3,705)	—	(33,596)
Dispositions of property and equipment	—	1,815	126	—	1,941
Purchase of available for sale investments	—	—	(3,905)	—	(3,905)
Proceeds from sale of available for sale investments	—	—	3,002	—	3,002

Net Cash Used in Investing Activities	—	(28,076)	(4,482)	—	(32,558)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(219,300)	(20,356)	—	(239,656)
Borrowings under revolving credit agreement	—	219,300	10,932	—	230,232
Proceeds from exercise of stock options	5,080	—	—	—	5,080
Purchase of common stock	(1,924)	—	—	—	(1,924)
Dividends paid	—	—	(2,240)	2,240	—

Net Cash Provided by (Used in) Financing Activities	3,156	—	(11,664)	2,240	(6,268)

Effect of Exchange Rate Changes on Cash	—	—	(164)	—	(164)
Net Increase in Cash and Cash Equivalents	—	131,080	4,412	—	135,492
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$142,520	$22,362	$—	$164,882

Item 2.
ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report and the Company’s Form 10-K for the fiscal year ended July 31, 2002.

Results of Operations

     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	50.9	50.4	50.5	49.8
Selling, General and Administrative Expenses	31.5	31.2	36.8	36.6
Cost of Insurance Operations	0.2	0.2	0.3	0.3
Depreciation and Amortization Expense	1.5	1.6	2.1	2.2
Impairment of Goodwill	15.0	—	10.3	—
Unusual Item-Retiree Medical Curtailment Gain	—	(0.4)	—	(0.3)

Operating Earnings	0.9	17.0	0.0	11.4
Interest Expense, Net	0.2	0.2	0.3	0.3

Earnings (Loss) Before Income Taxes	0.7	16.8	(0.3)	11.1
Income Taxes	5.8	6.2	3.7	4.1

Loss (Earnings) Before Effect of Accounting Change	(5.1)	10.6	(4.0)	7.0
Effect of Change in Accounting for the Write Off of the Excess of Revalued Net Assets over Stockholder’s Investment	—	—	—	(3.1)

Net (Loss) Earnings	(5.1%)	10.6%	(4.0%)	10.1%

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

     Total Revenues. Total Revenues for the three months ended January 31, 2003 were $908.4 million, an increase of 1.3 percent over total revenues of $897.1 million for the same period in the prior year. Comparable store sales increased 1.1 percent in the three months ended January 31, 2003 over the same period in the prior year, on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year.

     The revenue increase is primarily due to the continued strength of the solitaire and bridal categories. Proprietary diamonds, three stone jewelry, and white metals continue to be the Company’s best sellers. These items contributed to the improvement in the average check over the prior year.

     Despite the continued uncertainty of the economy, the moderate brands had a stronger performance that offset the negative trend of both the high-end business and the kiosk business. The kiosk brand had a lower than expected performance due to decreases in mall traffic and teen spending, as well as a merchandising strategy during the holidays that did not meet expectations.

     Gross Margin. Gross Margin as a percentage of revenues was 49.1 for the three months ended January 31, 2003, a decrease of 0.5 percentage points over the same period in the prior year. The gross margin decrease was driven primarily by higher promotional markdowns, especially in the kiosk brand. Additionally, a continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins, contributed to the decrease in gross margins.

     The Company’s LIFO provision was $2.7 million and $3.7 million for the three months ended January 31, 2003 and 2002, respectively. As stated in Critical Accounting Policies and Estimates in the Company’s Form 10-K for the fiscal year ended July 31, 2002, and the Notes to the Consolidated Financial Statements, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2003 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) expenses increased to 31.5 percent of revenues for the three months ended January 31, 2003, from 31.2 percent of revenues for the three months ended January 31, 2002. This increase is primarily due to an increase in advertising and slightly higher provisions for medical costs, as well as provisions for impairment of fixed assets. SG&A spending was reduced where appropriate given sales trends.

     Cost of Insurance Operations. The Cost of Insurance Operations at 0.2 percent of revenues, remained unchanged as a percent of revenues from the prior year.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense decreased by $0.9 million, primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

     Impairment of Goodwill. In accordance with SFAS No. 142, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the Goodwill of approximately $53.2 million recorded for the People’s acquisition and $5 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the its Revolving Credit Agreement and the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements. After this charge, the Company has a net book value of approximately $96 million related to Piercing Pagoda.

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

     Interest Expense, Net. Interest Expense, Net was $1.8 million and $1.9 million for the three months ended January 31, 2003 and 2002, respectively. The decrease is principally due to a reduction in the Senior Note balance offset somewhat by declining interest rates.

     Income Taxes. The Income Tax provision for the three month periods ended January 31, 2003 and 2002 was $52.9 million and $55.7 million, respectively, reflecting an effective tax rate of 37.0 percent excluding the goodwill impairment charge of $136.3 million and 36.9 percent, respectively. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2003, the Company had remaining NOL (after limitations) of approximately $111 million. The Company has not recognized a tax benefit associated with the writedown of Piercing Pagoda goodwill since the original acquisition was a nontaxable business combination for which the goodwill is not deductible for tax purposes.

Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

     Total Revenues. Total Revenues for the six months ended January 31, 2003 were $1.320 billion, an increase of 1.0 percent over total revenues of $1.307 billion for the same period in the prior year. Comparable store sales increased 0.6 percent in the six months ended January 31, 2003 over the same period in the prior year, on a constant currency basis. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year.

     The revenue increase is primarily due to the continued strength of the solitaire and bridal categories. Proprietary diamonds, three stone jewelry, and white metals continue to be the Company’s best sellers. These items contributed to the improvement in the average check over the prior year.

     Despite the continued uncertainty of the economy, the moderate brands had a stronger performance that offset the negative trend of the kiosk business. The kiosk brand had a lower than expected performance due to decreases in mall traffic and teen spending, as well as a merchandising strategy during the holidays that did not meet expectations.

     Gross Margin. Gross Margin as a percentage of total revenues was 49.5 percent for the six month period ending January 31, 2003, a decrease of 0.7 percentage points over the same period in the prior year.

     The gross margin decrease was driven primarily by higher promotional markdowns, especially in the kiosk brand. Additionally, a continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins, contributed to the decrease in gross margins.

     The Company’s LIFO provision was $2.7 million and $3.7 million for the six months ended January 31, 2003 and 2002, respectively. As stated in Critical Accounting Policies and Estimates in the Company’s Form 10-K for the fiscal year ended July 31, 2002, and the Notes to the Consolidated Financial Statements, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2003 may be different than interim estimates.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to 36.8 percent of revenues for the six month period ending January 31, 2003, compared to 36.6 percent for the same period in the prior year, an increase of 0.2 percentage points. This increase is primarily due to slightly higher provisions for medical costs and litigation expenses, as well as a provisions for impairment of fixed assets. SG&A spending was reduced where appropriate given sales trends.

     Cost of Insurance Operations. The Cost of Insurance Operations at 0.3 percent of revenues, remained unchanged as a percent of revenues from the prior year.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense decreased by $1.3 million, primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

     Impairment of Goodwill. In accordance with SFAS No. 142, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the Goodwill of approximately $53.2 million recorded for the People’s acquisition and $5 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the its Revolving Credit Agreement and the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements. After this charge, the Company has a net book value of approximately $96 million related to Piercing Pagoda.

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

     Interest Expense, Net. Interest Expense, Net was $3.7 million and $3.9 million for the six months ended January 31, 2003 and 2002, respectively. The decrease is principally due to a reduction in the Senior Note balance offset somewhat by declining interest rates.

     Income Taxes. The Income Tax provision for the six months ended January 31, 2003 and 2002 was $49.0 million and $53.5 million, respectively, reflecting an effective tax rate of 37.0 percent excluding the goodwill impairment charge of $136.3 and 36.9 percent, respectively. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of January 31, 2003, the Company had remaining NOL (after limitations) of approximately $111 million. The Company has not recognized a tax benefit associated with the writedown of Piercing Pagoda goodwill since the original acquisition was a nontaxable business combination for which the goodwill is not deductible for tax purposes.

     Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders' Investment.

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of January 31, 2003 and 2002, the Company had unrestricted cash and cash equivalents of $172.8 and $164.9 million, respectively.

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

     As previously discussed, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc. acquisition. This impairment review indicated that the market value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company performed an impairment calculation and recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the its Revolving Credit Agreement and the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements.

Finance Arrangements

•     In order to support the Company’s seasonal borrowing needs, the Company maintains an unsecured Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a U.S. Revolving Credit facility in the aggregate principal amount of up to $215 million in commitments by certain U.S. lenders, including a $10 million sublimit for letters of credit, and (ii) a separate Canadian Revolving Credit facility, which provides for Canadian Dollar denominated loans in the aggregate principal amount of up to a U.S. Dollar equivalent of $10 million in commitments by a Canadian lender. The total commitment under the Revolving Credit Agreement to the Company and its subsidiaries is approximately $225 million. The facility expires in 2005. Under the Revolving Credit Agreement the Company may, subject to approval of the U.S. Agent or the Canadian Agent, as the case may be, increase the total U.S. commitment to $285 million and the Canadian commitment to a U.S. Dollar equivalent of $25 million provided that the commitments together do not exceed a U.S. Dollar equivalent of $300 million.

     The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or 0.50 percent plus the Federal Funds Effective Rate); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 0.50 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At January 31, 2003, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants, including limitations on indebtedness, investments, capital expenditures and other restricted payments (including repurchases of the Company’s common stock). The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

•     In order to support the Company’s longer term capital financing requirements, the Company issued $100 million of Senior Notes (the “Senior Notes”) on September 23, 1997. These notes bear interest at 8 ½ percent and are due in 2007. In fiscal year 2002, the Company repurchased on the open market and cancelled $13 million of the Senior Notes. The Senior Notes are unsecured and are fully and unconditionally guaranteed by ZDel. The proceeds were utilized to repay indebtedness under the Company’s Revolving Credit Agreement and for general corporate purposes. The indenture relating to the Senior Notes contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. The Company is currently in compliance with all of its obligations under the Senior Notes.

Capital Growth

     The Company plans to open 45 new locations, including 21 new kiosks, for which it expects to incur $8 million in capital expenditures during fiscal year 2003. During fiscal year 2003, the Company anticipates spending $20 million to remodel, relocate or refurbish 141 additional locations. The Company also estimates that it will make capital expenditures of $9 million during fiscal year 2003 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates spending no more than $65 million on capital expenditures during fiscal year 2003. The Revolving Credit Agreement limits the Company’s capital expenditures to $145 million for fiscal year 2003.

Other Activities Affecting Liquidity

•     On July 17, 2002, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of Zale common stock on the open market through July 31, 2003. During fiscal year 2002, the Company purchased 0.2 million shares at an aggregate cost of $4 million. In October 2002, the Company repurchased 1.5 million shares, at an aggregate cost of $46 million. In total the Company repurchased 1.7 million shares at a cost of $50 million to complete this program. Additionally, the Company may expand the repurchase program going forward.

•     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2002 was approximately $9 million. As of January 31, 2003, the Company had a NOL (after limitations) of $111 million, which represents up to $43 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through fiscal year 2008.

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

     Future minimum rent commitments as of January 31, 2003, for all noncancelable leases of ongoing operations were as follows: Six months ended July 31, 2003 — $85.0 million; fiscal 2004 — $158.9 million; fiscal 2005 - $145.1 million; fiscal 2006 — $127.4 million; fiscal 2007 — $109.8 million; fiscal 2008 — $89.1 million; thereafter — $190.2 million; for a total of $905.5 million.

•     Citi Commerce Solutions (“Citi”), a subsidiary of Citi Group provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established thru the issuance of credit by Citi are originated and owned by Citi. As defined in the contract with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

     However, in an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion, and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses as defined in the agreement with Citi arising from these accounts.

Based on account balances for the shared risk programs as of January 31, 2003, the Company’s maximum potential payment would be approximately $29 million if the entire portfolio defaulted. Based on historical performance, losses in these portfolios absorbed by the Company have been less than $800,000 since August 2000. Prior to fiscal year 2003, the Company was liable for all losses under these shared risk programs. Losses in fiscal year 2003 under new terms with Citi that limit the Company’s losses were less than $40,000 through January 31, 2003. The reserve for both portfolios is approximately $500,000 which the Company believes is adequate based on the historical trend of actual losses.

•     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s LIFO inventory. Gold commodity prices have increased substantially over the last 3 months. Gold represents approximately 12 percent of the Company’s total inventory value. The Company hedged a portion of its fall season gold purchases through forward contracts. However, the Company did not have any forward commodity agreements outstanding at January 31, 2003. There is no assurance that inflation will not materially affect the Company in the future.

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

     Management believes that its accounting policies regarding merchandise inventories, long lived assets and goodwill, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Form 10-K for the fiscal year ended July 31, 2002. Except with respect to matters described above relating to goodwill impairment of Piercing Pagoda under SFAS 142, management believes there have been no significant changes in the Company’s critical accounting policies or estimates since the Company’s fiscal year ended July 31, 2002.

Cautionary Notice Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital expenditures, development of its management information systems, reserves for future credit losses under the private label credit arrangement and the impact of recent accounting developments, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that levels of mall traffic may decline as a result of economic or other factors; that warehousing and distribution productivity and capacity can be maintained and further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold and diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to define the strategic role of each brand may not be successful; that the Company may be unable to lease new and existing stores on suitable terms in desirable locations; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Christmas season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi Commerce Solutions may adversely affect the Company’s ability to provide consumer credit and write credit insurance; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk — The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond market price fluctuation is not currently hedged by financial instruments.

     In the first two quarters of fiscal year 2003, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. However, the Company did not have any forward commodity agreements outstanding at January 31, 2003.

     The Company believes that the market risk of the Company’s financial instruments as of January 31, 2003, has not materially changed since July 31, 2002. The market risk profile on July 31, 2002, is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

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

     During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle two purported class actions previously described in the second paragraph of Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The purported class actions were filed against the Company and certain of its subsidiaries in the Circuit Court for Colbert County, State of Alabama, and the United States District Court for the Eastern District of Texas, Texarkana Division, respectively, and concern allegations that the defendants marketed credit insurance to customers in violation of the state statutory and common laws and federal anti-racketeering laws. The settlement agreement is subject to the approval of the respective courts.

     The Company has reached an agreement with counsel for the plaintiff to settle the complaint previously described in the third paragraph of Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The purported class action was filed against the Company in the Superior Court of California, County of Los Angeles, Central District and concerns allegations that current and former salaried store managers and assistant store managers of the Company were entitled to overtime pay and should not have been classified as exempt employees under California Law. The settlement agreement is subject to the approval of the court.

     Otherwise, legal proceedings of the Company as of January 31, 2003, have not materially changed since July 31, 2002. Legal proceedings as of July 31, 2002, are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date March 7, 2003	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)

CERTIFICATIONS

I, Mary L. Forté, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zale Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ MARY L. FORTÉ

Mary L. Forté
President and Chief Executive Officer, Director (principal executive officer of the registrant)

CERTIFICATIONS

I, Mark R. Lenz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zale Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ MARK R. LENZ

Mark R. Lenz
Group Senior Vice President and Chief Financial Officer
(principal financial officer of the registrant)