Form 10-Q
period 2003-04-30
ZALE CORP
filed 2003-06-12
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 28, 2003, 32,031,311 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Total Revenues	$449,383	$449,150	$1,769,859	$1,756,161
Costs and Expenses:
Cost of Sales	220,107	218,502	885,927	869,272
Selling, General and Administrative Expenses	197,010	200,216	683,298	678,212
Cost of Insurance Operations	2,000	2,356	6,412	6,058
Depreciation and Amortization Expense	13,820	14,520	41,772	43,802
Impairment of Goodwill	—	—	136,300	—
Unusual Item – Retiree Medical Curtailment Gain	—	—	—	(3,502)

Operating Earnings	16,446	13,556	16,150	162,319
Interest Expense, Net	1,578	1,425	5,274	5,335

Earnings Before Income Taxes	14,868	12,131	10,876	156,984
Income Taxes	5,501	4,481	54,455	57,989

Earnings (Loss) Before Effect of Accounting Change	9,367	7,650	(43,579)	98,995
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	—	—	(41,287)

Net Earnings (Loss)	$9,367	$7,650	$(43,579)	$140,282

Earnings Per Common Share – Basic:
Before effect of change in accounting principle	$0.29	$0.22	$(1.35)	$2.85
Net Earnings (Loss) Per Share	$0.29	$0.22	$(1.35)	$4.03
Earnings Per Common Share – Diluted:
Before effect of change in accounting principle	$0.29	$0.22	$(1.35)	$2.83
Net Earnings (Loss) Per Share	$0.29	$0.22	$(1.35)	$4.00
Weighted Average Number of Common Shares Outstanding:
Basic	32,075	34,678	32,376	34,783
Diluted	32,172	35,049	32,376	35,036

See Notes to Unaudited Interim Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)

	April 30,	July 31,	April 30,
	2003	2002	2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$172,655	$84,887	$148,610
Merchandise Inventories	813,066	782,316	794,770
Other Current Assets	57,082	47,915	51,477

Total Current Assets	1,042,803	915,118	994,857
Property and Equipment, Net	268,133	284,438	290,761
Goodwill, Net	81,141	212,039	216,206
Other Assets	32,671	34,654	33,204
Deferred Tax Asset, Net	31,334	31,604	40,139

Total Assets	$1,456,082	$1,477,853	$1,575,167

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$392,685	$331,663	$398,281
Deferred Tax Liability, Net	9,974	10,104	18,953

Total Current Liabilities	402,659	341,767	417,234
Non-current Liabilities	104,971	109,530	111,353
Long-term Debt	86,780	86,749	99,700
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	407	407	406
Additional Paid-In Capital	550,074	549,848	547,218
Accumulated Other Comprehensive Income (Loss)	5,098	(6,559)	(5,199)
Accumulated Earnings	586,188	629,767	626,117
Deferred Compensation	—	(115)	(6,779)

	1,141,767	1,173,348	1,161,763
Treasury Stock	(280,095)	(233,541)	(214,883)

Total Stockholders’ Investment	861,672	939,807	946,880

Total Liabilities and Stockholders’ Investment	$1,456,082	$1,477,853	$1,575,167

See Notes to Unaudited Interim Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2003	2002

Net Cash Flows from Operating Activities:
Net (loss) earnings	$(43,579)	$140,282
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,110	44,187
Deferred taxes	140	10,403
Deferred compensation expense	115	1,470
Impairment of goodwill	136,300	—
Impairment of fixed assets	1,697	—
Effect of change in accounting principle for the write-off of negative goodwill	—	(41,287)
Retiree medical curtailment gain	—	(3,502)
Change in assets and liabilities:
Merchandise inventories	(24,585)	(72,809)
Other current assets	(8,840)	5,603
Other assets	455	(804)
Accounts payable and accrued liabilities	59,454	121,901
Noncurrent liabilities	(4,559)	(3,579)

Net Cash Provided by Operating Activities	158,708	201,865

Net Cash Flows from Investing Activities:
Additions to property and equipment	(26,705)	(41,218)
Dispositions of property and equipment	1,320	2,693
Purchase of Available-For-Sale investments	(10,557)	(4,870)
Proceeds from sale of Available-For-Sale investments	11,887	5,258

Net Cash Used in Investing Activities	(24,055)	(38,137)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(166,649)	(239,769)
Borrowings under revolving credit agreement	166,649	230,203
Proceeds from exercise of stock options	380	7,119
Purchase of common stock	(47,594)	(41,959)

Net Cash Used in Financing Activities	(47,214)	(44,406)

Effect of Exchange Rate Changes on Cash	329	(102)
Net Increase in Cash and Cash Equivalents	87,768	119,220
Cash and Cash Equivalents at Beginning of Period	$84,887	$29,390

Cash and Cash Equivalents at End of Period	$172,655	$148,610

Supplemental cash flow information:
Interest paid	$7,766	$8,655
Interest received	$970	$1,660
Income taxes paid (net of refunds received)	$6,280	$(5,011)

See Notes to Unaudited Interim Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

          Zale Corporation, along with its wholly owned subsidiaries (the “Company”), is the largest specialty retailer of fine jewelry in North America. At April 30, 2003, the Company operated 2,264 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company principally operates under six brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand, which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States, and Mappins Jewelers® in Canada, offer contemporary jewelry merchandise designed to attract slightly higher purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer merchandise to more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall-based kiosks.

          The accompanying Interim Consolidated Financial Statements are those of the Company as of and for the three month and nine month periods ended April 30, 2003 and 2002. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The accompanying Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The classifications in use at April 30, 2003, have been applied to the financial statements for July 31, 2002, and April 30, 2002.

          The accompanying Interim Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The July 31, 2002 financial information has been derived from the audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

          The results of operations for the three and nine month periods ended April 30, 2003, and 2002, are not indicative of the operating results for the full fiscal years due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

EARNINGS PER COMMON SHARE

          Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 1,569,500 and 917,250 outstanding for the three months ended April 30, 2003 and April 30, 2002, respectively. There were antidilutive common stock equivalents of 1,891,904 and 880,039 outstanding for the nine months ended April 30, 2003 and April 30, 2002, respectively. The antidilutive common stock equivalents are disregarded for purposes of the calculation below.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Earnings (loss) before effect of accounting change	$9,367	$7,650	$(43,579)	$98,995
Net earnings (loss) available to shareholders	9,367	7,650	(43,579)	140,282
Basic:
Weighted average number of common shares outstanding	32,075	34,678	32,376	34,783
Earnings (loss) per share before effect of accounting change	$0.29	$0.22	$(1.35)	$2.85

Net earnings (loss) per common share – basic	$0.29	$0.22	$(1.35)	$4.03

Diluted:
Weighted average number of common shares outstanding	32,075	34,678	32,376	34,783
Effect of dilutive stock options	97	371	—	253

Weighted average number of common shares outstanding as adjusted	32,172	35,049	32,376	35,036
Earnings (loss) per share before effect of accounting change	$0.29	$0.22	$(1.35)	$2.83

Net earnings (loss) per common share – diluted	$0.29	$0.22	$(1.35)	$4.00

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)– (continued)

STOCK REPURCHASE PLAN

          On March 18, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market. Under this program, the Company purchased 58,000 shares at an aggregate cost of $2.0 million through April 30, 2003.

          In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company repurchased 1.7 million shares at a cost of $50 million to complete this program.

STOCK BASED COMPENSATION

          The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Net income (loss), as reported	$9,367	$7,650	$(43,579)	$140,282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,204)	(1,611)	(3,692)	(4,648)

Pro forma net income (loss)	$8,163	$6,039	$(47,271)	$135,634

Earnings (Loss) Per Common Share – Basic:
Earnings (Loss) Per Common Share, as reported	$0.29	$0.22	$(1.35)	$4.03
Earnings (Loss) Per Common Share, pro forma	$0.25	$0.17	$(1.46)	$3.90
Earnings (Loss) Per Common Share – Diluted:
Earnings (Loss) Per Common Share, as reported	$0.29	$0.22	$(1.35)	$4.00
Earnings (Loss) Per Common Share, pro forma	$0.25	$0.17	$(1.46)	$3.87
Weighted Average Number of Common Shares Outstanding:
Basic	32,075	34,678	32,376	34,783
Diluted	32,172	35,049	32,376	35,036

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)– (continued)

COMPREHENSIVE INCOME

     Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and nine month periods ended April 30, 2003 and 2002, are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(amounts in thousands)
Net Earnings (Loss)	$9,367	$7,650	$(43,579)	$140,282
Other Comprehensive Income (Loss):
Increase (decrease) in unrealized gain on investment securities, net	578	(181)	(136)	(380)
(Decrease) increase in unrealized gain on derivative instruments	(168)	(74)	245	—
Increase in unrealized loss on derivative instruments	—	—	—	(48)
Cumulative translation adjustments	7,621	1,677	11,548	(2,416)

Total Comprehensive Income (Loss)	$17,398	$9,072	$(31,922)	$137,438

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

          The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 1.00 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or 1.00 percent plus the Federal Funds Effective Rate); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 1.00 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At April 30, 2003, there were no outstanding amounts under the U.S. Revolving Credit or the Canadian Revolving Credit facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, imposes limitations on indebtedness, investments, capital expenditures, and other distributions (including repurchases of the Company’s common stock). The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)– (continued)

          The impairment charge of $136.3 million resulting from the valuation of the carrying value of the Piercing Pagoda goodwill resulted in a limitation on the Company’s ability to make distributions under the Revolving Credit Agreement. In March 2003, the Company elected to amend the Revolving Credit Agreement to adjust the basis of the floating interest rates and redefine limitations on capital expenditures and other distributions (as discussed above).

          In 1997, the Company issued $100 million of 8½ percent Senior Notes due in 2007. In fiscal year 2002, the Company repurchased $13 million of the Senior Notes. The Senior Notes are unsecured and are guaranteed by ZDel. The indenture relating to the Senior Notes contains restrictive covenants including but not limited to limitations on indebtedness, dividends and other restricted payments (including repurchases of the Company’s common stock), transactions with affiliates, liens and disposition of proceeds of asset sales, among others. The Company is currently in compliance with all of its obligations under the Senior Notes.

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

          The Company enters into forward contracts for the purchase of gold in order to reduce the effects of fluctuating gold prices on the cost of inventory. The Company generally hedges certain planned inventory purchases covering a designated period of no longer than twelve months. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure. The purpose of the hedging activities is to minimize the effect of gold price movements on cash flows. All forward contracts are with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.

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

          Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) to the extent that they are effective. The amounts are relieved from Other Comprehensive Income (Loss) during the same period the hedged transaction is recorded in earnings. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges are reported in current period earnings.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)– (continued)

          As of April 30, 2003, the Company had $3.9 million of outstanding forward contracts to purchase gold. The fair value of these gold contracts recorded in the accompanying Consolidated Balance Sheet at April 30, 2003 is $49,900. The gains and losses on forward contracts realized for the three and nine month periods ended April 30, 2003 and 2002, were immaterial to the Company’s Consolidated Statement of Operations. The Company estimates that the unrealized gains of $0.2 million included in Accumulated Other Comprehensive Income (Loss) will be recognized into earnings within seven months of the individual contract settlement date, corresponding with the sale of the related inventory. The Company had no foreign currency forward contracts outstanding at April 30, 2003. As of April 30, 2002, the Company had $5.0 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying Consolidated Balance Sheet at April 30, 2002 was ($48,200).

COMMITMENTS AND CONTINGENCIES

          The Company is involved in various legal actions and claims arising in the ordinary course of business. The Company currently believes that such litigation and claims, both individually and in the aggregate, will be resolved without material effect on the Company’s financial position or results of operations. However, litigation involves an element of uncertainty. Future developments could result in significant changes in litigation reserves and costs.

          On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, Alabama, to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division, against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and bring claims based on, inter alia, fraud, breach of contract and consumer protection laws. The federal complaint alleges that the Company’s credit insurance practices violated federal anti-racketeering laws. In both complaints, the plaintiff seeks, among other things, compensatory and punitive damages, as well as injunctive relief. Both actions are in the discovery stage, and neither has been certified as a class action. The Company has reached an oral agreement with counsel for the plaintiff to settle these actions. The settlement is subject to the approval of the respective courts.

          On October 23, 2001, a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleged that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. Plaintiff sought recovery of overtime pay, declaratory relief and attorneys’ fees. The Company has reached an agreement with counsel for the plaintiff to settle the action. The settlement is subject to the approval of the court.

          The Company has established reserves based on the current status of each case. Certification of the matters as class actions could result in adjustments to the reserves.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)– (continued)

GOODWILL

          On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations”. SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders’ investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders’ Investment.

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the goodwill of approximately $56.7 million recorded for the People’s acquisition and $5 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements.

FINANCIAL ACCOUNTING PRONOUNCEMENTS

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

          In November 2002, the Emerging Issues Task Force (“EITF”) discussed issue 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The principles are: (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting for revenue recognition purposes, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The consensus on EITF 00-21 will be applied prospectively for revenue arrangements entered into fiscal years beginning after December 15, 2002. The Company will adopt EITF 00-21 for the first quarter of fiscal year 2004. The Company is currently evaluating the impact that EITF 00-21 will have on its financial position, results of operations or cash flows.

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

          Credit Programs. Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

          However, in an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses as defined in the agreement with Citi arising from these accounts.

          Based on account balances for the shared risk programs as of April 30, 2003, the Company’s maximum potential payment would be approximately $25 million if the entire portfolio defaulted. Based on historical performance, losses in these portfolios absorbed by the Company have been less than $800,000 since August 2000. Prior to fiscal year 2003, the Company was liable for all losses under these shared risk programs. Losses in fiscal year 2003 under new terms with Citi that limit the Company’s losses were less than $40,000 through April 30, 2003. The reserve for both portfolios is approximately $710,000, which the Company believes is adequate based on the historical trend of actual losses. In April 2003, the Company and Citi finalized an agreement that requires the Company to pledge an amount of $4.7 million as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

          Product Warranty Programs. The Company sells extended service agreements (“ESA”) to customers to cover sizing and breakage on certain products purchased from the Company for a two-year period. The revenue on these agreements is recognized over the period the services are performed. In addition to ESA, the Company provides warranty services not covered by the extended service agreements. These types of services cover repair work on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

The changes in the Company’s product warranty liability for the reporting periods is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(amounts in thousands)
Beginning Balance	$34,716	$34,189	$32,541	$30,394
Extended Warranty Sales	8,279	7,544	31,052	27,813
Extended Warranty Income Recognized	(9,106)	(8,140)	(29,704)	(24,614)

Ending Balance	$33,889	$33,593	$33,889	$33,593

SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The Company has outstanding $87 million in aggregate principal amount of 8½ percent Senior Notes due in 2007. The Company’s payment obligations under the Senior Notes are guaranteed by ZDel (the “Guarantor Subsidiary”). Separate financial statements of the Guarantor Subsidiary are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statements of operations, balance sheets, and statements of cash flow information for the Company (“Parent Company Only”), for the Guarantor Subsidiary and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiary in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$406,716	$42,667	$—	$449,383
Total Costs and Expenses:
Cost of Sales	—	200,120	19,987	—	220,107
Selling, General and Administrative Expenses	38	180,653	16,319	—	197,010
Cost of Insurance Operations	—	(4)	2,004	—	2,000
Depreciation and Amortization Expense	—	12,749	1,071	—	13,820

Operating (Loss) Earnings	(38)	13,198	3,286	—	16,446
Interest Expense, Net	(13,348)	14,935	(9)	—	1,578

Earnings (Loss) Before Income Taxes	13,310	(1,737)	3,295	—	14,868
Income Taxes	4,923	(645)	1,223	—	5,501

Earnings (Loss) Before Equity in Earnings of Subsidiaries	8,387	(1,092)	2,072	—	9,367
Equity in Earnings of Subsidiaries	980	1,642	—	(2,622)	—

Net Earnings (Loss)	$9,367	$550	$2,072	$(2,622)	$9,367

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$406,953	$42,197	$—	$449,150
Total Costs and Expenses:
Cost of Sales	—	198,974	19,528	—	218,502
Selling, General and Administrative Expenses	38	183,452	16,726	—	200,216
Cost of Insurance Operations	—	—	2,356	—	2,356
Depreciation and Amortization Expense	—	13,546	974	—	14,520

Operating (Loss) Earnings	(38)	10,981	2,613	—	13,556
Interest Expense, Net	(13,348)	14,815	(42)	—	1,425

Earnings (Loss) Before Income Taxes	13,310	(3,834)	2,655	—	12,131
Income Taxes	4,917	(1,418)	982	—	4,481

Earnings (Loss) Before Equity in Earnings of Subsidiaries	8,393	(2,416)	1,673	—	7,650
Equity in Earnings of Subsidiaries	(743)	2,156	—	(1,413)	—

Net Earnings (Loss)	$7,650	$(260)	$1,673	$(1,413)	$7,650

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,604,180	$165,679	$—	$1,769,859
Total Costs and Expenses:
Cost of Sales	—	805,227	80,700	—	885,927
Selling, General and Administrative Expenses	113	629,241	53,944	—	683,298
Cost of Insurance Operations	—	(2)	6,414	—	6,412
Depreciation and Amortization Expense	—	38,582	3,190	—	41,772
Impairment of Goodwill	—	136,300	—	—	136,300

Operating (Loss) Earnings	(113)	(5,168)	21,431	—	16,150
Interest Expense, Net	(40,044)	45,224	94	—	5,274

Earnings (Loss) Before Income Taxes	39,931	(50,392)	21,337	—	10,876
Income Taxes	14,774	31,785	7,896	—	54,455

Earnings (Loss) Before Equity in Earnings of Subsidiaries	25,157	(82,177)	13,441	—	(43,579)
Equity in Earnings of Subsidiaries	(68,736)	6,434	—	62,302	—

Net (Loss) Earnings	$(43,579)	$(75,743)	$13,441	$62,302	$(43,579)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION —(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Total Revenues	$—	$1,594,422	$161,739	$—	$1,756,161
Total Costs and Expenses:
Cost of Sales	—	790,123	79,149	—	869,272
Selling, General and Administrative Expenses	113	624,585	53,514	—	678,212
Cost of Insurance Operations	—	—	6,058	—	6,058
Depreciation and Amortization Expense	—	40,739	3,063	—	43,802
Unusual Item-Retiree Medical Curtailment Gain	—	(3,502)	—	—	(3,502)

Operating (Loss) Earnings	(113)	142,477	19,955	—	162,319
Interest Expense, Net	(40,044)	45,399	(20)	—	5,335

Earnings (Loss) Before Income Taxes	39,931	97,078	19,975	—	156,984
Income Taxes	14,751	35,859	7,379	—	57,989

Earnings Before Effect of Accounting Change	25,180	61,219	12,596	—	98,995
Effect of a Change in Accounting for the Write off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(41,287)	—	—	(41,287)

Earnings Before Equity in Earnings of Subsidiaries	25,180	102,506	12,596	—	140,282
Equity in Earnings of Subsidiaries	115,102	7,483	—	(122,585)	—

Net Earnings	$140,282	$109,989	$12,596	$(122,585)	$140,282

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION—(continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

April 30, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$149,184	$23,471	$—	$172,655
Merchandise Inventories	—	735,120	77,946	—	813,066
Other Current Assets	—	46,719	10,363	—	57,082

Total Current Assets	—	931,023	111,780	—	1,042,803

Investment in Subsidiaries	19,705	65,515	—	(85,220)	—
Property and Equipment, Net	—	244,296	23,837	—	268,133
Intercompany Receivable	913,935	—	1,114	(915,049)	—
Goodwill, Net	—	24,394	56,747	—	81,141
Other Assets	—	2,782	29,889	—	32,671
Deferred Tax Assets, Net	1,446	32,730	(2,842)	—	31,334

Total Assets	$935,086	$1,300,740	$220,525	$(1,000,269)	$1,456,082

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,338	$364,125	$26,222	$—	$392,685
Deferred Tax Liability, Net	646	10,694	(1,366)	—	9,974

Total Current Liabilities	2,984	374,819	24,856	—	402,659

Non-current Liabilities	—	97,118	7,853	—	104,971
Intercompany Payable	—	910,321	5,096	(915,417)	—
Long-term Debt	86,780	—	—	—	86,780
Total Stockholders’ Investment	845,322	(81,518)	182,720	(84,852)	861,672

Total Liabilities and Stockholders’ Investment	$935,086	$1,300,740	$220,525	$(1,000,269)	$1,456,082

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(continued)
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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)— (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION— (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2003
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$46,552	$104,654	$11,865	$(4,363)	$158,708
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(23,876)	(2,829)	—	(26,705)
Dispositions of property and equipment	—	1,249	71	—	1,320
Purchase of available for sale investments	—	—	(10,557)	—	(10,557)
Proceeds from sale of available for sale investments	—	—	11,887	—	11,887

Net Cash Used in Investing Activities	—	(22,627)	(1,428)	—	(24,055)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(128,800)	(37,849)	—	(166,649)
Borrowings under revolving credit agreement	—	128,800	37,849	—	166,649
Proceeds from exercise of stock options	380	—	—	—	380
Purchase of common stock	(47,594)	—	—	—	(47,594)
Dividends paid	—	—	(4,363)	4,363	—

Net Cash (Used in) Provided by Financing Activities	(47,214)	—	(4,363)	4,363	(47,214)

Effect of Exchange Rate Changes on Cash	—	—	329	—	329
Net (Decrease) Increase in Cash and Cash Equivalents	(662)	82,027	6,403	—	87,768
Cash and Cash Equivalents at Beginning of Period	662	67,157	17,068	—	84,887

Cash and Cash Equivalents at End of Period	$—	$149,184	$23,471	$—	$172,655

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)- (continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION- (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended April 30, 2002
(unaudited)
(amounts in thousands)

	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used in) Operating Activities	$34,840	$150,003	$19,549	$(2,527)	$201,865
Net Cash Flows from Investing Activities:
Additions to property and equipment	—	(36,543)	(4,675)	—	(41,218)
Dispositions of property and equipment	—	2,592	101	—	2,693
Purchase of available for sale investments	—	—	(4,870)	—	(4,870)
Proceeds from sale of available for sale investments	—	—	5,258	—	5,258

Net Cash Used in Investing Activities	—	(33,951)	(4,186)	—	(38,137)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	—	(219,300)	(20,469)	—	(239,769)
Borrowings under revolving credit agreement	—	219,300	10,903	—	230,203
Proceeds from exercise of stock options	7,119	—	—	—	7,119
Purchase of common stock	(41,959)	—	—	—	(41,959)
Dividends paid	—	—	(2,527)	2,527	—

Net Cash (Used in) Provided by Financing Activities	(34,840)	—	(12,093)	2,527	(44,406)

Effect of Exchange Rate Changes on Cash	—	—	(102)	—	(102)
Net Increase in Cash and Cash Equivalents	—	116,052	3,168	—	119,220
Cash and Cash Equivalents at Beginning of Period	—	11,440	17,950	—	29,390

Cash and Cash Equivalents at End of Period	$—	$127,492	$21,118	$—	$148,610

Item 2.
ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report and the Company’s Annual Report and Form 10-K for the fiscal year ended July 31, 2002.

Results of Operations

          The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	49.0	48.7	50.0	49.5
Selling, General and Administrative Expenses	43.8	44.6	38.6	38.6
Cost of Insurance Operations	0.4	0.5	0.4	0.4
Depreciation and Amortization Expense	3.1	3.2	2.4	2.5
Impairment of Goodwill	—	—	7.7	—
Unusual Item-Retiree Medical Curtailment Gain	—	—	—	(0.2)

Operating Earnings	3.7	3.0	0.9	9.2
Interest Expense, Net	0.4	0.3	0.3	0.3

Earnings Before Income Taxes	3.3	2.7	0.6	8.9
Income Taxes	1.2	1.0	3.1	3.3

Earnings (Loss) Before Effect of Accounting Change	2.1	1.7	(2.5)	5.6
Effect of Change in Accounting for the Write Off of the Excess of Revalued Net Assets over Stockholder’s Investment	—	—	—	(2.4)

Net Earnings (Loss)	2.1%	1.7%	(2.5%)	8.0%

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

          Total Revenues. Total Revenues for the three months ended April 30, 2003 were $449.4 million, an increase of 0.1 percent over total revenues of $449.2 million for the same period in the prior year. During the period, the Company opened 4 new stores and closed 29 stores, 18 of which were part of the kiosk business. Comparable store sales increased 0.3 percent in the three months ended April 30, 2003 over the same period in the prior year. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year. Total Revenues include insurance premium revenues for credit insurance operations of $3.9 million and $4.8 million for the three months ended April 30, 2003, and 2002, respectively.

          The revenue increase is primarily due to the continued strength of the solitaire and bridal categories. In addition to heart-related items for Valentine’s Day, proprietary diamonds, three stone jewelry in a wide assortment of shapes and sizes, and white metals continued to be the Company’s best sellers.

          Despite the volatility of the external environment, the moderate brands and high-end business had a positive performance that offset the negative trend of the kiosk business. The kiosk’s brand performance continued to be challenging primarily due to decreases in mall traffic and teen spending.

          Cost of Sales. Cost of Sales as a percentage of revenues was 49.0 for the three months ended April 30, 2003, an increase of 0.3 percentage points over the same period in the prior year. The cost of sales increase was driven primarily by the continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins. This increase was partially offset by improved inventory shrink results due to operating initiatives strengthening the management of inventory.

          The Company’s LIFO provision was $0.8 million and $0.6 million for the three months ended April 30, 2003 and 2002, respectively. As stated in Critical Accounting Policies and Estimates in the Company’s Form 10-K for the fiscal year ended July 31, 2002, and the Notes to the Consolidated Financial Statements, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2003 may be different than interim estimates.

          Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) expenses were $197.0 million, a decrease of 1.6 percent. As a percent of revenues, SG&A decreased to 43.8 percent of revenues for the three months ended April 30, 2003, from 44.6 percent of revenues for the three months ended April 30, 2002. This decrease is primarily due to lower corporate expenses resulting from cost saving initiatives. SG&A spending was reduced where appropriate given sales trends.

          Cost of Insurance Operations. The Cost of Insurance Operations was $2.0 million, a decrease of 15.0 percent. As a percent of revenues, Cost of Insurance Operations is 0.4 percent of revenues, a decrease of 0.1 percentage points over the same period in the prior year.

          Depreciation and Amortization Expense. Depreciation and Amortization Expense was $13.8 million, a decrease of 4.8 percent primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

          Interest Expense, Net. Interest Expense, Net was $1.6 million, an increase of 10.7 percent. The increase is due to lower earnings on investment rates and a reduction in capitalized interest due to reduced capital expenditures.

          Income Taxes. The Income Tax provision for the three month periods ended April 30, 2003 and 2002 was $5.5 million and $4.5 million, respectively, reflecting an effective tax rate of 37.0 percent (excluding the goodwill impairment charge of $136.3 million) and 36.9 percent, respectively. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of April 30, 2003, the Company had remaining NOL (after limitations) of approximately $111.0 million. The Company will not recognize a tax benefit associated with the writedown of Piercing Pagoda goodwill since the original acquisition was a nontaxable business combination for which the goodwill is not deductible for tax purposes.

Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

          Total Revenues. Total Revenues for the nine months ended April 30, 2003 remained flat at $1.8 billion, over total revenues for the same period in the prior year. Comparable store sales increased 0.6 percent in the nine months ended April 30, 2003 over the same period in the prior year. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current year and prior year. Total Revenues include insurance premium revenues for credit insurance operations of $12.4 million and $13.8 million for the nine months ended April 30, 2003 and 2002, respectively.

          The revenue increase is primarily due to the continued strength of the solitaire and bridal categories. In addition to heart related items for Valentine’s Day, proprietary diamonds, three stone jewelry in a wide assortment of shapes and sizes, and white metals continued to be the Company’s best sellers. These items contributed to the improvement in the average check over the prior year.

          Despite the volatility of the external environment, the moderate brands and high-end business had a stronger performance that offset the negative trend of the kiosk business. The kiosk brand’s performance continued to be challenging due to decreases in mall traffic and teen spending, as well as a merchandising strategy during the holidays that did not meet expectations.

          Cost of Sales. Cost of Sales as a percentage of total revenues was 50.0 percent for the nine month period ending April 30, 2003, an increase of 0.5 percentage points over the same period in the prior year.

          The cost of sales increase was driven primarily by higher promotional markdowns, especially in the kiosk business. Additionally, a continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins, contributed to the increase in the cost of sales. This increase was partially offset by improved inventory shrink results due to operating initiatives strengthening the management of inventory.

          The Company’s LIFO provision was $3.5 million and $4.3 million for the nine months ended April 30, 2003 and 2002, respectively. As stated in Critical Accounting Policies and Estimates in the Company’s Form 10-K for the fiscal year ended July 31, 2002, and the Notes to the Consolidated Financial Statements, the quarterly LIFO calculation requires estimates of inflation trends, purchases and ending inventory levels for the total fiscal year. Actual inflation rates and inventory balances as of July 31, 2003 may be different than interim estimates.

          Selling, General and Administrative Expenses. Selling, General and Administrative Expenses (“SG&A”) were $683.3 million, an increase of 1.0 percent. As a percent of revenues, SG&A remained consistent at 38.6 percent of revenues for the nine month period ending April 30, 2003, compared to the same period in the prior year.

          Cost of Insurance Operations. The Cost of Insurance Operations was $6.4 million, an increase of 5.8 percent. As a percent of revenues, Cost of Insurance Operations was 0.4 and 0.3 percent of revenues for the nine months ended April 30, 2003 and 2002, respectively.

          Depreciation and Amortization Expense. Depreciation and Amortization Expense was $41.8 million, a decrease of 4.6 percent, primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

          Impairment of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the goodwill of approximately $56.7 million recorded for the People’s acquisition and $5 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements.

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

          Interest Expense, Net. Interest Expense, Net was $5.3 million for the three months ended April 30, 2003 and 2002.

          Income Taxes. The Income Tax provision for the nine months ended April 30, 2003 and 2002 was $54.5 million and $58.0 million, respectively, reflecting an effective tax rate of 37.0 percent (excluding the goodwill impairment charge of $136.3) and 36.9 percent, respectively. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of April 30, 2003, the Company had remaining NOL (after limitations) of approximately $111.0 million. The Company will not recognize a tax benefit associated with the writedown of Piercing Pagoda goodwill since the original acquisition was a nontaxable business combination for which the goodwill is not deductible for tax purposes.

          Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders’ Investment.

Liquidity and Capital Resources

          The Company’s cash requirements consist principally of funding inventory, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of April 30, 2003, the Company had unrestricted cash and cash equivalents of $168.0 million and restricted cash of $4.7 million set aside as per the agreement with Citi Commerce Solutions. As of April 30, 2002, the Company had $148.6 million unrestricted cash and cash equivalents with no restricted cash.

          The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. For fiscal years 2002 and 2001, approximately 41 percent and 42 percent of the Company’s annual revenues were made during the three months ended January 31, 2002 and 2001, respectively, which includes the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

          As previously discussed, the Company performed its annual review in the second quarter of fiscal year 2003 for impairment of goodwill related to its Piercing Pagoda, Inc. acquisition. This impairment review indicated that the market value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company performed an impairment calculation and recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19 million. This impairment charge, being non-cash in nature, does not directly affect the Company’s liquidity, although the Company is currently limited under the terms of the indenture for its Senior Notes in its ability to make certain future discretionary payments, such as repurchasing stock, until it accumulates future earnings or modifies the agreements.

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

          The revolving credit loans bear interest at floating rates as follows: (A) loans outstanding under the U.S. Revolving Credit facility bear interest, at the Company’s option, at either (i) the applicable Eurodollar Rate plus a margin equal to 1.00 percent (subject to adjustment), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or 1.00 percent plus the Federal Funds Effective Rate); and (B) loans outstanding under the Canadian Revolving Credit facility bear interest, at the Company’s option, at either (i) a Bankers’ Acceptance Discount Rate (which varies depending upon whether the Canadian Lender is a bank named under Schedule I or II to the Bank Act (Canada) or neither) plus a margin equal to 1.00 percent (subject to adjustment), or (ii) the annual rate of interest announced from time to time by the Canadian agent bank under the Revolving Credit Agreement as its “prime rate” for commercial loans in Canadian Dollars to borrowers in Canada. At April 30, 2003, there were no outstanding amounts under the U.S. Revolving Credit facility or the Canadian Revolving Credit facility. The Revolving Credit Agreement contains certain restrictive covenants, which, among other restrictions, requires the Company to comply with certain financial covenants, including limitations on indebtedness, investments, capital expenditures and other distributions (including repurchases of the Company’s common stock). The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

          The impairment charge of $136.3 million resulting from the valuation of the carrying value of the Piercing Pagoda goodwill resulted in a limitation on the Company’s ability to make distributions under the Revolving Credit Agreement. In March 2003, the Company elected to amend the Revolving Credit Agreement to adjust the basis of the floating interest rates and redefine limitations on capital expenditures and other distributions (as discussed above).

•     In 1997, the Company issued $100 million of 8½ percent Senior Notes due in 2007. In fiscal year 2002, the Company repurchased $13 million of the Senior Notes. The Senior Notes are unsecured and are guaranteed by ZDel. The indenture relating to the Senior Notes contains restrictive covenants including but not limited to limitations on indebtedness, dividends and other restricted payments (including repurchases of the Company’s common stock), transactions with affiliates, liens and disposition of proceeds of asset sales, among others. The Company is currently in compliance with all of its obligations under the Senior Notes.

Capital Growth

          As of April 30, 2003, the Company has opened 31 new locations including 12 new kiosks for which it has spent $6 million in capital expenditures. In addition, the Company has spent $15 million in capital expenditures to remodel, relocate or refurbish 82 additional locations. The Company has also spent $5 million for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates spending no more than $55 million on capital expenditures during fiscal year 2003. The Revolving Credit Agreement limits the Company’s capital expenditures to $85 million for fiscal year 2003. The Company is currently in compliance with all of its obligations under the Senior Notes.

Other Activities Affecting Liquidity

          On March 18, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an aggregate of $50 million of Zale Corporation common stock on the open market. Under this program, the Company purchased 58,000 shares at an aggregate cost of $2.0 million through April 30, 2003.

          In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company repurchased 1.7 million shares at a cost of $50 million to complete this program.

•     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2002 was approximately $9 million. As of April 30, 2003, the Company had a NOL (after limitations) of $111 million, which represents up to $43 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through fiscal year 2008.

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

          Future minimum rent commitments as of April 30, 2003, for all noncancelable leases of ongoing operations were as follows: Three months ended July 31, 2003 - $44.0 million; fiscal 2004 - $162.3 million; fiscal 2005 - $147.9 million; fiscal 2006 - $130.1 million; fiscal 2007 - $112.6 million; fiscal 2008 - $91.5 million; thereafter - $199.1 million; for a total of $887.5 million.

•     Citi Commerce Solutions (“Citi”), a subsidiary of Citi Group provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the contract with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

          However, in an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses as defined in the agreement with Citi arising from these accounts.

          Based on account balances for the shared risk programs as of April 30, 2003, the Company’s maximum potential payment would be approximately $25 million if the entire portfolio defaulted. Based on historical performance, losses in these portfolios absorbed by the Company have been less than $800,000 since August 2000. Prior to fiscal year 2003, the Company was liable for all losses under these shared risk programs. Losses in fiscal year 2003 under new terms with Citi that limit the Company’s losses were less than $40,000 through April 30, 2003. The reserve for both portfolios is approximately $710,000 which the Company believes is adequate based on the historical trend of actual losses. In April 2003, the Company and Citi finalized an agreement that requires the Company to pledge an amount of $4.7 million as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs.

          Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

          In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s LIFO inventory. Gold commodity prices have increased substantially over the last three months. Gold represents approximately 9.5 percent of the Company’s total inventory value. The Company currently hedges a portion of its gold purchases through forward contracts. The Company had $3.9 million of forward commodity agreements outstanding at April 30, 2003. There is no assurance that inflation will not materially affect the Company in the future.

Critical Accounting Policies and Estimates

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

          Management believes that its accounting policies regarding merchandise inventories, long lived assets and goodwill, revenue recognition and other reserves, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a description of these critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. Except with respect to matters described above relating to goodwill impairment of Piercing Pagoda under SFAS 142, management believes there have been no significant changes in the Company’s critical accounting policies or estimates since the Company’s fiscal year ended July 31, 2002.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk - The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond market price fluctuation is not currently hedged by financial instruments.

          In fiscal year 2003, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of April 30, 2003)

	Contract	Fine Troy	Contract Gold	Contract Fair
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Market Value

Gold	05-07-03	768	$334.130	$3,861
Gold	05-21-03	768	334.357	3,811
Gold	06-09-03	661	334.666	3,211
Gold	06-23-03	661	334.893	3,164
Gold	07-07-03	761	335.120	3,573
Gold	07-21-03	761	335.348	3,515
Gold	08-07-03	682	335.624	3,054
Gold	08-21-03	682	335.851	2,998
Gold	09-08-03	657	336.143	2,775
Gold	09-22-03	657	336.371	2,716
Gold	10-07-03	546	336.614	2,205
Gold	10-21-03	546	336.841	2,156
Gold	11-07-03	1,730	337.117	6,521
Gold	11-21-03	1,730	337.345	6,356

          The Company generally enters into forward gold purchase contracts with maturity dates of not longer than twelve months.

          Otherwise, the Company believes that the market risk of the Company’s financial instruments as of April 30, 2003, has not materially changed since July 31, 2002. The market risk profile on July 31, 2002, is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

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

Part II. Other Information

Item 1. Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

          During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle two purported class actions previously described in the second paragraph of Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The purported class actions were filed against the Company and certain of its subsidiaries in the Circuit Court for Colbert County, Alabama, and the United States District Court for the Eastern District of Texas, Texarkana Division, respectively, and concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and federal anti-racketeering laws. The settlement agreement is subject to the approval of the respective courts.

          The Company has reached an agreement with counsel for the plaintiff to settle the action previously described in the third paragraph of Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The purported class action was filed against the Company in the Superior Court of California, County of Los Angeles, Central District, and concerns allegations that current and former salaried store managers and assistant store managers of the Company were entitled to overtime pay and should not have been classified as exempt employees under California Law. The settlement agreement is subject to the approval of the court.

          See “Commitments and Contingencies” on page 11 of this Report for a further discussion of these matters.

          Otherwise, legal proceedings of the Company as of April 30, 2003, have not materially changed since July 31, 2002. Legal proceedings as of July 31, 2002, are disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Amendment No. 1 To Amended and Restated Revolving Credit Agreement

99.2 Amendment to Citibank USA, N. A. Agreement

(b)	Reports on Form 8-K

None.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date June 12, 2003	/s/ Cynthia T. Gordon

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June12, 2003	By:	/s/ Mary L. Forté

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	By:	/s/ Mark R. Lenz

Mark R. Lenz
Group Senior Vice President and
Chief Financial Officer
(principal financial officer of the registrant)

EXHIBIT INDEX

99.1	Amendment No. 1 To Amended and Restated Revolving Credit Agreement

99.2	Amendment to Citibank USA, N. A. Agreement