Form 10-K
period 2003-07-31
ZALE CORP
filed 2003-10-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]    No [  ]

     As of September 16, 2003 the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,315,650,096.

     As of September 16, 2003, the registrant had outstanding 27,409,377 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

     Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s annual meeting of stockholders to be held on November 6, 2003.

PART I

ITEM 1. BUSINESS

General

     Zale Corporation, along with its wholly owned subsidiaries (the “Company”) is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2003, the Company operated 2,234 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company primarily operates under six principal brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States, and Mappins Jewelers® in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall based kiosks. During the fiscal year ended July 31, 2003 (“fiscal year 2003”), the Company generated $2.2 billion of net revenues.

     The Company believes it is well-positioned to compete in the approximately $40 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company enjoys significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that brand name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer’s reliability, credibility and commitment to customer service. The Company believes that consumers rely on known brand names to ensure quality. This assurance is especially important when consumers feel they lack the expertise to evaluate quality and value of jewelry purchases. As an industry leader, the Company continues to set the standard for delivering innovative and creative products to consumers. The Company believes its proven ability to capitalize on evolving merchandise trends is what differentiates it from its competition. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing, distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states, Puerto Rico and Canada, and the demographic breadth of its target customer groups may serve to reduce earnings volatility typically associated with local or regional conditions.

     The Company was incorporated in Delaware in 1993, and through its predecessors has been in business since 1924. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Its telephone number at that address is (972) 580-4000, and its Internet address is www.zalecorp.com.

Business Initiatives and Strategy

     In fiscal year 2003, the Company established and executed initiatives aimed at meeting the current business needs and establishing a framework consistent with the Company’s long term strategic direction. In a year marked by a challenging external environment, the Company focused on stabilizing and strengthening its core businesses and positioning its brands. The Company believes it achieved its objectives of keeping the business stable while also committing to enhancing shareholder value by staying flexible in its approach to the business and making the necessary adjustments in merchandising, marketing and operations.

     In its effort to grow the business in both a competitive retail environment and volatile external environment, the Company expanded upon the key initiatives embarked upon in fiscal year 2002 to stabilize the business and exploit the strengths of its size.

     The Company continues to rely on its merchandising and marketing strategies to differentiate its brands to consumers. Management has developed a key item strategy as the foundation for merchandising and marketing initiatives. Key items are selected from among the best selling products in the retail jewelry industry. The Company advertises these items heavily and works to ensure these items are available to customers at all times. In fiscal year 2003, the Company continued to maximize its opportunities during the key gift giving periods by capitalizing on its merchandising and marketing strengths.

     The Company capitalizes on jewelry trends, such as demand for solitaires, three-stone jewelry, white metals, and princess cut fashion jewelry. The Company considers bridal the cornerstone of the fine jewelry business. During the year, progress continued on the development of the core bridal business across the traditional in-line brands as evidenced by the Company’s 7 percent sales increase over last year in this category. Along with the further differentiation of the brands, the bridal business was enhanced through the launch of several new branding initiatives. This included the expansion of The Zales Diamond® Collection to the Zales Anniversary band and Zales Diamond three-stone ring, the launch of The Gordon’s Diamond® solitaire and three-stone ring and the successful introduction of the Peoples Diamond™ in Canada. The introduction of these proprietary stones along with a further emphasis on refining merchandise assortments contributed to the positive performance this year in the Company’s bridal business.

     Consistent with optimizing the Company’s traditional key item approach, overall inventory management systems have been updated this year. The Company’s goal is to execute an aggressive approach to inventory management by keeping key items in stock and purchasing to a rate of sale. Product assortments capitalize on year round gift giving, fashion and special occasions, while the primary focus continues to remain on the bridal category. One of the Company’s key infrastructure enhancements was the implementation of management information systems directed specifically at impacting inventory management. The Company believes that an element of brand integrity is to maintain an in-stock position across the most popular products at the store level. The current forecasting process is being updated by the implementation of a store level forecasting system in fiscal year 2003.

     The Company furthered its commitment to training both store and corporate personnel through targeted training programs. The Company supported the development of the bridal categories by enhancing the product knowledge of its sales associates through targeted training programs focused on diamonds and solitaires. The Company has a buyer training program to develop and train new buyers on merchandise and Company standards. The Company also has a centralized purchasing process for each brand to ensure consistency of quality and cost. In addition, the Company leverages its size to achieve better prices, payment terms, return privileges and cooperative advertising arrangements with product suppliers.

     The Company’s marketing efforts are designed to enhance brand identity through distinctive brand communication to the customers. The Company has created highly visible marketing programs specifically targeted in television, newspaper inserts, radio and magazines. Most of these programs are product and event-focused, usually highlighting key items as well as capitalizing on jewelry trends, such as solitaires, three-stone jewelry and princess cut fashion jewelry. The Company maintains a balance in advertising between media and targeted direct mail. While the Company believes it dominates jewelry advertising on television during the Holiday season, marketing efforts extend beyond the Holiday season to tie in with other gift-giving holidays, such as Valentine’s Day and Mother’s Day. In addition, advertising and in-store promotions are synchronized with mall marketing efforts to take advantage of other periods of high mall traffic, such as Labor Day, which are typically not considered jewelry-oriented holidays.

     In fiscal year 2003, the Company also dedicated resources to improve the effectiveness in its marketing function. This increased focus included an investment in marketing development tools and establishing a database marketing team. The Company’s goal is to establish predictive customer data to maximize its marketing efforts to both its existing 18 million customer names and target new opportunities to individuals with a high propensity to spend. In addition, the Company believes ongoing research will enable it to better target the needs of each customer segment. These initiatives were also instrumental in identifying leveraging opportunities. By centralizing each of the brands marketing efforts, significant savings were realized which could be reinvested in the marketing budget.

     In addition to the focus on store level inventory management and marketing, additional infrastructure changes were made to further establish a framework that will allow the Company to maximize opportunities ahead. A centralized product sourcing organization was established to take advantage of optimal product pricing across all brands and to coordinate the purchase and assembly of core diamond products. The Company will purchase loose polished diamonds and mountings and assemble finished product. The initiative is being tested in the Company’s Canadian brands with anticipated expansion to the domestic brands during late fiscal year 2004 and throughout the following years. The Company expects direct sourcing to contribute improvements in merchandise margin and to allow the Company to be more flexible and competitive in merchandising certain items over the next several years.

     In fiscal year 2004, the Company is cautiously optimistic regarding the external environment. The Company plans to continue to focus on long term growth opportunities, as well as identifying improvement opportunities to strengthen store operations. One of the new growth opportunities is the expansion of the Zale Outlet concept into the value-oriented “power-strip” shopping centers. Such centers are value-oriented and characterized by their convenience to the suburban customer and co-tenants such as Bed Bath & Beyond, Office Depot, Target or Kohls. The Company performed research which indicated today’s jewelry consumers are interested in the convenience of such locations. The Company is also planning to enhance the training and development of its sales associates. Areas of emphasis will include diamond training and developing clientele in the stores. In addition, the Company will further strengthen the use of its clienteling system to continue to enhance the marketing focus on the customer.

     The Company plans to open approximately 66 new locations, principally under the brand names Zales, Zales Outlet, and Piercing Pagoda for which it expects to incur approximately $15 million in capital expenditures during fiscal year 2004. The Company is seeking strategic locations where it is underrepresented to solidify the Company’s core mall business and expand into new outlet centers. The Company targets premier regional mall locations throughout the country and selects sites based on a variety of well-defined demographic and store profitability characteristics. The Company also plans to refurbish, remodel or relocate approximately 176 stores and kiosks at a cost of approximately $29 million during fiscal year 2004.

Current Year

     Payoff of Senior Notes. In the fourth quarter of fiscal year 2003, the Company called and retired the remaining $87 million of its 8 1/2 percent Senior Notes (the “Senior Notes”). The Company recognized a $5.9 million loss related to this early retirement of debt.

     Stock Repurchase Plan. During fiscal year 2002, the Company purchased 0.2 million shares of its common stock, par value $.01 per share (“Common Stock”), at an aggregate cost of $4 million under an existing program which was approved by its Board of Directors in July 2002 to allow the Company to purchase up to an aggregate of $50 million of its Common Stock on the open market through July 31, 2003. In October 2002, the Company repurchased 1.5 million shares of its Common Stock at an aggregate cost of $46 million under the same program. In total, the Company repurchased 1.7 million shares of its Common Stock at a cost of $50 million to complete this program.

     On March 18, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company purchased 209,000 shares at an aggregate cost of $7.5 million through July 31, 2003.

     On July 1, 2003, the Company entered into a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 6,400,000 shares of its outstanding Common Stock at a price per share of not less than $42.00 nor in excess of $48.00 per share, for an aggregate purchase price of up to $307.2 million. The Tender Offer enabled the Company to repurchase approximately 4.7 million shares at an aggregate cost of approximately $225.6 million.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an additional $100 million of its Common Stock on the open market. This action brings the Company’s remaining availability of the total authorization under its stock repurchase program to approximately $142 million.

     New Revolving Credit Facility. In connection with the Tender Offer, the Company entered into a new $500 million secured revolving credit facility with a syndicate of lenders led by Fleet National Bank, as administrative agent, to replace its existing $225 million unsecured facility. The new revolving credit facility is secured largely by inventory. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Industry

     The U.S. retail jewelry industry’s sales were approximately $40 billion in 2002. Specialty retail jewelry stores (such as the Company) account for approximately 60 percent of the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. The United States Census Bureau has recorded only three years of negative growth in specialty retail jewelry store sales from 1984 to 2002. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is composed primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and on-line jewelers.

     The U.S. retail jewelry industry is highly fragmented with the seven largest companies accounting for approximately 25 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., followed by the Company. The Company is the largest specialty retail jewelry chain in North America, with approximately nine percent of the specialty retail jewelry market share, based on estimates from the United States Census Bureau. Only two other specialty retail jewelers had greater than three percent market share.

Operations

     The Company operates under six principal brands. The following table presents total revenues, average sales per location and the number of locations for Zales, Zales the Diamond Store Outlet (Zales Outlet), Gordon’s, Bailey Banks & Biddle, Peoples (including Mappins stores), and Piercing Pagoda for the periods indicated.

	Year Ended July 31,

	2003	2002	2001

Total Revenues (in thousands)
Zales (including Zale.com)	$1,040,537	$1,004,223	$918,725
Zales Outlet	119,270	112,366	96,075
Gordon’s	314,345	321,120	324,199
Bailey Banks & Biddle	314,886	315,002	323,744
Peoples (a)	150,416	147,466	150,989
Piercing Pagoda (b)	256,665	273,225	254,510
Insurance Revenues	16,122	18,325	18,957

	$2,212,241	$2,191,727	$2,087,199

Average sales per location (c)
Zales	$1,369,000	$1,316,000	$1,210,000
Zales Outlet	1,261,000	1,294,000	1,266,000
Gordon’s	1,084,000	1,063,000	1,050,000
Bailey Banks & Biddle	2,702,000	2,614,000	2,825,000
Peoples	878,000	856,000	878,000
Piercing Pagoda (b)	322,000	312,000	N/A

Locations opened during period
Zales	13	18	27
Zales Outlet	4	10	16
Gordon’s	1	2	5
Bailey Banks & Biddle	1	6	11
Peoples	3	4	5
Piercing Pagoda (b)	15	8	21

	37	48	85

Locations closed during period
Zales	15	11	13
Zales Outlet	0	1	1
Gordon’s	12	6	9
Bailey Banks & Biddle	5	6	2
Peoples	7	5	1
Piercing Pagoda (b)	59	68	41

	98	97	67

Total Locations
Zales	755	757	750
Zales Outlet	96	92	83
Gordon’s	287	298	302
Bailey Banks & Biddle	116	120	120
Peoples	167	171	172
Piercing Pagoda (b)	813	857	917

	2,234	2,295	2,344

(a)	Reflects all revenue from foreign operations.

(b)	Data from Piercing Pagoda in the fiscal year ended July 31, 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda Inc., through July 31, 2001.

(c)	Based on merchandise sales for locations open a full twelve months during the respective year.

Zales Jewelers

     Zales, the Company’s national flagship and the nation’s largest specialty jeweler, is a leading brand name in jewelry retailing in the United States. At July 31, 2003, Zales had 755 stores in 50 states and Puerto Rico. Zales average store size is 1,575 square feet, and the average selling price per unit sold is $284. The Zales brand accounted for 47 percent of the Company’s total revenues in fiscal year 2003.

     Zales’ merchandise selection is generally standardized across the nation and targeted at customers representing a cross-section of mainstream America. In fiscal year 2003, bridal merchandise represented 39 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 61 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists generally of diamond fashion, jewelry, precious and semi-precious jewelry, gold jewelry, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection and its reputation for customer service for over 79 years fosters an image of quality and trust among consumers. While placing added emphasis on the bridal segment of the business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and watches to drive gift giving occasions throughout the year.

     Zales also introduces innovative items and capitalizes on industry trends, including platinum engagement rings, white gold, princess cut fashion jewelry and three-stone jewelry. In 2001, Zales introduced the Company’s first proprietary diamond, the “Zales Diamond.” The exclusive “Zales Diamond” collection was expanded to include the “Zales anniversary band” and the “Zales three-stone ring,” now available in two different carat sizes in a platinum setting. In fiscal year 2004, this expansion will continue from exclusively bridal into fashion, with the introduction of three-stone earrings, a solitaire pendant and a solitaire men’s ring.

     The combination of Zales’ national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales continues to support its brand awareness through its sponsorship of the Rockefeller Center Christmas Tree Lighting. Zales serves the Internet customer through its web site Zales.com, which accounted for less than one percent of the Company’s total revenues in fiscal year 2003.

Zales the Diamond Store Outlet

     At July 31, 2003, the Company operated 96 Zales Outlet stores in 34 states and Puerto Rico. The average store size is 2,276 square feet, and the average selling price per unit sold is $270. Zales Outlet accounted for 5 percent of the Company’s total revenues in fiscal year 2003. Zales Outlet benefits from Zales’ brand recognition and national advertising programs.

     The outlet concept has evolved to be one of the strongest concepts in retail shopping today, featuring top brands in every major retail category. The merchandise assortment in a Zales Outlet store caters to the brand conscious and value-oriented female shopper, offering 20-70 percent off traditional retail prices everyday. The Company has grown its Zales Outlet concept during the past six years and plans to continue its growth over the next several years. The new growth opportunity for the Zale Outlet is expansion into “power strip” shopping centers. Such centers are value-oriented characterized by their convenience to the suburban customer and co-tenants such as Bed Bath & Beyond, Office Depot, Target, or Kohls.

     Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales’ national advertising and brand recognition, Zales Outlet offers its own product line and promotional efforts are geared specifically to the outlet consumer. In addition to fashion forward looks in diamonds, gemstones, gold and name brand watches, Zales Outlet has been successful with certified and exclusive products, such as the “Lilla Diamond,” a diamond exclusive to Zales Outlet. Also, the Zales Outlet’s special collection of “Exceptional Values” offers good value on best selling items in each merchandise category.

Gordon’s Jewelers

     Gordon’s is positioned as the Company’s major regional brand. As of July 31, 2003, Gordon’s had 287 stores in 34 states and Puerto Rico. Average store size is 1,444 square feet and the average selling price per unit sold is $355. Gordon’s accounted for 14 percent of the Company’s total revenues in fiscal year 2003.

     The Company is continuing steps to differentiate Gordon’s image from other moderate jewelers, including store remodeling and improved merchandise and marketing, with a focus on exclusive and certified diamond merchandise.

     Gordon’s distinguishes itself from Zales by providing a more upscale, contemporary product mix and tailoring a portion of the store inventory to regional tastes. Gordon’s has selections for both the entry price point customer as well as the more discerning, established jewelry customer. Gordon’s offers a broad range of merchandise, such as diamond solitaires, jewelry set in platinum and semi-precious gems. Gordon’s introduced the “Gordon’s Diamond,” which is exclusive to Gordon’s, in August 2002. The “Gordon’s Diamond” collection was expanded to also include a three-stone ring. In fiscal year 2004, this collection will further be enhanced by the addition of a princess cut solitaire.

     Gordon’s utilizes an advertising media mix consisting primarily of television and radio complimented by newspaper inserts and direct mail. As the Gordon’s customer database continues to grow, direct mail is expected to become a greater part of the advertising media mix.

Bailey Banks & Biddle Fine Jewelers

     For 171 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a prestigious shopping environment for the upscale customer. The stores are among the pre-eminent stores in their markets and carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer, while maintaining a fine jewelry selection for the mall based customer. The Bailey Banks & Biddle merchandise assortments are carefully selected to provide treasures that will be appreciated for generations with a focus on diamonds, precious stones and gold jewelry, as well as watches and giftware.

     At July 31, 2003, Bailey Banks & Biddle operated 116 upscale jewelry stores in 31 states and Puerto Rico. The Company also utilizes the trade name Zell Bros.® for one of its stores. The stores have an average selling price per unit sold of $916, have an average store size of 3,593 square feet and accounted for 14 percent of the Company’s total revenues in fiscal year 2003.

     Bailey Banks & Biddle communicates with a loyal customer base and selected prospects with upscale direct-mail catalogs and invitations to special events, enabling the stores to focus on specific products for specific customers. In fiscal year 2003, Bailey Banks & Biddle continued to expand its advertising reach with a repetitive presence in nationally distributed and high profile magazines such as Town & Country, Architectural Digest, Departures, InStyle, Vogue, and W.

     In fiscal year 2004, Bailey Banks & Biddle expects to utilize targeted direct mail and an extensive magazine campaign to increase brand awareness while expanding its customer base. Bailey Banks & Biddle also plans to continue to utilize exclusive private label merchandise to provide unique assortments. Extensive ongoing training campaigns were developed in fiscal year 2003 that are expected to enhance the shopping experiences for their customers.

Peoples Jewellers

     In May 1999, the Company acquired the Peoples Jewellers Corporation, a privately owned chain of jewelry retail outlets in Canada, operating under the banners of Peoples Jewellers and Mappins Jewellers. This operation now has 167 stores in nine provinces across Canada and enjoys the largest market share of any jewelry retailer in Canada. The stores have an average selling price per unit of $177, an average store size of 1,586 square feet and accounted for 7 percent of the Company’s total revenues in fiscal year 2003.

     The primary banner, Peoples Jewellers, is one of the most recognized brand names in Canada. Peoples Jewellers offers traditional jewelry at affordable prices, attracting a wide variety of Canadian customers. Peoples stores are based predominately in malls with the targeted customer being between the ages of 25-59. Using the trademark “Peoples, the Diamond Store” in Canada, Peoples emphasizes its diamond business, while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Due to the similarity in marketing and store designs, Peoples Jewellers is able to take advantage of leveraging opportunities with Zales Jewelers.

     Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past three years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. In addition, seasonal newspaper inserts are a key element to the marketing campaign. Peoples also produces a seasonal bridal book, which is mailed to its best customers twice a year.

     Mappins Jewellers continues to be a strong second brand in Canada. Building on a history from 1936, Mappins is recognized as a jeweler catering to the aspiring customer in key mall locations. The Mappins consumer selects from classic fashion styles at upper moderate price points. Since 2000, Mappins has had the benefit of focused newspaper inserts and targeted direct mail offers.

Piercing Pagoda

     Effective September 20, 2000, the Company acquired Piercing Pagoda, Inc., one of the country’s largest retailers of gold jewelry principally through kiosk locations in the U.S. At July 31, 2003, Piercing Pagoda operated 813 locations in 43 states and Puerto Rico, under the names Piercing Pagoda, Plum Gold, and Silver and Gold Connection. Piercing Pagoda represented 12 percent of the Company’s total revenues in fiscal year 2003.

     Piercing Pagoda offers an extensive collection of popularly priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver and diamond jewelry, all basic styles at everyday low prices. In addition, ear piercing services are performed by trained associates on site.

     The Piercing Pagoda locations are generally located in high traffic concourses of regional shopping malls. The kiosk locations average 192 square feet in size and are easily accessible and visible within malls. In fiscal year 2003, the average price per unit was $27. The kiosks focus on the opening price point customer.

     In fiscal year 2004, there will be a continued and expanded focus on the key strategies implemented during the second half of fiscal year 2003. Such initiatives included an expanded offering of lower price point merchandise, particularly charms, earrings and body jewelry. Additionally, increased assortments of silver, stainless steel and diamond accent product are aimed at offsetting the decline in demand for gold products. The Company will continue the expansion of the updated kiosk design introduced in fiscal year 2003. The new look is expected to improve productivity and allows for greater merchandise capacity.

Insurance Affiliates

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, also has certain discontinued business that it continues to run off. Credit insurance operations are dependent on the Company’s retail sales on its private label credit cards. In fiscal year 2003, over 38 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citi Commerce Solutions, (“Citi”) the Company’s insurance affiliates continue to provide insurance to holders of the Company’s private label credit cards and receive payments for such insurance products. Insurance premium revenues of $16.1 million, $18.3 million, and $19.0 million for fiscal years ended July 31, 2003, 2002 and 2001, respectively are included in total revenues.

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

     Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including overall store sales and certain personnel matters. Administrative matters, including purchasing, credit operations and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each store also offers standard warranties and return policies and provides extended warranty coverage that may be purchased at the customer’s option.

     The Company has implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. In fiscal year 2003, the Company experienced significant improvements in internal and external losses. The Company screens employment applicants and provides its store personnel with training in loss prevention. Despite such precautions, the Company experiences losses from theft from time to time and maintains insurance to cover such external losses.

     The Company believes it is important to provide knowledgeable and responsive customer service. There continues to be a strong focus on connecting with the customer, both through advertising and once the customer is in the store. The goal is to service the customer from the first sale to maintaining a customer connection through client services. The Company recently consolidated previously fragmented customer service departments into a single customer service call center to more effectively address customer phone calls. The Company has employee training programs, including training in sales techniques for new employees, on-the-job training and management training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization.

Purchasing and Inventory

     The Company purchases substantially all of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at the corporate headquarters. The Company currently purchases finished merchandise from its vendors or obtains finished merchandise on consignment. As discussed in the section “Business Initiatives and Strategy,” a centralized product sourcing organization has also been established to coordinate the purchase and assembly of core diamond products such as solitaire rings, earrings and pendants. Consignment inventory historically consists of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. The Company had approximately $170.8 million and $162.2 million of consignment inventory on hand at July 31, 2003 and 2002, respectively. During fiscal years 2003 and 2002, the Company purchased approximately 33 percent and 34 percent, respectively, of its merchandise from its top five vendors, including more than 13 percent from its top vendor. If supply between the Company and these top vendors were disrupted, particularly at certain critical times during the year, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established.

     The Company historically has engaged in a limited amount of hedging activities with respect to merchandise held in inventory, as commodity prices have remained relatively stable. The Company is not subject to substantial currency fluctuations because most purchases are U.S. dollar-denominated. The Company continually reviews its position on hedging and will take steps to hedge certain commodity components or currency positions if appropriate. In prior fiscal years, the Company has entered into foreign exchange hedge contracts to minimize the market risk from currency exchange rate exposure. In fiscal year 2003, the Company entered into forward contracts for the purchase of gold in order to reduce the effects of fluctuating gold prices on inventory. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure.

     As a specialty retail jeweler, the Company is affected by industry wide fluctuations in the prices of diamonds, gold, and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and the Company’s suppliers is to some extent dependent on the political situation in diamond producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

     There has been continued focus on “conflict diamonds,” which are allegedly extracted from war-torn regions and sold by organizations to fund insurrection. Through an international system of certification and legislative initiatives, the diamond trade has taken steps to ensure the exclusion of these diamonds, which represent a small fraction of the world’s supply. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

Proprietary Credit

     The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. The Company offers Revolving and Interest Free programs under its private label credit card program. Approximately 42 percent and 44 percent of the Company’s U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by the proprietary credit cards in fiscal year 2003 and 2002, respectively. The Company’s Canadian propriety credit card sales represented approximately 27 percent and 25 percent of the Canadian total sales for the same respective time period.

     In fiscal year 2003, the proprietary credit offers expanded to include Same As Cash (“SAC”) options, as well as continued offerings of Revolving and Interest Free programs, all of which allowed the sales personnel to further enhance the customer’s buying experience. In July 2000, the Company entered into a ten-year agreement with Citi whereby Citi issues private label credit cards branded with appropriate Company trademarks, and provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., Revolving, Interest Free, SAC). In fiscal year 2001, the Company converted its Canadian private label credit agreement to Citi Commerce Solutions Canada.

Employees

     As of July 31, 2003, the Company had approximately 17,000 employees, less than 10 percent of whom were Canadian employees, and less than one percent of whom were represented by unions. The Company usually hires a limited number of temporary employees during each Holiday season.

Competition

     The retailing industry is highly competitive. The industry is fragmented, and the Company competes with a large number of independent regional and local jewelry retailers, as well as with national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of the Company’s competitors are non-specialty retailers which are larger and have greater financial resources than the Company. The malls where the Company’s stores are located typically contain competing national chains, independent jewelry stores or department store jewelry departments. The Company believes that it is also competing for consumers’ discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware.

     Notwithstanding the national or regional reputation of its competition, the Company believes that it must compete on a mall-by-mall basis with other retailers of jewelry as well as with retailers of other types of discretionary items. Therefore, the Company competes primarily on the basis of its reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and its ability to offer private label credit card programs to customers wishing to finance their purchases. The Company’s success is also dependent on its ability to react to and create customer demand for specific merchandise categories.

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

Management Information Systems

     The Company’s information systems provide information necessary for: (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); and (v) expense control programs. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure timely sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby reducing the need for paper reports. In fiscal year 2003, a store-level forecasting system was implemented to enhance the current forecasting process used by the buyers. Future initiatives include improved connectivity between stores and the home office to enhance operating efficiencies.

     The Company’s information systems allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and transaction. Senior management can therefore review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36 month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods. In fiscal year 2003, the payments under this contract reflected an annual cost savings of over $3 million as a result of investments in certain infrastructure over the past several years. The Company believes that by outsourcing this portion of its management information systems it achieves additional efficiencies and allows the Company to focus its internal information technology efforts on developing and enhancing enterprise systems for its core business.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. In fiscal year 2003, the Company developed a three year strategic plan for information technology to support the Company’s long term goals of gaining operating efficiencies and generating future growth. The Company estimates it will make capital expenditures of approximately $10 million in fiscal year 2004 for enhancements to its information systems and infrastructure.

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

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company’s sale of credit and other insurance. In addition, the Company’s sale of insurance products in connection with its private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retail companies’ credit cards are subject to regulation by state and federal banking regulators. The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     Merchandise in the retail jewelry industry is frequently sold at a discount off the “regular” or “original” price. A number of jurisdictions in which the Company operates have regulations that require that retailers offering merchandise at discounted prices must offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and other various laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company monitors changes in those laws and believes that it is in material compliance with applicable laws with respect to such practices.

Available Information

     The Company provides links to its filings with the Securities and Exchange Commission (“SEC”) and to the SEC filings of its directors and executive officers under Section 16 of the Securities Exchange Act (Forms 3, 4 and 5), on the Company’s website at http://www.zalecorp.com/section16reports.htm. These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC’s EDGAR system at http://www.sec.gov.

     The Company’s certificate of incorporation and bylaws, the charters for the compensation, audit, nominating and corporate governance committees of its Board of Directors and the corporate governance guidelines are available on the Company’s website at http://www.zalecorp.com/corporategovernance.htm. The Company has also filed these documents as exhibits to this report and, accordingly, they are available as described above.

     The Company has a Code of Business Conduct and Ethics. All of its directors, executive officers and employees are subject to the Code. The Code is available on the Company’s website at http://www.zalecorp.com/codeofconduct.htm Waivers of the Code will be disclosed in a SEC filing on Form 8-K. The Company has also filed the Code as an exhibit to this report and, accordingly, it and any related Form 8-K filings are available as described above.

Cautionary Notice Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital expenditures, development of its management information systems, reserves for future credit losses under the private label credit arrangement and the impact of recent accounting developments, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries;” that levels of mall traffic may decline as a result of economic or other factors; that warehousing and distribution productivity and capacity can be maintained and further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold and diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to define the strategic role of each brand may not be successful; that the Company may be unable to lease new and existing stores on suitable terms in desirable locations; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Holiday season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi may adversely affect the Company’s ability to provide consumer credit and write credit insurance; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 2. PRINCIPAL PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which lease extends through 2008. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. During fiscal year 1999, the Company sold a 120,000 square foot warehouse in Dallas, Texas, leasing back approximately 40,000 square feet of that warehouse. In June 2003, this property was subleased to a third party through the remainder of the lease term which extends through March 2009. The Company also owns a 73,000 square foot building in Bethlehem, Pennsylvania that formerly served as Piercing Pagoda’s distribution center. The Company plans to sell this building and is currently holding it available for sale. Another 71,000 square foot building owned by the Company is located adjacent to the Bethlehem property was used for additional distribution and warehousing functions. The Company leases a 7,400 square foot distribution and warehousing facility in Toronto, Ontario, Canada for Peoples. This lease extends to October 2005. The Company also leases a 20,000 square foot distribution and warehousing facility in Irving, Texas that serves as the Piercing Pagoda distribution center.

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

     The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2003:

					Percentage
Term Expires	Stores	Kiosks	Other	Total	Of Total

2004 and prior	171	279	2	452	20.2%
2005	159	197	0	356	15.9%
2006	153	172	1	326	14.5%
2007	181	69	0	250	11.2%
2008 and thereafter	782	71	2	855	38.2%

Total number of leases	1,446	788	5	2,239	100.0%

     Management believes substantially all of the store leases expiring in fiscal year 2004 that it wishes to renew (including leases which expired earlier and are on month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without any material adverse effect on the Company’s financial position or results of operations.

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and federal anti-racketeering laws. During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the actions. Preliminary court approval of the settlement agreement has been granted, with final approval expected to occur in late November 2003.

     On October 23, 2001 a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. During the third quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the action. Final approval of the settlement agreement was granted by the court on July 24, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2003.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following individuals serve as executive officers or are other key employees of the Company. Officers are elected by the Board of Directors annually, each to serve until their successor is elected and qualified, or until their earlier resignation, removal from office or death.

Name	Age	Position

Executive Officers:

Mary L. Forté	52	President, Chief Executive Officer and Director

Sue E. Gove	45	Executive Vice President, Chief Operating Officer

Mark R. Lenz	47	Group Senior Vice President, Chief Financial Officer

Pamela J. Romano	45	Group Senior Vice President and President, Zales Jewelers®

David W. Howard	53	Senior Vice President and Chief Information Officer

Key Employees:

Charles E. Fieramosca	55	Senior Vice President and President, Bailey Banks & Biddle Fine Jewelers®
Frank C. Mroczka	45	Senior Vice President and President, Gordon’s Jewelers®
Paul G. Leonard	48	Senior Vice President and President, Piercing Pagoda®
John A. Zimmermann	44	Senior Vice President and President, Peoples Jewellers®
Nancy O. Skinner	53	Senior Vice President and President, Zales the Diamond Store Outlet®
Cynthia T. Gordon	39	Senior Vice President, Controller
Gregory Humenesky	52	Senior Vice President, Human Resources
Stephen C. Massanelli	47	Senior Vice President, Treasurer

Ervin G. Polze	51	Senior Vice President, Support Operations
Bernie Sensale	41	Senior Vice President, Marketing
Robert A. Shapiro	56	Senior Vice President, Real Estate
George J. Slicho	54	Senior Vice President, Loss Prevention

Stephen L. Strong	43	Senior Vice President, Executive Vice President, Store Operations, Zales Jewelers®
Charleen R. Wuellner	52	Senior Vice President, President, Corporate Merchandising
Hilary Molay	49	Vice President, General Counsel and Corporate Secretary

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

     Ms. Sue E. Gove was appointed Chief Operating Officer effective August 1, 2002. She also remained in the position of Chief Financial Officer until February 2003. Prior to that appointment, Ms. Gove served as Executive Vice President, Chief Financial Officer from July 1998 to July 2002. From December 1997 to July 1998, she served as Group Vice President, Chief Financial Officer. From January 1996 to December 1997, she served as Senior Vice President, Corporate Planning and Analysis. From September 1996 through June 1997, Ms. Gove also served as Senior Vice President and Treasurer, overseeing Investor Relations and the Treasury, Tax and Control functions. Ms. Gove joined the Company in 1980 and served in numerous assignments until her appointment to Vice President in 1989.

     Mr. Mark R. Lenz was appointed Group Senior Vice President, Chief Financial Officer in February 2003. Prior to this appointment, Mr. Lenz served as Senior Vice President, Controller from November 1997 to February 2003. Mr. Lenz held various management positions in finance for the Company until his appointment to Vice President, Controller in February 1995. Prior to joining the Company in 1988, Mr. Lenz served in various positions in the audit division of Arthur Andersen LLP in Dallas, Texas.

     Ms. Pamela J. Romano was promoted to Group Senior Vice President, President of Zales Jewelers® in September 2003. Ms. Romano joined the Company in September 1997 as Senior Vice President and President of Zales Jewelers®. In January 2002, Ms. Romano assumed additional responsibility of Zales.com, the Company’s Web-based business. Prior to joining the Company, Ms. Romano held various merchandising positions with Macy’s.

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

Key Employees

     Mr. Charles E. Fieramosca joined the Company in April 2001 as Senior Vice President and President of Bailey Banks & Biddle Fine Jewelers®. In the ten years prior to joining the Company, Mr. Fieramosca founded and served as the CEO of Ascend Consulting, a product and brand development company. Prior to his role at Ascend Consulting, Mr. Fieramosca held various positions with Jones New York Menswear, BASCO All American Sportswear, and Macy’s.

     Mr. Frank C. Mroczka was promoted to Senior Vice President and President, Gordon’s Jewelers® in April 2003. Mr. Mroczka was previously the Senior Vice President of Store Operations for Gordon’s Jewelers, to which he was appointed in 1997. In 1993, Mr. Mroczka was promoted to Director of Stores for Gordon’s West Region. Mr Mroczka joined the Company in 1983 and has served in numerous assignments until his appointment to Vice President in 1997.

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

     Ms. Nancy O. Skinner was promoted to Senior Vice President and President of Zales the Diamond Store Outlet® in August 2003. Ms. Skinner served as Vice President and Senior Vice President of Merchandising, Zales the Diamond Store Outlet® from April 2001 to July 2003. From May 1998 to April 2001, Ms. Skinner was a Diamond Buyer for Zales the Diamond Store Outlet®. Ms. Skinner joined the Company in April 1984 and has held numerous senior-buying positions in Diamond Park Fine Jewelers, Gordon’s Jewelers®, and Bailey Banks & Biddle Fine Jewelers®. Prior to joining the Company, Ms. Skinner held various merchandising positions with Gordon’s Jewelry Corporation.

     Ms. Cynthia T. Gordon was appointed Senior Vice President, Controller in February 2003. From April 2001 to February 2003, Ms. Gordon served as Vice President of Corporate Planning. From 1998 to 2001, Ms. Gordon served as Senior Director of Investor Relations. Ms. Gordon joined the Company in October 1994 as the Director of Corporate Planning. Prior to joining the Company in 1994, Ms. Gordon served in various positions, including Director of Investor Relations and External Reporting for A Pea in the Pod, a maternity wear retailer and in the audit division of Ernst & Young LLP in Dallas, Texas.

     Mr. Gregory Humenesky was appointed Senior Vice President, Human Resources in April 1996. From January 1995 to April 1996, Mr. Humenesky held the position of Vice President, Personnel Development and Staffing for the Company. Prior to joining the Company in 1995, Mr. Humenesky served in various positions in human resources with Macy’s.

     Mr. Stephen C. Massanelli joined the Company in June 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of The Treadstone Group, Inc., a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles in companies such as AMRESCO, Inc. and NationsBank of Texas.

     Mr. Ervin G. Polze was appointed Senior Vice President, Support Operations in January 1996. From February 1995 through January 1996, he served as Vice President, Operations. Mr. Polze held the position of Vice President, Controller from March 1988 through February 1995. Mr. Polze joined the Company in January 1983 and served in several assignments until his appointment to Vice President in March 1988. Prior to 1983, Mr. Polze served in accounting roles with Contintal Emsco, a division of LTV Corporation.

     Mr. Bernie Sensale was promoted to Senior Vice President, Marketing in February 2003. Prior to this promotion, Mr. Sensale served as Vice President of Strategic Development from September 2002 to February 2003. From April 2001 to August 2002, Mr. Sensale served as Senior Vice President of Store Operations for Piercing Pagoda. From 1998 to April 2001, Mr. Sensale served as Vice President of Planning and Analysis. Mr. Sensale joined Zale Corporation in 1995 as Vice President of Marketing & Planning for Bailey Banks & Biddle. Prior to joining Zale Corporation, Mr. Sensale was Vice President, General Merchandise Manager for Ames Department Stores.

     Mr. Robert A. Shapiro joined the Company in March 2001 as Senior Vice President, Real Estate. Prior to joining the Company, Mr. Shapiro was the founder and President of RetailEstate Advisors, Inc., a retail real estate consulting company whose clients included Gymboree and Eddie Bauer. Prior to his role at RetailEstate Advisors, Inc., Mr. Shapiro held various positions in real estate development, including Vice President for Eddie Bauer.

     Mr. George J. Slicho was appointed to the position of Senior Vice President, Loss Prevention in November 2000. Mr. Slicho began his career with the Company in March 1991 as Vice President of Loss Prevention. Prior to joining the Company, Mr. Slicho held various positions in corporate security, including Vice President of Loss Prevention and Audit for P.A. Bergner & Company.

     Mr. Stephen L. Strong was appointed Senior Vice President, Executive Vice President, Store Operations of Zales Jewelers® in January 2002. Prior to this appointment, Mr. Strong served as President of Zales the Diamond Store Outlet® from April 2001 to January 2002. From August 2000 to April 2001, Mr. Strong served as Senior Vice President of Store Operations for Zales the Diamond Store Outlet®. From May 1998 to August 2000, Mr. Strong served as Vice President of Store Operations for Zales the Diamond Store Outlet®. Mr. Strong joined the Company in 1981 and has served in numerous assignments, including Director of Stores for Zales Jewelers® from 1994 to 1998.

     Ms. Charleen Wuellner was appointed Senior Vice President, President of Corporate Merchandising in April 2003. Prior to this appointment, Ms. Wuellner served as Senior Vice President and President, Gordon’s Jewelers ® from April 2001 to April 2003. Ms. Wuellner was previously the President of Zales the Diamond Store Outlet®, to which she was appointed in August 2000. In August 1999, Ms. Wuellner was promoted to Senior Vice President of Zales the Diamond

Store Outlet®. From April 1995 to August 1999, Ms. Wuellner held senior buying positions in Zales.com and Gordon’s Jewelers. Prior to joining the Company in April 1995, Ms. Wuellner held various merchandising positions with Macy’s.

     Ms. Hilary Molay was promoted to Vice President, General Counsel and Corporate Secretary of the Company in August 2002. Ms. Molay also serves as Secretary to the Zale Board of Directors. Previously, Ms. Molay served as Director, Senior Attorney for Zale Corporation when she joined the Company in February 2000. Prior to working for the Company, Ms. Molay served in various legal positions, including Senior Attorney for J. C. Penney Company, Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ EQUITY

     The common stock of the Company (the “Common Stock”) is listed on the New York Stock Exchange (“NYSE”) under the symbol “ZLC.” The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years.

	2003		2002

	High	Low	High	Low

First	$32.65	$26.50	$34.10	$24.65
Second	37.71	28.65	45.75	28.10
Third	35.00	28.35	45.84	37.90
Fourth	48.68	34.06	44.63	27.05

     As of September 16, 2003, the outstanding shares of Common Stock were held by approximately 872 holders of record. The Company has not paid dividends on the Common Stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company’s long-term debt limits the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements – Long Term Debt.”

     Equity Compensation Plan Information

     The following table provides information about Common Stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of July 31, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding	(excluding securities
Plan Category	(1)	options	reflected in 1st column) (2)

Equity compensation plans approved by security holders	2,788,126	$36.10	83,500
Equity compensation plans not approved by security holders	—	—	—

Total	2,788,126	$36.10	83,500

(1)	Includes securities to be issued upon the exercise of outstanding options under the Zale Corporation Omnibus Stock Incentive Plan and the Zale Corporation Outside Directors’ 1995 Stock Option Plan.

(2)	Includes securities available for future issuance under the Zale Corporation Outside Directors’ 1995 Stock Option Plan. Does not include securities available for future issuance under the Zale Corporation 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan has been submitted for stockholder approval at the 2003 annual meeting of stockholders to authorize the issuance of up to 3,000,000 shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the years ended July 31, 2003, 2002, 2001, 2000, and 1999 have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,

	2003	2002	2001	2000	1999

	(amounts in thousands, except per share amounts)
Total revenues (a)	$2,212,241	$2,191,727	$2,087,199	$1,834,090	$1,466,146
Costs and expenses:
Cost of sales (b)	1,101,030	1,083,053	1,034,913	930,826	746,663
Special Inventory Charge	—	—	25,236	—	—
Selling, general and administrative expenses	884,069	873,265	818,205	644,487	525,406
Cost of insurance operations	8,228	8,620	5,589	5,928	4,676
Depreciation and amortization expense	55,690	58,340	58,290	42,431	29,478
Impairment of Goodwill	136,300	—	—	—	—
Unusual items (c)	—	(1,202)	4,713	—	—

Operating earnings	26,924	169,651	140,253	210,418	159,923
Interest expense, net	6,319	7,750	6,857	32,178	30,488
Costs of Early Retirement of Debt	5,910	—	—	—	—

Earnings before income taxes	14,695	161,901	133,396	178,240	129,435
Income taxes	55,340	59,256	51,348	66,726	48,503

Earnings before effect of accounting change	(40,645)	102,645	82,048	111,514	80,932
Effect of change in accounting principle (d)	—	(41,287)	—	—	—

Net earnings	$(40,645)	$143,932	$82,048	$111,514	$80,932

(Loss) Earnings Per Common Share – Basic:
Before effect of change in accounting principle	$(1.26)	$2.97	$2.37	$3.16	$2.24
Net (Loss) earnings Per Share	$(1.26)	$4.16	$2.37	$3.16	$2.24
(Loss) Earnings Per Common Share – Diluted:
Before effect of change in accounting principle	$(1.26)	$2.95	$2.36	$3.11	$2.21
Net (Loss) earnings Per Share	$(1.26)	$4.13	$2.36	$3.11	$2.21
Weighted average number of common shares outstanding:
Basic	32,264	34,589	34,575	35,326	36,137
Diluted	32,264	34,846	34,751	35,883	36,688
Balance Sheet Data:
Working capital	$532,443	$561,939	$512,418	$651,505	$556,886
Total assets	1,294,106	1,489,265	1,408,029	1,384,961	1,526,932
Debt	184,400	86,749	109,463	109,369	452,589
Total stockholders’ investment	$652,323	$939,807	$840,563	$781,777	$699,611

(a)	Data includes insurance premium revenue from credit insurance operation.

(b)	In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of last-in, first-out (“LIFO”) inventories. The effect of using internal indices instead of the Bureau of Labor Statistics price indices was to increase fiscal year 2002 net income by approximately $4.8 million. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable.

(c)	Unusual items consist of Executive Transactions charge of $2.3 million and Retiree Medical Plan Curtailment gain of $3.5 million for the year ended July 31, 2002, and Executive Transactions charge of $4.7 million for the year ended July 31, 2001.

(d)	Change in accounting principle for the write off of the excess of revalued net assets over stockholders equity (negative goodwill).

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

	Year Ended July 31,

	2003	2002	2001

Total Revenues	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of Sales	49.8	49.4	49.6
Special Inventory Charge	—	—	1.2
Selling, General and Administrative Expenses	39.9	39.8	39.2
Cost of Insurance Operations	0.4	0.4	0.3
Depreciation and Amortization Expense	2.5	2.7	2.8
Impairment of Goodwill	6.2	—	—
Unusual Items	—	—	0.2

Operating Earnings	1.2	7.7	6.7
Interest Expense, Net	0.3	0.3	0.3
Costs of Early Retirement of Debt	0.2	—	—

Earnings Before Income Taxes	0.7	7.4	6.4
Income Taxes	2.5	2.7	2.5

Earnings Before Effect of Accounting Change	(1.8)	4.7	3.9
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	(1.9)	—

Net (Loss) Earnings	(1.8)%	6.6%	3.9%

     The Company is the largest specialty retailer of fine jewelry in North America. At July 31, 2003, the Company operated 2,234 specialty retail jewelry locations throughout the United States, Canada and Puerto Rico.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

     Total Revenues. Total revenues for fiscal year 2003 were $2.212 billion, an increase of 0.9 percent over total revenues for the prior fiscal year. During fiscal year 2003, the Company opened 22 new stores and closed 39 stores. In addition, the Company opened 15 kiosks and closed 59 kiosks during fiscal year 2003. Comparable store sales increased 0.8 percent for the fiscal year. Comparable store sales include sales for those stores that were in operation for a full twelve-month period in both the current fiscal year and prior fiscal year. Total revenues include insurance premium revenue for credit insurance operations of $16.1 and $18.3 for the fiscal years ending July 31, 2003 and 2002, respectively.

     The continued development of the core bridal business which included the expansion of the Zales Diamond collection to include an anniversary band and a three-stone ring, the launch of “The Gordon’s Diamond Solitaire” and three-stone ring and the introduction of the Peoples Diamond in Canada, contributed to the total revenue increase. In addition to the introduction of these proprietary stones, the Company continued to fine tune its merchandise assortments throughout fiscal year 2003.

     Despite the volatility of the external environment, three of the brands, Zales Jewelers, Peoples Jewellers, and Bailey, Banks and Biddle all had a positive performance that offset the negative performance of the other brands, primarily the kiosk business. The kiosk business showed improvements in the fourth quarter primarily due to the expansion of lower price point merchandise, such as charms and body jewelry.

     Cost of Sales. Cost of sales as a percentage of revenues was 49.8 for the fiscal year 2003, an increase of 0.4 percentage points over last fiscal year. The cost of sales increase was primarily driven by higher promotional markdowns, especially in the kiosk business, in response to the external environment and the mix shift to bridal and solitaire categories which traditionally have lower margins. The increase was partially offset by improvement in inventory shrink results in fiscal year 2003.

     The Company’s LIFO provision was $2.9 and $1.4 million for the fiscal years ended July 31, 2003 and 2002, respectively.

     Selling, General and Administrative Expenses. Selling, General, and Administrative Expenses (“SG&A”) were $884.1 million, an increase of 1.2 percent. As a percent of revenues, SG&A was slightly higher than last year at 39.9 percent for fiscal year 2003 compared to 39.8 percent for fiscal year 2002. The slight increase as a percentage of total revenues is primarily due to increased proprietary credit costs offset by lower corporate expenses resulting from cost savings initiatives.

     Cost of Insurance Operations. The cost of insurance operations was $8.2 million, a decrease of 4.5 percent. As a percentage of revenues, cost of insurance operations remained consistent at 0.4 percent for the current fiscal year, as well as the prior year.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $55.7 million, a decrease of 4.5 percent, primarily due to the reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

     Impairment of Goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the Goodwill of approximately $57.8 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda using the expected present value of corresponding future cash flows and fair market values of comparable businesses where available. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Interest Expense, Net. Interest Expense, Net was $6.3 million and $7.8 million for the fiscal years ended July 31, 2003 and 2002, respectively. The decrease of approximately $1.4 million is primarily a result of lower outstanding debt balance during fiscal year 2003.

     Costs of Early Retirement of Debt. The Company called and retired the remaining $87 million of its Senior Notes in July 2003, for which it incurred a $5.9 million loss on retirement of debt.

     Income Taxes. The income tax provision for the fiscal years ended July 31, 2003 and 2002 was $55.3 million and $59.3 million, respectively, reflecting an effective tax rate of 36.7 percent (excluding goodwill impairment of $136.3 million taken in the second quarter of fiscal year 2003), and 36.6 percent for the fiscal years ended July 31, 2003 and 2002, respectively. The effective tax rate for the year ended July 31, 2003, including the effect of the goodwill impairment charge of $136.3 million, is 376.6 percent. The Company will not recognize a tax benefit associated with the write-down of Piercing Pagoda goodwill since the original acquisition was a non-taxable business combination for which goodwill is not deductible for tax purposes. The Company realized a cash benefit from utilization of tax net operating loss carry-forwards (“NOL”) (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2003, the Company had a remaining NOL (after limitations) of $106.2 million.

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

     Comparable store sales increased 1.4 percent in fiscal year 2002. Comparable store sales include sales for those stores that were in operation for a full 12-month period in both the current fiscal year and the prior fiscal year. The more moderate brands led the sales improvements, with the Zales brand comparative store sales increasing 7 percent over the prior year. The high-end business was most affected by the uncertain economic environment, with a 7 percent decrease in comparable store sales for the year. However, this business demonstrated improvement near the end of fiscal year 2002 compared to previous quarters. The revenue increase in comparable stores was attributable to continued strength in the bridal and solitaire categories. Three-stone jewelry and signature stones were especially strong sellers. The Company attributes the strength of its diamond categories to improved merchandise quality and selection, along with an enhanced credit offering which has in turn improved the average check across all brands.

     The Company also believes that inventory management has positively affected sales. In fiscal year 2002, the Company has enhanced its focus on inventory management, adjusting inventory levels based on rate of sales in each store. This inventory management allowed stores to be in-stock on key items, as well as to maintain current inventory levels.

     Total Revenues include insurance premium revenues for credit insurance operations of $18.3 million and $19.0 million for fiscal years ended July 31, 2002 and 2001, respectively. These revenues were previously included in SG&A as an offset to such expense. All periods presented have been reclassified to reflect this change.

     The Company opened 40 new stores during the year and closed 29 stores. In addition, the Company opened eight kiosks and closed 68 kiosks during the year. Most of these closures were Piercing Pagoda kiosks previously identified as under-performing locations at the time of the acquisition of Piercing Pagoda in September 2000.

     Cost of Sales. In fiscal year 2002, Cost of Sales as a percentage of revenues was 49.4 percent, an improvement of 1.4 percentage points over the same period in the prior year. Cost of Sales in fiscal year 2001 included a special inventory charge of $25.2 million, or 1.2 percent of revenues, in January 2001, to adjust the valuation of certain inventory that was not of a quality consistent with the strategic direction of the Company’s brands. Cost of Sales was positively impacted in fiscal year 2002 by the reduced reliance on clearance merchandise and point of sale promotional activity. This improvement was offset by the higher proportion of sales in the bridal and solitaire categories that have a slightly lower margin rate. However, management believes the focus on inventory management and narrowing the assortment at certain stores contributes to improved margins by reducing markdowns.

     The LIFO inventory provision was $1.4 million for the fiscal year ended July 31, 2002, compared to a $4.9 million provision in the prior year. Prior to fiscal year 2002, the Company used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS’s producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share. Adjustments to other inventory reserves for slow moving merchandise were $1.7 million and ($1.5) million for the years ended July 31, 2002 and 2001, respectively. See – “Critical Accounting Policies.”

     Selling, General and Administrative Expenses. SG&A increased 0.6 percentage points to 39.8 percent of revenues for the year ended July 31, 2002 from 39.2 percent for the year ended July 31, 2001.

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

     Cost of Insurance Operations. The Cost of Insurance Operations, which was previously netted with insurance premium revenue in SG&A, increased 0.1 percent of revenues over the prior year. These costs were reclassified to a separate line on the Income Statement to improve business reporting.

     Unusual Item – Executive Transactions. Robert J. DiNicola retired as Chief Executive Officer at the end of fiscal year 2002. In connection with his retirement, the Company agreed to pay certain expenses on an ongoing basis including life insurance premiums, relocation and medical costs totaling $0.8 million. He will remain Chairman of the Board in a non-executive role, and has entered into a consulting agreement with the Company.

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

     Unusual Item – Retiree Medical Plan Curtailment Gain. In January 2002, the Company amended its Retiree Medical plan to limit retiree health coverage to only those retirees who were already participants in the plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with 10 or more years of continuous service). In January 2002, the Company recorded a $3.5 million gain related to this curtailment of its retiree medical plan.

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

     Interest Expense, Net. Interest Expense, Net was $7.8 million and $6.9 million for the years ended July 31, 2002 and 2001, respectively. The increase of $0.9 million is primarily a result of reduced interest income (which offsets interest expense) as compared to the same period in the prior year. During the first two months of the first quarter of fiscal year 2001, the Company invested cash proceeds from the sale of its customer receivables in interest earning assets. A significant portion of those cash proceeds were subsequently used to acquire Piercing Pagoda, Inc. in September 2000 and to pay down debt. Additionally, the Company repurchased $13 million of Senior Notes on the open market in June 2002, for which it incurred an $0.8 million loss on retirement of debt recorded in Interest Expense. This repurchase reduced interest expense owed to the note holders in fiscal year 2002 by $0.2 million.

     Income Taxes. The income tax expense for the years ended July 31, 2002 and 2001 was $59.3 million and $51.3 million, respectively, reflecting an effective tax rate of 36.6 and 38.5 percent for the years ended July 31, 2002 and 2001, respectively. The decrease in the effective rate is principally due to the elimination of the goodwill amortization in the current year due to the adoption of SFAS Nos. 141 and 142 on August 1, 2001 and a decrease in the state effective tax rate. The Company may realize a cash benefit from utilization of tax NOL (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2002, the Company had a remaining NOL (after limitations) of $130 million.

     Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued SFAS No. 141 which establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. In addition, upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company wrote off the Excess of Revalued Net Assets Over Stockholders’ Investment (negative goodwill) and recognized income of approximately $41.3 million in the first quarter of fiscal year 2002.

Liquidity and Capital Resources

     The Company’s cash requirements consist principally of funding inventory growth, capital expenditures primarily for new store growth and renovations, upgrading its management information systems and debt service. As of July 31, 2003, the Company had cash and cash equivalents of $30.3 million, and restricted cash of $5.0 million set aside as per an agreement with Citi Commerce Solutions (“Citi”). This agreement requires the Company to pledge an amount as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. See “Notes to Consolidated Financial Statements- Guarantee Obligations.” The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during both the three months ended January 31, 2003 and the three months ended January 31, 2002, which include the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Operating Activities

     Net cash provided by operating activities was $158.6 million, $175.0 million and $85.5 million for fiscal years 2003, 2002, and 2001, respectively. In fiscal year 2003, the decrease in cash provided by operating activities was due mainly from the change in accounts payable and inventories. There has been an increase of approximately $9.1 million in owned merchandise inventories at July 31, 2003 compared to the balance at July 31, 2002. In fiscal year 2002, the net cash provided by operating activities increased from the prior year primarily due to the timing of payments of accounts payable, including taxes payable, and accrued liabilities.

     Net cash used in investing activities was $36.2 million in fiscal year 2003, related to capital expenditures for new store openings, renovations and refurbishments and net purchases of investments. Net cash used in investing activities was $51.0 million in fiscal year 2002, mainly from capital expenditure for new store openings and renovations. In fiscal year 2001, net cash used in investing activities was $324.2 million, principally related to the acquisition of Piercing Pagoda, as well as $88 million in capital expenditures.

     Net cash used in financing activities was $172.5 million in fiscal year 2003, principally related to the called and retired Senior Notes, the repurchase of approximately 6.4 million shares of stock, offset by the borrowings under the new revolving credit facility. Net cash used in financing activities was $68.4 in fiscal year 2002, principally related to the stock repurchase plan approved in July 2001, as well as the fiscal year 2003 stock repurchase plan which commenced in July 2002. The Company also repurchased on the open market and retired $13.0 million of Senior Notes in the fourth quarter of fiscal year 2002 for which in incurred an $0.8 million loss on retirement of debt. Net cash used in financing activities was $34.0 million in fiscal year 2001, principally related to the stock repurchase plan approved in July 2000 and the repayment of long-term debt acquired in the Piercing Pagoda acquisition, slightly offset with proceeds from the exercise of stock options.

Finance Arrangements

     In September 1997, the Company issued $100 million of 8 1/2 percent Senior Notes due 2007. In fiscal year 2002, the Company repurchased $13 million of the Senior Notes. The remaining $87 million of the Senior Notes were called and retired in July 2003. The Company recognized a $5.9 million loss related to this early retirement of debt. This loss is reported as Costs of Early Retirement of Debt in the Statement of Operations.

     In July 2003, the Company entered into a new $500 million secured revolving credit facility (the “Revolving Credit Agreement”) with a syndicate of lenders led by Fleet National Bank, as administrative agent, to replace its existing $225 million unsecured facility. The Revolving Credit Agreement is primarily secured by domestic merchandise inventory.

     The revolving credit loans bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2003, there was $184 million outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. In addition, if remaining borrowing availability under the facility is less than $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability is less than $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

Capital Growth

     During the year ended July 31, 2003, the Company made $44 million of capital expenditures, a portion of which was used to open 37 new locations and remodel, relocate or refurbish other locations. The Company plans to open 66 new locations, including 10 new kiosks, for which it will incur $15 million in capital expenditures during fiscal year 2004. During fiscal year 2004, the Company anticipates spending $29 million to remodel, relocate or refurbish 176 additional locations. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will incur capital expenditures of $10 million during fiscal year 2004 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making $75 million of capital expenditures during fiscal year 2004.

Other Activities Affecting Liquidity

     •     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network, Wide Area Network management and e-commerce hosting. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36-month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

     •     On March 18, 2003 the Company announced that its Board of Directors had approved a stock repurchase program under which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, may purchase up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company has purchased 209,000 shares at as aggregate cost of $7.5 million through July 31, 2003.

     •     On July 1, 2003, the Company entered into a Tender Offer to purchase up to 6,400,000 shares of its outstanding Common Stock at a price per share of not less than $42.00 nor in excess of $48.00 per share, for an aggregate purchase price of up to $307.2 million. The Tender Offer enabled the Company to repurchase approximately 4.7 million shares at an aggregate cost of approximately $225.6 million.

     •     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an aggregate of $100 million of its Common Stock on the open market. This action brings the Company’s remaining availability of the total authorization under its stock repurchase program to approximately $142 million.

     •     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2003 was approximately $9.6 million. As of July 31, 2003, the Company had a NOL (after limitations) of $106.2 million, which represents up to $40.8 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through 2008.

     •     Contractual obligations – Aggregated information about the Company’s contractual obligations as of July 31, 2003 is presented in the following table.

	Payments due by period

($ in millions)	Total	2004	2005	2006	2007	2008	After 5 years

Contractual cash obligations:
Long-term debt	$184	$—	$—	$—	$—	$184	$—
Operating leases	871	167	152	134	116	94	208

Total	$1,055	$167	$152	$134	$116	$278	$208

• The Company issues purchase orders to numerous vendors for the purchase of its merchandise. Substantially all of the Company’s merchandise purchase obligations may be cancelled several weeks prior to the vendor’s scheduled shipment.

     Management believes that operating cash flow and amounts available under the Credit Facility should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

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

     On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provide the amended disclosure requirements of SFAS 148. Accordingly, the adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue 1 of Issue 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor.” This issue addresses circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s product and therefore, characterized as a reduction of cost of sales, (b) an adjustment to cost incurred by the reseller and therefore characterized as a reduction of that expense, or (c) a payment for assets or services delivered to the vendor and therefore, characterized as revenue on the income statement. The consensus on EITF 02-16 should be applied prospectively to new arrangements, or modifications to existing arrangements, entered into as of January 1, 2003. The Company has adopted the provisions of the consensus EITF 02-16, and that adoption had no impact on its financial position, results of operations or cash flows for the current reporting periods.

     In accordance with EITF 02-16, the Company is applying the new rules to its renewals of existing contracts that are effective at the beginning of each new fiscal year. Effective in fiscal year 2004, cooperative advertising support received from vendors, which was previously recorded as an offset to advertising expense, will be included as a reduction of the purchase cost of the related inventory and flow through the retail inventory calculation as a reduction in cost of sales as the inventory is sold. Due to the nature of the retail inventory calculation, the inventory turn impact, and the estimated LIFO impact of the prospective adoption, this will result in an estimated $0.12 reduction to earnings per share for fiscal year 2004. This adoption is not expected to have a financial impact on future periods after fiscal year 2004.

     In May 2003, the FASB issued SFAS No. 150,“Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS 150 in the fourth quarter of fiscal year 2003, and the adoption had no impact on its financial position, results of operations and cash flows for the current reporting operations.

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

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Merchandise Inventories – Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory.

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. Prior to fiscal year 2002, the Company used the Bureau of

Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 was not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

     The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management, or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

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

     Long-lived Assets and Goodwill – Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur.

     Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company’s identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, People’s and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the goodwill of approximately $57.8 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda using the expected present value of corresponding future cash flows and fair market values of comparable businesses where available. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Revenue Recognition – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales, which is approximately ninety-five percent of total revenues is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total Revenues include extended service agreements which are recognized over the period the services are performed. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

     Other Reserves – The Company is involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies.

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of July 31, 2003 the realization of the deferred income tax asset is more likely than not, and thus there was no valuation reserve recorded.

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

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $25.1 million, approximate market value at July 31, 2003.

     Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 31, 2003, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

     Commodity Risk - The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond price fluctuation is not currently hedged by financial instruments.

     In fiscal year 2003, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of July 31, 2003)

	Contract	Fine Troy	Contract Gold	Contract Fair
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Market Value

Gold	08-07-03	682	$335.624	$12,566
Gold	08-07-03	682	350.613	2,344
Gold	08-21-03	682	335.851	12,506
Gold	08-21-03	682	350.817	2,299
Gold	09-08-03	657	336.143	11,972
Gold	09-08-03	657	351.079	2,159
Gold	09-22-03	657	336.371	11,913
Gold	09-22-03	657	351.283	2,116
Gold	10-07-03	546	336.614	9,835
Gold	10-07-03	546	351.502	1,707
Gold	10-07-03	592	346.172	5,006
Gold	10-21-03	546	336.841	9,784
Gold	10-21-03	546	351.706	1,668
Gold	10-21-03	592	346.373	4,966
Gold	11-07-03	1,730	337.117	30,772
Gold	11-07-03	1,398	351.954	4,124
Gold	11-07-03	1,912	346.617	15,845
Gold	11-21-03	1,730	337.345	30,603
Gold	11-21-03	1,399	352.158	4,025
Gold	11-21-03	1,912	346.819	15,709
Gold	12-08-03	344	347.063	2,789
Gold	12-22-03	344	347.264	2,763
Gold	01-07-04	802	347.494	6,375
Gold	01-21-04	802	347.695	6,317

     The Company generally enters into forward gold purchase contracts with maturity dates of not longer than twelve months.

     Foreign Currency Contracts - As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through foreign currency hedge contracts. Based on the Company’s market risk from currency exchange rate exposure at July 31, 2003, the Company believes that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows on such date. As a result, the Company did not enter into any new foreign currency contracts this year.

     Energy Contract - The Company fixed the prices of certain electricity purchases under an electricity requirements contract. The contract is for a three-year period and is with a utility company to purchase electricity in the State of Texas. This contract qualifies as a “normal purchase” under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities;” accordingly, the fair value of the contract is not required to be recorded on the balance sheet. Payments under this contract are expected to approximate $750,000 annually based on current usage patterns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-33 at the end of this Annual Report on Form 10-K:

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

     The information included under “Equity Compensation Plan Information” in Item 5 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the heading “Independent Auditor Fee Information” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

1. Financial Statements

     The list of financial statements required by this item is set forth in Item 8.

2. Index to Financial Statement Schedules

     All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

3. Exhibits

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted

3.1	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1

3.2	Bylaws of Zale Corporation	July 31, 2000 Form 10-K, Exhibit 3.2

4.1	Revolving Credit Agreement, dated as of July 23, 2003	Filed herewith.

4.2	Security Agreement of Revolving Credit Agreement Dated as of July 23, 2003	Filed herewith.

10.1a*	Zale Corporation Savings and Investment Plan	July 31, 2000 Form 11-K, Exhibit 99

10.1b*	Amendment to Zale Corporation Savings and Investment Plan	July 31, 2001 Form 11-K, Exhibit 99

10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2

10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a

10.4*	Zale Corporation 2003 Stock Option Plan	Filed herewith.

10.5*	Outside Directors’ 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c

10.6a*	The Executive Severance Plan for Zale Corporation, Gordon Jewelry Corporation and their Affiliates	Form S-1 (Reg. No. 33-27225), Exhibit 10.23

10.6b*	Amendment to The Executive Severance Plan for Zale Corporation and its Affiliates effective May 20, 1995	July 31, 1996 Form 10-K, Exhibit 10.8a

10.7a	Lease Agreement Between Principal Mutual Life Insurance Company and Zale Corporation dated as of September 17, 1992	July 31, 1996 Form 10-K, Exhibit 10.11

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted

10.7b	First Lease Amendment and Agreement Between Principal Mutual Life Insurance Company and Zale Corporation dated as of February 1, 1996	July 31, 1996 Form 10-K, Exhibit 10.11a

10.8*	Consulting Agreement, dated August 1, 2002, between Zale Corporation and Robert J. DiNicola	July 31, 2002 Form 10-K, Exhibit 10.6a

10.9*	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and David W. Howard	July 31, 2002 Form 10-K, Exhibit 10.8

10.10*	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and Mary L. Forte	July 31, 2002 Form 10-K, Exhibit 10.9

10.11*	Employment Agreement, dated as of August 1, 2002 between Zale Corporation and Sue E. Gove	July 31, 2002 Form 10-K, Exhibit 10.10

10.12*	Employment Agreement dated as of August 1, 2003 between Zale Corporation and Mark R. Lenz	Filed herewith.

10.13*	Employment Agreement dated as of February 28, 2003, between Zale Corporation and Pamela J. Romano	Filed herewith.

10.14*	Zale Corporation Executive Bonus Plan	Filed herewith.

10.15	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2

14	Code of Ethics	Filed herewith.

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission	June 6, 2002 Form 8-K, Exhibit 16.1

21	Subsidiaries of the registrant	Filed herewith.

23.1	Consent of KPMG LLP	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted

99.1	Audit Committee Charter	Filed herewith.

99.2	Compensation Committee Charter	Filed herewith.

99.3	Nominating/Corporate Governance Committee Charter	Filed herewith.

4.     Reports on Form 8-K

1)	On May 8, 2003, the Company filed a Current Report on Form 8-K under Item 7 and Item 9, Regulation FD Disclosure, to furnish a press release reporting its sales results for the third quarter ended April 30, 2003.

2)	On May 15, 2003, the Company filed a Current Report on Form 8-K under Item 7 and Item 9, Regulation FD Disclosure, to furnish a press release reporting its financial results for the third quarter ended April 30, 2003.

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

     The consolidated financial statements of the Company as of and for the year ended July 31, 2003 have been audited by KPMG LLP, independent public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

     The Audit Committee, composed solely of outside directors, meets periodically with the independent public accountants and representatives of management to discuss auditing and financial reporting matters. In addition, the independent public accountants meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent public accountants, which is submitted for stockholder approval, and the general oversight review of management’s discharge of its responsibilities with respect to the matters referred to above.

Mary L. Forté	Mark R. Lenz
President, Chief Executive Officer	Group Senior Vice President,
and Director	Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors Zale Corporation:

We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ investment for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended July 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their audit report dated August 27, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed on pages F-12 and F-16 of the Notes to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” in fiscal year 2002. Also, as discussed on page F-17 of the Notes to the Consolidated Financial Statements, the Company changed its method of determining price indices used in the valuation of LIFO inventories in fiscal year 2002.

KPMG LLP
Fort Worth, Texas
August 28, 2003

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

Arthur Andersen LLP (1)
Dallas, Texas
August 27, 2001

(1)  The report of Arthur Andersen LLP (“Arthur Andersen”) is a copy of a report previously issued by Arthur Andersen on August 27, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. As a result of the status of Arthur Andersen, we have been unable to obtain the consent of Arthur Andersen, our former independent public accountants, as to the incorporation by reference of their report for our fiscal year ended July 31, 2001 into our previously filed registration statements (Nos. 333-67527, 333-51607, 333-20673, 333-01789, 33-87782, 333-53802, and 333-53804) under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance on Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen’s consent, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2003	2002	2001

Total Revenue	$2,212,241	$2,191,727	$2,087,199
Cost and Expenses:
Cost of Sales	1,101,030	1,083,053	1,034,913
Special Inventory Charge	—	—	25,236
Selling, General and Administrative Expenses	884,069	873,265	818,205
Cost of Insurance Operations	8,228	8,620	5,589
Depreciation and Amortization Expense	55,690	58,340	58,290
Impairment of Goodwill	136,300	—	—
Unusual Item-Executive Transaction	—	2,300	4,713
Unusual Item-Retiree Medical Curtailment	—	(3,502)	—

Operating Earnings	26,924	169,651	140,253
Interest Expense, Net	6,319	7,750	6,857
Cost of Early Retirement of Debt	5,910	—	—

Earnings Before Income Taxes	14,695	161,901	133,396
Income Taxes	55,340	59,256	51,348

(Loss) Earnings Before Effect of Accounting Change	(40,645)	102,645	82,048
Effect of a Change in Accounting for the Write-Off of the Excess of Revalued Net Assets over Stockholder’s Investment	—	(41,287)	—

Net (Loss) Earnings	$(40,645)	$143,932	$82,048

(Loss) Earnings Per Common Share-Basic:
Before Effect on Change in Accounting Principal	$(1.26)	$2.97	$2.37
Net (Loss) Earnings Per Share	$(1.26)	$4.16	$2.37
(Loss) Earnings Per Common Share-Diluted:
Before Effect on Change in Accounting Principal	$(1.26)	$2.95	$2.36
Net (Loss) Earnings Per Share	$(1.26)	$4.13	$2.36
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	32,264	34,589	34,575
Diluted	32,264	34,846	34,751

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	July 31, 2003	July 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$35,273	$84,887
Merchandise Inventories	798,761	782,316
Other Current Assets	52,450	47,915

Total Current Assets	886,484	915,118
Property and Equipment, Net	266,167	284,438
Goodwill, Net	82,199	212,039
Other Assets	38,133	34,654
Deferred Tax Asset, Net	21,123	43,016

Total Assets	$1,294,106	$1,489,265

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$307,775	$331,663
Deferred Tax Liability, Net	46,266	21,516

Total Current Liabilities	354,041	353,179
Non-current Liabilities	103,342	109,530
Long-term Debt	184,400	86,749
Commitments and Contingencies
Stockholders’ Investment:
Preferred Stock (Par value $0.01, 5,000 shares authorized)	—	—
Common Stock (Par value $0.01, 70,000 shares authorized, 41,191 and 40,746 shares issued, and 27,611 and 33,569 shares outstanding as of July 31, 2003 and 2002, respectively.)	415	407
Additional Paid-In Capital	566,689	549,848
Accumulated Other Comprehensive Income (Loss)	6,834	(6,559)
Accumulated Earnings	589,122	629,767
Deferred Compensation	—	(115)

	1,163,060	1,173,348
Treasury Stock	(510,737)	(233,541)

Total Stockholders’ Investment	652,323	939,807

Total Liabilities and Stockholders’ Investment	$1,294,106	$1,489,265

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2003	2002	2001

Net Cash Flows from Operating Activities:
Net (loss) earnings	$(40,645)	$143,932	$82,048
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Special inventory charge	—	—	25,236
Depreciation and amortization expense	56,153	58,787	59,261
Deferred compensation expense	115	1,916	650
Impairment of Goodwill	136,300	—	—
Impairment of Fixed Assets	2,092	1,788	437
Deferred taxes	46,286	13,668	20,281
Tax benefit associated with stock option exercises	2,292	1,537	998
Effect of change in accounting principle for the write-off of negative goodwill	—	(41,287)	—
Retiree medical curtailment gain	—	(3,502)	—
Changes in assets and liabilities, net of Piercing Pagoda acquisition in 2001:
Merchandise inventories	(9,073)	(60,940)	(46,403)
Other current assets	2,419	9,092	(5,147)
Other assets	(5,114)	2,009	605
Accounts payable and accrued liabilities	(26,011)	53,409	(47,861)
Non-current liabilities	(6,188)	(5,402)	(4,553)

Net Cash Provided by Operating Activities	158,626	175,007	85,552

Net Cash Flows from Investing Activities:
Additions to property and equipment	(43,579)	(54,159)	(87,656)
Dispositions of property and equipment	6,194	3,908	1,623
Purchase of available for sale investments	(12,964)	(8,197)	(7,553)
Proceeds from sale of available for sale investments	14,190	7,471	8,900
Acquisition of Piercing Pagoda, net of cash acquired	—	—	(239,530)

Net Cash Used in Investing Activities	(36,159)	(50,977)	(324,216)

Net Cash Flows from Financing Activities:
Payments on long term debt	—	—	(8,012)
Payments on revolving credit agreement	(169,154)	(239,747)	(563,374)
Borrowings under revolving credit agreement	353,554	230,281	563,701
Senior notes repurchase	(86,787)	(12,735)	—
Proceeds from exercise of stock options	14,711	8,213	12,445
Loan origination on new revolving credit agreement	(6,563)	—	—
Purchase of common stock	(278,236)	(54,399)	(38,736)

Net Cash Used in Financing Activities	(172,475)	(68,387)	(33,976)

Effect of Exchange Rate Changes on Cash	394	(146)	(117)
Net (Decrease) Increase in Cash and Cash Equivalents	(49,614)	55,497	(272,757)
Cash and Cash Equivalents at Beginning of Period	84,887	29,390	302,147

Cash and Cash Equivalents at End of Period	$35,273	$84,887	$29,390

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2003	July 31, 2002	July 31, 2001

Supplemental cash flow information:
Interest paid	$9,767	$9,667	$10,408
Interest received	$1,368	$2,141	$3,992
Income taxes paid (net of refunds received)	$33,302	$14,543	$34,886

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income (Loss)

Balance July 31, 2000	35,261	$396	$518,326	$411
Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(20)
Cumulative Translation Adjustments	—	—	—	(2,746)
Exercise of Stock Options, including related tax benefit	485	5	13,438	—
Purchase of Common Stock	(1,272)	—	—	—
Contribution to 401(k) plan	117	—	205	—
Restricted Stock, Issued/Cancelled	224	3	7,935	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2001	34,815	$404	$539,904	$(2,355)

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(626)
Unrealized Gain on Derivatives	—	—	—	1
Cumulative Translation Adjustments	—	—	—	(3,579)
Exercise of Stock Options, including related tax benefit	327	3	9,747	—
Purchase of Common Stock	(1,447)	—	—	—
Contribution to 401(k) plan	74	—	197	—
Restricted Stock Cancelled	(200)	—	—	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2002	33,569	$407	$549,848	$(6,559)

Net Loss	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(243)
Unrealized Gain on Derivatives	—	—	—	259
Cumulative Translation Adjustments	—	—	—	13,377
Exercise of Stock Options, including related tax benefit	445	8	16,995	—
Purchase of Common Stock	(6,432)	—	—	—
Contribution to 401(k) plan	29	—	(154)	—
Restricted Stock Cancelled	—	—	—	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2003	27,611	$415	$566,689	$6,834

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT – (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income (Loss)

Balance July 31, 2000	$403,787	$(1,786)	$(139,357)	$781,777	$111,549
Net Earnings	82,048	—	—	82,048	82,048
Unrealized Loss on Securities, net	—	—	—	(20)	(20)
Cumulative Translation Adjustments	—	—	—	(2,746)	(2,746)
Exercise of Stock Options, including related tax benefit	—	—	—	13,443	—
Purchase of Common Stock	—	—	(38,736)	(38,736)	—
Contribution to 401(k) plan	—	—	3,942	4,147	—
Restricted Stock, Issued/Cancelled	—	(7,117)	(821)	—	—
Deferred Compensation Amortization	—	650	—	650	—

Balance July 31, 2001	$485,835	$(8,253)	$(174,972)	$840,563	$79,282

Net Earnings	143,932	—	—	143,932	143,932
Unrealized Loss on Securities, net	—	—	—	(626)	(626)
Unrealized Gain on Derivatives	—	—	—	1	1
Cumulative Translation Adjustments	—	—	—	(3,579)	(3,579)
Exercise of Stock Options, including related tax benefit	—	—	—	9,750	—
Purchase of Common Stock	—	—	(54,399)	(54,399)	—
Contribution to 401(k) plan	—	—	2,048	2,245	—
Restricted Stock Cancelled	—	6,218	(6,218)	—	—
Deferred Compensation Amortization	—	1,920	—	1,920	—

Balance July 31, 2002	$629,767	$(115)	$(233,541)	$939,807	$139,728

Net Loss	(40,645)	—	—	(40,645)	(40,645)
Unrealized Loss on Securities, net	—	—	—	(243)	(243)
Unrealized Gain on Derivatives	—	—	—	259	259
Cumulative Translation Adjustments	—	—	—	13,377	13,377
Exercise of Stock Options, including related tax benefit	—	—	—	17,003	—
Purchase of Common Stock	—	—	(278,236)	(278,236)	—
Contribution to 401(k) plan	—	—	1,040	886	—
Restricted Stock Cancelled	—	—	—	—	—
Deferred Compensation Amortization	—	115	—	115	—

Balance July 31, 2003	$589,122	$—	$(510,737)	$652,323	$(27,252)

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Nature of Operations. Zale Corporation, along with its wholly owned subsidiaries (the “Company” or “Zale”) is the largest specialty retailer of fine jewelry in North America. At July 31, 2003, the Company operated 2,234 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company primarily operates under six principal brands, each targeted to reach a distinct customer. The specialty retail jewelry stores operate under the following brand names, Zales Jewelers® (including Zale.com), Zales the Diamond Store Outlet®, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers® in Canada, Mappins Jewelers® in Canada. In addition, the Company operates mall-based kiosks under the brand name, Piercing Pagoda®.

     The Accompanying Consolidated Financial Statements include the accounts of Zale. The Company consolidates substantially all its U.S. operations into Zale Delaware, Inc. (“ZDel”). ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of the Company. All significant intercompany transactions have been eliminated.

     Use of Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long-lived asset valuations, last-in, first-out (“LIFO”) retail inventory method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     Cash and Cash Equivalents. Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short term maturity of those instruments. In addition, this amount as of July 31, 2003 includes restricted cash of $5.0 million per the agreement with Citi Commerce Solutions (“Citi”) as discussed in “Guarantee Obligations” on page F-30.

     Merchandise Inventories. Merchandise Inventories are stated at the lower of cost or market. Substantially all United States (“U.S.”) inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management, or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

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

     Long-lived Assets and Goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur. See “Property and Equipment” in the Notes to Consolidated Financial Statements”, page F-18 for the impairment charges recorded in the periods presented.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company has concluded that there is no evidence of impairment related to the goodwill of approximately $57.8 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Depreciation and Amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter. Estimated useful lives of the assets range from three to twenty-seven years.

     Original cost and related accumulated depreciation or amortization are removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized and amortized over their useful lives.

     Excess of Revalued Net Assets Over Stockholders’ Investment. The Company adopted SFAS No. 141, “Business Combinations,” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

principle of approximately $41 million credit in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders Investment. Prior to fiscal year 2002, the Company amortized the Excess of Revalued Net Assets Over Stockholders’ Investment over fifteen years. Amortization was $5.9 million for the year ended July 31, 2001.

     Stock Based Compensation. The Company accounts for stock-based compensation by applying Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Under the provision of the Company’s equity compensation plan, stock options cannot be granted at below market price.

     The following table summarizes the pro-forma results as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” had been used to determine the compensation cost of the Stock Option Plan:

	Year Ended July 31

	2003	2002	2001

Net (loss) earnings, as reported	$(40,645)	$143,932	$82,048
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,207)	(6,158)	(7,804)

Pro forma net (loss) earnings	$(45,852)	$137,774	$74,244

(Loss) Earnings Per Common Share–Basic:
(Loss) Earnings Per Common Share, as reported	$(1.26)	$4.16	$2.37
(Loss) Earnings Per Common Share, pro forma	$(1.42)	$3.98	$2.15
(Loss) Earnings Per Common Share – Diluted:
(Loss) Earnings Per Common Share, as reported	$(1.26)	$4.13	$2.36
(Loss) Earnings Per Common Share, pro forma	$(1.42)	$3.95	$2.14
Weighted Average Number of Common Shares Outstanding:
Basic	32,264	34,589	34,575
Diluted	32,264	34,846	34,751

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2003, 2002, and 2001 respectively: risk-free interest rate of 3.0 percent, 4.1 percent, and 4.9 percent, expected dividend yield of zero, expected lives of five years, and expected volatility of 39.2 percent, 39.5 percent, and 38.9 percent. The weighted average fair value of options granted for fiscal years 2003, 2002 and 2001 is $17.05, $12.24, and $13.37, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Revenue Recognition. The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to merchandise sales, which is approximately ninety-five percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include amortized extended service agreements which are recognized over the period the services are performed. Revenues also include premiums from the Company’s insurance business, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

     Credit Insurance Operations. Insurance premium revenue from credit insurance subsidiaries was $16.1 million, $18.3 million and $19.0 million for the years ended July 31, 2003, 2002, and 2001, respectively. These revenues are included in Total Revenues on the Consolidated Statement of Operations. The associated cost of insurance operations was $8.2 million, $8.6 million and $5.6 million for the years ended July 31, 2003, 2002 and 2001, respectively.

     Advertising Expenses. Advertising expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated income statements. Amounts charged against operations were $64.0 million, $62.9 million and $78.5 million for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, net of amounts contributed by vendors to the Company. The amounts of prepaid advertising at July 31, 2003 and 2002, are $8.4 million and $8.0 million, respectively, and are classified as components of other assets in the consolidated balance sheet.

     Vendor Allowances. The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which is required to be applied to new vendor arrangements entered into after January 1, 2003. The Company generally enters into and renews existing cooperative advertising program agreements with its vendors annually at the beginning of each fiscal year. Accordingly, for fiscal year 2003, 2002 and 2001, qualifying vendor reimbursements of costs incurred to advertise vendors products are recorded as a reduction of advertising expense, which is a component of selling, general, and administrative expenses.

     Beginning in fiscal year 2004, upon the annual renewal of existing agreements or the consummation of any new agreements, these vendor reimbursements will be included as a reduction of the purchase cost of the related inventory and flow through the retail inventory calculation as a reduction in cost of sales when the inventory is sold.

     Reclassifications. The classifications in use at July 31, 2003, have been applied to the financial statements for July 31, 2002 and 2001.

     Foreign Currency. Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Investment.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

     As of July 31, 2003, the Company had $7.3 million of outstanding forward contracts to purchase gold. The fair value of these gold contracts recorded in the accompanying Consolidated Balance Sheet at July 31, 2003 is $210,200. The gains and losses on forward contracts realized for the years ended July 31, 2003 and 2002, were immaterial to the Company’s Consolidated Statement of Operations. The Company estimates that the unrealized gains of $0.3 million included in Accumulated Other Comprehensive Income (Loss) will be recognized into earnings within seven months of the individual contract settlement date, corresponding with the sale of the related inventory. The Company had no foreign currency forward exchange contracts outstanding at July 31, 2003. As of July 31, 2002, the Company had $1.4 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying Consolidated Balance Sheet at July 31, 2002 was $829.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effect of a Change in Accounting Principle

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141) “Business Combinations.” SFAS 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders’ investment) should be written off as a change in accounting principle. The Company adopted SFAS 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders’ Investment.

     An additional result of the adoption of SFAS 141 and SFAS 142 in fiscal year 2002 was a decrease in net amortization expense. A reconciliation for the impact of the adoption of SFAS 141 and SFAS 142 to net income and earnings per share is as follows:

	Year Ended July 31,

	2003	2002	2001

Net (Loss) Earnings	$(40,645)	$143,932	$82,048
Add back: Goodwill Amortization	—	—	11,754
Subtract: Deferred Credit Amortization	—	—	(5,898)
Subtract: Effect of a Change in Accounting Principle	—	(41,287)	—

Adjusted Net (Loss) Earnings	$(40,645)	$102,645	$87,904

(Loss) Earnings Per Common Share – Basic:
Reported Net (Loss) Earnings	$(1.26)	$4.16	$2.37
Goodwill Amortization	—	—	0.34
Deferred Credit Amortization	—	—	(0.17)
Effect of Change in Accounting Principle	—	(1.19)	—

Adjusted Net (Loss) Earnings	$(1.26)	$2.97	$2.54

(Loss) Earnings Per Common Share – Diluted:
Reported Net (Loss) Earnings	$(1.26)	$4.13	$2.36
Goodwill Amortization	—	—	0.34
Deferred Credit Amortization	—	—	(0.17)
Effect of Change in Accounting Principle	—	(1.18)	—

Adjusted Net (Loss) Earnings	$(1.26)	$2.95	$2.53

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Acquisition of Piercing Pagoda, Inc.

     On September 20, 2000, the Company completed the acquisition of Piercing Pagoda, Inc. (“Piercing Pagoda”), for approximately $203 million, plus approximately $45 million for existing debt and the assumption of certain bank debt and liabilities.

     The excess of the purchase price over the fair value of the net assets acquired, approximately $155 million, was classified as goodwill, and prior to fiscal year 2002 was amortized on a straight line basis over twenty years. However, the Company adopted SFAS 142 in the first quarter of fiscal year 2002. As a result, goodwill related to the Company’s acquisition of Piercing Pagoda is no longer amortized, and instead is reviewed annually for impairment. See “Long-lived Assets and Goodwill” in the Notes to Consolidated Financial Statements on page F-12 for further details. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

     The acquisition described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues or expenses related to Piercing Pagoda prior to September 20, 2000. The entire cost of the acquisition was funded through the Company’s available cash and from working capital.

Merchandise Inventories

     The Company’s U.S. operations use the LIFO retail method of accounting for inventory. The LIFO provision was $2.9 million, $1.4 million and $4.9 million for the years ended July 31, 2003, 2002 and 2001, respectively. The cumulative LIFO provision reflected on the Company’s Balance Sheet was $19.0 million and $16.1 million at July 31, 2003 and 2002, respectively. Domestic inventories on a FIFO basis were $755.7 million and $739.8 million at July 31, 2003 and 2002, respectively.

     The Company’s Canadian operations use the FIFO retail method of accounting for inventory. Inventory, net of reserves, was approximately $62.0 million and $58.6 million at July 31, 2003 and 2002, respectively.

     Consigned inventory and related contingent obligations are not reflected in the Company’s financial statements. Consignment inventory historically consists of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in Cost of Sales. The Company maintained consolidated consigned inventory at its retail locations of approximately $170.8 million and $162.2 million at July 31, 2003 and 2002, respectively.

     Prior to fiscal year 2002, the Company used the BLS producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. In fiscal year 2002, the Company applied internally developed indices that the Company believes more consistently measures inflation or deflation in the components of its merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and the Company’s merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 was not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS’s producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Investments

     Investments in debt and equity securities are reported as Other Assets in the Consolidated Balance Sheet. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2003 will contractually mature within 1 to 29 years. Investments, principally related to the Company’s insurance subsidiaries as of July 31, 2003 and 2002 were as follows:

	July 31, 2003		July 31, 2002

	Cost	Fair Value	Cost	Fair Value

		(amounts in thousands)
U.S. government obligations	$15,782	$16,286	$16,135	$17,142
Corporate bonds and notes	3,614	3,825	4,906	5,133
Corporate equity securities	5,594	4,978	5,271	4,378

	$24,990	$25,089	$26,312	$26,653

     All investments are classified as available for sale. At July 31, 2003 and 2002, the carrying value of investments included net unrealized gains of $0.1 million and $0.3 million at July 31, 2003 and 2002, respectively, which are included in other comprehensive income (loss). The net realized gain (loss) on investments which totaled $0.3 million in fiscal year 2003, ($0.1) million in fiscal year 2002 and $0.3 million in fiscal year 2001, were determined on a specific identification basis. Investments with a carrying value of $4.1 million were on deposit with various state insurance departments at July 31, 2003 and 2002 as required by law.

Property And Equipment

     The Company’s property and equipment consists of the following:

	July 31, 2003	July 31, 2002

	(amounts in thousands)
Land	$881	$881
Building and Leasehold Improvements	192,775	185,425
Furniture and Fixtures	332,439	312,463
Construction in Progress	12,177	9,089

Total Property and Equipment	538,272	507,858
Less: Accumulated Amortization and Depreciation	(272,105)	(223,420)

Total Net Property and Equipment	$266,167	$284,438

     Depreciation expense of $55.6 million, $58.3 million and $52.4 million was recorded at July 31, 2003, 2002 and 2001. Property and equipment are depreciated over the estimated useful lives of the assets. Useful lives for buildings, leasehold improvements, and furniture and fixtures are 27 years, the remaining term of the lease, and 3-12 years, respectively.

     The Company recorded impairment charges of $1.3 million, $1.8 million, and $0.4 million for the years ended July 31, 2003, 2002, and 2001, respectively, related to unproductive assets. These impairment charges are included in Selling, General, and Administrative Expenses and resulted from the Company’s ongoing process to evaluate the productivity of its asset base.

     The Company currently owns a 73,000 square foot building in Bethlehem, Pennsylvania that formerly served as Piercing Pagoda’s distribution center. The Company plans to sell this building and it is currently holding it available for sale. As of July 31, 2003, the carrying amount of this building is approximately $7.0 million which represents the estimated fair value of the asset. In fiscal year 2003, the Company recorded an impairment charge of approximately $0.8 million to reflect the writedown to the estimated fair value.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accounts Payable and Accrued Liabilities

     The Company’s accounts payable and accrued liabilities consist of the following:

	July 31, 2003	July 31, 2002

	(amounts in thousands)
Accounts Payable	$149,285	$145,968
Accrued Payroll	31,267	28,304
Accrued Taxes	27,265	51,278
Extended Warranty Deferred Revenue	28,662	29,044
Accrued Rent	24,597	25,067
Other Accruals	46,699	52,002

Total Accounts Payable and Accrued Liabilities	$307,775	$331,663

Non-Current Liabilities

     The Company’s non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from Citi Commerce Solutions recognized as deferred income.

     Deferred Credit. In connection with the sale of its customer receivables in fiscal year 2000, the Company entered into a ten year merchant services agreement whereby Citi will issue private label credit cards branded with appropriate Company trademarks. Citi provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the Consolidated Balance Sheet. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment is recognized ratably over the term of the agreement. Deferred credits of $29.3 million and $33.4 million are included in the accompanying Consolidated Balance Sheet at July 31, 2003 and 2002, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Postretirement Benefits. The Company provides medical, dental, and vision insurance benefits for all eligible retirees and spouses with benefits to the latter continuing after the death of the retiree. In January 2002, the Company amended its Retiree Medical Plan to limit retiree health coverage to only those retirees who were already participants in the plan and to those otherwise eligible employees who elected to retire prior to April 1, 2002. In January 2003, the Company amended the plan to set retiree rates in such a way that all future cost increases are to be paid by the retirees.

     Retiree health benefits will no longer be available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In fiscal year 2002, the Company recorded a $3.5 million gain related to the curtailment of its Retiree Medical Plan. In fiscal year 2003, the medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the continued postretirement benefits are recognized in selling, general and administrative expense in the Consolidated Statements of Operations over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

	July 31, 2003	July 31, 2002

	(amounts in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,991	$17,255
Service cost	—	193
Interest cost	508	899
Plan participant contributions	1,292	1,113
Curtailments	—	(8,423)
Amendments	(4,177)	—
Actuarial loss (gain)	1,237	(236)
Benefits Paid	(2,106)	(1,810)

Benefit obligation at end of year	$5,745	$8,991

Change in Plan Assets:
Market value at beginning of year	$—	$—
Employer contributions	814	697
Plan participant contributions	1,292	1,113
Benefit payments	(2,106)	(1,810)

Market value at end of year	$—	$—

Funded Status	$(5,745)	$(8,991)
Unrecognized net actuarial gain	(5,664)	(7,528)
Unrecognized prior service cost	(4,072)	—

Accrued benefit	$(15,481)	$(16,519)

     The weighted average assumption of the discount rate is 6.5 percent and 7.0 percent as of July 31, 2003 and 2002, respectively. The health care cost trend rates were also reduced as of July 31, 2003 down to 0.0 percent, as dictated by the plan design change. Because retiree contributions will now be annually increased to shift all cost increases to participants, the expected trend rate is now effectively 0.0 percent.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Components of net periodic (benefit) cost:

	July 31, 2003	July 31, 2002	July 31, 2001

	(amounts in thousands)
Service Cost	$—	$193	$332
Interest Cost	508	899	1,113
Amortization of Prior Service Cost and Gain	(607)	(177)	(497)
Settlement / Curtailment / Termination of Benefits	—	(4,117)	—

Net Periodic (Benefit) Cost	$(99)	$(3,202)	$948

     The plan amendment in January 2003 has effectively frozen the plan and changes in the trend are no longer relevant. Claims experience will impact the plan from year to year, but there should be no general change due to medical trend rates.

Non-Qualified Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (the “Plan”). The Plan provides eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate owned life insurance policies. There is no material impact to the financial statements from this Plan.

Long-term Debt

     The Company’s long-term debt consists of the following:

	July 31, 2003	July 31, 2002

	(amounts in thousands)
Revolving Credit Agreement	$184,400	$—
Senior Notes	—	86,749

Total Long-Term Debt	$184,400	$86,749

     Payoff of Senior Notes. In the fourth quarter of fiscal year 2003, the Company called and retired the remaining $87 million of its 8 ½ percent Senior Notes (the “Senior Notes”). The Company recognized a $5.9 million loss related to this early retirement of debt.

     Revolving Credit Agreement. The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides to the Company and its operating subsidiary, Zale Delaware, Inc. up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The revolving credit loans bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2003, there was $184.4 million outstanding under the Revolving Credit Agreement. The effective interest rate at July 31, 2003 was 4.0 percent. Based on the terms of the agreement, the Company had approximately $295 million in available borrowings at July 31, 2003.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. In addition, if remaining borrowing availability under the facility is less than $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability is less than $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

Lease Commitments

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. The Company amended and extended its corporate headquarters lease for ten and one-half years starting in September 1997. The Company has the option to extend the lease for up to ten years beyond the expiration of the current lease. Lease incentives of approximately $2.1 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2003	2002	2001

	(amounts in thousands)
Retail Space:
Minimum Rentals	$175,193	$169,274	$149,671
Rentals Based on Sales	10,767	13,335	15,135

	185,960	182,609	164,806
Equipment and Corporate Headquarters	2,757	2,862	2,778

Total Rent Expense	$188,717	$185,471	$167,584

     Rent expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 2003, for all noncancelable leases of ongoing operations were as follows: 2004 — $167.3 million; 2005 — $151.6 million; 2006 — $133.6 million; 2007 — $115.7 million; 2008 — $94.4 million; thereafter — $208.1 million; for a total of $870.7 million.

Interest

     Interest expense for the fiscal years ended July 31, 2003, 2002 and 2001 was $7.7 million, $9.8 million and $11.0 million, respectively.

     Interest income for the fiscal years ended July 31, 2003, 2002 and 2001 was $1.4 million, $2.0 million and $4.1 million, respectively.

     The Company called and retired the remaining $87 million of the Senior Notes. The Company recognized a $5.9 million loss related to this early retirement of debt. This loss is reported as Cost of Early Retirement of Debt in the Statement of Operations.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate of 35 percent as follows:

	Year Ended		Year Ended	Year Ended
	July 31,		July 31,	July 31,
	2003		2002	2001

Federal Income Tax Expense at Statutory Rate	$5,143		$56,665	$46,689
Amortization of Excess of Revalued Net Assets Over Stockholders’ Investment	—		—	(2,064)
Impairment of Goodwill	47,705		—	—
Goodwill Amortization	—		—	2,658
State Income Taxes, Net of Federal Income Tax Benefit	2,205		2,136	2,899
Other	287		455	1,166

Total Income Tax Expense	$55,340		$59,256	$51,348

Effective Income Tax Rate	376.7	%(1)	36.6%	38.5%

     (1)  For the year ended July 31, 2003, the effective income tax rate excluding the effect of the goodwill impairment charge of $136.3 million is 36.7 percent.

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2003	2002	2001

	(amounts in thousands)
Current Provision:
Federal	$7,347	$41,693	$25,205
Foreign	3,823	1,779	2,327
State	(2,116)	2,116	3,535

Total Current Provision	9,054	45,588	31,067
Deferred Provision:
Federal	39,016	10,236	18,471
Foreign	2,817	2,262	885
State	4,453	1,170	925

Total Deferred Provision	46,286	13,668	20,281

Total Income Tax Provision	$55,340	$59,256	$51,348

     As of July 31, 2003, the Company has a tax net operating loss carryforward (“NOL”) (after limitations) of $106.2 million. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carry forward can be utilized through 2008.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2003 and 2002 are presented below.

	July 31, 2003	July 31, 2002

	(amounts in thousands)
Current Deferred Taxes:
Assets —
Customer receivables	$806	$993
Accrued liabilities	29,465	35,443
State and local taxes	4,879	4,303
Net operating loss carryforward	7,601	7,601
Other	1,876	1,811

Total Assets	44,627	50,151
Liabilities—
Merchandise inventories, principally due to LIFO reserve	(86,614)	(70,818)
Other	(4,279)	(849)

Deferred Current Tax Liability, Net	$(46,266)	$(21,516)

Non-Current Deferred Taxes:
Assets—
Net operating loss carryforward	33,179	42,734
Postretirement benefits	6,038	6,442
Accrued Liabilities	9,781	11,412
Other	1,536	1,153

Total Assets	50,534	61,741
Liabilities—
Property and equipment	(20,619)	(10,499)
Goodwill	(8,792)	(8,226)

Deferred Non-Current Tax Asset, Net	$21,123	$43,016

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. There was no valuation reserve at July 31, 2003 and 2002, respectively. The Company believes that, as of July 31, 2003, the realization of the deferred income tax asset is more likely than not.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Capital Stock

     Common Stock. At July 31, 2003 and 2002, 70,000,000 shares of common stock, par value of $0.01 per share (“Common Stock”), were authorized, and 41,190,961 shares and 40,746,409 shares, respectively, were issued, of which 27,610,927 shares and 33,569,362 shares, respectively, were outstanding.

     Preferred Stock. At July 31, 2003 and 2002, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None were issued or outstanding.

     Treasury Stock. The Company held 13,580,034 and 7,177,047 treasury shares at July 31, 2003 and 2002, respectively.

     On July 18, 2000, the Company announced a stock repurchase program pursuant to which the Company, from time to time at the discretion of management and the Board of Directors and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an aggregate of $50 million of its Common Stock on the open market through July 31, 2001. The Company repurchased 1.3 million shares at an aggregate cost of $38.7 million in fiscal year 2001.

     On August 7, 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase throughout the fiscal year, up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million in fiscal year 2002.

     In July, 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, may purchase, up to an aggregate of $50 million of its Common Stock on the open market through July 31, 2003. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $4.4 million through July 31, 2002. In October 2002, the Company completed this program, having repurchased 1.7 million shares at an aggregate cost of $50 million under this program. The Company repurchased 1.5 million of these shares, at an aggregate cost of $45.6 million, during the first quarter of fiscal year 2003.

     On March 18, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company purchased 209,000 shares at an aggregate cost of $7.5 million through July 31, 2003.

     On July 1, 2003, the Company entered into a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 6,400,000 shares of its outstanding Common Stock at a price per share of not less than $42.00 nor in excess of $48.00 per share, for an aggregate purchase price of up to $307.2 million. The Tender Offer enabled the Company to repurchase approximately 4.7 million shares of Common Stock at an aggregate cost of approximately $225 million.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an additional $100 million of its Common Stock. This action brings the Company’s remaining availability of the total authorization under its stock repurchase program to approximately $142 million.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Incentive Stock Plan. During the fiscal year ended July 31, 2003, the Company had two stock incentive plans; the Zale Corporation Omnibus Stock Incentive Plan (the “Stock Incentive Plan”) and the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”) . On July 30, 1993, the Company adopted the Stock Incentive Plan to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 8,405,000 shares of Common Stock, including previously granted shares, were available for grant under the Stock Incentive Plan to eligible employees. The Stock Incentive Plan allowed for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the Stock Incentive Plan. Restricted Stock granted under the Stock Incentive Plan vested ratably over a four to five year vesting period and were non-transferable prior to vesting. Options granted under the Stock Incentive Plan (i) were granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The Stock Incentive Plan expired in accordance with its terms on July 30, 2003. The Board of Directors has adopted the Zale Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which has similar features to the Stock Incentive Plan, to replace the Stock Incentive Plan. The 2003 Plan has been submitted for stockholder approval at the 2003 annual meeting of stockholders to authorize the issuance of up to 3,000,000 shares of Common Stock. The Directors’ Plan authorizes the Company to grant Common Stock to non-employee directors at fair market value of the Company’s Common Stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Directors’ Plan is 300,000 shares.

     During February 1999, 180,692 shares of restricted Common Stock were granted to certain key employees valued at $5.7 million as of the grant date. These shares vested ratably on each of the anniversaries ranging from two to four years from the date of grant and were subject to restrictions on their sale or transfer. During July 2001, 250,000 shares of restricted common stock were granted to a key employee, valued at $7.9 million as of the grant date, and these shares vest ratably over five years. In fiscal year 2001, 25,962 restricted shares were cancelled and returned to treasury stock due to the resignation of an executive. In fiscal year 2002, 200,000 restricted shares were cancelled due to the resignation of an executive. The total cost of restricted stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.1 million, $1.9 million, and $0.7 million for the twelve month periods ended July 31, 2003, 2002, and 2001 respectively. Compensation expense is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Stock option transactions are summarized as follows:

							Weighted Average Exercise
	Shares			Grant Price			Price

	Fiscal	Fiscal	Fiscal				Fiscal	Fiscal	Fiscal
	2003	2002	2001	Fiscal 2003	Fiscal 2002	Fiscal 2001	2003	2002	2001

Outstanding, beginning of year	3,025,578	3,247,782	3,241,313	$9.00-45.56	$8.68-45.56	$8.68-45.56	$34.35	$34.10	$34.70
Granted	583,000	640,700	1,066,650	29.01-46.46	28.29-42.00	28.22-40.13	44.21	30.04	31.82
Exercised	(443,552)	(328,579)	(485,156)	9.00-43.50	9.74-43.50	9.00-33.44	33.65	24.47	25.44
Canceled	(376,900)	(534,325)	(575,025)	9.74-45.56	8.68-43.50	9.74-43.72	37.43	33.79	40.54

Outstanding, end of year	2,788,126	3,025,578	3,247,782	$9.00-46.46	$9.00-45.56	$8.68-45.56	$36.10	$34.35	$34.10

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The following table summarizes information about stock options outstanding at July 31, 2003.

Options Outstanding					Options Exercisable

			Weighted	Weighted		Weighted
			Average	Average		Average
Range of Exercise		Number	Remaining Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price

$4.65	$9.29	750	1.0	$9.00	750	$9.00
9.29	13.94	13,750	0.8	10.52	13,750	10.52
13.94	18.58	12,800	3.0	16.30	12,800	16.30
18.58	23.23	13,000	3.8	21.21	13,000	21.21
23.23	27.88	24,750	5.0	26.07	24,750	26.07
27.88	32.52	913,303	8.5	29.36	230,978	29.67
32.52	37.17	732,500	5.3	33.44	676,000	33.44
37.17	41.81	34,500	8.4	41.25	9,625	41.06
$41.81	$46.46	1,042,773	8.3	44.73	407,398	43.22

		2,788,126	7.5	$36.10	1,389,051	$35.09

     As of July 31, 2003, 2002 and 2001, 1,389,051, 1,728,515, and 1,450,382, of options outstanding were exercisable at a weighted average exercise price of $35.09, $35.21, and $32.21, respectively.

(Loss) Earnings Per Common Share

     Basic (loss) earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. For the fiscal years ended July 31, 2003, 2002 and 2001, there were antidilutive common stock equivalents of 590,150, 865,825, and 1,846,613, respectively.

	Years Ended July 31,
	2003	2002	2001

	(amounts in thousands, except per share amounts)
Net (loss) earnings available to stockholders	$(40,645)	$143,932	$82,048
Basic:
Weighted average number of common shares outstanding	32,264	34,589	34,575
(Loss) earnings per common share – basic:
Before effect of change in accounting principle	$(1.26)	$2.97	$2.37

Net (loss) earnings per share	$(1.26)	$4.16	$2.37

Diluted:
Weighted average number of common shares outstanding	32,264	34,589	34,575
Effect of dilutive securities:
Stock Options	—	257	176
Weighted average number of common shares outstanding as adjusted	32,264	34,846	34,751
(Loss) earnings per common share – diluted:
Before effect of change in accounting principle	$(1.26)	$2.95	$2.36

Net (loss) earnings per share	$(1.26)	$4.13	$2.36

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Comprehensive Income (Loss)

     Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) are reported in the Consolidated Statements of Stockholders’ Investment. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

Segments

     The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company’s six principal brands. Revenues of international retail operations represent approximately 6.8 percent, 6.7 percent, and 7.2 percent of the Company’s revenues for fiscal years 2003, 2002, and 2001 respectively. Net property and equipment of international operations, represents approximately 7.5 percent and 5.9 percent of the Company’s net property and equipment for fiscal year 2003 and fiscal year 2002, respectively.

Special Inventory Charge

     In February 2001, the Company performed an in depth review to determine the inventory that was not of a quality consistent with the strategic direction of the Company’s brands. As a result of that review in fiscal year 2001, the Company recorded a special inventory charge in Cost of Sales of $25.2 million to adjust the valuation of such inventory and provide for markdowns to liquidate or sell-through the inventory.

Unusual Item – Executive Transactions

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

     The Company extended to Mr. DiNicola a full recourse, $2.2 million loan, bearing interest at a rate of 8.74 percent per annum, for the sole purpose of allowing Mr. DiNicola to exercise options to purchase 125,000 shares of Common Stock prior to expiration of the options. Pursuant to a pledge agreement, the Company was granted a security interest in the 125,000 shares acquired by Mr. DiNicola upon exercise of the option. On January 15, 2002, Mr. DiNicola sold the shares, and repaid the entire outstanding principal balance on the loan. In recognition of Mr. DiNicola’s continued services to the Company following his re-election as Chairman and Chief Executive Officer, effective February 21, 2001 through July 31, 2002, Mr. DiNicola received additional compensation in the amount of the accrued interest under the loan.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

     Robert J. DiNicola retired as Chief Executive Officer at the end of fiscal year 2002. In connection with his retirement, the Company agreed to pay certain expenses on an ongoing basis including life insurance premiums, relocation and medical costs totaling $0.8 million. He remains Chairman of the Board in a non-executive role, and has entered into a consulting agreement with the Company.

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and federal anti-racketeering laws. During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the actions. Preliminary court approval of the settlement agreement has been granted, with final approval expected to occur in late November 2003.

     On October 23, 2001 a plaintiff filed a complaint against Zale Corporation and Zale Delaware, Inc. in the Superior Court of California, County of Los Angeles, Central District. The complaint is a purported class action on behalf of current and former salaried store managers and assistant store managers of the Company in California. The complaint alleges that these individuals were entitled to overtime pay and should not have been classified as exempt employees under California law. During the third quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the action. Final approval of the settlement agreement was granted by the court on July 24, 2003.

     The Company has established reserves based on the current status of each case.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, LAN operations and desktop support. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36-month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

Guarantee Obligations

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and clarifies the requirements related to the recognition of a liability by a guarantor for the obligations undertaken in issuing that guarantee. The adoption of FIN 45 did not have an impact on the Company’s statement of financial position or results of operations. However, specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.

     Credit Programs. Citi, a subsidiary of CitiGroup, provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

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

     Based on account balances for the shared risk programs as of July 31, 2003, the Company’s maximum potential payment would be approximately $25 million if the entire portfolio defaulted. Based on historical performance, losses in these portfolios absorbed by the Company have been approximately $800,000 since August 2000. Prior to fiscal year 2003, the Company was liable for all losses under these shared risk programs. Losses in fiscal year 2003, under new terms with Citi that limit the Company’s losses, were approximately $110,000 through July 31, 2003. The reserve for both portfolios is approximately $370,000, which the Company believes is adequate based on the historical trend of actual losses. In April 2003, the Company and Citi finalized an agreement that requires the Company to pledge collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of July 31, 2003 is $5.0 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESA”) to customers to cover sizing and breakage on certain products purchased from the Company for a two-year period. The revenue on these agreements is recognized over the period the services are performed. In addition to ESA, the Company provides warranty services not covered by the extended service agreements. These types of services cover repair work on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based on estimated expenses.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The changes in the Company’s product warranty liability for the reporting periods is as follows:

	Year Ended

	July 31, 2003	July 31, 2002	July 31, 2001

	(amounts in thousands)
Beginning Balance	$32,541	$30,394	$27,578
Extended Warranty Sales	38,866	35,000	27,831
Extended Warranty Income Recognized	(39,247)	(32,853)	(25,015)

Ending Balance	$32,160	$32,541	$30,394

Benefit Plans

Defined Contribution Retirement Plan

     At July 31, 2003, the Company maintained the Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. New employees are required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Effective August 1, 2002, the maximum amount employees can contribute was raised to thirty percent of their annual salary, subject to Internal Revenue Service (“IRS”) limitations Through February 2002, the Company matched one dollar in Common Stock for every dollar an employee contributes up to four percent of annual compensation, subject to IRS limitations. Effective March 1, 2002, the Company matches $0.50 in Common Stock for every dollar an employee contributes up to four percent of annual compensation subject to IRS limitations.

     Through February 2002, matching contributions were made on a monthly basis. Effective March 1, 2002, matching contributions are made on an annual basis, and employees must be employed with the Company on the last day of the plan year to receive the Company match contributions. Employees vest in the Company match contribution immediately. The Company’s provision for matching contributions were $2.2 million, $3.2 million and $4.1 million for fiscal years 2003, 2002 and 2001, respectively.

     From the date of acquisition through July 31, 2001, Piercing Pagoda employees continued to contribute to a separate defined contribution retirement plan that was in place prior to the acquisition. Effective August 1, 2001, this plan was merged with and into the Zale Corporation Savings & Investment Plan.

Financial Instruments

     As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

     The carrying amount of the $86.7 million, Senior Notes approximates fair value at July 31, 2002. For fiscal year 2003, the carrying amount of $184.4 million related to the new revolving credit facility approximates fair value at July 31, 2003.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $25.1 million and $26.7 million, approximate market value at July 31, 2003 and July 31, 2002 respectively and are reflected in Other Assets on the Consolidated Balance Sheets. Investments are classified as available for sale and are carried at fair value.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Concentrations of Credit Risk. As of July 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

Related-Party Transactions

     One of the Company’s directors serves as a director of a company from which the Company purchased approximately $5.2 million, $5.9 million, and $2.4 million of jewelry merchandise during fiscal year 2003, 2002, and 2001, respectively. The Company believes the terms were equivalent to those of transactions with unrelated parties.

     During fiscal year 2002 and 2001, the Company retained an outside firm to perform certain executive search services for the Company. A member of the Company’s compensation committee and Board of Directors served as managing partner of this firm. In exchange for executive search services, the firm received fees of approximately $330,000 and $100,000 in fiscal years 2002 and 2001, respectively. The Company believes the terms were equivalent to those transactions with unrelated parties.

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

     Effective March 27, 2001, the Company extended loans to Alan P. Shor, Mary L. Forté, and Sue E. Gove, in the amounts of $23,838, $16,685 and $16,685, respectively, to pay income taxes due on the value of restricted stock grants to each, which vested on February 25, 2001. Under the loan agreements, the named executives agreed not to sell all or a portion of the restricted stock to generate funds to pay the taxes due. These loans were repaid in full in fiscal year 2002.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Quarterly Results Of Operations (Unaudited)

     Unaudited quarterly results of operations for the years ended July 31, 2003 and 2002 were as follows (amounts in thousands except per share data):

		Fiscal Year 2003

	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2003	2003	2003	2002

Total Revenues	$442,382	$449,383	$908,359	$412,117
Cost of Sales	215,103	220,106	461,472	204,349
Net Earnings (Loss)	2,933	9,367	(46,222)	(6,723)
Net earnings (loss) per diluted share	$0.09	$0.29	$(1.44)	$(0.20)

		Fiscal Year 2002

	For the Three Months Ended

	July 31,	April 30,	January 31,	October 31,
	2002	2002	2002	2001

Total Revenues	$435,566	$449,150	$897,133	$409,878
Cost of Sales (1)	213,781	218,502	451,379	199,391
Earnings (Loss) before effect of accounting change	3,651	7,649	94,995	(3,650)
Net Earnings (Loss)	3,651	7,649	94,995	37,637
Net earnings (loss) per diluted share:
Before effect of accounting change	$0.11	$0.22	$2.70	$(0.10)
Net earnings per share	$0.11	$0.22	$2.70	$1.08

(1) In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of LIFO inventories. The effect of using internal indices instead of the BLS producer price indices was to increase net income by approximately $4.8 million. The impact on the individual prior years and prior quarters presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 was not determinable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of October, 2003.

ZALE CORPORATION

By: /s/ MARY L. FORTÉ

Mary L. Forté
President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARY L. FORTÉ Mary L. Forté	President, Chief Executive Officer and Director (principal executive officer of the registrant)	October 9, 2003

/s/ SUE E. GOVE Sue E. Gove	Executive Vice President and, Chief Operating Officer	October 9, 2003

/s/ MARK R. LENZ Mark R. Lenz	Group Senior Vice President and Chief Financial Officer, (principal financial officer of the registrant)	October 9, 2003

/s/ CYNTHIA T. GORDON Cynthia T. Gordon	Senior Vice President, Controller (principal accounting officer of the registrant)	October 9, 2003

/s/ ROBERT J. DINICOLA Robert J. DiNicola	Chairman of the Board	October 9, 2003

/s/ GLEN ADAMS Glen Adams	Director	October 9, 2003

/s/ A. DAVID BROWN A. David Brown	Director	October 9, 2003

/s/ MARY E. BURTON Mary E. Burton	Director	October 9, 2003

/s/ PETER P. COPSES Peter P. Copses	Director	October 9, 2003

/s/ RICHARD C. MARCUS Richard C. Marcus	Director	October 9, 2003

/s/ CHARLES H. PISTOR, JR. Charles H. Pistor, Jr.	Director	October 9, 2003

/s/ ANDREW H. TISCH Andrew H. Tisch	Director	October 9, 2003

Exhibit Number	Description of Exhibit

4.1	Revolving Credit Agreement, dated as of July 23, 2003.

4.2	Security Agreement of Revolving Credit Agreement, dated as of July 23, 2003.

10.4	Zale Corporation 2003 Stock Option Plan.

10.12	Employment Agreement dated as of August 1, 2003 between Zale Corporation and Mark R. Lenz.

10.13	Employment Agreement dated as of February 28, 2003, between Zale Corporation and Pamela J. Romano.

10.14	Zale Corporation Executive Bonus Plan.

14	Code of Ethics.

21	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Audit Committee Charter.

99.2	Compensation Committee Charter.

99.3	Nominating/Corporate Governance Committee Charter.

The above list reflects all exhibits filed herewith. See Item 16 for a complete list of the Company’s exhibits, including exhibits incorporated by reference from previous filings.