Form 10-Q
period 2003-10-31
ZALE CORP
filed 2003-12-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicated by check mark whether the registrant is an accelerated filer (As defined in rule 12b-2 of the exchange act). Yes [X]. No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 1, 2003, 26,015,243 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements - (Unaudited)

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,

	2003	2002

Total Revenues	$416,644	$412,116
Costs and Expenses:
Cost of Sales	205,690	204,349
Selling, General and Administrative Expenses	207,789	200,102
Cost of Insurance Operations	1,616	2,234
Depreciation and Amortization Expense	13,882	14,216

Operating Loss	(12,333)	(8,785)
Interest Expense, Net	2,335	1,888

Loss Before Income Taxes	(14,668)	(10,673)
Income Taxes	(5,424)	(3,950)

Net Loss	$(9,244)	$(6,723)

Loss Per Common Share
Basic	$(0.34)	$(0.20)
Diluted	$(0.34)	$(0.20)
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	26,887	32,962
Diluted	26,887	32,962

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	October 31,	July 31,	October 31,
	2003	2003	2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$30,523	$35,273	$24,519
Merchandise Inventories	952,147	798,761	929,227
Other Current Assets	58,574	52,450	55,532

Total Current Assets	1,041,244	886,484	1,009,278
Property and Equipment, Net	264,283	266,167	281,073
Goodwill, Net	86,055	82,199	212,812
Other Assets	38,773	38,133	35,123
Deferred Tax Asset, Net	20,733	21,123	42,978

Total Assets	$1,451,088	$1,294,106	$1,581,264

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$417,270	$307,775	$415,918
Deferred Tax Liability, Net	46,180	46,266	21,498

Total Current Liabilities	463,450	354,041	437,416
Non-current Liabilities	101,658	103,342	106,864
Long-term Debt	320,601	184,400	147,547

Commitments and Contingencies	—	—	—

Stockholders’ Investment:
Preferred Stock (Par value $0.01, 5,000 shares authorized)	—	—	—
Common Stock (Par value $0.01, 70,000 shares authorized, 41,688, 41,191 and 40,761 issued, and 25,957, 27,611 and 32,080 outstanding as of October 31, 2003, July 31, 2003 and October 31, 2002, respectively)	420	415	407
Additional Paid-In Capital	583,473	566,689	549,895
Accumulated Other Comprehensive Income (Loss)	15,881	6,834	(5,741)
Accumulated Earnings	579,878	589,122	623,044
Deferred Compensation	—	—	(66)

	1,179,652	1,163,060	1,167,539
Treasury Stock	(614,273)	(510,737)	(278,102)

Total Stockholders’ Investment	565,379	652,323	889,437

Total Liabilities and Stockholders’ Investment	$1,451,088	$1,294,106	$1,581,264

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2003	2002

Net Cash Flows from Operating Activities:
Net loss	$(9,244)	$(6,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,882	14,216
Amortization of long-term debt issuance costs	328	107
Deferred compensation expense	—	49
Impairment of fixed assets	1,400	—
Changes in assets and liabilities:
Merchandise inventories	(149,248)	(146,029)
Other current assets	(5,929)	(7,570)
Other assets	(257)	(320)
Accounts payable and accrued liabilities	110,051	84,394
Non-current liabilities	(1,684)	(2,666)

Net Cash Used In Operating Activities	(40,701)	(64,542)

Net Cash Flows from Investing Activities:
Additions to property and equipment	(12,631)	(10,770)
Dispositions of property and equipment	566	174
Purchase of available-for-sale investments	(1,975)	(8,071)
Proceeds from sale of available-for-sale investments	1,959	7,352

Net Cash Used In Investing Activities	(12,081)	(11,315)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	136,201	115,276
Payments on revolving credit agreement	—	(54,488)
Proceeds from exercise of stock options	16,487	302
Purchase of common stock	(105,207)	(45,601)

Net Cash Provided by Financing Activities	47,481	15,489

Effect of Exchange Rate Changes on Cash	551	—
Net Decrease in Cash and Cash Equivalents	(4,750)	(60,368)
Cash and Cash Equivalents at Beginning of Period	$35,273	$84,887

Cash and Cash Equivalents at End of Period	$30,523	$24,519

Supplemental cash flow information:
Interest paid	$190	$3,717
Interest received	$110	$160
Income taxes paid (net of refunds received)	$242	$5,289

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly owned subsidiaries (the “Company”) is the largest and most diversified specialty retailer of fine jewelry in North America. At October 31, 2003, the Company operated 2,238 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. The Company primarily operates under six principal brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales the Diamond Store Outlet® and Zales.com. Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper, offering jewelry at discounts off everyday retail prices in outlet centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States of America, and Mappins Jewelers® in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month periods ended October 31, 2003 and 2002. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2003. The classifications in use at October 31, 2003, have been applied to the financial statements for July 31, 2003 and October 31, 2002.

     The results of operations for the three month periods ended October 31, 2003 and 2002, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year, that includes the holiday selling season.

LOSS PER COMMON SHARE

     Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. A loss causes all outstanding stock options to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. The potential dilution would decrease the loss per share, which is inconsistent with the conservative measure of performance the earnings per share calculation represents. Since the Company recorded a net loss for the periods ended October 31, 2003 and 2002, the basic and dilutive loss per common share are the same for each of the respective periods. There were outstanding stock options of 2,301,601 and 2,679,062 for the three months ended October 31, 2003 and October 31, 2002, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

LOSS PER COMMON SHARE (continued)

	Three Months Ended
	October 31,

	2003	2002

	(amounts in thousands,
	except per share amounts)
Net loss available to shareholders	$(9,244)	$(6,723)
Basic:
Weighted average number of common shares outstanding	26,887	32,962
Net loss per common share – basic	$(0.34)	$(0.20)

Diluted:
Weighted average number of common shares outstanding	26,887	32,962
Net loss per common share – diluted	$(0.34)	$(0.20)

STOCK REPURCHASE PLAN

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an additional $100 million of its Common Stock. This action combined with existing authorization brought the Company’s total availability under its stock repurchase program to approximately $142 million. As of October 31, 2003, the Company has purchased approximately 2.2 million shares at an aggregate cost of $104 million under this program, leaving approximately $38 million available under its stock repurchase program.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

STOCK BASED COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and as allowed by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123” to stock-based employee compensation.

	Three Months Ended
	October 31,

	2003	2002

	(amounts in thousands, except
	per share amounts)
Net Loss, as reported	$(9,244)	$(6,723)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,466)	(1,311)

Pro forma net loss	$(10,710)	$(8,034)

Loss Per Common Share:
Loss Per Common Share, as reported	$(0.34)	$(0.20)
Loss Per Common Share, pro forma	$(0.40)	$(0.24)
Weighted Average Number of Common Shares Outstanding:
Basic	26,887	32,962
Diluted	26,887	32,962

COMPREHENSIVE LOSS

     Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive loss for the three periods ended October 31, 2003 and 2002 are as follows:

	Three Months Ended October 31,

	2003	2002

	(amounts in thousands)
Net Loss	$(9,244)	$(6,723)
Other Comprehensive Loss:
Unrealized gain (loss) on investment securities, net	283	(582)
Unrealized gain on derivative instruments	411	110
Cumulative translation adjustments	8,353	1,290

Total Comprehensive Loss	$(197)	$(5,905)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

LONG-TERM DEBT

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and its operating subsidiary, Zale Delaware, Inc. up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The revolving credit loans bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2003, there was $320.6 million outstanding under the Revolving Credit Agreement. The effective interest rate at October 31, 2003 was 2.89 percent. Based on the terms of the agreement, the Company had approximately $179 million in available borrowings at October 31, 2003.

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

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign exchange contracts are denominated in Canadian dollars and are with financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these foreign exchange contracts.

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

     As of October 31, 2003, the Company had $4.3 million of outstanding forward contracts to purchase gold. The fair value of these gold contracts recorded in the accompanying Consolidated Balance Sheet at October 31, 2003 is $487,000. The gains and losses on forward contracts realized for the three month periods ended October 31, 2003 and 2002, were immaterial to the Company’s Consolidated Statement of Operations. The Company estimates that the unrealized gains of $671,000 included in Accumulated Other Comprehensive Income (Loss) will be recognized into earnings within seven months of the individual contract settlement date, corresponding with the sale of the related inventory. The Company had no foreign currency forward contracts outstanding at October 31, 2003.

     The volume and related prices of these derivatives outstanding at October 31, 2003, are disclosed in Item 3, “Qualitative and Quantitative Disclosures About Market Risk” of this report.

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States of America District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and federal anti-racketeering laws. During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the actions. Final court approval of the settlement agreement was granted on November 20, 2003.

     The Company has established reserves based on the current status of the case.

GOODWILL

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $61.7 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. However, the Company did conclude that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) discussed Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The principles are: (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting for revenue recognition purposes, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The consensus on EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Company has adopted EITF 00-21 for the first quarter of fiscal year 2004. The adoption of EITF 00-21 had no impact on its financial position, results of operations or cash flows.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

VENDOR ALLOWANCES

     The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. These agreements are entered into or renewed annually at the beginning of each fiscal year. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which is required to be applied to new vendor arrangements entered into after January 1, 2003. Accordingly, for fiscal year 2003, qualifying vendor reimbursements of costs incurred to advertise vendors products were recorded as a reduction of advertising expense, which is a component of selling, general, and administrative expenses.

     Beginning in fiscal year 2004, upon the annual renewal of existing agreements or the creation of any new agreements, these vendor reimbursements have been included as a reduction of the purchase cost of the related inventory and flow through the retail inventory calculation as a reduction of cost of sales when the inventory is sold. For the period ended October 31, 2003 the Company recorded $1.2 million as a reduction to cost of sales. In addition, the Company recorded $5.1 million and $10.4 million as a reduction of advertising expense during the three months ended October 31, 2003 and 2002, respectively. Had the prior methodology been consistently applied, the reduction to advertising expense for vendor reimbursements for the three months ended October 31, 2003 would have been approximately $9.7 million and there would have been no reduction to cost of sales.

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

     Based on account balances for the shared risk programs as of October 31, 2003, the Company’s maximum potential payment would be approximately $25 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $110,000 of losses in fiscal year 2003.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

As of October 31, 2003, the reserve for both portfolios is approximately $400,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of October 31, 2003 is approximately $5.0 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESA”) to customers to cover sizing and breakage on certain products purchased from the Company for a two-year period. The revenue on these agreements is recognized over the period the services are performed. In addition to ESA, the Company provides warranty services not covered by the extended service agreements. These types of services cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

The changes in the Company’s product warranty liability for the reporting periods is as follows:

	Three Months Ended

	October 31,	October 31,

	2003	2002

	(amounts in thousands)
Beginning Balance	$32,160	$32,541
Extended Warranty Sales	8,561	7,154
Extended Warranty Sales Recognized	(9,496)	(8,308)

Ending Balance	$31,225	$31,387

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

	Three Months Ended
	October 31,

	2003	2002

Total Revenues	100.0%	100.0%
Cost of Sales	49.4	49.6
Selling, General and Administrative Expenses	49.9	48.6
Cost of Insurance Operations	0.4	0.5
Depreciation and Amortization Expense	3.3	3.4

Operating Loss	(3.0)	(2.1)
Interest Expense, Net	0.5	0.5

Loss Before Income Taxes	(3.5)	(2.6)
Income Taxes	(1.3)	(1.0)

Net Loss	(2.2%)	(1.6%)

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

     Total Revenues. Total revenues for the three months ended October 31, 2003, were $416.6 million, an increase of 1.1 percent over total revenues of $412.1 million for the prior year. During the quarter ended October 31, 2003, the Company opened seven new stores and closed four stores. In addition, the Company opened five kiosks and closed four kiosks during the current period.

     Comparable store sales increased 1.6 percent in the three months ended October 31, 2003. Comparable store sales include sales (excluding amortization of extended service agreements) for those stores that were in operation for a full 12-month period in both the current year and prior year. Total revenues include insurance premium revenue for credit insurance operations of $3.2 million and $4.9 million for the quarters ended October 31, 2003 and 2002, respectively.

     Cost of Sales. Cost of sales as a percentage of revenues was 49.4 for the three months ended October 31, 2003, a decrease of 0.2 percentage points compared to the prior year. The decrease in cost of sales as a percentage of revenues is driven primarily by initiatives implemented in the kiosk brand. Such initiatives included an expanded offering of merchandise with higher margins, particularly charms, earrings and body jewelry as well as increased assortments of silver, stainless steel and diamond accent products. In addition, $1.2 million of cash consideration received from vendors previously recorded as a reduction to Selling, General and Administrative expenses was reflected as a decrease in cost of sales in accordance with EITF 02-16. Additionally, offsetting these items is an increase in cost of sales related to a continued shift in the merchandise mix to bridal and solitaire categories, which traditionally have lower margins.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased 1.3 percentage points to 49.9 percent of revenues for the three months ended October 31, 2003, from 48.6 percent for the three months ended October 31, 2002. The increase was primarily due to the result of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to Selling, General and Administrative expenses to a reduction of inventory costs in accordance with EITF 02-16. See “Notes to Consolidated Financial Statements-Vendor Allowances” on page 12 for more details. In addition, SG&A includes a non-cash reduction of $1.4 million in the recorded value of the distribution and office space previously used in the kiosk operations. Furthermore, planned reductions in gross advertising spending offsets increases in store payroll and occupancy expenses.

     Cost of Insurance Operations. The Cost of Insurance Operations decreased $0.6 million to $1.6 million due to prior year legal fees and lower paid insurance claims than in the prior period.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense decreased by $0.3 million, primarily due to reduced capital expenditures over the past two years. Older assets are being retired or have been fully depreciated.

     Interest Expense, Net. Interest Expense, Net was $2.3 million and $1.9 million for the three months ended October 31, 2003, and 2002, respectively. The increase of $0.4 million is primarily due to the increased borrowing under the new revolving credit facility of $320.6 million compared to $147.5 million in the prior year.

     Income Taxes. The income tax benefit for the three month periods ended October 31, 2003 and 2002 was ($5.4) million and ($4.0) million, respectively, reflecting an effective tax rate of 37.0 percent for both periods. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of October 31, 2003, the Company had a remaining NOL (after limitations) of approximately $106.2 million.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth, renovations, and upgrades to its management information systems and debt service. As of October 31, 2003, the Company had cash and cash equivalents of $30.5 million, of which approximately $5.0 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”). This agreement requires the Company to pledge an amount as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs.

     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during both the three months ended January 31, 2003 and 2002, which includes the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Finance Arrangements

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and its operating subsidiary, Zale Delaware, Inc. up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The revolving credit loans bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2003, there was $320.6 million outstanding under the Revolving Credit Agreement. The effective interest rate at October 31, 2003 was 2.89 percent. Based on the terms of the agreement, the Company had approximately $179 million in available borrowings at October 31, 2003.

     The Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. In addition, if remaining borrowing availability under the facility is less than $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability is less than $50 million, the Company will be required to meet a minimum fixed charged coverage ratio. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

Capital Expenditures

     The Company continues to maintain, what it believes is, a conservative capital expenditure and cash management strategy. The Company plans to open 66 new locations, including 10 new kiosks, for which it expects to incur $15 million in capital expenditures during fiscal year 2004. During fiscal year 2004, the Company anticipates spending $29 million to remodel, relocate or refurbish 176 additional locations. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will incur capital expenditures of $10 million during fiscal year 2004 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making $75 million of capital expenditures during fiscal year 2004.

Other Activities Affecting Liquidity

•	The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network, Wide Area Network management and e-commerce hosting. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36-month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

•	On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion may purchase up to an additional $100 million of its Common Stock. This action combined with existing authorization brought the Company’s total availability under its stock repurchase program to approximately $142 million.

As of October 31, 2003, the Company has purchased approximately 2.2 million shares at an aggregate cost of $104 million under this program leaving approximately $38 million available under its stock repurchase program.

•	Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2003 was approximately $9.6 million. As of October 31, 2003, the Company had a NOL (after limitations) of $106.2 million, which represents up to $40.8 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through 2008.

•	Contractual Obligations – Aggregated information about the Company’s contractual obligations as of October 31, 2003 is presented in the following table.

			Payments due by period

($ in millions)	Total	2004	2005	2006	2007	2008	After 5 years

Contractual cash obligations:
Long-term debt	$321	$—	$—	$—	$—	$321	$—
Operating leases	855	128	156	137	119	98	217

Total	$1,176	$128	$156	$137	$119	$419	$217

     Purchase Obligations-The Company issues purchase orders for merchandise which may be cancelled prior to the vendor’s scheduled shipment under certain circumstances, such as the vendor’s breach of its obligations to the Company.

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

     Based on account balances for the shared risk programs as of October 31, 2003, the Company’s maximum potential payment would be approximately $25 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $110,000 of losses in fiscal year 2003. As of October 31, 2003, the reserve for both portfolios is approximately $400,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of October 31, 2003 is approximately $5.0 million.

     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) discussed Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The principles are: (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting for revenue recognition purposes, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The consensus on EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Company has adopted EITF 00-21 for the first quarter of fiscal year 2004. The adoption of EITF 00-21 had no impact on its financial position, results of operations or cash flows.

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

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     Merchandise Inventories – Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewelers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory.

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

     In accordance with SFAS 144 “Accounting for the Impairment on Disposal of Long-Lived Assets”, the current book value of the two Piercing Pagoda properties previously used for distribution and warehousing functions was written down to reflect the current market value estimate of approximately $5.9 million less estimated selling costs of approximately $0.5 million. As a result, the Company recorded a non-cash reduction of $1.4 million of the recorded value of the buildings in October 2003.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $61.7 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. However, the Company did conclude that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

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

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of October 31, 2003 the realization of the deferred income tax asset is more likely than not, and thus there was no valuation reserve recorded.

Cautionary Notice Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital expenditures, development of its management information systems, reserves for future credit losses under the private label credit arrangement and the impact of recent accounting developments, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries;” that levels of mall traffic may decline as a result of economic or other factors; that warehousing and distribution productivity and capacity can be maintained and further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold and diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to define the strategic role of each brand may not be successful; that the Company may be unable to lease new and existing stores on suitable terms in desirable locations; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the Holiday season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi may adversely affect the Company’s ability to provide consumer credit and write credit insurance; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

Forward Commodity Agreements
(As of October 31, 2003)

	Contract Settlement	Fine Troy Ounces of	Contract Gold Price	Contract Fair
Commodity	Date	Gold	Per Ounce	Market Value

Gold	11-07-03	1,730	$337.117	$82,069
Gold	11-07-03	1,398	351.954	45,577
Gold	11-07-03	1,912	346.617	72,539
Gold	11-21-03	1,730	337.345	81,945
Gold	11-21-03	1,399	352.158	45,544
Gold	11-21-03	1,912	346.819	72,452
Gold	12-08-03	344	347.063	13,015
Gold	12-22-03	344	347.264	12,998
Gold	01-07-04	802	347.494	30,253
Gold	01-21-04	802	347.695	30,214

     The Company generally enters into forward gold purchase contracts with maturity dates not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of October 31, 2003 has not materially changed since July 31, 2003. The market risk profile as of July 31, 2003, is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

Item 4. Controls and Procedures

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

     On November 3, 1999, a plaintiff amended a complaint filed in the Circuit Court for Colbert County, State of Alabama to commence a purported class action against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewelers Financial Services, Jewel Re-Insurance, Ltd. and certain employees of the Company. On July 21, 2000, the same plaintiff commenced a purported class action in the United States of America District Court for the Eastern District of Texas, Texarkana Division against the Company, Jewelers National Bank, Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance, Ltd. and certain employees of the Company. Both purported class actions concern allegations that the defendants marketed credit insurance to customers in violation of state statutory and common laws and federal anti-racketeering laws. During the first quarter of fiscal year 2003, the Company reached an agreement with counsel for the plaintiff to settle the actions. Final court approval of the settlement agreement was granted on November 20, 2003.

     The Company has established reserves based on the current status of the case.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On November 6, 2003, the Annual Meeting of Stockholders of the Company was held at The Omni Mandalay Hotel – Irving, Texas. There were 27,409,377 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Nominee	Votes For	Votes Withheld

Robert J. DiNicola	25,580,284	219,875
Mary L. Forté	25,567,508	232,651
Glen Adams	25,392,472	407,687
A. David Brown	24,914,698	885,461
Peter P. Copses	25,372,786	427,373
Richard C. Marcus	25,128,697	671,462
Mary E. Burton	25,027,485	772,674

(c)	The appointment of KPMG LLP as Independent Public Accountants for the fiscal year ending July 31, 2004 was ratified with 24,639,324 votes for, 1,145,428 votes against and 15,407 abstentions.

(d)	The approval of the 2003 Zale Corporation Stock Incentive Plan was ratified with 16,366,970 votes for, 7,462,335 against and 17,020 abstentions.

(e)	The approval of the Zale Corporation Executive Bonus Plan was ratified with 23,037,842 votes for, 704,565 against and 103,918 abstentions

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits 31.1 Rule 13a-14(a) Certification of CEO
31.2 Rule 13a-14(a) Certification of CFO
32.1 Section 1350 Certification of CEO
32.2 Section 1350 Certification of CFO

(b)	Reports on Form 8-K
On August 7, 2003, the Company furnished under Item 12 of Form 8-K, a press release reporting the Company’s sales results for the quarter and fiscal year ended July 31, 2003.

On August 28, 2003, the Company furnished under Item 12 of Form 8-K, a press release reporting the Company’s earnings for the quarter and fiscal year ended July 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	December 9, 2003

Zale Corporation

(Registrant)

/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)