Form 10-Q
period 2004-01-31
ZALE CORP
filed 2004-03-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicated by check mark whether the registrant is an accelerated filer (As defined in rule 12b-2 of the exchange act). Yes ☑. No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 1, 2004, 26,521,226 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Total Revenues	$949,023	$908,359	$1,365,667	$1,320,476
Costs and Expenses:
Cost of Sales	469,936	461,472	675,626	665,820
Selling, General and Administrative Expenses	307,122	286,184	514,911	486,286
Cost of Insurance Operations	1,345	2,178	2,961	4,412
Depreciation and Amortization Expense	14,143	13,735	28,025	27,952
Impairment of Goodwill	—	136,300	—	136,300

Operating Earnings (Loss)	156,477	8,490	144,144	(294)
Interest Expense, Net	2,046	1,808	4,382	3,696

Earnings (Loss) Before Income Taxes	154,431	6,682	139,762	(3,990)
Income Taxes	57,136	52,904	51,712	48,955

Net Earnings (Loss)	$97,295	$(46,222)	$88,050	$(52,945)

Earnings Per Common Share – Basic:
Net Earnings (Loss) Per Share	$3.73	$(1.44)	$3.32	$(1.63)
Earnings Per Common Share – Diluted:
Net Earnings (Loss) Per Share	$3.66	$(1.44)	$3.27	$(1.63)
Weighted Average Number of Common Shares Outstanding:
Basic	26,099	32,081	26,493	32,522
Diluted	26,578	32,081	26,955	32,522

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	January 31,	July 31,	January 31,
	2004	2003	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,643	$35,273	$172,830
Merchandise Inventories	872,007	798,761	811,926
Other Current Assets	48,257	52,450	50,605

Total Current Assets	975,907	886,484	1,035,361
Property and Equipment, Net	261,730	266,167	272,056
Goodwill, Net	85,730	82,199	77,618
Other Assets	37,337	38,133	32,958
Deferred Tax Asset, Net	20,766	21,123	42,921

Total Assets	$1,381,470	$1,294,106	$1,460,914

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$417,453	$307,775	$400,382
Deferred Tax Liability, Net	46,187	46,266	21,470

Total Current Liabilities	463,640	354,041	421,852
Non-current Liabilities	99,876	103,342	106,111
Long-term Debt	138,700	184,400	86,769
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock (Par value $0.01, 5,000 shares authorized)	—	—	—
Common Stock (Par value $0.01, 70,000 shares authorized 42,196, 41,688 and 41,191 issued, and 26,486, 25,957 and 27,611 outstanding as of January 31, 2004, July 31, 2003 and January 31, 2003, respectively)	426	415	407
Additional Paid-In Capital	600,703	566,689	550,004
Accumulated Other Comprehensive	15,236	6,834	(2,933)
Income (Loss)
Accumulated Earnings	677,172	589,122	576,822
Deferred Compensation	—	—	(16)

	1,293,537	1,163,060	1,124,284
Treasury Stock	(614,283)	(510,737)	(278,102)

Total Stockholders’ Investment	679,254	652,323	846,182
Total Liabilities and Stockholders’ Investment	$1,381,470	$1,294,106	$1,460,914

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2004	2003
Net Cash Flows from Operating Activities:
Net earnings (loss)	$88,050	$(52,945)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	28,025	27,952
Amortization of long-term debt issuance costs	655	214
Deferred compensation expense	—	99
Loss on disposition of property and equipment	1,321	1,248
Impairment of goodwill	—	136,300
Impairment of fixed assets	2,207	1,697
Changes in assets and liabilities:
Merchandise inventories	(69,457)	(27,465)
Other current assets	4,372	(2,576)
Other assets	66	691
Accounts payable and accrued liabilities	110,181	68,709
Non-current liabilities	(3,466)	(3,419)

Net Cash Provided By Operating Activities	161,954	150,505

Net Cash Flows from Investing Activities:
Additions to property and equipment	(25,895)	(17,895)
Purchase of available-for-sale investments	(2,890)	(8,532)
Proceeds from sale of available-for-sale investments	3,891	9,041

Net Cash Used In Investing Activities	(24,894)	(17,386)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	314,900	166,649
Payments on revolving credit agreement	(360,600)	(166,649)
Proceeds from exercise of stock options	33,723	310
Purchase of common stock	(105,217)	(45,601)

Net Cash Used In Financing Activities	(117,194)	(45,291)

Effect of Exchange Rate Changes on Cash	504	115
Net Increase in Cash and Cash Equivalents	20,370	87,943
Cash and Cash Equivalents at Beginning of Period	$35,273	$84,887

Cash and Cash Equivalents at End of Period	$55,643	$172,830

Supplemental cash flow information:
Interest paid	$2,985	$4,020
Interest received	$163	$522
Income taxes paid (net of refunds received)	$309	$5,591

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly owned subsidiaries (collectively, the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At January 31, 2004, the Company operated 2,228 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. The Company primarily operates under seven principal brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to Zales.com. It has also leveraged its brand strength through Zales the Diamond Store Outlet® which focuses on the brand conscious, value oriented shopper in outlet malls and value oriented neighborhood power centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States of America, and Mappins Jewellers® in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates upscale jewelry stores that are considered among the finest jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda® reaches the opening price point jewelry customer primarily through mall based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six-month periods ended January 31, 2004 and January 31, 2003. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2003. The classifications in use January 31, 2004 have been applied to the financial statements for July 31, 2003 and January 31, 2003.

     The results of operations for the three month and six month periods ended January 31, 2004 and January 31, 2003, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Securities that were not included in the computation of diluted earnings per share due to their antidilutive impact were 14,500 and 44,500 of outstanding common stock options for the three and six month periods ended January 31, 2004 and 2,702,612 of outstanding common stock options for the three and six month periods ended January 31, 2003.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

EARNINGS (LOSS) PER COMMON SHARE (continued)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(amounts in thousands, except per share amount)
Net earnings (loss) available to shareholders	$97,295	$(46,222)	$88,050	$(52,945)
Basic:
Weighted average number of common shares outstanding	26,099	32,081	26,493	32,522

Net earnings (loss) per common share – basic	$3.73	$(1.44)	$3.32	$(1.63)

Diluted:
Weighted average number of common shares outstanding	26,099	32,081	26,493	32,522
Effect of dilutive stock options	479	—	462	—

Weighted average number of common shares outstanding as adjusted	26,578	32,081	26,955	32,522

Net earnings (loss) per common share – diluted	$3.66	$(1.44)	$3.27	$(1.63)

STOCK REPURCHASE PLAN

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an additional $100 million of its common stock. This most recent approval, combined with existing repurchase authorizations, made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of January 31, 2004, the Company has purchased approximately 2.2 million shares of its common stock at an aggregate cost of $104 million, leaving approximately $38 million available for future repurchases under its stock repurchase program.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

STOCK-BASED COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

     The following table illustrates the effect on the Company’s net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and as allowed by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of SFAS No. 123” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(amounts in thousands except for share amounts)
Net earnings (loss), as reported	$97,295	$(46,222)	$88,050	$(52,945)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,458)	(1,314)	(2,916)	(2,612)

Pro forma net earnings (loss)	$95,837	$(47,536)	$85,134	$(55,557)

Earnings (Loss) Per Common Share — Basic:
Earnings (Loss) Per Common Share, as reported	$3.73	$(1.44)	$3.32	$(1.63)
Earnings (Loss) Per Common Share, pro forma	$3.67	$(1.48)	$3.21	$(1.71)
Earnings (Loss) Per Common Share — Diluted:
Earnings (Loss) Per Common Share, as reported	$3.66	$(1.44)	$3.27	$(1.63)
Earnings (Loss) Per Common Share, pro forma	$3.61	$(1.48)	$3.16	$(1.71)
Weighted Average Number of Common Shares Outstanding:
Basic	26,099	32,081	26,493	32,522
Diluted	26,578	32,081	26,955	32,522

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and six month periods ended January 31, 2004 and January 31, 2003 are as follows:

	Three Months Ended		Six Month Ended
	January 31,		January 31,
	2004	2003	2004	2003
		(amounts in thousands)
Net Earnings (Loss)	$97,295	$(46,222)	$88,050	$(52,945)
Other Comprehensive Income (Loss):
Increase (decrease) in unrealized gain on investment securities, net	315	(132)	598	(714)
Increase (decrease) in unrealized gain on derivative instruments	(83)	303	328	413
Cumulative translation adjustments	(877)	2,637	7,476	3,927

Total Comprehensive Income (Loss)	$96,650	$(43,414)	$96,452	$(49,319)

     Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

LONG-TERM DEBT

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and Zale Delaware Inc., its principal operating subsidiary, up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2004, there was $138.7 million outstanding under the Revolving Credit Agreement. The effective interest rate at January 31, 2004 was 3.30 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $361.3 million in available borrowings at January 31, 2004.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

GOODWILL

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $61.3 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. In the second quarter of fiscal year 2003, the Company did conclude that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, SFAS 132, “Employers’ Disclosures about Pensions and other Post Retirement Benefits” was revised (“SFAS 132R”). This statement amends APB Opinion No. 28, “Interim Financial Reporting” to require interim-period disclosure of the components of net periodic benefit cost and the amounts of contributions and projected contributions to fund post retirement benefit plans, if significantly different from prior period disclosures. The interim-period disclosures requirements are effective for interim periods beginning December 15, 2003. The Company does not expect SFAS 132R to require any additional disclosure.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”. SAB 104 revises, clarifies or rescinds portions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. The adoption of SAB 104 had no impact on the Company’s financial position, results of operations or cash flows.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

VENDOR ALLOWANCES

     The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor’s products. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which is required to be applied to new vendor arrangements entered into after January 1, 2003. Accordingly, for fiscal year 2003, qualifying vendor reimbursements of costs incurred to advertise vendor’s products were recorded as a reduction of selling, general, and administrative expenses (“SG& A”).

     Beginning in fiscal year 2004, upon the annual renewal of existing agreements or the creation of any new agreements, certain of these vendor reimbursements have been included as a reduction of cost of sales when the inventory is sold. The table below shows the accounting impact of cash consideration received for cooperative advertising agreements resulting in decreases to cost of sales and SG&A.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
		(amounts in thousands)
Cost of sales	$(4,708)	$—	$(5,873)	$—
SG&A	$(5,330)	$(13,778)	$(10,448)	$(24,154)

     Had the prior methodology been consistently applied, the reduction to SG&A expense for vendor reimbursements for the three and six months ended January 31, 2004 would have been approximately $14.1 million and $23.9 million, respectively, and there would have been no reductions to cost of sales.

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

     Based on account balances for the shared risk programs as of January 31, 2004, the Company’s maximum potential payment would be approximately $32 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $240,000 of losses for the six months ended January 31, 2004.

     As of January 31, 2004, the reserve for both portfolios is approximately $600,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of January 31, 2004 is approximately $5.2 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESA’s”) to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. The revenue on these agreements is recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. In addition to ESA’s, the Company provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

     The changes in the Company’s product warranty programs for the reporting periods are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
		(amounts in thousands)
Beginning Balance	$31,225	$31,387	$32,160	$32,541
Extended Service Agreements Sold	19,392	15,620	27,953	22,774
Extended Service Agreement Revenue Recognized	(15,994)	(12,291)	(25,490)	(20,599)

Ending Balance	$34,623	$34,716	$34,623	$34,716

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	49.5	50.8	49.5	50.4
Selling, General and Administrative Expenses	32.4	31.5	37.7	36.8
Cost of Insurance Operations	0.1	0.2	0.2	0.3
Depreciation and Amortization Expense	1.5	1.6	2.0	2.2
Impairment of Goodwill	—	15.0	—	10.3

Operating Earnings	16.5	0.9	10.6	0.0
Interest Expense, Net	0.2	0.2	0.3	0.3

Earnings (Loss) Before Income Taxes	16.3	0.7	10.3	(0.3)
Income Taxes	6.0	5.8	3.8	3.7

Net Earnings (Loss)	10.3%	(5.1%)	6.5%	(4.0%)

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

     Total Revenues. Total revenues for the three months ended January 31, 2004, were $949.0 million, an increase of 4.5 percent over total revenues of $908.4 million for the prior year.

     Comparable store sales increased 4.3 percent in the three months ended January 31, 2004 as compared to the prior year. Comparable store sales excludes amortization of extended service agreements and includes sales for those stores in their thirteenth full month of operation. The Company attributes the increase in comparable store sales to the customer’s response to its merchandising and marketing initiatives. Merchandising was driven by expanded offerings of charms and body jewelry at Piercing Pagoda, the strength of the diamond and watch categories at Bailey Banks & Biddle Fine Jewelers, and diamond fashion assortments in the moderate brands. The marketing strategy included increased media impressions and the introduction of new branding campaigns.

     Total revenues include insurance premium revenue for credit insurance operations of $3.2 million and $3.6 million for the quarters ended January 31, 2004 and 2003, respectively.

     During the three months ended January 31, 2004, the Company opened 14 new stores and closed 8 stores. In addition, the Company opened 7 kiosks and closed 23 kiosks during the current period.

Cost of Sales. Cost of sales as a percentage of revenues was 49.5 for the three months ended January 31, 2004, a decrease of 1.3 percentage points compared to the prior year. The decrease in cost of sales as a percentage of revenues was driven primarily by initiatives implemented at Piercing Pagoda which represented approximately 0.6 percentage points of the reduction. These initiatives included direct sourcing from countries such as China and Italy, resulting in lower product costs. In addition, 0.5 percentage points of the decrease in cost of sales relates to cash consideration received from vendors previously recorded as a reduction to Selling, General and Administrative expenses.

     The Company’s LIFO provision was $0.5 million and $2.7 million for the three months ended January 31, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased 0.9 percentage points to 32.4 percent of revenues for the three months ended January 31, 2004, from 31.5 percent for the three months ended January 31, 2003. The increase was due to the results of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor”. This was offset partially by an improvement in store productivity.

     Cost of Insurance Operations. The Cost of Insurance Operations decreased $0.8 million to $1.3 million due to prior year legal fees and lower paid insurance claims than in the prior period.

Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

     Total Revenues. Total revenues for the six months ended January 31, 2004, were $1.4 billion, an increase of 3.4 percent over total revenues of $1.3 billion for the prior year.

     Comparable store sales increased 3.4 percent in the six months ended January 31, 2004 as compared to the prior year. Comparable store sales excludes amortization of extended service agreements and includes sales for those stores in their thirteenth full month of operation. The Company attributes the increase in comparable store sales to the customer’s response to its merchandising and marketing initiatives. Merchandising was driven by expanded offerings of charms and body jewelry at Piercing Pagoda, the strength of the diamond and watch categories at Bailey Banks & Biddle Fine Jewelers, and diamond fashion assortments in the moderate brands. The marketing strategy revolved around increased media impressions and the introduction of new branding campaigns.

     Total revenues include insurance premium revenue for credit insurance operations of $6.4 million and $8.5 million for the six months ended January 31, 2004 and 2003, respectively.

     For the six months ended January 31, 2004, the Company opened 21 new stores and closed 12 stores. In addition, the Company opened 12 kiosks and closed 27 kiosks during the current period.

     Cost of Sales. Cost of sales, as a percentage of revenues was 49.5 for the six months ended January 31, 2004, a decrease of 0.9 percentage points compared to the prior year. The decrease in cost of sales as a percentage of revenues was driven primarily by initiatives implemented at Piercing Pagoda which represented approximately 0.6 percentage points of the reduction. These initiatives include direct sourcing from countries such as China and Italy, resulting in lower product costs. In addition, 0.4 percentage points of the decrease in cost of sales relates to cash consideration received from vendors previously recorded as a reduction to Selling, General and Administrative expenses.

     The Company’s LIFO provision was $0.5 million and $2.7 million for six months ended January 31, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased 0.9 percentage points to 37.7 percent of revenues for the six months ended January 31, 2004 from January 31, 2003. The increase was due to the result of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor”.

     Cost of Insurance Operations. The Cost of Insurance Operations decreased $1.5 million to $3.0 million due to prior year legal fees and lower paid insurance claims than in the prior period.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth, renovations of the existing portfolio, upgrades to its management information systems and debt service. As of January 31, 2004, the Company had cash and cash equivalents of $55.6 million, of which approximately $5.2 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”). This agreement requires the Company to pledge an amount as collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs.

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

Finance Arrangements

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and Zale Delaware, Inc., its operating subsidiary, up to $500 million in commitments by certain lenders, including a $20 million sub-limit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2004, there was $138.7 million outstanding under the Revolving Credit Agreement. The effective interest rate at January 31, 2004 was 3.30 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $361.3 million in available borrowings at January 31, 2004.

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

Capital Expenditures

     The Company plans to open 83 new locations, including 23 new kiosks, for which it expects to make $20 million in capital expenditures during fiscal year 2004. During fiscal year 2004, the Company anticipates spending $31 million to remodel, relocate or refurbish approximately 174 additional locations. This along with approximately $7 million to support continued enhancements to maintain the existing store locations will allow the Company to focus on productivity of core store locations. The Company also estimates that it will make capital expenditures of $10 million during fiscal year 2004 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making $70 million of capital expenditures during fiscal year 2004.

Other Activities Affecting Liquidity

•	On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an additional $100 million of its common stock. This most recent approval combined with existing repurchase authorizations, made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of January 31, 2004, the Company has purchased approximately 2.2 million shares of its common stock at an aggregate cost of $104 million, leaving approximately $38 million available for future repurchases under its stock repurchase program.

•	Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2003 was approximately $9.6 million. As of January 31, 2004, the Company had a NOL (after limitations) of $106.2 million, which represents up to $40.8 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through 2008.

•	Citi Commerce Solutions (“Citi”), a subsidiary of Citi Group provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the contract with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

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

Based on account balances for the shared risk programs as of January 31, 2004, the Company’s maximum potential payment would be approximately $32 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $240,000 of losses for the six months ended January 31, 2004. As of January 31, 2004, the reserve for both portfolios is approximately $600,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of January 31, 2004 is approximately $5.2 million.

     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements

     In December 2003, SFAS 132, “Employers’ Disclosures about Pensions and other Post Retirement Benefits” was revised (“SFAS 132R”). This statement amends APB Opinion No. 28, “Interim Financial Reporting” to require interim-period disclosure of the components of net periodic benefit cost and the amounts of contributions and projected contributions to fund post retirement benefit plans, if significantly different from prior period. The interim-period disclosures requirements are effective for interim periods beginning December 15, 2003. The Company does not expect SFAS 132R to require any additional disclosure.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”. SAB 104 revises, clarifies or rescinds portions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. The adoption of SAB 104 had no impact on the Company’s financial position, results of operations or cash flows.

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

     Merchandise Inventories – Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory.

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

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrinkage reserve.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $61.3 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions. In the second quarter of fiscal year 2003, the Company did conclude that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Revenue Recognition – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately ninety-five percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total Revenues include extended service agreements that are recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

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

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of January 31, 2004 the realization of the deferred income tax asset is more likely than not and thus there was no valuation reserve recorded.

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

     In fiscal years 2003 and 2004, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of January 31, 2004)

	Contract	Fine Troy Ounces	Contract Gold	Contract Fair
Commodity	Settlement Date	of Gold	Price Per Ounce	Market Value
Gold	2-06-04	780	$405.667	$(2,704)
Gold	2-20-04	780	405.904	(2,714)
Gold	3-08-04	779	406.191	(2,780)
Gold	3-22-04	779	406.428	(2,837)
Gold	4-07-04	1,192	406.698	(4,443)
Gold	4-21-04	1,192	406.935	(4,530)
Gold	5-07-04	808	407.205	(3,134)
Gold	5-21-04	808	407.442	(3,193)
Gold	6-07-04	767	407.729	(3,094)
Gold	6-21-04	767	407.966	(3,149)
Gold	7-07-04	956	408.236	(4,003)
Gold	7-21-04	956	408.473	(4,072)

     In fiscal year 2004, the Company entered into foreign currency forward exchange contracts to reduce the effects of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of January 31, 2004)

	Contract	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Value
USD	02-04	$2,732,000	$1.312	$42,653
USD	03-04	1,612,000	1.314	24,966
USD	04-04	1,327,000	1.315	20,104
USD	05-04	1,773,000	1.317	26,236
USD	06-04	1,621,000	1.319	23,275
USD	07-04	1,272,000	1.320	17,855
USD	08-04	1,211,000	1.322	18,353
USD	09-04	721,000	1.324	10,060

     The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of January 31, 2004 has not materially changed since July 31, 2003. The market risk profile as of July 31, 2003 is disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

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

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits

     31.1 Certification of Principal Executive Officer

     31.2 Certification of Principal Financial Officer

     32.1 Certification of Principal Executive Officer

     32.2 Certification of Principal Financial Officer

(b) Reports on Form 8-K

     On November 6, 2003, the Company furnished under item 12 of Form 8-K, a press release reporting its sales results for the first quarter      ended October 31, 2003.

     On November 18, 2003, the Company furnished under item 12 of Form 8-K, a press release reporting its financial results for its fiscal      quarter ended October 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date March 9, 2004	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller (principal accounting officer of the registrant)