Form 10-Q
period 2004-04-30
ZALE CORP
filed 2004-06-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2004, 51,966,170 shares of the registrant’s common stock were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Total Revenues	$483,175	$449,383	$1,848,842	$1,769,859
Costs and Expenses:
Cost of Sales	232,802	220,107	908,428	885,927
Selling, General and Administrative Expenses	215,374	197,010	730,285	683,298
Cost of Insurance Operations	1,435	2,000	4,396	6,412
Depreciation and Amortization Expense	13,962	13,820	41,987	41,772
Impairment of Goodwill	—	—	—	136,300

Operating Earnings	19,602	16,446	163,746	16,150
Interest Expense, Net	1,503	1,578	5,885	5,274

Earnings Before Income Taxes	18,099	14,868	157,861	10,876
Income Taxes	6,571	5,501	58,283	54,455

Net Earnings (Loss)	$11,528	$9,367	$99,578	$(43,579)

Earnings (Loss) Per Common Share-Basic:
Net Earnings (Loss) Per Share	$0.22	$0.15	$1.88	$(0.67)
Earnings (Loss) Per Common Share Diluted:
Net Earnings (Loss) Per Share	$0.22	$0.15	$1.85	$(0.67)
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding
Basic	52,641	64,149	52,873	64,752
Diluted	53,537	64,344	53,795	64,752

See Notes to Consolidated Financial Statements (Unaudited)

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	April 30,	July 31,	April 30,
	2004	2003	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$43,869	$35,273	$172,655
Merchandise Inventories	856,016	798,761	813,066
Other Current Assets	55,661	52,450	57,082

Total Current Assets	955,546	886,484	1,042,803
Property and Equipment, Net	258,799	266,167	268,133
Goodwill, Net	83,728	82,199	81,141
Other Assets	36,628	38,133	32,671
Deferred Tax Asset, Net	20,970	21,123	31,334

Total Assets	$1,355,671	$1,294,106	$1,456,082

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$393,547	$307,775	$392,685
Deferred Tax Liability, Net	46,233	46,266	9,974

Total Current Liabilities	439,780	354,041	402,659
Non-current Liabilities	98,803	103,342	104,971
Long-term Debt	165,700	184,400	86,780
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock (Par value $0.01, 5,000 shares authorized)	—	—	—
Common Stock (Par value $0.01, 70,000 shares authorized, 51,966, 55,222 and 64,060 issued and outstanding as of April 30, 2004, July 31, 2003 and April 30, 2003, respectively)	520	552	641
Additional Paid-In Capital	—	566,552	549,840
Accumulated Other Comprehensive Income	9,308	6,834	5,098
Accumulated Earnings	641,560	589,122	586,188

	651,388	1,163,060	1,141,767
Treasury Stock	—	(510,737)	(280,095)

Total Stockholders’ Investment	651,388	652,323	861,672

Total Liabilities and Stockholders’ Investment	$1,355,671	$1,294,106	$1,456,082

See Notes to Consolidated Financial Statements (Unaudited)

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2004	2003
Net Cash Flows from Operating Activities:
Net Earnings (loss)	$99,578	$(43,579)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	41,987	41,772
Amortization of long-term debt issuance costs	990	338
Deferred compensation expense	—	115
Loss from dispositions of property and equipment	2,171	1,320
Impairment of fixed assets	2,207	1,697
Impairment of goodwill	—	136,300
Changes in assets and liabilities:
Merchandise inventories	(55,614)	(24,585)
Other current assets	(3,134)	(8,840)
Other assets	(469)	455
Accounts payable and accrued liabilities	86,466	59,594
Non-current liabilities	(4,539)	(4,559)

Net Cash Provided By Operating Activities	169,643	160,028

Net Cash Flows from Investing Activities:
Additions to property and equipment	(38,468)	(26,705)
Purchase of available-for-sale investments	(3,977)	(10,557)
Proceeds from sale of available-for-sale investments	4,840	11,887

Net Cash Used In Investing Activities	(37,605)	(25,375)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	519,200	166,649
Payments on revolving credit agreement	(537,900)	(166,649)
Proceeds from exercise of stock options	38,396	380
Purchase of common stock	(143,357)	(47,594)

Net Cash Used In Financing Activities	(123,661)	(47,214)

Effect of Exchange Rate Changes on Cash	219	329
Net Increase in Cash and Cash Equivalents	8,596	87,768
Cash and Cash Equivalents at Beginning of Period	$35,273	$84,887

Cash and Cash Equivalents at End of Period	$43,869	$172,655

Supplemental cash flow information:
Interest paid	$4,031	$7,766
Interest received	$335	$970
Income taxes paid (net of refunds received)	$1,153	$6,280

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly owned subsidiaries (the “Company”) is the largest and most diversified specialty retailer of fine jewelry in North America. At April 30, 2004, the Company operated 2,218 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. The Company primarily operates under seven principal brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the United States of America which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the internet shopper through its e- commerce site, Zales.com. It has also leveraged its brand strength through Zales the Diamond Store Outlet ®, which focuses on the brand conscious, value oriented shopper in outlet malls and value oriented neighborhood power centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the United States of America, and Mappins Jewellers® in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda® reaches the opening price point fine jewelry customer primarily through mall-based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and nine month periods ended April 30, 2004 and April 30, 2003. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of the Company. ZDel is the parent company of several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is also a wholly-owned subsidiary of the Company. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2003. The classifications in use at April 30, 2004, have been applied to the financial statements for July 31, 2003 and April 30, 2003.

     The results of operations for the three month and nine month periods ended April 30, 2004 and April 30, 2003, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Securities that were not included in the computation of diluted earnings per share due to their antidilutive impact were 10,000 and 39,000 of outstanding common stock options for the three and nine month periods ended April 30, 2004 as well as 3,139,000 and 3,783,808 of outstanding common stock options for the three and nine month periods ended April 30, 2003.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

EARNINGS (LOSS) PER COMMON SHARE (continued)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share amount)
Net earnings (loss) available to shareholders	$11,528	$9,367	$99,578	$(43,579)
Basic:
Weighted average number of common shares outstanding	52,641	64,149	52,873	64,752

Net earnings (loss) per common share – basic	$0.22	$0.15	$1.88	$(0.67)

Diluted:
Weighted average number of common shares outstanding	52,641	64,149	52,873	64,752
Effect of dilutive stock options	896	195	922	—

Weighted average number of common shares outstanding as adjusted	53,537	64,344	53,795	64,752

Net earnings (loss) per common share – diluted	$0.22	$0.15	$1.85	$(0.67)

STOCK REPURCHASE PROGRAM

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an additional $100 million of its common stock. This most recent approval, combined with existing repurchase authorizations, made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of April 30, 2004, the Company had purchased approximately 2.8 million shares at an aggregate cost of $142 million which completed its authorization under the program.

STOCK SPLIT

     On May 18, 2004, the Company announced its Board of Directors had approved a two-for-one split of the common stock of Zale Corporation. The stock split will be effected by issuing an additional share of common stock for each outstanding share of that common stock. The additional shares will be distributed June 8, 2004 to shareholders of record at the close of business on May 28, 2004. Accordingly, the Company has restated its earnings (loss) per share calculations, as well as reclassified amounts between common stock and additional-paid-in-capital to reflect the impact of the stock split of the outstanding common stock for all periods presented. In accounting for the stock split, 16.3 million shares of treasury stock were deemed reissued and an additional 9.6 million shares were issued. As the treasury shares that were reissued as part of the stock split had been purchased by the Company during the current and previous fiscal years, treasury stock has only been reclassified to show the effect of the stock split as of April 30, 2004.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

STOCK BASED COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and as allowed by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(amounts in thousands except for share amounts)
Net earnings (loss), as reported	$11,528	$9,367	$99,578	$(43,579)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,553)	(1,204)	(4,728)	(3,692)

Pro forma net earnings (loss)	$9,975	$8,163	$94,850	$(47,271)

Earnings (Loss) Per Common Share — Basic:
Earnings (Loss) Per Common Share, as reported	$0.22	$0.15	$1.88	$(0.67)
Earnings (Loss) Per Common Share, pro forma	$0.19	$0.13	$1.79	$(0.73)
Earnings (Loss) Per Common Share — Diluted:
Earnings (Loss) Per Common Share, as reported	$0.22	$0.15	$1.85	$(0.67)
Earnings (Loss) Per Common Share, pro forma	$0.19	$0.13	$1.76	$(0.73)
Weighted Average Number of Common Shares Outstanding:
Basic	52,641	64,149	52,873	64,752
Diluted	53,537	64,344	53,795	64,752

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) for the three and nine month periods ended April 30, 2004 and April 30, 2003 are as follows:

	Three Months Ended		Nine Month Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(amounts in thousands)
Net Earnings (Loss)	$11,528	$9,367	$99,578	$(43,579)
Other Comprehensive Income (Loss):
Increase (decrease) in unrealized gain on investment securities, net	(575)	578	23	(136)
Increase (decrease) in unrealized gain on derivative instruments	(473)	(168)	(145)	245
Cumulative translation adjustments	(4,880)	7,621	2,596	11,548

Total Comprehensive Income (Loss)	$5,600	$17,398	$102,052	$(31,922)

     Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

LONG-TERM DEBT

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and Zale Delaware, Inc. its principal operating subsidiary, up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2004, there was $165.7 million outstanding under the Revolving Credit Agreement. The effective interest rate at April 30, 2004 was 2.99 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $334.3 million in available borrowings at April 30, 2004.

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

GOODWILL

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., Peoples Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda Inc., $59.3 million for Peoples Jewellers and $5.0 million for other smaller acquisitions. In the second quarter of fiscal year 2003, the Company concluded, as part of its annual impairment analysis, that the fair value of Piercing Pagoda, Inc., at that time was lower than its carrying value, reflective of market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda, Inc. goodwill to approximately $19.4 million.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

VENDOR ALLOWANCES

     The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor’s products. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which was required to be applied to new vendor arrangements entered into after January 1, 2003. Accordingly, for fiscal year 2003, qualifying vendor reimbursements of costs incurred to advertise vendor’s products were recorded as a reduction of selling, general, and administrative expenses (“SG&A”).

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Cost of sales	$(2,573)	$—	$(8,447)	$—
SG&A	$(2,537)	$(5,788)	$(12,985)	$(29,942)

     Had the prior methodology been consistently applied, the reduction to SG&A expense for vendor reimbursements for the three and nine months ended April 30, 2004 would have been approximately $5.7 million and $29.7 million, respectively, and there would have been no reductions to cost of sales.

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

     Credit Programs. Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup, provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

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

     In an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.

     Based on account balances for the shared risk programs as of April 30, 2004, the Company’s maximum potential payment would be approximately $30 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $250,000 of losses for the nine months ended April 30, 2004.

     As of April 30, 2004, the reserve for both portfolios was approximately $737,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The collateral balance as of April 30, 2004, was approximately $5.6 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESA’s”) to customers to cover sizing and breakage for a two year period on certain products purchased from the Company. The revenue on these agreements is recognized over the two year period in proportion to the costs expected to be incurred in performing services under the agreements. In addition to ESA’s, the Company provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(amounts in the thousands)
Beginning Balance	$34,623	$34,716	$32,160	$32,541
Extended Service Agreements Sold	11,115	8,279	39,068	31,052
Extended Service Agreements Revenue Recognized	(12,978)	(9,106)	(38,468)	(29,704)

Ending Balance	$32,760	$33,889	$32,760	$33,889

Item 2.

ZALE CORPORATION AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report and the Company’s Form 10-K for the fiscal year ended July 31, 2003.

Results of Operations

     The following table sets forth financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	48.2	49.0	49.1	50.0
Selling, General and Administrative Expenses	44.6	43.8	39.5	38.6
Cost of Insurance Operations	0.3	0.4	0.2	0.4
Depreciation and Amortization Expense	2.9	3.1	2.3	2.4
Impairment of Goodwill	—	—	—	7.7

Operating Earnings	4.0	3.7	8.9	0.9
Interest Expense, Net	0.3	0.4	0.3	0.3

Earnings Before Income Taxes	3.7	3.3	8.6	0.6
Income Taxes	1.3	1.2	3.2	3.1

Net Earnings (Loss)	2.4%	2.1%	5.4%	(2.5%)

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

     Total Revenues. Total revenues for the three months ended April 30, 2004, were $483.2 million, an increase of 7.5 percent over total revenues of $449.4 million for the prior year.

     Comparable store sales increased 7.2 percent in the three months ended April 30, 2004 as compared to the prior year increase of 0.3 percent. Comparable store sales excludes amortization of extended service agreements and includes sales for those stores in their thirteenth full month of operation. The Company attributes the increase in comparable store sales to customer response to its merchandising and marketing initiatives. Merchandising was driven by expanded offerings of charms and body jewelry at Piercing Pagoda, the strength of the diamond and watch categories at Bailey Banks & Biddle Fine Jewelers, and diamond fashion assortments in the moderate brands. The Company increased investments in media impressions during the quarter as a part of its marketing strategy.

     Total revenues include insurance premium revenue for credit insurance operations of $3.2 million and $3.9 million for the quarters ended April 30, 2004 and 2003, respectively. The decrease in revenue is primarily due to a decrease in the percentage of proprietary credit accounts with insurance.

     During the three months ended April 30, 2004, the Company opened seven new stores and closed 11 stores. In addition, the Company opened three kiosks and closed nine kiosks.

     Cost of Sales. Cost of sales as a percentage of revenues was 48.2 for the three months ended April 30, 2004, a decrease of 0.8 percentage points compared to the prior year. The decrease in cost of sales as a percentage of revenues was driven primarily by initiatives implemented at Piercing Pagoda which generated approximately 0.3 percentage points of the reduction. These initiatives included direct importing resulting in lower product costs. In addition, 0.5 percentage points of the decrease in cost of sales relates to cash consideration received from vendors previously recorded as a reduction to Selling, General and Administrative expenses.

     The Company’s LIFO provision was $0.5 million and $0.8 million for the three months ended April 30, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses.. Selling, General and Administrative expenses (“SG&A”) increased 0.8 percentage points to 44.6 percent of revenues for the three months ended April 30, 2004, from 43.8 percent for the three months ended April 30, 2003. Approximately 0.7 percentage points of the increase was due to the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor”. In addition, approximately 0.4 percentage points of the increase was due to additional investments made by the Company in marketing to drive sales which were partially offset by improved store productivity as the Company was able to leverage the expenses.

Nine Months ended April 30, 2004 Compared to Nine Months ended April 30, 2003

     Total Revenues. Total revenues for the nine months ended April 30, 2004, were $1.85 billion, an increase of 4.5 percent over total revenues of $1.77 billion for the same period in the prior year.

     Comparable store sales increased 4.4 percent in the nine months ended April 30, 2004 as compared to an increase of 0.6 percent in the nine months ended April 30, 2003. Comparable store sales excludes amortization of extended service agreements and includes sales for those stores in their thirteenth full month of operation. The Company attributes the increase in comparable store sales to customer response to its merchandising and marketing initiatives. Merchandising was driven by expanded offerings of charms and body jewelry at Piercing Pagoda, the strength of the diamond and watch categories at Bailey Banks & Biddle Fine Jewelers, and diamond fashion assortments in the moderate brands. The marketing strategy included increased media impressions and the introduction of new branding campaigns.

     Total revenues include insurance premium revenue for credit insurance operations of $9.6 million and $12.4 million for the nine months ended April 30, 2004 and 2003, respectively. The decrease in revenue is primarily due to a decrease in the percentage of proprietary credit accounts with insurance.

     For the nine months ended April 30, 2004, the Company opened 28 new stores and closed 23 stores. In addition, the Company opened 15 kiosks and closed 36 kiosks.

     Cost of Sales. Cost of sales as a percentage of revenues was 49.1 for the nine months ended April 30, 2004, a decrease of 0.9 percentage points compared to the prior year. The decrease in cost of sales as a percentage of revenues was driven primarily by initiatives implemented at Piercing Pagoda which generated approximately 0.5 percentage points of the reduction. These initiatives include direct importing resulting in lower product costs. In addition, 0.4 percentage points of the decrease in cost of sales relates to cash consideration received from vendors previously recorded as a reduction to SG&A expenses.

     The Company’s LIFO provision was $1.0 million and $3.5 million for the nine months ended April 30, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses. Selling, General and Administrative expenses (“SG&A”) increased 0.9 percentage points to 39.5 percent of revenues for the nine months ended April 30, 2004, from 38.6 percent for the nine months ended April 30, 2003. The increase of 0.9 percentage points was due to the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor”.

     Cost of Insurance Operations. The Cost of Insurance Operations decreased $2.0 million to $4.4 million for the nine months ended April 30, 2004 primarily due to lower legal fees and paid insurance claims than in the prior period.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth, renovations of the existing portfolio, upgrades to management information systems and debt service. As of April 30, 2004, the Company had cash and cash equivalents of $43.9 million, of which approximately $5.6 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”), a subsidiary of Citigroup. This agreement requires the Company to pledge an amount as collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of shared risk credit programs.

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

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR Rate plus a margin equal to 1.75 percent (subject to adjustment as described below), or (ii) the Base Rate (which is the higher of the annual rate of interest announced from time to time by the agent bank under the Revolving Credit Agreement as its base rate or the Federal Funds Effective Rate plus 0.5 percent). The margin applicable to LIBOR Rates and letter of credit commission rates will be automatically reduced or increased from time to time based upon excess availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of 0.375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2004, there was $165.7 million outstanding under the Revolving Credit Agreement. The effective interest rate at April 30, 2004 was 2.99 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $334.3 million in available borrowings at April 30, 2004.

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

Capital Expenditures

     The Company plans to open 84 new locations, including 31 new kiosks, for which it expects to make $19 million in capital expenditures during fiscal year 2004. During fiscal year 2004, the Company anticipates spending $28 million to remodel or relocate approximately 189 additional locations. This planned expansion, along with approximately $7 million to support continued enhancements to maintain the existing store locations, will allow the Company to focus on productivity of core store locations. The Company also estimates that it will make capital expenditures of $10 million during fiscal year 2004 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making approximately $70 million of capital expenditures during fiscal year 2004. As of April 30, 2004, the Company has spent approximately $32 million to open 43 new stores, as well as to remodel, relocate, or refurbish 95 locations. In addition, the Company has made $6.5 million of capital expenditures to its management information systems and infrastructure expansion.

Other Activities Affecting Liquidity

•	On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, may purchase up to an additional $100 million of its common stock. This most recent approval combined with existing repurchase authorizations, made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of April 30, 2004, the Company has purchased approximately 2.8 million shares of its common stock at an aggregate cost of $142 million, which completed its authorization under the program.

•	Citi Commerce Solutions (“Citi”), a subsidiary of Citi Group, provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

In an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.

Based on account balances for the shared risk programs as of April 30, 2004, the Company’s maximum potential payment would be approximately $30 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $250,000 of losses for the nine months ended April 30, 2004. As of April 30, 2004, the reserve for both portfolios was approximately $737,000, which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The collateral balance as of April 30, 2004 was approximately $5.6 million.

     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s LIFO inventory. Current market trends indicate rising diamond prices. If such trends continue, the Company’s LIFO provision could be impacted. The Company currently hedges a portion of its gold purchases through forward contracts. There is no assurance that inflation will not materially affect the Company in the future.

Critical Accounting Estimates

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

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. The Company applies internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than BLS producer price or other published indices.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., Peoples Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $59.3 million recorded for Peoples Jewellers and $5.0 million for other smaller acquisitions. In the second quarter of fiscal year 2003, the Company concluded, as part of its annual impairment analysis, that the fair value of Piercing Pagoda Inc., at that time was lower than its carrying value, reflective of market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the Consolidated Statement of Operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Revenue Recognition – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. Total Revenues include extended service agreements that are recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customer who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

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

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of April 30, 2004, the realization of the deferred income tax asset is more likely than not and thus there was no valuation reserve recorded.

Cautionary Notice Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital expenditures, development of its management information systems, reserves for future credit losses under the private label credit arrangement and the impact of recent accounting developments, which are based upon management’s beliefs as well as on assumptions made by and data currently available to management. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” and similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. The following list, which is not intended to be an all encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements: that low or negative growth in the economy or in the financial markets will occur and reduce discretionary spending on goods that are, or are perceived to be “luxuries”; that levels of mall traffic may decline as a result of economic or other factors; that warehousing and distribution productivity and capacity can be maintained and further improved to support the Company’s distribution requirements; that strong competitive responses may impact the Company’s efforts to leverage its brand power with its marketing, merchandising and promotional efforts; that seasonality of the retail jewelry business or downturns in consumer spending during the fourth calendar quarter may adversely affect the Company’s results; that the Company may not be able to continue to manage its inventory and product supply effectively to respond to consumer demand; that fluctuations in gold and diamond prices may negatively affect the business; that the Company may not be able to integrate acquisitions into its existing operations or that new acquisition and alliance opportunities that enhance shareholder value may not be available on terms acceptable to the Company; that the efforts to define the strategic role of each brand of the Company may not be successful; that the Company may be unable to lease new and existing stores on suitable terms in desirable locations; that legal or governmental proceedings may have an adverse effect on the financial results or reputation of the Company; that alternate sources of merchandise supply may not be available on favorable terms to the Company during the three month period leading up to the holiday season; that key personnel who have been hired or retained by the Company may depart; that any disruption in or changes to the Company’s private label credit card arrangement with Citi may adversely affect the Company’s ability to provide consumer credit and write credit insurance; or that changes in government or regulatory requirements may increase the cost of or adversely affect the Company’s operations. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Commodity Risk — The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond market price fluctuation is not currently hedged by financial instruments.

     In fiscal year 2004, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of April 30, 2004)

	Contract	Fine Troy	Contract Gold	Contract Fair
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Market Value
Gold	5-07-04	808	$407.205	$(16,326)
Gold	5-21-04	808	407.442	(16,342)
Gold	6-07-04	767	407.729	(15,584)
Gold	6-21-04	767	407.966	(15,642)
Gold	7-07-04	956	408.236	(19,577)
Gold	7-21-04	956	408.473	(19,649)
Gold	8-06-04	400	397.650	(3,793)
Gold	8-06-04	185	386.525	304
Gold	8-20-04	400	397.880	(3,817)
Gold	8-20-04	190	386.750	302
Gold	9-07-04	633	398.177	(6,035)
Gold	9-07-04	200	387.035	322
Gold	9-21-04	634	398.407	(6,076)
Gold	9-21-04	200	387.260	313
Gold	10-07-04	1,619	398.670	(15,611)
Gold	10-07-04	400	387.520	603
Gold	10-21-04	1,620	398.901	(15,702)
Gold	10-21-04	400	387.745	585
Gold	11-08-04	1,477	399.197	(13,880)
Gold	11-08-04	300	388.050	525
Gold	11-22-04	1,478	399.427	(13,925)
Gold	11-22-04	300	388.255	525
Gold	12-07-04	224	399.674	(2,116)
Gold	12-21-04	225	399.900	(2,131)

     In fiscal year 2004, the Company entered into foreign currency forward exchange contracts to reduce the effects of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of April 30, 2004)

	Contract	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Value
USD	05-04	$1,773,000	$1.317	$71,928
USD	06-04	1,621,000	1.319	65,009
USD	07-04	1,272,000	1.320	50,484
USD	08-04	1,211,000	1.322	47,385
USD	09-04	721,000	1.324	27,719

     The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of April 30, 2004 has not materially changed since July 31, 2003. The market risk profile as of July 31, 2003 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the third quarter of 2004, prior to the effective date of the two-for-one stock split, the Company repurchased its common stock in the open market as follows:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or units)
	Total Number		Purchased as Part	that May Yet Be
	of Shares (or	Average Price	of Publicly	Purchased Under
	Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or unit)	or Programs	Programs
Feb. 1-Feb. 29	—	—	—	630,940
Mar. 1-Mar. 31	394,600	60.22	394,600	236,340
Apr. 1-Apr. 30	236,340	60.75	630,940	—

Total	630,940	60.42	630,940	—

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, and at management’s discretion, may purchase up to an additional $100 million of its common stock. This most recent approval, combined with existing repurchase authorizations, made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of April 30, 2004, the Company had purchased approximately 2.8 million shares (not adjusted for the two-for-one stock split) at an aggregate cost of $142 million which completed its authorization under the program.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32.1 Certification of Principal Executive Officer
32.2 Certification of Principal Financial Officer

(b)	Reports on Form 8-K On February 5, 2004, the Company furnished under Item 12 of Form 8-K, a press release reporting the Company’s sales results for the quarter ended January 31, 2004.

On February 17, 2004, the Company furnished under Item 12 of Form 8-K, a press release reporting the Company’s earnings for the quarter ended January 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date	June 9, 2004	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)