Form 10-K
period 2004-07-31
ZALE CORP
filed 2004-10-12
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2004

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

     Zale Corporation’s Common Stock, par value $.01 per share, is registered pursuant to Section 12 (b) of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of Zale Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of September 24, 2004 was $1.4 billion. As of September 24, 2004, 51,839,768 shares of Zale Corporation’s Common Stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates.

     Zale Corporation is an accelerated filer.

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of Zale Corporation’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 12, 2004 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

     Zale Corporation, through its wholly owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2004, the Company operated 2,234 specialty retail jewelry stores and kiosks located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the U.S. which provides traditional moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the internet shopper through its e-commerce site, Zales.com. The Company has further leveraged the brand strength through Zales Fine Jewelry Outlet (formerly, “Zales the Diamond Store Outlet”), which focuses on the brand conscious, value-oriented shopper in outlet malls and neighborhood power centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the U.S., and Mappins Jewellers® in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda® reaches the opening price point fine jewelry customer primarily through mall-based kiosks.

     During the fiscal year ended July 31, 2004 (“fiscal year 2004”), the Company generated $2.3 billion of net revenues. The Company believes it is well-positioned to compete in the approximately $45 billion, highly fragmented retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company has significant brand name recognition as a result of its long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that brand name recognition is an important advantage in jewelry retailing as products are generally unbranded and consumers must trust in a retailer’s reliability, credibility and commitment to customer service. The Company believes that consumers rely on known brand names to ensure quality. This assurance is especially important when consumers feel they lack the expertise to evaluate quality and value of jewelry purchases. As an industry leader, the Company continues to set the standard for delivering innovative and creatively designed products to consumers. The Company believes its proven ability to capitalize on evolving merchandise trends is what differentiates it from its competition. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing, distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states, Puerto Rico and Canada, and the demographic breadth of its target customer groups may serve to reduce earnings volatility typically associated with local or regional conditions.

     The Company was incorporated in Delaware in 1993 and through its predecessors, has been in business since 1924. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Its telephone number at that address is (972) 580-4000, and its Internet address is www.zalecorp.com.

Business Initiatives and Strategy

     In fiscal year 2004, the Company continued execution of its strategic plan to increase brand differentiation, strengthen its infrastructure and position the business to take advantage of identified long- term growth opportunities. Key areas addressed by the strategy are improvements to the Company’s supply chain, which includes the creation of an internal sourcing and production organization, the implementation of a real estate growth strategy, the building of a more targeted and customer-focused marketing plan, the development of a human resources vision and the establishment of a long-term information technology direction.

     The Company believes its brand management strategy, which focuses on aligning each brand’s product offerings and marketing stance with its appropriate customer segment further differentiates its brands and provides opportunity to capture market share. In fiscal year 2004, the Company continued to capitalize on these strengths and maximize its opportunities during the key gift-giving periods.

     Supply chain improvements were instrumental to the Company’s success in fiscal year 2004. A centralized product sourcing organization was established to coordinate the purchase and assembly of cut and polished diamond solitaire product. In the fall of fiscal year 2004, the Company began to assemble solitaire rings, pendants and earrings for its Canadian brands. Direct sourcing of these solitaire products has improved gross margins as well as increased revenues, and was expanded to include certain domestic brands during late fiscal year 2004. In the fiscal year ended July 31, 2005 (“fiscal year 2005”), the Company expects to increase production supplying both Gordon’s Jewelers and Zales Fine Jewelry Outlet (“Zales Outlet”) with significant portions of their solitaire needs. The Company also invested in a new manufacturing system to support its diamond solitaire direct sourcing and assembly initiative. This investment in increased production capacity should enable the Company to handle the product demands of all brands. In addition to the purchase and assembly of diamond solitaire products, direct sourcing from overseas vendors also was identified as an opportunity for Piercing Pagoda to be more up-to-the-moment with respect to fashion trends while reducing product cost. In fiscal year 2004, the success of Piercing Pagoda’s direct sourcing initiatives was critical to the Company’s earnings improvement. The Company expects direct sourcing to contribute additional improvements in merchandise margin, strengthen the supply chain and allow the Company to be more flexible and competitive in merchandising certain items over the next several years. Direct sourcing contributed 50 basis points of gross margin improvement for fiscal year 2004.

     Setting in motion the Company’s long-term supply chain improvements, the Company relocated its Piercing Pagoda distribution center to Dallas last summer. The new facility was integral in supporting Piercing Pagoda’s strong performance by shipping 47 percent more units than the same period last year, while reducing overall unit cost significantly. Future plans include opening a new integrated Canadian distribution and assembly center.

     The Company launched its growth strategy in fiscal year 2004 with projects initiated to allow a more rapid expansion of its off-mall presence in fiscal year 2005. At the center of the growth plans is Zales Fine Jewelry Outlet. Expansion into value-oriented shopping centers with recognizable tenants such as Bed Bath & Beyond, Office Depot, Target and Kohl’s is a natural extension of the business that will continue leveraging the Zales brand, provide additional flexibility to enter new markets and drive further traffic from a customer not currently served. The target customer is seeking convenience and a full service jewelry experience from a trusted brand. The plan includes opening 50 Zales Outlet stores in fiscal year 2005.

     The Company plans to further expand its off-mall presence with an urban strategy to extend the reach of the Company’s most established brand, Zales Jewelers. A few years ago, the Company entered New York City with six Zales stores, which provided the opportunity to gain market knowledge and fine tune merchandise assortments. The Company believes over time, the New York City market could reach $100 million in revenue. By increasing Zales’ presence in New York City, the Company believes it will have the scale to capitalize its marketing strengths more effectively and serve a customer that is very brand loyal. Zales Jewelers growth potential also includes establishing a presence in life-style centers across the country. The Company is currently testing this format as the Company looks to leverage one of the most recognized brands in jewelry.

     Additional growth vehicles include expansion of Piercing Pagoda in the U.S. and introduction into Canada of a smaller cart version of the Piercing Pagoda kiosk under the brand name “Peoples II,” which will leverage the product strategies of Piercing Pagoda and the brand strength of the Company’s Canadian business. The Company intends to open up to 100 mall carts under the name Peoples II during fiscal year 2005.

     The Company plans to open approximately 85 new stores, principally under the brand names Zales Fine Jewelry Outlet and Zales Jewelers, and 50 Piercing Pagoda kiosks for which it expects to incur an aggregate of approximately $32 million in capital expenditures during fiscal year 2005. The Company also plans to refurbish, remodel or relocate approximately 220 stores and kiosks at a cost of approximately $24 million during fiscal year 2005.

     In fiscal year 2004, the Company also dedicated resources to improving the effectiveness of its marketing function. The Company believes that knowledge of its different types of customers and their behaviors has improved the decision making capabilities with respect to its media buys and the message it delivers to existing and potential customers. This increased awareness has compelled the Company to further evolve the positioning of its key brands. This knowledge, along with the Company’s widely differentiated portfolio of brands, allows it to meet the needs of the jewelry-buying consumer on a more personal basis. These needs vary in importance depending on the person. Accordingly, the communication strategy utilized for each brand will vary as well. Each brand will emphasize different features – giving each brand a distinct look, style and feel.

     The Company’s goal is to establish predictive customer data to maximize the effectiveness of its marketing efforts to its existing 25 million name customer base, and target new opportunities to market its jewelry products to individuals demonstrating a high propensity to respond. The database, combined with improved statistical modeling capabilities, allows the Company to interpret the overall brand message into resonant direct mail communications. The Company is continuing to build upon these efforts through an initiative called Personal Dynamic Marketing. The goal is to combine demographics, lifestyle characteristics and transaction history into customized communications to customers. Additionally the development and utilization of proprietary clientele development systems is allowing the Company to place a personal touch on these relationship efforts.

     Investments in Company infrastructure include the development of a long-term human resource vision. At the center of this vision is an investment in an integrated human resource and payroll information system to be implemented in fiscal year 2005. The system is designed to provide on-line employee access, eliminate manual processes, and provide detailed data analysis to managers, allowing the Company to continuously enhance productivity. Organizational improvements in fiscal year 2004 included a renewed focus on new hire selection techniques and processes. Training and recruiting processes were redesigned to promote management development across all areas of the organization and improve quality and consistency across the brands. Centers of Excellence in Training and Recruiting were established during the past year to support these efforts.

     Integral to the training designed in fiscal year 2004 were programs designed to strengthen management development. The development programs consisted of sessions on communication, networking, interviewing, time management, team building and coaching. The goal is to fine-tune the managers’ skills and enhance their performance while ultimately better meeting the needs of customers.

     The Company further supported the development of product knowledge of its managers and sales associates through targeted training programs focused on diamonds and precious gemstones. At the center of this effort is an arrangement with the Diamond Council of America (“DCA”) to include training for key managers and sales associates to increase their expertise in diamonds and colored stones. Additionally, the Company has a well-developed buyer training program to develop and train new buyers on merchandise and Company standards.

     The Company has also established a long-term information technology strategy that links the Company’s business needs with its technology efforts and investments. The Company is committed to making the appropriate system investments that allow it to adapt to new technologies, gain efficiencies and achieve a competitive business advantage. The overall objective of these efforts is to provide core capabilities and enable the business to grow. During fiscal year 2004, the focus included support for direct sourcing, database marketing and clientele development, enhancing the total marketing focus on the customer, and the technology link to support the human resources strategy. In fiscal year 2004, point-of-sale system upgrades included improved transaction time with the Company’s credit providers and benefiting customers through reduced wait times. Additionally, store connectivity provides all stores with on-line access, email availability, and more efficient store processes.

     As the Company moves into fiscal year 2005, it plans to increase its focus on enhancing the store experience. The Company will be identifying the needs of its sales associates and the desires of its customers with a focus on increasing transaction speed and enhancing accessibility while improving performance.

Current Year

     Stock Repurchase Plan. On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, could purchase up to an additional $50 million of its Common Stock.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, could purchase up to an additional $100 million of its Common Stock. This approval, combined with repurchase authorizations existing at the time, made possible the Company’s repurchase of a total of approximately $142 million worth of its Common Stock. As of July 31, 2004, the Company had purchased approximately 2.8 million shares at an aggregate cost of $142 million, which completed its authorization under the program.

     Stock Split. On May 18, 2004, the Company announced its Board of Directors had approved a two-for-one split of the Common Stock. The stock split was affected by issuing an additional share of Common Stock for each outstanding share. The additional shares were distributed June 8, 2004, to shareholders of record at the close of business on May 28, 2004. Accordingly, the Company restated its earnings (loss) per share calculations, and reclassified amounts between Common Stock and additional paid-in-capital to reflect the impact of the stock split for all periods presented. In accounting for the stock split, 16.3 million shares of treasury stock were deemed reissued and an additional 9.6 million shares were issued. As the treasury shares that were reissued as part of the stock split had been repurchased by the Company during the current and previous fiscal years, treasury stock has only been reclassified to show the effect of the stock split as of July 31, 2004.

Industry and Competition

     The U.S. retail jewelry industry’s sales were approximately $45 billion in 2004. Specialty retail jewelry stores (such as the Company) account for approximately 60 percent of sales in the industry, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. The United States Census Bureau has recorded only three years of negative growth in specialty retail jewelry store sales from 1984 to 2004. Other significant segments of the industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and on-line jewelers.

     The U.S. retail jewelry industry is highly fragmented, with the seven largest companies accounting for approximately 24 percent of the market. The largest jewelry retailer is believed to be Wal-Mart Stores, Inc., which includes a wide ranging assortment of costume jewelry, followed by the Company. The Company is the largest specialty retail jewelry chain in North America, with approximately eight percent of the U.S. specialty retail jewelry market share, based on estimates from the United States Census Bureau. Only two other specialty retail jewelers had greater than three percent market share.

     Jewelry retailing is highly competitive. The Company competes with a large number of independent regional and local jewelry retailers, as well as with national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, on-line retailers and television home shopping programs. Certain of the Company’s competitors are non-specialty retailers which are larger and have greater financial resources than the Company. The malls where the Company’s stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. The Company believes that it is also competing for consumers’ discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware. Therefore, the Company competes primarily on the basis of its reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. The Company’s success is also dependent on its ability to both react to and create customer demand for specific merchandise categories.

     The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names of the Company are essential to maintaining its competitive position in the retail jewelry industry.

Operations

     The Company operates under seven principal brands. The following table presents total revenues, average sales per location and the number of locations for Zales, Zales Outlet, Gordon’s, Bailey Banks & Biddle, Peoples (including Mappins stores), and Piercing Pagoda for the periods indicated.

	Year Ended July 31,
	2004	2003	2002
Total Revenues (in thousands)
Zales (including Zales.com)	$1,070,576	$1,040,537	$1,004,223
Zales Outlet	137,613	119,270	112,366
Gordon’s	313,881	314,345	321,120
Bailey Banks & Biddle	326,086	314,886	315,002
Peoples (a)	174,058	150,416	147,466
Piercing Pagoda	269,660	256,665	273,225
Insurance Revenues	12,566	16,122	18,325

	$2,304,440	$2,212,241	$2,191,727

Average sales per location (b)
Zales	$1,390,000	$1,369,000	$1,316,000
Zales Outlet	1,287,000	1,261,000	1,294,000
Gordon’s	1,101,000	1,084,000	1,063,000
Bailey Banks & Biddle	2,848,000	2,702,000	2,614,000
Peoples	1,041,000	878,000	856,000
Piercing Pagoda	339,000	322,000	312,000

Locations opened during period
Zales	9	13	18
Zales Outlet	25	4	10
Gordon’s	9	1	2
Bailey Banks & Biddle	0	1	6
Peoples	5	3	4
Piercing Pagoda	24	15	8

	72	37	48

Locations closed during period
Zales	7	15	11
Zales Outlet	0	0	1
Gordon’s	9	12	6
Bailey Banks & Biddle	8	5	6
Peoples	9	7	5
Piercing Pagoda	39	59	68

	72	98	97

Total Locations
Zales	757	755	757
Zales Outlet	121	96	92
Gordon’s	287	287	298
Bailey Banks & Biddle	108	116	120
Peoples	163	167	171
Piercing Pagoda	798	813	857

	2,234	2,234	2,295

(a)	Reflects all revenue from Canadian operations, which constitutes all foreign operations of the Company. Long-lived assets from foreign operations totaled approximately $23.2 million at July 31, 2004.

(b)	Based on merchandise sales for locations open a full twelve months during the respective year.

Zales Jewelers

     Zales, the Company’s national flagship and the nation’s largest specialty retail jeweler, is a leading brand name in jewelry retailing in the U.S. At July 31, 2004, Zales had 757 stores in 50 states and Puerto Rico. Zales’ average store size is 1,600 square feet, and the average selling price per transaction totals $367. The Zales brand accounted for $1.1 billion or 47 percent of the Company’s total revenues in fiscal year 2004.

     Zales’ merchandise selection is generally standardized across the nation and targets customers representing a cross-section of mainstream America. In fiscal year 2004, bridal merchandise represented 43 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 57 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists generally of diamond fashion, jewelry, precious and semi-precious jewelry, gold jewelry, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection and its reputation for customer service for 80 years fosters an image of quality and trust among consumers. While placing added emphasis on the bridal segment of the business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and watches as well as its key item strategy to drive sales during gift-giving occasions throughout the year.

     Zales also introduces innovative items and capitalizes on industry trends, including platinum engagement rings, white gold, princess cut fashion jewelry and three-stone jewelry. In fiscal year 2004, Zales introduced the Zales Signature Collection, round and princess cut solitaire jewelry representing the highest quality within the classic looks of the merchandise assortment. In addition to the solitaires, the selection includes matching wedding bands and a three stone collection. Together, the Zales Signature Collection and the Zales Diamond, a proprietary stone introduced in 2002, offer the customer either a combination of high standards in cut, color and clarity or the uniqueness of a specialty cut.

     The combination of Zales’ national presence and centralized merchandise selection allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales continues to support its brand awareness through its sponsorship of events such as the Rockefeller Center Christmas Tree Lighting. Zales serves the Internet customer through its e-commerce site, Zales.com, which accounted for less than one percent of the Company’s total revenues in fiscal year 2004 (see ZLC Direct on page 11 for further discussion).

Zales Fine Jewelry Outlet

     At July 31, 2004, the Company operated 121 Zales Fine Jewelry Outlet stores in 35 states and Puerto Rico. The average store size is 2,400 square feet, and the average transaction totals $349. Zales Outlet accounted for 6 percent of the Company’s total revenues in fiscal year 2004. Zales Outlet benefits from Zales’ brand recognition and national advertising programs.

     The outlet concept has evolved into one of the strongest concepts in retail shopping today, featuring top brands in every major jewelry category. The merchandise assortment in a typical Zales Outlet store caters to the brand conscious and value-oriented female shopper, offering 20-70 percent off traditional retail prices every day. The Company has grown its Zales Outlet concept during the past six years and plans to continue its growth over the next several years. The growth opportunity for Zales Outlet in the coming years is expansion into “power strip” shopping centers. Such centers are value-oriented and characterized by their convenience to the suburban customer and such recognizable co-tenants as Bed Bath & Beyond, Office Depot, Target, and Kohl’s.

     Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales’ national advertising and brand recognition, Zales Outlet has built its own customer base, outside of the traditional Zales customer. Zales Outlet offers its own unique product line and promotional efforts geared specifically to the outlet consumer. In addition to fashion forward styles in diamonds, gemstones, gold and name brand watches, Zales Outlet has been successful with certified and exclusive products such as the “Lilla Diamond,” a diamond available only through Zales Outlet. Also, Zales Outlet’s special collection of “Exceptional Values” offers good value on best-selling items in each merchandise category.

Gordon’s Jewelers

     Gordon’s is positioned as the Company’s major regional brand. As of July 31, 2004, Gordon’s had 287 stores in 34 states and Puerto Rico. Average store size is 1,500 square feet and the average transaction totals $411. Total revenue at Gordon’s accounted for 14 percent of the Company’s total revenues in fiscal year 2004.

     The Company is continuing steps to differentiate the Gordon’s image from that of other moderate jewelers, including store remodeling and improved merchandise and marketing with a focus on leveraging its solid bridal business and market position as the relationship expert.

     Gordon’s strives to distinguish itself by understanding local and regional differences to tailor its assortments. By “versioning” its merchandise by location, Gordon’s can meet each customer’s needs and desires. Gordon’s offers a broad range of merchandise, such as diamond solitaires, jewelry set in platinum and semi-precious gems. Additionally, Gordon’s has a larger and more developed bridal business than the Company’s other brands (46%) which reflects its unique relationship with its customer. Gordon’s introduced the “Gordon’s Diamond,” which is exclusive to Gordon’s, in the fiscal year ended July 31, 2003 (“fiscal year 2003”). The “Gordon’s Diamond” collection was expanded to also include a three-stone ring. In fiscal year 2005, this collection will further be enhanced by the addition of a princess cut solitaire.

     Gordon’s utilizes a tailored approach in its marketing. Gordon’s advertising consists primarily of television and direct mail. The marketing will continue to evolve capitalizing upon the opportunity created by the bridal business to establish Gordon’s as the relationship expert, a warm, friendly place to obtain knowledgeable guidance on a significant jewelry purchase.

Bailey Banks & Biddle Fine Jewelers

     For 172 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle locations are among the pre-eminent stores in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments are carefully selected to provide treasures that will be appreciated for generations with a focus on diamonds, precious gemstones and gold jewelry, complemented by an extensive assortment of prestige watch brands and giftware.

     At July 31, 2004, Bailey Banks & Biddle operated 108 upscale jewelry stores in 31 states and Puerto Rico. The Company also utilizes the trade name Zell Bros.® for one location operated by the Bailey Banks & Biddle brand. Average store size is 3,700 square feet and the average transaction totals $1,290. Total revenue at Bailey Banks & Biddle accounted for 14 percent of the Company’s total revenues in fiscal year 2004.

     Bailey Banks & Biddle has a large customer base and prospects with upscale direct-mail catalogs and invitations to special events, enabling the stores to focus on specific products tailored for specific customers. In fiscal year 2004, Bailey Banks & Biddle introduced a new branding campaign designed to expand its increased brand awareness with a significant presence in nationally distributed and high profile magazines such as Town & Country, Architectural Digest, Departures, InStyle, Vogue, and W.

     In fiscal year 2005, Bailey Banks & Biddle expects to utilize targeted direct mail and an extensive magazine campaign to further expand its customer base. Bailey Banks & Biddle also plans to continue to utilize exclusive private label merchandise, especially in markets which carry fewer branded products, to provide unique assortments and compelling offerings. Extensive ongoing training campaigns were developed in fiscal year 2004 that are expected to enhance the shopping experiences for Bailey Banks & Biddle customers. In fiscal year 2005, Bailey Banks & Biddle will continue to differentiate itself as a premium jewelry store in key markets through site redesign. The Houston Galleria opened as the brand’s flagship store in August 2004. Similar renovations will follow in King of Prussia, Pennsylvania and Palm Beach Gardens, Florida.

Zale Canada

     Zale Canada operates 163 stores in nine provinces across Canada and enjoys the largest market share of any jewelry retailer in Canada. The stores have an average transaction totaling $280 and an average store size of 1,600 square feet. Zale Canada accounted for 8 percent of the Company’s total revenues in fiscal year 2004.

     The organization operates under two banners, Peoples Jewellers and Mappins Jewellers. The primary banner, Peoples Jewellers, is one of the most recognized brand names in Canada. Peoples Jewellers offers traditional jewelry at affordable prices, attracting a wide variety of Canadian customers. Peoples stores are based predominately in malls with the targeted customer being between the ages of 25 and 59. Using the trademark “Peoples, the Diamond Store” in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Due to the similarity in marketing and store designs, Peoples Jewellers is able to leverage opportunities with Zales Jewelers.

     Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past three years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. In addition, seasonal newspaper inserts are a key element in the Peoples’ marketing campaign. Peoples also produces a seasonal bridal book, which is mailed to customers twice a year.

     In fiscal year 2005, Peoples plans to leverage its brand strength and the merchandise successes of Piercing Pagoda, with the opening of approximately 100 mall carts under the name Peoples II. Peoples II will be stocked primarily with such merchandise as Italian charms, earrings, and body jewelry targeted at a younger, fashion-forward customer.

     Mappins Jewellers continues to be a strong second brand in Canada. Building on a history dating from 1936, Mappins is recognized as a jeweler catering to the upscale customer in key mall locations. The Mappins consumer selects from classic fashion styles at upper moderate price points. Since 2000, Mappins has had the benefit of focused newspaper inserts and targeted direct mail offers.

Piercing Pagoda

     At the entry-level price point, Piercing Pagoda targets a young, fashion-forward customer. Piercing Pagoda offers an extensive collection of popularly priced bracelets, earrings, charms, rings, and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear piercing services on site. At July 31, 2004, Piercing Pagoda operated 798 locations in 42 states and Puerto Rico, under the names Piercing Pagoda, Plum Gold, Silver and Gold Connection, and Piercing Pagoda+. Piercing Pagoda’s sales represented 12 percent of the Company’s total revenues in fiscal year 2004.

     Piercing Pagoda locations are generally located in high traffic concourses of regional shopping malls. The kiosk locations average 200 square feet in size and are easily accessible and visible within malls. In fiscal year 2004, Piercing Pagoda’s average transaction totaled $36. The kiosks focus on the opening price point customer.

     In fiscal year 2005, Piercing Pagoda plans to continue its expanded focus on the key strategies it implemented during fiscal year 2004. Such initiatives included an expanded offering of lower price point merchandise and fashion-focused items including charms, earrings and body jewelry. Additionally, increased assortments of silver, stainless steel and diamond accent products are aimed at offsetting the decline in demand for gold products. Piercing Pagoda will use its scale to create a competitive advantage by expanding direct sourcing opportunities, which proved successful at improving gross margin in fiscal year 2004. The Company will continue the expansion of the updated kiosk design introduced in fiscal year 2004. The new look, now implemented in approximately 165 locations, allows for greater merchandise capacity and is expected to improve productivity.

ZLC Direct

     For the on-line customer, the Company offers Zales.com. This e-commerce site takes advantage of the recognized brand name and marketing power of Zales Jewelers. During fiscal year 2004, Zales.com was honored by an internet trade magazine, Internet Retailer, as one of the Top 50 Internet Retailing Web Sites. The magazine evaluated each candidate based on detailed knowledge of its customers, how the web fits into its retailing strategy and its continual improvement of the on-line shopping experience. The Company remains committed to providing its customers with superior service and the best shopping experience regardless of the channel they choose to shop. In fiscal year 2005, the Company plans to launch a second brand e-commerce site under the Bailey Banks & Biddle banner. This e-commerce site will leverage the Company’s existing e-commerce infrastructure, but be appropriately tailored to the luxury jewelry customer in creative appeal and merchandise content.

Insurance Affiliates

     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued business that it continues to run off. Credit insurance operations are dependent on Company retail sales through its private label credit cards. In fiscal year 2004, 38 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citi Commerce Solutions (“Citi”), the Company’s insurance affiliates continue to provide insurance to holders of the Company’s private label credit cards and receive payments for such insurance products. Insurance premium revenues of $12.6 million, $16.1 million, and $18.3 million are included in total revenues for fiscal years ended July 31, 2004, 2003 and 2002, respectively.

Store Operations

     The Company’s stores are designed to differentiate its brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies. The Company focuses on store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases to maximize merchandise presentation. Promotional displays are changed periodically to provide variety or to reflect seasonal events.

     Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including overall store sales and certain personnel matters. Administrative matters, including purchasing, distribution and payroll are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each store offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer’s option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20% percent at the inception of the layaway transaction. Stores on occasion utilize fully-paid layaway transactions for other purposes, such as to obtain sale prices for customers in advance of an anticipated sales event. Although not material to the financial statements, the Company is aware that, on limited occasions, store personnel have allowed customers to leave with the merchandise recorded as a fully-paid layaway prior to the sale event to satisfy the customer. The Company is in the process of curtailing such activity.

     The Company has implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. In fiscal year 2004, the Company continued to experience improvements with respect to its internal losses. The Company screens employment applicants and provides its store personnel with training in loss prevention. Despite such precautions, the Company experiences losses from theft from time to time, and maintains insurance to cover such external losses.

     The Company believes it is important to provide knowledgeable and responsive customer service. There continues to be a strong focus on connecting with the customer, both through advertising and in-store communications and service. The goal is to service the customer from the first sale by maintaining a customer connection through client services. The Company has a consolidated customer service call center to more effectively address customer phone calls at lower aggregate cost.

     The Company increased the level and frequency of its employee training programs in fiscal year 2004, particularly with store managers and key sales associates. The Company also included training in sales techniques for new employees, on-the-job training for all store personnel and management training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization.

Purchasing and Inventory

     The Company purchases the majority of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at the Company’s headquarters. The Company currently purchases the majority of finished merchandise from its vendors or obtains finished merchandise on consignment. As discussed in the section “Business Initiatives and Strategy,” a centralized product sourcing organization has also been established to coordinate the purchase and assembly of core diamond products such as solitaire rings, earrings and pendants. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. The Company had approximately $162 million and $171 million of consignment inventory on hand at July 31, 2004 and 2003, respectively. During fiscal years 2004 and 2003, the Company purchased approximately 30 percent and 33 percent, respectively, of its merchandise from its top five vendors, including more than 11 percent from its top vendor in fiscal year 2004. If supply between the Company and these top vendors were disrupted, particularly at certain critical times during the year, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established.

     The Company historically has engaged in a limited amount of hedging activity with respect to merchandise held in inventory, as commodity prices have remained relatively stable. The Company is not subject to substantial currency fluctuations because most purchases are U.S. dollar-denominated. The Company continually reviews its position on hedging and will take steps to hedge certain commodity components or currency positions if appropriate. In fiscal year 2004, the Company entered into foreign currency forward exchange contracts to minimize the market risk from currency exchange rate exposure, primarily associated with its Canadian brand, Peoples Jewellers. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to capital investments anticipated to be incurred during the fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. In addition, the Company entered into forward contracts for the purchase of some of its gold in order to reduce the effects of fluctuating gold prices on inventory. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure.

     As a specialty retail jeweler, the Company could be affected by industry-wide fluctuations in the prices of diamonds, gold, and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and the Company’s suppliers is to some extent dependent on the political situation in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

     Within the jewelry industry there has been continued focus on “conflict diamonds,” which are allegedly extracted from war-torn regions and sold by organizations to fund insurrection. Through an international system of certification and legislative initiatives, the diamond trade has taken steps to ensure the exclusion from the supply chain of these diamonds, which represent a small fraction of the world’s supply. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

Proprietary Credit

     The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other sources. The Company offers revolving and interest free credit programs under its private label credit card program. Approximately 40 percent and 42 percent, respectively, of the Company’s U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by proprietary credit cards in fiscal years 2004 and 2003. The Company’s Canadian propriety credit card sales represented approximately 27 percent of total sales for both respective time periods.

     In fiscal year 2004, the Company expanded its proprietary credit offerings to include Same As Cash options, as well as continued offerings of revolving and interest free programs, all of which allowed the sales personnel to provide the customer additional financing options . In July 2000, the Company entered into a ten-year agreement with Citi, whereby Citi issues private label credit cards branded with appropriate Company trademarks, and provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., Revolving, Interest Free, Same as Cash). In the fiscal year ended July 31, 2001 (“fiscal year 2001”), the Company converted its Canadian private label credit agreement to Citi Commerce Solutions Canada.

Employees

     As of July 31, 2004, the Company had approximately 17,000 employees, less than 10 percent of whom were Canadian employees and less than one percent of whom were represented by unions. The Company usually hires temporary employees during each Holiday season.

Seasonality

     As a specialty retailer of fine jewelry, the Company’s business is seasonal in nature, with its second quarter, which includes the months of November through January, typically generating a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. Management expects such seasonality to continue.

Information Technology

     The Company’s technology systems provide information necessary for (i) management operating decisions; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); (v) customer care and (vi) expense control programs. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available on-line to merchandising staff on a timely basis, thereby increasing the merchants’ ability to be responsive to changes in customer behavior. The Company is also improving the connectivity between stores and the Company’s corporate headquarters to enhance operating efficiencies and speed of transmission.

     The Company’s information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36 month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods. The Company believes that by outsourcing this portion of its information technology systems it will continue to achieve additional efficiencies and allow the Company to focus its resources on developing and enhancing strategic initiatives.

     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $11 million in fiscal year 2005 for enhancements to its information systems and infrastructure. Fiscal year 2005 expenditures will include: implementation of a new human resource and payroll system designed to significantly streamline the data capture processing and utilization of payroll and employee life-cycle information, several technology infrastructure projects and the launch of the Bailey Banks & Biddle e-commerce site.

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

     The sale of insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company’s sale of credit and other insurance. In addition, the Company’s sale of insurance products in connection with its private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retail companies, credit cards are subject to regulation by state and federal banking regulators. The Company believes that it is currently in material compliance with all applicable state and federal regulations.

     Merchandise in the retail jewelry industry is frequently sold at a discount off the “regular” or “original” price. The Company is subject to federal and state regulations requiring retailers offering merchandise at promotional prices to offer the merchandise at regular or original prices for stated periods of time. Additionally, the Company is subject to certain truth-in-advertising and various other laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. The Company monitors changes in those laws and believes that it is in material compliance with applicable laws with respect to such practices.

Available Information

     The Company provides links to its filings with the Securities and Exchange Commission (“SEC”) and to the SEC filings of its directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Forms 3, 4 and 5), on the Company’s website at http://www.zalecorp.com, under the heading “Shareholder Information-SEC Filings”. These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC’s EDGAR system at http://www.sec.gov.

     The Company’s certificate of incorporation and bylaws as well as, the charters for the compensation, audit, nominating and corporate governance committees of its Board of Directors and the corporate governance guidelines are available on the Company’s website at http://www.zalecorp.com, under the heading “Corporate Governance”.

     The Company has a Code of Business Conduct and Ethics. All of its directors, executive officers and employees are subject to the Code. The Code is available on the Company’s web site at http://www.zalecorp.com, under the heading “Corporate Governance-Code of Business Conduct and Ethics”. Waivers of the Code will be disclosed in a SEC filing on Form 8-K.

Cautionary Notice Regarding Forward-Looking Statements

          The Company makes forward-looking statements in this Annual Report on Form 10-K and in other reports the Company files with the SEC. In addition, members of the Company’s senior management may make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding the Company’s objectives and expectations with respect to sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of its information technology plan and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding the Company’s plans and objectives. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

          Forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Some of these factors are described below. Many of these factors, both described and not described, are beyond the Company’s control.

If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be, “luxuries” may not grow and may even decrease.

          Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting disposable consumer income such as employment, wages and salaries, business conditions, credit availability and taxation policies, for the economy as a whole and in regional and local markets where the Company operates, can impact sales and earnings.

The concentration of a substantial portion of the Company’s sales in three, relatively brief selling seasons means that the Company’s performance is more susceptible to disruptions.

          A substantial portion of the Company’s sales are derived from three selling seasons — Holiday (Christmas), Valentine’s Day, and Mother’s Day. Because of the briefness of these three selling seasons, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling seasons, could materially impact sales for the affected season and, because of the importance of each of these selling seasons, could materially impact overall sales and earnings.

Most of the Company’s sales are of products that include diamonds, precious metals and other commodities, and fluctuations in the availability and pricing of commodities could impact the Company’s ability to obtain and produce products at favorable prices.

          The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on continuing supply of arrangements for raw diamonds. Any sustained interruption in this supply could have an adverse affect on the Company.

          The Company also is affected by fluctuations in the price of diamonds, gold and other commodities. The Company historically has engaged in only a limited amount of hedging against fluctuations in the costs of gold. A significant change in prices of key commodities could adversely affect the Company’s business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.

The Company’s sales are dependent upon mall traffic.

          The Company’s stores and kiosks are located primarily in shopping malls throughout the United States, Canada and Puerto Rico. The Company’s success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm the Company’s sales and earnings.

The Company operates in a highly competitive industry.

          The retail jewelry business is highly competitive, and the Company competes with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. The Company also is beginning to compete with internet sellers of jewelry. Because of the breadth and depth of this competition, the Company constantly is under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for the Company to remain competitive.

Any failure by the Company to manage its inventory effectively will negatively impact sales and earnings.

          The Company purchases much of its inventory well in advance of each selling season. In the event the Company misjudges consumer preferences or demand, the Company will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected.

Because of the Company’s dependence upon a small number of landlords for a substantial number of the Company’s locations, any significant erosion of the Company’s relationships with those landlords would negatively impact the Company’s ability to obtain and retain store locations.

          The Company is significantly dependent on its ability to operate stores in desirable locations with capital investment and lease costs that allow the Company to earn a reasonable return on its locations. The Company depends on the leasing market and its landlords to determine supply, demand, lease cost and operating costs and conditions. The Company cannot be certain as to when or whether desirable store locations will become or remain available to the Company at reasonable lease and operating costs. Further, several large landlords dominate the ownership of prime malls, and the Company is dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time-to-time the Company does have disagreements with its landlords and a significant disagreement if not resolved, could have an adverse impact on the Company.

Changes in regulatory requirements relating to the extension of credit may increase the cost of or adversely affect the Company’s operations.

          The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum aggregate amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit (including changes is the application of current laws) which would materially limit the availability of credit to the Company’s customer base could adversely affect the Company’s sales and earnings.

Any disruption in, or changes to, the Company’s private label credit card arrangement with Citi may adversely affect the Company’s ability to provide consumer credit and write credit insurance.

          The Company’s agreement with Citi, through which Citi provides financing for the Company’s customers to purchase merchandise through private label credit cards, enhances the Company’s ability to provide consumer credit and write credit insurance. Any disruption in, or change to, this agreement could have an adverse effect on the Company, especially to the extent that it materially limits credit availability to the Company’s customer base.

Acquisitions involve special risks, including the possibility that the Company may not be able to integrate acquisitions into its existing operations.

          The Company has made significant acquisitions in the past and may in the future make additional acquisitions. Difficulty integrating an acquisition into the Company’s existing infrastructure and operations may cause the Company to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and customer reach, and/or other projected benefits from the acquisition. Additionally, attractive acquisition opportunities may not be available at the time or pursuant to terms acceptable to the Company.

ITEM 2. PROPERTIES

     The Company leases a 430,000 square foot corporate headquarters facility, which lease extends through 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company leases approximately 40,000 square feet of warehouse space that in June 2003, was subleased to a third party through the remainder of the lease term, which extends through March 2009. Another 73,000 square foot building owned by the Company located in Bethlehem, Pennsylvania served as the primary distribution center for Piercing Pagoda. The Company plans to sell this building and is currently holding it available for sale. On August 31, 2004, the Company sold a 69,000 square foot building located adjacent to the Bethlehem property that was previously used for additional distribution and warehousing functions at Piercing Pagoda. The Company leases a 7,400 square foot distribution and warehousing facility in Toronto, Ontario, Canada for Peoples Jewellers. This lease extends to October 2005. The Company intends to expand its Canadian distribution operations in late fiscal year 2005, which could result in relocation of this facility. The Company also leases a 20,000 square foot distribution and warehousing facility in Irving, Texas that serves as the Piercing Pagoda distribution center.

     The Company rents most of its store retail space under leases that generally range in term from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.

     The Company leases 19 percent of its store and kiosk locations from Simon Property Group and 13 percent of its store and kiosk locations from General Growth Management, Inc. Otherwise, the Company has no relationship with any lessor relating to 10 percent or more of its store and kiosk locations.

     The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2004:

					Percentage
Term Expires	Stores	Kiosks	Other	Total	Of Total
2005 and prior	207	340	3	550	24.4%
2006	165	186	4	355	15.8%
2007	188	97	3	288	12.8%
2008	181	104	1	286	12.7%
2009 and thereafter	719	47	7	773	34.3%

Total number of leases	1,460	774	18	2,252	100.0%

     Management believes substantially all of the store leases expiring in fiscal year 2005 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without any material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2004.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following individuals serve as executive officers or are other key employees of the Company. Officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Executive Officers:

Mary L. Forté	53	President, Chief Executive Officer and Director

Sue E. Gove	46	Executive Vice President, Chief Operating Officer and Director

Mark R. Lenz	48	Group Senior Vice President, Chief Financial Officer

Pamela J. Romano	46	Group Senior Vice President and President, Zales Jewelers

Gregory Humenesky	53	Senior Vice President, Human Resources

Key Employees:

Charles E. Fieramosca	56	Senior Vice President and President, Bailey Banks & Biddle Fine Jewelers
Frank C. Mroczka	46	Senior Vice President and President, Gordon’s Jewelers
Paul G. Leonard	49	Senior Vice President and President, Piercing Pagoda
John A. Zimmermann	45	Senior Vice President and President, Peoples Jewellers
Nancy O. Skinner	54	Senior Vice President and President, Zales Fine Jewelry Outlet

Ashlee Aldridge	35	Senior Vice President, Chief Information Officer
Cynthia T. Gordon	40	Senior Vice President, Controller
Stephen C. Massanelli	48	Senior Vice President, Real Estate

Ervin G. Polze	52	Senior Vice President, Support Operations
Bernard M. Sensale, Jr	42	Senior Vice President, Marketing
George J. Slicho	55	Senior Vice President, Loss Prevention

Stephen L. Strong	44	Senior Vice President, Executive Vice President, Store Operations, Zales Jewelers
Charleen R. Wuellner	53	Senior Vice President, President, Corporate Merchandising
Hilary Molay	50	Vice President, General Counsel and Secretary

Executive Officers

     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     Ms. Mary L. Forté was named President and Chief Executive Officer and appointed to the Company’s Board of Directors effective August 1, 2002. Prior to that appointment, Ms. Forté served as Executive Vice President and Chief Merchandise Officer from February 2001 to July 2002. From January 1998 to February 2001, she served as Executive Vice President and Chief Administrative Officer. Ms. Forté joined the Company in July 1994 as the President of Gordon’s Jewelers, and served in that position until January 1998. From January 1994 to July 1994, Ms. Forté served as Senior Vice President of QVC - Home Shopping Network. From July 1991 through January 1994, Ms. Forté served as Senior Vice President of the Bon Marché, Home Division of Federated Department Store. From July 1989 to July 1991, Ms. Forté was Vice President of Rich’s Department Stores, Housewares Division. In addition to the above, Ms. Forté has an additional 14 years of retailing and merchandising experience with Macy’s, The May Department Stores Company, Inc. and Federated Department Stores.

     Ms. Sue E. Gove was appointed Chief Operating Officer effective August 1, 2002 and appointed to the Board of Directors effective September 23, 2004. She remained in the position of Chief Financial Officer until February 2003. Prior to that appointment, Ms. Gove served as Executive Vice President, Chief Financial Officer from July 1998 to July 2002. From December 1997 to July 1998, she served as Group Vice President, Chief Financial Officer. From January 1996 to December 1997, she served as Senior Vice President, Corporate Planning and Analysis. From September 1996 through June 1997, Ms. Gove also served as Senior Vice President and Treasurer, overseeing Investor Relations and the Treasury, Tax and Control functions. Ms. Gove joined the Company in 1980 and served in numerous capacities until her appointment to Vice President in 1989. Prior to joining the Company, Ms. Gove was an accountant at Data General Corporation.

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

     Ms. Pamela J. Romano was promoted to Group Senior Vice President, President of Zales Jewelers in September 2003. Ms. Romano joined the Company in September 1997 as Senior Vice President and President of Zales Jewelers. Prior to joining the Company, Ms. Romano held various merchandising positions with Macy’s.

     Mr. Gregory Humenesky was promoted to Senior Vice President, Human Resources in April 1996. From January 1995 to April 1996, Mr. Humenesky held the position of Vice President, Personnel Development and Staffing for the Company. Prior to joining the Company in 1995, Mr. Humenesky served in various positions in human resources with Macy’s.

Key Employees

     Mr. Charles E. Fieramosca joined the Company in April 2001 as Senior Vice President and President of Bailey Banks & Biddle Fine Jewelers. In the ten years prior to joining the Company, Mr. Fieramosca founded and served as the CEO of Ascend Consulting, a product and brand development company. Prior to his role at Ascend Consulting, Mr. Fieramosca held various positions with Jones New York Menswear, BASCO All American Sportswear, and Macy’s.

     Mr. Frank C. Mroczka was promoted to Senior Vice President and President, Gordon’s Jewelers in April 2003. Mr. Mroczka was previously the Senior Vice President of Store Operations for Gordon’s Jewelers, to which he was appointed in 1997. In 1993, Mr. Mroczka was promoted to Director of Stores for Gordon’s West Region. Mr Mroczka joined the Company in 1983 and served in numerous positions until his appointment to Vice President in 1997.

     Mr. Paul G. Leonard rejoined the Company in January 2002 and was appointed Senior Vice President and President of Piercing Pagoda. From May 1999 to January 2002, Mr. Leonard served as Executive Vice President, Chief Merchandise and Marketing Officer, for Friedman’s Jewelers. From January 1998 to May 1999, Mr. Leonard served as Senior Vice President and President of Corporate Merchandising for the Company. From January 1995 to January 1998, Mr. Leonard served as President of Bailey Banks and Biddle Fine Jewelers. Prior to joining the Company in 1994 as President of Corporate Merchandising, Mr. Leonard held various positions with Macy’s, the May Company, and Ames Department Stores.

     Mr. John A. Zimmermann joined the Company in May 2001 as Senior Vice President and President of Peoples Jewellers. Prior to joining the Company, Mr. Zimmermann was the Senior Vice President of Merchandising, Planning and Sales Promotion for SmarterKids.com from June 1998 to May 2001. He served as Senior Vice President of Merchandising and Sales Promotion for Big Party from November 1996 to May 1998. Mr. Zimmermann’s background in retailing includes management positions at Federated Department Stores, where he served as Divisional Vice President for Women’s Fashion Accessories for The Bon Marché.

     Ms. Nancy O. Skinner was promoted to Senior Vice President and President of Zales Fine Jewelry Outlet in August 2003. Ms. Skinner served as Vice President and Senior Vice President of Merchandising, Zales Fine Jewelry Outlet from April 2001 to July 2003. From May 1998 to April 2001, Ms. Skinner was a Diamond Buyer for Zales Fine Jewelry Outlet. Ms. Skinner joined the Company in April 1984 and has held numerous senior-buying positions in Diamond Park Fine Jewelers, Gordon’s Jewelers, and Bailey Banks & Biddle Fine Jewelers. Prior to joining the Company, Ms. Skinner held various merchandising positions with Gordon’s Jewelry Corporation.

     Ms. Ashlee Aldridge was promoted to Senior Vice President, Chief Information Officer in May 2004. Ms. Aldridge joined the Company in October 2003 as Vice President of Strategic Development. Prior to joining the Company, Ms. Aldridge served in various positions in the internal audit division of Deloitte & Touche in Dallas, Texas from June 1999 to September 2003.

     Ms. Cynthia T. Gordon was promoted to Senior Vice President, Controller in February 2003. From April 2001 to February 2003, Ms. Gordon served as Vice President of Corporate Planning. From 1998 to 2001, Ms. Gordon served as Senior Director of Investor Relations. Ms. Gordon joined the Company in October 1994 as the Director of Corporate Planning. Prior to joining the Company in 1994, Ms. Gordon served in various positions, including Director of Investor Relations and External Reporting for A Pea in the Pod, a maternity wear retailer, and in the audit division of Ernst & Young LLP in Dallas, Texas.

     Mr. Stephen C. Massanelli was appointed Senior Vice President, Real Estate in May 2004. Mr. Massanelli joined the Company in June 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of The Treadstone Group, Inc., a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles at AMRESCO, Inc. and NationsBank of Texas.

     Mr. Ervin G. Polze was appointed Senior Vice President, Support Operations in January 1996. From February 1995 through January 1996, he served as Vice President, Operations. Mr. Polze held the position of Vice President, Controller from March 1988 through February 1995. Mr. Polze joined the Company in January 1983 and served in several capacities until his appointment to Vice President in March 1988. Prior to 1983, Mr. Polze served in accounting roles with Continental Emsco, a division of LTV Corporation and in the audit division of Arthur Young, LLP in Dallas, Texas.

     Mr. Bernard M. Sensale, Jr. was promoted to Senior Vice President, Marketing in February 2003. Prior to this promotion, Mr. Sensale served as Vice President of Strategic Development from September 2002 to February 2003. From April 2001 to August 2002, Mr. Sensale served as Senior Vice President of Store Operations for Piercing Pagoda. From 1998 to April 2001, Mr. Sensale served as Vice President of Planning and Analysis. Mr. Sensale joined the Company in 1995 as Vice President of Marketing & Planning for Bailey Banks & Biddle. Prior to joining the Company, Mr. Sensale was Vice President, General Merchandise Manager for Ames Department Stores.

     Mr. George J. Slicho was promoted to the position of Senior Vice President, Loss Prevention in November 2000. Mr. Slicho began his career with the Company in March 1991 as Vice President of Loss Prevention. Prior to joining the Company, Mr. Slicho held various positions in corporate security, including Vice President of Loss Prevention and Audit for P.A. Bergner & Company. In addition, Mr. Slicho served as a special agent in various field offices of the Federal Bureau of Investigation.

     Mr. Stephen L. Strong was appointed Senior Vice President, Executive Vice President, Store Operations of Zales Jewelers in January 2002. Prior to this appointment, Mr. Strong served as President of Zales the Diamond Store Outlet from April 2001 to January 2002. From August 2000 to April 2001, Mr. Strong served as Senior Vice President of Store Operations for Zales the Diamond Store Outlet. From May 1998 to August 2000, Mr. Strong served as Vice President of Store Operations for Zales the Diamond Store Outlet. Mr. Strong joined the Company in 1981 and has served in numerous assignments, including Director of Stores for Zales Jewelers from 1994 to 1998.

     Ms. Charleen Wuellner was appointed Senior Vice President, President of Corporate Merchandising in April 2003. Prior to this appointment, Ms. Wuellner served as Senior Vice President and President, Gordon’s Jewelers from April 2001 to April 2003. Ms. Wuellner was previously the President of Zales the Diamond Store Outlet, to which she was appointed in August 2000. In August 1999, Ms. Wuellner was promoted to Senior Vice President of Zales the Diamond Store Outlet. From April 1995 to August 1999, Ms. Wuellner held senior buying positions in Zales.com and Gordon’s Jewelers. Prior to joining the Company in April 1995, Ms. Wuellner held various merchandising positions with Macy’s.

     Ms. Hilary Molay was promoted to Vice President, General Counsel and Secretary of the Company in August 2002. Ms. Molay also serves as Secretary to the Zale Board of Directors. Previously, Ms. Molay served as Director, Senior Attorney for Zale Corporation when she joined the Company in February 2000. Prior to working for the Company, Ms. Molay served in various legal positions, including Senior Attorney for J. C. Penney Company, Inc., Trial Attorney, U.S. Department of Justice, and Judicial Law Clerk, Court of Appeals of Maryland.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common Stock of the Company (the “Common Stock”) is listed on the New York Stock Exchange (“NYSE”) under the symbol “ZLC.” The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter during the two most recent fiscal years. The market prices set forth below have been adjusted to give retroactive effect to the Company’s two-for-one stock split completed on June 8, 2004.

	2004		2003
	High	Low	High	Low
First	$26.03	$22.05	$16.33	$13.25
Second	28.05	25.14	18.86	14.33
Third	31.30	26.85	17.50	14.18
Fourth	28.58	25.12	24.34	17.03

     As of September 24, 2004, the outstanding shares of Common Stock were held by approximately 651 holders of record. The Company has not paid dividends on the Common Stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, the Company’s long-term debt limits the Company’s ability to pay dividends or repurchase its Common Stock if borrowing availability under its $500 million revolving credit facility (“the Revolving Credit Agreement”) is less than $75 million. At July 31, 2004, the Company had borrowing availability under the Revolving Credit Agreement of approximately $302.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results Operations – Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements – Long Term Debt.”

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the fiscal years ended July 31, 2004, 2003, 2002, 2001, and 2000 have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,
	2004	2003	2002	2001	2000
	(amounts in thousands, except per share amounts)
Total revenues (a)	$2,304,440	$2,212,241	$2,191,727	$2,087,199	$1,834,090
Costs and expenses:
Cost of sales (b)	1,122,946	1,101,030	1,083,053	1,034,913	930,826
Special Inventory Charge	—	—	—	25,236	—
Selling, General and Administrative expenses	942,796	884,069	873,265	818,205	644,487
Cost of insurance operations	5,963	8,228	8,620	5,589	5,928
Depreciation and amortization Expense	56,381	55,690	58,340	58,290	42,431
Impairment of Goodwill	—	136,300	—	—	—
Unusual items (c)	—	—	(1,202)	4,713	—

Operating earnings	176,354	26,924	169,651	140,253	210,418
Interest expense, net	7,528	6,319	7,750	6,857	32,178
Costs of Early Retirement of Debt	—	5,910	—	—	—

Earnings before income taxes	168,826	14,695	161,901	133,396	178,240
Income taxes	62,353	55,340	59,256	51,348	66,726

Earnings (loss) before effect of accounting change	106,473	(40,645)	102,645	82,048	111,514
Effect of change in accounting principle (d)	—	—	(41,287)	—	—

Net earnings (loss)	$106,473	$(40,645)	$143,932	$82,048	$111,514

Earnings (Loss) Per Common Share – Basic:
Before effect of change in accounting principle	$2.02	$(0.63)	$1.48	$1.19	$1.58
Net Earnings (Loss) Per Share	$2.02	$(0.63)	$2.08	$1.19	$1.58
Earnings (Loss) Per Common Share – Diluted:
Before effect of change in accounting principle	$1.99	$(0.63)	$1.47	$1.18	$1.55
Net Earnings (Loss) Per Share	$1.99	$(0.63)	$2.07	$1.18	$1.55
Weighted average number of common shares outstanding: (e)
Basic	52,650	64,528	69,178	69,150	70,652
Diluted	53,519	64,528	69,692	69,502	71,766
Balance Sheet Data:
Working capital	$582,888	$532,443	$561,939	$512,418	$651,505
Total assets	1,342,084	1,294,106	1,489,265	1,408,029	1,384,961
Long-Term Debt	197,500	184,400	86,749	109,463	109,369
Total stockholders’ investment	$726,114	$652,323	$939,807	$840,563	$781,777

(a)	Data includes insurance premium revenue from credit insurance operation.

(b)	In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of last-in, first-out (“LIFO”) inventories. The effect of using internal indices instead of the Bureau of Labor Statistics price indices was to increase fiscal year 2002 net income by approximately $4.8 million. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable.

(c)	Unusual items consist of Executive Transactions charge of $2.3 million and Retiree Medical Plan Curtailment gain of $3.5 million for the year ended July 31, 2002, and Executive Transactions charge of $4.7 million for the year ended July 31, 2001.

(d)	Change in accounting principle for the write off of the excess of revalued net assets over stockholders equity (negative goodwill).

(e)	Outstanding share amounts have been adjusted to give retroactive effect to a two-for-one stock split completed on June 8, 2004.

Note: Data presented in fiscal year 2000 is inclusive of the sale of the Company’s private label credit card business. Data from Piercing Pagoda in 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc., through July 31, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business – Cautionary Notice Regarding Forward-Looking Statements.”

     Executive Overview

     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2004, the Company operated 2,234 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer as described below:

•	Zales Jewelers (including Zales.com), the Company’s national brand in the United States of America provides traditional, moderately priced jewelry to a broad range of customers.

•	Zales Fine Jewelry Outlet, (formerly Zales the Diamond Store Outlet) focuses on the brand conscious, value-oriented shopper in outlet malls and value-oriented neighborhood power centers.

•	Peoples Jewellers, the Company’s national brand in Canada offers traditional moderately priced jewelry to customers throughout Canada.

•	Gordon’s Jewelers targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases and specifically caters to the bridal customer.

•	Mappins Jewellers in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases.

•	Bailey Banks & Biddle Fine Jewelers operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and branded watches to attract more affluent customers.

•	Piercing Pagoda reaches the opening price point fine jewelry customer primarily through mall based kiosks.

Company highlights for fiscal year 2004 include:

•	Achieved $2.3 billion in net revenues.

•	Established a centralized product sourcing organization to coordinate the purchase and assembly of core diamond products.

•	Initiated direct sourcing efforts from overseas vendors to improve product pricing and fashion orientation.

•	Implemented an expanded real estate strategy encompassing an off-mall roll-out through Zales Fine Jewelry Outlet and a renewed urban strategy in New York City for Zales Jewelers.

•	Enhanced database marketing capabilities to continue to improve the effectiveness of its marketing function.

Key Strategies for fiscal year 2004, which will continue to impact fiscal year 2005 include:

•	Internal sourcing and production

•	Real estate growth strategy

•	Targeted and customer focused marketing plan

•	A human resource vision

•	A long-term information technology direction

See “Part I. Item 1. Business” for more detailed information regarding the above Executive Summary.

Results of Operations

     The following table sets forth certain financial information from the Company’s audited consolidated statements of operations expressed as a percentage of total revenues and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,
	2004	2003	2002
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	48.7	49.8	49.4
Selling, General and Administrative Expenses	40.9	39.9	39.8
Cost of Insurance Operations	0.3	0.4	0.4
Depreciation and Amortization Expense	2.5	2.5	2.7
Impairment of Goodwill	—	6.2	—
Unusual Items	—	—	—

Operating Earnings	7.6	1.2	7.7
Interest Expense, Net	0.3	0.3	0.3
Costs of Early Retirement of Debt	—	0.2	—

Earnings Before Income Taxes	7.3	0.7	7.4
Income Taxes	2.7	2.5	2.7

Earnings (Loss) Before Effect of Accounting Change	4.6	(1.8)	4.7
Effect of a Change in Accounting for the Write Off of the Excess of Revalued Net Assets Over Stockholders’ Investment	—	—	(1.9)

Net Earnings (Loss)	4.6%	(1.8)%	6.6%

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

     Total Revenues. Total revenues for fiscal year 2004 were $2.304 billion, an increase of 4.2 percent over total revenues for the prior fiscal year. During fiscal year 2004, the Company opened 48 new stores and closed 33 stores. In addition, the Company opened 24 kiosks and closed 39 kiosks during fiscal year 2004. Comparable store sales increased 3.9 percent for the fiscal year as compared to the prior fiscal year. Comparable store sales exclude amortization of extended service agreements and include sales for those stores in their thirteenth full month of operation. Total revenues include insurance premium revenue for credit insurance operations of $12.6 million and $16.1 million, respectively, for the fiscal years ending July 31, 2004 and 2003.

     The continued development of the core bridal business, which included the launch of the Zales Signature collection and the expansion of Italian charms and body jewelry in Piercing Pagoda, contributed to the total revenue increase.

     For the current fiscal year, all brands had positive comparable store sales with Bailey Banks & Biddle in the luxury market and Piercing Pagoda in the opening price point segment with the most positive results.

     Cost of Sales. Cost of sales as a percentage of revenues was 48.7 percent for the fiscal year 2004, a decrease of 1.1 percentage points over last fiscal year. The cost of sales decrease was primarily driven by the Company’s direct sourcing initiatives, which contributed 0.5 percentage points. In addition, the receipt of cash consideration from vendors, which was previously recorded as a reduction to selling, general and administrative expense (“SG&A”), is now recorded as a reduction of inventory costs, contributed 0.5 percentage points.

     The Company’s LIFO inventory provision was $2.1 million and $2.9 million for the fiscal years ended July 31, 2004 and 2003, respectively.

     Selling General and Administrative Expenses. Selling, General, and Administrative Expenses (“SG&A”) totaled $943 million, an increase of 6.7 percent over last fiscal year. As a percent of revenues, SG&A was 40.9 percent for fiscal year 2004 compared to 39.9 percent for fiscal year 2003. The increase as a percentage of total revenues is primarily due to the reclassification of cash consideration from vendors, which was previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16, which represented an increase of approximately 0.8 percentage points.

     Cost of Insurance Operations. The cost of insurance operations was $6.0 million, a decrease of 27.5 percent. As a percentage of revenues, cost of insurance operations was slightly lower at 0.3 percent for the current fiscal year, as compared to prior year at 0.4 percent.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $56.4 million, an increase of 1.2 percent, primarily due to the purchase of new assets for new store openings, renovations, and refurbishments.

     Interest Expense, Net. Interest Expense, Net was $7.5 million and $6.3 million respectively for the fiscal years ended July 31, 2004 and 2003. The increase of approximately $1.2 million is primarily a result of higher outstanding debt balance during fiscal year 2004 resulting from the Company’s tender offer executed in July 2003.

     Income Taxes. The income tax provision for the fiscal years ended July 31, 2004 and 2003 was $62.3 million and $55.3 million, respectively, reflecting an effective tax rate of 36.9 percent and 36.7 percent (excluding goodwill impairment of $136.3 million recorded in the second quarter of the fiscal year 2003). The Company realized a cash benefit from utilization of tax net operating loss carry-forwards (“NOL”) (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2004, the Company had a remaining NOL (after limitations) of $78.7 million.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

     Total Revenues. Total revenues for fiscal year 2003 were $2.212 billion, an increase of 0.9 percent over total revenues for the prior fiscal year. During fiscal year 2003, the Company opened 22 new stores and closed 39 stores. In addition, the Company opened 15 kiosks and closed 59 kiosks during fiscal year 2003. Comparable store sales increased 0.8 percent for the fiscal year. Comparable store sales exclude amortization of extended service agreements and include sales for those stores in their thirteenth full month of operation. Total revenues include insurance premium revenue for credit insurance operations of $16.1 million and $18.3 million, respectively, for the fiscal years ending July 31, 2003 and 2002.

     The continued development of the core bridal business, which included the expansion of the Zales Diamond collection to include an anniversary band and a three-stone ring, the launch of “The Gordon’s Diamond Solitaire” and three-stone ring and the introduction of the Peoples Diamond in Canada, contributed to the total revenue increase. In addition to the introduction of these proprietary stones, the Company continued to fine tune its merchandise assortments throughout fiscal year 2003.

     Despite the volatility of the external environment, three of the Company’s brands, Zales Jewelers, Peoples Jewellers, and Bailey Banks & Biddle had a positive performance that offset the negative performance of the other brands, primarily Piercing Pagoda. Piercing Pagoda showed improvements in the fourth quarter of fiscal year 2003 primarily due to the expansion of lower price point merchandise, such as charms and body jewelry.

     Cost of Sales. Cost of sales as a percentage of revenues was 49.8 percent for fiscal year 2003, an increase of 0.4 percentage points over fiscal year 2002. The cost of sales increase was primarily driven by higher promotional markdowns, especially in the kiosk business, in response to the external environment and the mix shift to bridal and solitaire categories which traditionally have lower margins. The increase was partially offset by improvement in inventory shrink results in fiscal year 2003.

     The Company’s LIFO inventory provision was $2.9 million and $1.4 million, respectively, for the fiscal years ended July 31, 2003 and 2002.

     Selling, General and Administrative Expenses. Selling, General, and Administrative Expenses (“SG&A”) were $884.1 million, an increase of 1.2 percent over fiscal year 2002. As a percent of revenues, SG&A was slightly higher at 39.9 percent for fiscal year 2003 compared to 39.8 percent for fiscal year

2002. The slight increase as a percentage of total revenues is primarily due to increased proprietary credit costs offset by lower corporate expenses resulting from cost savings initiatives.

     Cost of Insurance Operations. The cost of insurance operations was $8.2 million, a decrease of 4.5 percent. As a percentage of revenues, cost of insurance operations remained consistent at 0.4 percent for fiscal year 2003, as well as fiscal year 2002.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $55.7 million, a decrease of 4.5 percent, primarily due to the reduced capital expenditures over the past two years. Older assets have been retired or have been fully depreciated.

     Impairment of Goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2003, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, People’s Jewellers and one other smaller acquisition. The Company concluded that there was no evidence of impairment related to the Goodwill of approximately $57.8 million recorded for the People’s acquisition and $5.0 million for one other smaller acquisition. To perform the impairment test for Piercing Pagoda, the Company engaged an independent third party valuation firm. This firm calculated the estimated fair value of Piercing Pagoda using the expected present value of corresponding future cash flows and fair market values of comparable businesses where available. The calculation indicated that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which was included as a component of operating earnings in the 2003 consolidated statement of operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million for fiscal year 2003.

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

     Income Taxes. The income tax provision for the fiscal years ended July 31, 2003 and 2002 was $55.3 million and $59.3 million, respectively, reflecting an effective tax rate of 36.7 percent (excluding goodwill impairment of $136.3 million taken in the second quarter of fiscal year 2003), and 36.6 percent for the fiscal years ended July 31, 2003 and 2002, respectively. The effective tax rate for the year ended July 31, 2003, including the effect of the goodwill impairment charge of $136.3 million, was 376.6 percent. The Company did not recognize a tax benefit associated with the write-down of Piercing Pagoda goodwill since the original acquisition was a non-taxable business combination for which goodwill is not deductible for tax purposes. The Company realized a cash benefit from utilization of tax net operating loss carry-forwards (“NOL”) (after annual limitations of $19.5 million) against current and future tax liabilities. As of July 31, 2003, the Company had a remaining NOL (after limitations) of $106.2 million.

     Effect of a Change in Accounting for the Write-Off of the Excess of Revalued Net Assets Over Stockholders’ Investment. On July 21, 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. In addition, upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders investment) should be written off as a change in accounting principle. The Company adopted SFAS No. 141 in the first quarter of fiscal year 2002. As a result, the Company wrote off the Excess of Revalued Net Assets Over Stockholders’ Investment (negative goodwill) and recognized income of approximately $41.3 million in the first quarter of fiscal year 2002.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth and renovations of the existing portfolio, upgrades to its management information systems and debt service. As of July 31, 2004, the Company had cash and cash equivalents of $63.1 million, of which approximately $5.5 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”), a subsidiary of Citigroup. This agreement requires the Company to pledge an amount as collateral to Citi in the form of an interest-bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. See “Notes to Consolidated Financial Statements- Guarantee Obligations.”

     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during both the three months ended January 31, 2004 and the three months ended January 31, 2003, which include the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Cash Flow Activities

     Net cash provided by operating activities was $178.1 million, $164.8 million and $178.9 million for fiscal years 2004, 2003, and 2002, respectively. In fiscal year 2004, the increase in cash provided by operating activities was primarily due to the increase in earnings offset by the change in accounts payable and inventories. There has been an increase of approximately $24 million in owned merchandise inventories at July 31, 2004 compared to the balance at July 31, 2003. In fiscal year 2003, the net cash provided by operating activities decreased from that of the prior year primarily due to the change in accounts payable and inventory.

     Net cash used in investing activities was $60.0 million in fiscal year 2004, related to capital expenditures for new store openings, renovations and refurbishments and net purchases of investments. Net cash used in investing activities was $42.4 million in fiscal year 2003, mainly from capital expenditure for new store openings and renovations. In fiscal year 2002, net cash used in investing activities was $54.9 million, primarily from capital expenditures for new store openings and renovations.

     Net cash used in financing activities was $90.7 million in fiscal year 2004, primarily related to the repurchase of approximately 2.8 million shares of Common Stock offset slightly by borrowings under the new revolving credit facility. Net cash used in financing activities was $172.5 million in fiscal year 2003, principally related to the called and retired Senior Notes and the repurchase of approximately 6.4 million shares of Common Stock, offset by borrowing under the new revolving credit facility. The Company also repurchased on the open market and retired $13.0 million of Senior Notes in the fourth quarter of fiscal year 2002, for which it incurred an $0.8 million loss on retirement of debt.

Finance Arrangements

     The Company entered into the Revolving Credit Agreement on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and its operating subsidiary, Zale Delaware, Inc. up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBO Rate plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of .375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2004, there was $197.5 million in borrowings outstanding under the Revolving Credit Agreement and the Company had approximately $302.5 million in available borrowings. At July 31, 2004, the applicable margin for LIBOR based loans was 1.50 percent and the applicable margin for Base Rate loans was 0 percent.

          Under the Revolving Credit Agreement, if remaining borrowing availability under the facility is less than $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability is less than $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

Capital Growth

     During the year ended July 31, 2004, the Company made $60.8 million of capital expenditures, a portion of which was used to open 72 new stores and kiosks and to remodel, relocate or refurbish other locations. The Company plans to open 85 new stores, principally under the brand names Zales Jewelers and Zales Fine Jewelry Outlet and 50 new kiosks, for which it expects to incur approximately $32 million in capital expenditures during fiscal year 2005. During fiscal year 2005, the Company anticipates spending approximately $24 million to remodel, relocate or refurbish 220 additional locations. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will incur capital expenditures of approximately $11 million during fiscal year 2005 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making $80 million of capital expenditures during fiscal year 2005.

Other Activities Affecting Liquidity

•	Stock Repurchase Plan

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, and at management’s discretion could purchase up to an additional $50 million of its Common Stock.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time and at management’s discretion, could purchase up to an additional $100 million of its Common Stock. This approval, combined with repurchase authorizations existing at the time, made possible the Company’s repurchase of a total of approximately $142 million worth of its Common Stock. As of July 31, 2004, the Company had purchased approximately 2.8 million shares at an aggregate cost of $142 million, which completed its authorization under the program.

•	Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2004 was approximately $10.7 million. As of July 31, 2004, the Company had a NOL (after limitations) of $78.7 million, which represents up to $30.7 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through 2008.

•	Contractual Obligations

     Aggregate information about the Company’s contractual obligations as of July, 31, 2004 is presented in the following table.

	Payments Due by Period
		Less			More
Contractual Cash		than	1-3	4-5	than
Obligations ($ in millions)	Total	1 Year	Years	Years	5 Years	Other
Long-Term Debt (a)	$198	—	—	$198	—	—
Operating Leases (b)	907	173	289	206	239	—
Operation Services Agreement (c)	4	4	—	—	—	—
Other Long-term Liabilities (d)	22	—	—	—	—	22

Total	$1,131	$177	$289	$404	$239	$22

(a)	Long-term obligations relate to principal payments due under the Company’s Revolving Credit Agreement. (See Notes to Consolidated Financial Statement-Long-Term Debt for further discussion).

(b)	Operating lease obligations relate to minimum payments due under store lease agreements. (See Notes to Consolidated Financial Statements-Lease Commitments for further discussion).

(c)	Operation Services Agreement relates to the contract with a third party for the management of the Company’s mainframe processing operations (See Item 1. Business, Information Technology for further discussion).

(d)	Other long-term liabilities reflect future payments relating to the Company’s Post Retirement Benefits Plan. (See Notes to Consolidated Financial Statements-Post Retirement Benefits for further discussion) and loss reserves related to credit insurance. The Company has reflected these payments under “Other”, as the timing of these future payments is dependent on the actual processing of the claims.

(e)	Not included in the above table is the long-term portion ($21 million) of the incentive payment received from Citi Commerce Solutions of $41.8 million. The incentive is amortized over the life of the contract and is included in long-term liabilities on the accompanying Consolidated Balance Sheet but does not impact cash payments in future periods. (See Notes to Consolidated Financial Statements-Deferred Credit for further discussion).

(f)	Not included in the table above as purchase obligations are the Company’s ordinary course purchase orders for merchandise and obligations under employment agreements.

•	Off-Balance Sheet Arrangements

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

Based on account balances for the shared risk programs as of July 31, 2004, the Company’s maximum potential payment would be approximately $30 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $362,000 of losses for the twelve months ended July 31, 2004. As of July 31, 2004, the reserve for both portfolios is approximately $861,000 which the Company believes is adequate based on the historical trend of actual losses. As part of the shared risk programs, the Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk programs. The current collateral balance as of July 31, 2004 is approximately $5.5 million.

     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) discussed Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The principles are: (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting for revenue recognition purposes, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The consensus on EITF 00-21 will be applied prospectively for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Company adopted EITF 00-21 for the first quarter of fiscal year 2004. The adoption of EITF 00-21 had no impact on its financial position, results of operations or cash flows.

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

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”. SAB 104 revises, clarifies or rescinds portions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. The adoption of SAB 104 had no impact on the Company’s financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, tax, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Management believes the following accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. The Company applies internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the U.S. Bureau of Labor Statistics (“BLS”) producer price indices or other published indices.

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

     Long-lived Assets and Goodwill – Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda Inc., People’s Jewellers and one other smaller acquisition. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $61.2 million recorded for the People’s acquisition and $5.0 million for one other smaller acquisition. In the second quarter of fiscal year 2003, the Company did conclude that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the consolidated statement of operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million.

     Revenue Recognition – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include extended service agreements that are recognized over the two year period in proportion to the costs expected to be incurred in performing services under the agreements. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

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

     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of July 31, 2004, the realization of its gross deferred tax assets is more likely than not, and thus there was no valuation reserve recorded.

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

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2004 of $24 million.

     Based on the Company’s market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

Forward Commodity Agreements
(As of July 31, 2004)

	Contract	Fine Troy	Contract Gold	Fair Market
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Value
Gold	08-06-04	400	$397.650	$(2,623)
Gold	08-06-04	185	386.525	845
Gold	08-06-04	215	386.395	1,010
Gold	08-20-04	400	397.880	(2,629)
Gold	08-20-04	190	386.750	866
Gold	08-20-04	210	386.620	984
Gold	09-07-04	633	398.177	(4,146)
Gold	09-07-04	200	387.035	918
Gold	09-07-04	434	386.910	2,047
Gold	09-21-04	634	398.407	(4,152)
Gold	09-21-04	200	387.260	919
Gold	09-21-04	433	387.135	2,045
Gold	10-07-04	1,619	398.670	(10,510)
Gold	10-07-04	400	387.520	1,863
Gold	10-07-04	1,220	387.390	5,842
Gold	10-21-04	1,620	398.901	(10,496)
Gold	10-21-04	400	387.745	1,871
Gold	10-21-04	1,219	387.615	5,859
Gold	11-08-04	1,477	399.197	(9,359)
Gold	11-08-04	300	388.050	1,443
Gold	11-08-04	1,178	387.905	5,838
Gold	11-22-04	1,478	399.427	(9,321)
Gold	11-22-04	300	388.255	1,460
Gold	11-22-04	1,177	388.130	5,874
Gold	12-07-04	224	399.674	(1,369)
Gold	12-07-04	225	388.370	1,169
Gold	12-21-04	225	399.905	(1,364)
Gold	12-21-04	224	388.595	1,175
Gold	01-07-05	124	388.865	659
Gold	01-21-05	124	389.090	666

     The Company generally enters into forward gold purchase contracts with maturity dates of not longer than twelve months.

     Foreign Currency Contracts - As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through foreign currency exchange contracts. In fiscal year 2004, the Company entered into foreign currency exchange contracts to reduce the effect of fluctuating Canadian currency exchange rates. The table below provides information about the company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of July 31, 2004)

	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Market Value
USD	08-04	$1,211,000	1.322	$11,612
USD	09-04	721,000	1.324	6,203

     Energy Contract – In fiscal year 2003, the Company fixed the prices of certain electricity purchases under an electricity requirements contract. The contract is for a three-year period and is with a utility company to purchase electricity in the State of Texas. This contract qualifies as a “normal purchase” under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” accordingly, the fair value of the contract is not required to be recorded on the balance sheet. Payments under this contract are expected to approximate $750,000 annually based on current usage patterns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-33 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

     Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers and Key Employees of the Registrant” in Part I of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

   Equity Compensation Plan Information

     The following table provides information about Common Stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of July 31, 2004.

Equity Compensation Plan Information

Number of securities
		Weighted-	remaining available for future
	Number of securities to	average exercise	issuance under equity
	be issued upon exercise	price of	compensation plans
	of outstanding options	outstanding	(excluding securities reflected
Plan Category	(1), (3)	options	in 1st column) (2), (3)
Equity compensation plans approved by security holders	3,922,132	$20.81	5,328,100
Equity compensation plans not approved by security holders	—	—	—

Total	3,922,132	$20.81	5,328,100

(1)	Includes securities to be issued upon the exercise of outstanding options under the Zale Corporation Omnibus Stock Incentive Plan, the Zale Corporation 2003 Stock Incentive Plan and the Zale Corporation Outside Directors’ 1995 Stock Option Plan.

(2)	Includes securities available for future issuance under the Zale Corporation Outside Directors’ 1995 Stock Option Plan and the Zale Corporation 2003 Stock Incentive Plan.

(3)	The number of shares to be issued upon exercise of outstanding options and the number of securities available for future issuance under the equity compensation plans were proportionally adjusted to give effect to the Company’s two-for-one stock split completed on June 8, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the heading “Independent Auditor Fee Information” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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
Zale Corporation filings (File No.
Exhibit Number	Description of Exhibit	1-04129) unless otherwise noted
3.1	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1

3.2	Bylaws of Zale Corporation	July 31, 2000 Form 10-K, Exhibit 3.2

4.1	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1

10.1a*	Zale Corporation Savings and Investment Plan	July 31, 2000 Form 11-K, Exhibit 99

10.1b*	Amendment to Zale Corporation Savings and Investment Plan	July 31, 2001 Form 11-K, Exhibit 99

10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2

10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a

10.4a*	Zale Corporation 2003 Stock Incentive Plan	July 31, 2003 Form 10-K, Exhibit 10.4

10.4b	Form of Stock Option Award Agreement	Filed herewith.

10.4c	Form of Restricted Stock Award Agreement	Filed herewith.

10.5*	Outside Directors’ 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c

10.6a*	Executive Severance Plan	Form S-1 (Reg. No. 33-27225), Exhibit 10.23

10.6b*	Amendment to Executive Severance Plan	July 31, 1996 Form 10-K, Exhibit 10.8a

10.7a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11

The filings referenced
for incorporation by reference are
Zale Corporation filings (File No.
Exhibit Number	Description of Exhibit	1-04129) unless otherwise noted
10.7b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a

10.7c	Second Amendment to Lease Agreement for Corporate Headquarters	Filed herewith.

10.8*	Employment Agreement with Mary L. Forté, dated as of August 1, 2002	July 31, 2002 Form 10-K, Exhibit 10.9

10.9*	Employment Agreement with Sue E. Gove, dated as of August 1, 2002	July 31, 2002 Form 10-K, Exhibit 10.10

10.10*	Employment Agreement with Mark R. Lenz dated as of August 1, 2003	July 31, 2003 Form 10-K, Exhibit 10.12

10.11*	Employment Agreement with Pamela J. Romano dated as of February 28, 2003	July 31, 2003 Form 10-K, Exhibit 10.13

10.12*	Zale Corporation Executive Bonus Plan	July 31, 2003 Form 10-K, Exhibit 10.15

10.13	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2

10.14*	Form of Change of Control Agreement of Senior Vice Presidents without separate employment agreements	Filed herewith.

14	Code of Ethics	July 31, 2003 Form 10-K, Exhibit 14

21	Subsidiaries of the registrant	Filed herewith.

23.1	Consent of KPMG LLP	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99.1	Audit Committee Charter	Filed herewith.

99.2	Compensation Committee Charter	Filed herewith.

99.3	Nominating/Corporate Governance Committee Charter	Filed herewith.

4. Reports on Form 8-K

1)	On May 6, 2004, the Company filed a Current Report on Form 8-K under Item 12, Results of Operation and Financial Condition to furnish a press release reporting its sales results for the third quarter ended April 30, 2004.

2)	On May 18, 2004, the Company filed a Current Report on Form 8-K under Item 12, Results of Operation and Financial Condition to furnish a press release reporting its financial results for the third quarter ended April 30, 2004.

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

     The consolidated financial statements of the Company as of and for the year ended July 31, 2004 have been audited by KPMG LLP, independent public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

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

Mary L. Forté	Mark R. Lenz
President, Chief Executive Officer	Group Senior Vice President,
and Director	Chief Financial Officer

October 12, 2004	October 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Zale Corporation:

We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the years in the three-year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
August 30, 2004

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2004	2003	2002
Total Revenue	$2,304,440	$2,212,241	$2,191,727
Cost and Expenses:
Cost of Sales	1,122,946	1,101,030	1,083,053
Selling, General and Administrative Expenses	942,796	884,069	873,265
Cost of Insurance Operations	5,963	8,228	8,620
Depreciation and Amortization Expense	56,381	55,690	58,340
Impairment of Goodwill	—	136,300	—
Unusual Item-Executive Transaction	—	—	2,300
Unusual Item-Retiree Medical Curtailment	—	—	(3,502)

Operating Earnings	176,354	26,924	169,651
Interest Expense, Net	7,528	6,319	7,750
Cost of Early Retirement of Debt	—	5,910	—

Earnings Before Income Taxes	168,826	14,695	161,901
Income Taxes	62,353	55,340	59,256

Earnings (Loss) Before Effect of Accounting Change	106,473	(40,645)	102,645
Effect of a Change in Accounting for the Write-Off of the Excess of Revalued Net Assets over Stockholders’ Investment	—	—	(41,287)

Net Earnings (Loss)	$106,473	$(40,645)	$143,932

Earnings (Loss) Per Common Share-Basic:
Before Effect of Change in Accounting
Principle	$2.02	$(.63)	$1.48
Net Earnings (Loss) Per Share	$2.02	$(.63)	$2.08
Earnings (Loss) Per Common Share-Diluted:
Before Effect of Change in Accounting
Principle	$1.99	$(.63)	$1.47
Net Earnings (Loss) Per Share	$1.99	$(.63)	$2.07
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	52,650	64,528	69,178
Diluted	53,519	64,528	69,692

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	July 31, 2004	July 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$63,124	$35,273
Merchandise Inventories	826,824	798,761
Other Current Assets	63,956	52,450

Total Current Assets	953,904	886,484
Property and Equipment, Net	266,688	266,167
Goodwill, Net	85,583	82,199
Other Assets	35,909	38,133
Deferred Tax Asset, Net	—	21,123

Total Assets	$1,342,084	$1,294,106

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$319,599	$307,775
Deferred Tax Liability, Net	51,417	46,266

Total Current Liabilities	371,016	354,041
Non-current Liabilities	42,486	103,342
Deferred Tax Liability, Net	4,968	—
Long-term Debt	197,500	184,400
Commitments and Contingencies
Stockholders’ Investment:
Preferred Stock (Par value $0.01, 5,000 shares authorized)	—	—
Common Stock (Par value $0.01, 70,000 shares authorized, 52,110 and 55,222 shares issued and outstanding as of July 31, 2004 and 2003, respectively.)	521	552
Additional Paid-In Capital	63,661	566,552
Accumulated Other Comprehensive Income	13,470	6,834
Accumulated Earnings	648,462	589,122
Deferred Compensation	—	—

	726,114	1,163,060
Treasury Stock	—	(510,737)

Total Stockholders’ Investment	726,114	652,323

Total Liabilities and Stockholders’ Investment	$1,342,084	$1,294,106

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2004	2003	2002
Net Cash Flows from Operating Activities:
Net earnings (loss)	$106,473	$(40,645)	$143,932
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	56,381	55,690	58,340
Amortization of long-term debt issue costs	1,329	463	447
Deferred compensation expense	—	115	1,916
Impairment of Goodwill	—	136,300	—
Impairment of Fixed Assets	2,627	2,092	1,788
Loss from dispositions of property & equipment	2,429	6,194	3,908
Deferred taxes	30,976	46,286	13,668
Tax benefit associated with stock option exercises	7,955	2,292	1,537
Effect of change in accounting principle for the write-off of negative goodwill	—	—	(41,287)
Retiree medical curtailment gain	—	—	(3,502)
Changes in assets and liabilities:
Merchandise inventories	(24,431)	(9,073)	(60,940)
Other current assets	(11,150)	2,419	9,092
Other assets	(315)	(5,114)	2,009
Accounts payable and accrued liabilities	12,113	(26,011)	53,409
Non-current liabilities	(6,309)	(6,188)	(5,402)

Net Cash Provided by Operating Activities	178,078	164,820	178,915

Net Cash Flows from Investing Activities:
Additions to property and equipment	(60,788)	(43,579)	(54,159)
Purchase of available for sale investments	(4,980)	(12,964)	(8,197)
Proceeds from sale of available for sale investments	5,751	14,190	7,471

Net Cash Used in Investing Activities	(60,017)	(42,353)	(54,885)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(704,300)	(169,154)	(239,747)
Borrowings under revolving credit agreement	717,400	353,554	230,281
Senior notes repurchase	—	(86,787)	(12,735)
Proceeds from exercise of stock options	39,565	14,711	8,213
Loan origination costs on new revolving credit agreement	—	(6,563)	—
Purchase of common stock	(143,358)	(278,236)	(54,399)

Net Cash Used in Financing Activities	(90,693)	(172,475)	(68,387)

Effect of Exchange Rate Changes on Cash	483	394	(146)
Net Increase (Decrease) in Cash and Cash Equivalents	27,851	(49,614)	55,497
Cash and Cash Equivalents at Beginning of Period	35,273	84,887	29,390

Cash and Cash Equivalents at End of Period	$63,124	$35,273	$84,887

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
Supplemental cash flow information:
Interest paid	$5,559	$9,767	$9,667
Interest received	$409	$1,368	$2,141
Income taxes paid (net of refunds received)	$19,914	$33,302	$14,543

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income (Loss)
Balance July 31, 2001	69,630	$696	$539,612	$(2,355)
Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(626)
Unrealized Gain on Derivatives	—	—	—	1
Cumulative Translation Adjustments	—	—	—	(3,579)
Exercise of Stock Options, including related tax benefit	327	3	9,747	—
Purchase of Common Stock	(1,447)	—	—	—
Contribution to 401(k) plan	74	—	197	—
Restricted Stock, Cancelled	(200)	—	—	—
Deferred Compensation Amortization	—	—	—	—
Effect of Stock Split	(1,246)	(28)	28	—

Balance July 31, 2002	67,138	$671	$549,584	$(6,559)

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(243)
Unrealized Gain on Derivatives	—	—	—	259
Cumulative Translation Adjustments	—	—	—	13,377
Exercise of Stock Options, including related tax benefit	445	8	16,995	—
Purchase of Common Stock	(6,432)	—	—	—
Contribution to 401(k) plan	29	—	(154)	—
Restricted Stock Cancelled	—	—	—	—
Deferred Compensation Amortization	—	—	—	—
Effect of Stock Split	(5,958)	(127)	127	—

Balance July 31, 2003	55,222	$552	$566,552	$6,834

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)
Cumulative Translation Adjustments	—	—	—	7,091
Exercise of Stock Options, including related tax benefit	1,202	13	47,506	—
Purchase of Common Stock	(2,762)	—	—	—
Contribution to 401(k) plan	—	—	302	—
Restricted Stock Issued	75	—	—	—
Effect of Stock Split	(1,627)	(44)	(605,246)	—

Balance July 31, 2004	52,110	$521	$63,661	$13,470

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT – (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income (Loss)
Balance July 31, 2001	$485,835	$(8,253)	$(174,972)	$840,563	$79,282
Net Earnings	143,932	—	—	143,932	143,932
Unrealized Loss on Securities, net	—	—	—	(626)	(626)
Unrealized Gain on Derivatives	—	—	—	1	1
Cumulative Translation Adjustments	—	—	—	(3,579)	(3,579)
Exercise of Stock Options, including related tax benefit	—	—	—	9,750	—
Purchase of Common Stock	—	—	(54,399)	(54,399)	—
Contribution to 401(k) plan	—	—	2,048	2,245	—
Restricted Stock, Issued/Cancelled	—	6,218	(6,218)	—	—
Deferred Compensation Amortization	—	1,920	—	1,920	—
Effect of Stock Split	—	—	—	—	—

Balance July 31, 2002	$629,767	$(115)	$(233,541)	$939,807	$139,728

Net Earnings	(40,645)	—	—	(40,645)	(40,645)
Unrealized Loss On Securities, net	—	—	—	(243)	(243)
Unrealized Gain on Derivatives	—	—	—	259	259
Cumulative Translation Adjustments	—	—	—	13,377	13,377
Exercise of Stock Options, including related tax benefit	—	—	—	17,003	—
Purchase of Common Stock	—	—	(278,236)	(278,236)	—
Contribution to 401(k) plan	—	—	1,040	886	—
Restricted Stock Cancelled	—	—	—	—	—
Deferred Compensation Amortization	—	115	—	115	—
Effect of Stock Split	—	—	—	—	—

Balance July 31, 2003	$589,122	$—	$(510,737)	$652,323	$(27,252)

Net Earnings	106,473	—	—	106,473	106,473
Unrealized Loss on Securities, net	—	—	—	(163)	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)	(292)
Cumulative Translation Adjustments	—	—	—	7,091	7,091
Exercise of Stock Options, including related tax benefit	—	—	—	47,519	—
Purchase of Common Stock	—	—	(143,358)	(143,358)	—
Contribution to 401(k) plan	—	—	1,672	1,974	—
Restricted Stock Issued	—	—	—	—	—
Effect of Stock Split	(47,133)	—	652,423	—	—

Balance July 31, 2004	$648,462	$—	$—	$726,114	$113,109

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Nature of Operations. Zale Corporation, through its wholly owned subsidiaries (collectively, the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2004, the Company operated 2,234 specialty retail jewelry stores and kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer. Zales Jewelers is the Company’s national brand which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the internet shopper through its e-commerce site, Zales.com. The Company has furthered leveraged the brand strength through Zales Fine Jewelry Outlet (formerly Zales the Diamond Store Outlet) which focuses on the brand conscious, value-oriented shopper in outlet malls and value oriented neighborhood power centers. Peoples Jewellers, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers in the United States of America, and Mappins Jewellers in Canada, target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Piercing Pagoda reaches the opening price point fine jewelry customer primarily through mall based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the twelve month periods ended July 31, 2004, and July 31, 2003. The Company consolidates substantially all of its United States (“U.S.”) operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

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

     Cash and Cash Equivalents. Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short term maturity of those instruments. In addition, this amount as of July 31, 2004 includes restricted cash of $5.5 million per the agreement with Citi Commerce Solutions (“Citi”) as discussed in “Guarantee Obligations” on page F-30.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company is required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. Prior to fiscal year 2002, the Company used the Bureau of Labor Statistics (“BLS”) producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. Beginning in fiscal year 2002, the Company applies internally developed indices that the Company believes more consistently measure inflation or deflation in the components of its merchandise (i.e., diamonds, gold and other metals and precious stones) and its merchandise mix than the BLS producer indices or other published indices.

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

     Long-lived Assets and Goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur. See “Property and Equipment” herein on page F-18 for the impairment charges recorded in the periods presented.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda Inc., People’s Jewellers and one other smaller acquisition. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $61.2 million recorded for the People’s acquisition and $5.0 million for one other smaller acquisition. In the second quarter of fiscal year 2003, the Company concluded that the fair value of Piercing Pagoda was lower than its carrying value, reflective of the current market conditions and lower than expected performance. The Company recorded a non-cash charge of $136.3 million in the second quarter of fiscal year 2003, which is included as a component of operating earnings in the consolidated statement of operations, to reduce the carrying value of the Piercing Pagoda goodwill to approximately $19.4 million as of July 31, 2003.

     Depreciation and Amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter. Estimated useful lives of the assets range from three to twelve years.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Stock Based Compensation. The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Under the provision of the Company’s equity compensation plans, stock options cannot be granted at below market price.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and as allowed by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No.123” to stock based employee compensation.

	Year Ended July 31
	2004	2003	2002
	(amounts in thousands)
Net earnings (loss), as reported	$106,473	$(40,645)	$143,932
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,205)	(5,207)	(6,158)

Pro forma net earnings (loss)	$100,268	$(45,852)	$137,774

Earnings (Loss) Per Common Share–Basic:
Earnings (Loss) Per Common Share, as reported	$2.02	$(.63)	$2.08
Earnings (Loss) Per Common Share, pro forma	$1.90	$(.71)	$1.99
Earnings (Loss) Per Common Share – Diluted:
Earnings (Loss) Per Common Share, as reported	$1.99	$(.63)	$2.07
Earnings (Loss) Per Common Share, pro forma	$1.87	$(.71)	$1.98
Weighted Average Number of Common Shares Outstanding:
Basic	52,650	64,528	69,178
Diluted	53,519	64,528	69,692

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2004, 2003, and 2002, respectively: risk-free interest rate of 3.6 percent, 3.0 percent, and 3.9 percent, expected dividend yield of zero (all three fiscal years), expected life of five years (all three fiscal years), and expected volatility of 40.2 percent, 38.8 percent, and 39.9 percent. The weighted average fair value of options granted for fiscal years 2004, 2003 and 2002 is $10.93, $8.57, and $6.12, respectively.

     Revenue Recognition. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue related to merchandise sales, which is approximately ninety-five percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total Revenues include extended service agreements and are recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. Revenues also include premiums from the Company’s insurance business, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

     Credit Insurance Operations. Insurance premium revenue from credit insurance subsidiaries was $12.6 million, $16.1 million and $18.3 million for the fiscal years ended July 31, 2004, 2003, and 2002, respectively. These revenues are included in total revenues on the accompanying consolidated statement of operations. The associated cost of insurance operations was $6.0 million, $8.2 million and $8.6 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

     Advertising Expenses. Advertising expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the accompanying consolidated statements of operations. Amounts charged against operations were $83.7 million, $64.0 million and $62.9 million for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, net of amounts contributed by vendors to the Company. In fiscal year 2004, the Company adopted EITF 02-16 which resulted in a reclassification of amounts previously recorded as reductions to advertising expense to reductions of inventory costs (See Notes to Consolidated Financial Statements – Vendor Allowances for further detail). The amounts of prepaid advertising at July 31, 2004 and 2003, are $12.9 million and $8.4 million, respectively, and are classified as components of other assets in the accompanying consolidated balance sheets.

     Vendor Allowances. The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor’s products. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which was required to be applied to new vendor arrangements entered into after January 1, 2003. Accordingly, for fiscal years 2004 and 2003, qualifying vendor reimbursements of costs incurred to specifically advertise vendors’ products are recorded as a reduction of advertising expense, which is a component of selling, general, and administrative expenses. For fiscal year 2004, $18.7 million of vendor arrangements, which would have been recorded in SG&A prior to the adoption of EITF 02-16 were recorded as a reduction to the cost of the product purchased.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Beginning in fiscal year 2004, upon the annual renewal of existing agreements or the creation of any new agreements, certain of these vendor reimbursements have been included as a reduction of cost of sales when the inventory is sold. The table below shows the accounting impact of cash consideration received for cooperative advertising agreements resulting in changes to cost of sales and SG&A.

	Twelve Months Ended
	July 31,
	2004	2003
	(amounts in thousands)
Cost of sales	$(10,659)	$—
SG&A	$(14,792)	$(34,116)

     Reclassifications. The classifications in use at July 31, 2004 have been applied to the financial statements for July 31, 2003 and 2002.

     Foreign Currency. Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of comprehensive income (loss) in the accompanying consolidated statements of stockholders’ investment.

     Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into forward exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. All foreign exchange contracts are denominated in Canadian dollars and are currently with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these foreign exchange contracts.

     The Company enters into forward contracts for the purchase of gold in order to reduce the effects of fluctuating gold prices on the cost of inventory. The Company generally hedges certain planned inventory purchases covering a designated period of no longer than twelve months. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure. The purpose of the hedging activities is to minimize the effect of gold price movements on cash flows. All forward contracts are currently with one financial institution rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

     As of July 31, 2004, the Company had $6.9 million of outstanding forward contracts to purchase gold. The fair value of these gold contracts recorded in the accompanying consolidated balance sheets at July 31, 2004 is $6.9 million. The gains and losses on forward contracts realized for the fiscal years ended July 31, 2004 and 2003 were immaterial to the Company’s consolidated statement of operations. The Company had no foreign currency forward exchange contracts outstanding at July 31, 2003. As of July 31, 2004, the Company has $1.9 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying consolidated balance sheet at July 31, 2004, was $1.9 million. The estimated unrealized gains and losses as of July 31, 2004 included in Accumulated Other Comprehensive Income (Loss) for both the gold forward contracts and the currency forward exchange contracts were immaterial.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effect of a Change in Accounting Principle

     On July 21, 2001, the Financial Accounting Standards Board issued SFAS 141. SFAS 141 establishes specific criteria for the recognition of intangible assets subsequent to their acquisition, including negative goodwill. Negative goodwill related to future acquisitions should be recorded as an extraordinary item. Upon adoption, existing negative goodwill (or excess of revalued net assets over stockholders’ investment) should be written off as a change in accounting principle. The Company adopted SFAS 141 in the first quarter of fiscal year 2002. As a result, the Company recognized a cumulative effect of a change in accounting principle of approximately $41.3 million, in the first quarter of fiscal year 2002 related to the write off of the Excess of Revalued Net Assets Over Stockholders’ Investment.

     An additional result of the adoption of SFAS 141 and SFAS 142 in fiscal year 2002 was a decrease in net amortization expense. A reconciliation for the impact of the adoption of SFAS 141, and SFAS 142 to net income and earnings per share is as follows:

Year Ended
July 31,
2002
(amounts in thousands)
Net Earnings	$143,932
Subtract: Effect of a Change in Accounting Principle	(41,287)

Adjusted Net Earnings	$102,645

Earnings Per Common Share – Basic:
Reported Net Earnings	$2.08
Effect of Change in Accounting Principle	(0.60)

Adjusted Net Earnings	$1.48

Earnings Per Common Share – Diluted:
Reported Net Earnings	$2.07
Effect of Change in Accounting Principle	(0.59)

Adjusted Net Earnings	$1.48

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Merchandise Inventories

     The Company’s U.S. operations use the LIFO retail method of accounting for inventory. The LIFO provision was $2.1 million, $2.9 million and $1.4 million for the years ended July 31, 2004, 2003 and 2002, respectively. The cumulative LIFO provision reflected on the accompanying consolidated balance sheets was $21.2 million and $19.0 million at July 31, 2004 and 2003, respectively. Domestic inventories on a FIFO basis were $779.8 million and $755.7 million at July 31, 2004 and 2003, respectively.

     The Company’s Canadian operations use the FIFO retail method of accounting for inventory. Inventory, net of reserves, was approximately $68.2 million and $62.0 million at July 31, 2004 and 2003, respectively.

     Consigned inventory and related contingent obligations are not reflected in the Company’s consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales. The Company maintained consolidated consigned inventory at its retail locations of approximately $161.5 million and $170.8 million at July 31, 2004 and 2003, respectively.

     Prior to fiscal year 2002, the Company used the BLS producer price indices applied against inventory values to calculate the value of inventory on a LIFO basis. Beginning in fiscal year 2002, the Company applies internally developed indices that the Company believes more consistently measures inflation or deflation in the components of its merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and the Company’s merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 was not determinable. At the end of fiscal year 2002, the effect of using internal indices instead of the BLS producer price indices was to increase net income by approximately $4.8 million, or $0.14 per share.

Investments

     Investments in debt and equity securities are reported as Other Assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2004 will contractually mature within 1 to 29 years. Investments, principally related to the Company’s insurance subsidiaries as of July 31, 2004 and 2003 were as follows:

	July 31, 2004		July 31, 2003
	Cost	Fair Value	Cost	Fair Value
	(amounts in thousands)
U.S. government obligations	$14,882	$15,115	$15,782	$16,286
Corporate bonds and notes	5,188	5,289	3,614	3,825
Corporate equity securities	4,211	3,814	5,594	4,978

	$24,281	$24,218	$24,990	$25,089

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     All investments are classified as available for sale. At July 31, 2004 and 2003, the carrying value of investments included net unrealized loss of ($0.1) million and net unrealized gains of $0.1 million at July 31, 2004 and 2003, respectively, which are included in other comprehensive income (loss). The net realized gain (loss) on investments which totaled $0.3 million in fiscal year 2004, $0.3 million in fiscal year 2003 and ($0.1) million in fiscal year 2002, were determined on a specific identification basis. Investments with a carrying value of $4.1 million were on deposit with various state insurance departments at July 31, 2004 and 2003 as required by law.

Property And Equipment

     The Company’s property and equipment consists of the following:

	July 31, 2004	July 31, 2003
	(amounts in thousands)
Building and Leasehold Improvements	$209,738	$193,656
Furniture and Fixtures	359,894	332,439
Construction in Progress	15,824	12,177

Total Property and Equipment	585,456	538,272
Less: Accumulated Amortization and Depreciation	(318,768)	(272,105)

Total Net Property and Equipment	$266,688	$266,167

     Depreciation expense of $56.4 million, $55.7 million and $58.3 million, respectively, was recorded at July 31, 2004, 2003 and 2002. Property and equipment are depreciated over the estimated useful lives of the assets. Useful lives for leasehold improvements and furniture and fixtures are the remaining term of the lease and 3-12 years, respectively.

     The Company recorded impairment charges of $0.9 million, $1.3 million, and $1.8 million for the fiscal years ended July 31, 2004, 2003, and 2002, respectively, related to unproductive assets. These impairment charges are included in SG&A and resulted from the Company’s ongoing process to evaluate the productivity of its asset base.

     On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was previously used for additional distribution and warehousing functions at Piercing Pagoda. In fiscal year 2003, the Company recorded an impairment charge of approximately $0.8 million to reflect the write-down to the estimated fair value. In fiscal year 2004, the Company recorded an impairment charge of approximately $1.8 million to reflect the write-down to the estimated fair value. As of July 31, 2004, the carrying amount of the remaining building in Bethlehem, Pennsylvania owned by the Company is approximately $2.8 million, which represents the estimated fair value of the asset. The Company plans to sell this building and is currently holding it available for sale.

Accounts Payable and Accrued Liabilities

     The Company’s accounts payable and accrued liabilities consist of the following:

	July 31, 2004	July 31, 2003
	(amounts in thousands)
Accounts Payable	$138,800	$149,285
Accrued Payroll	42,596	31,267
Accrued Taxes	31,529	27,265
Extended Warranty Deferred Revenue	28,146	28,662
Accrued Rent	31,337	24,597
Other Accruals	47,191	46,699

Total Accounts Payable and Accrued Liabilities	$319,599	$307,775

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Non-Current Liabilities

     The Company’s non-current liabilities consist principally of the accumulated obligation for postretirement benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from Citi described below, recognized as deferred income.

     Deferred Credit. In connection with the sale of its customer receivables in fiscal year 2000, the Company entered into a ten year merchant services agreement whereby Citi will issue private label credit cards branded with appropriate Company trademarks. Citi provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the accompanying consolidated balance sheet. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment is recognized ratably over the term of the agreement. Deferred credits of $25.1 million and $29.3 million are included in the accompanying consolidated balance sheets at July 31, 2004, and 2003, respectively. The long-term portion of the deferred credits is $20.9 million and $25.1 million at July 31, 2004 and 2003, respectively.

     Tax Contingencies. At July 31, 2003, the Company had a reserve balance of $54.7 million in non- current liabilities for tax contingencies related to pre-bankruptcy income tax issues. As of July 31, 2004, the Company resolved all such issues with the Internal Revenue Service (“IRS”). Therefore, the Company reversed this reserve to additional paid-in-capital as of July 31, 2004.

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

     Retiree health benefits are no longer available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In fiscal year 2002, the Company recorded a $3.5 million gain related to the curtailment of its Retiree Medical Plan. In fiscal year 2004, the medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the continued postretirement benefits are recognized in SG&A in the accompanying consolidated statements of operations over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

	July 31, 2004	July 31, 2003
	(amounts in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5,745	$8,991
Service cost	—	—
Interest cost	349	508
Plan participant contributions	1,272	1,292
Curtailments	—	—
Amendments	—	(4,177)
Actuarial loss (gain)	(50)	1,237
Benefits Paid	(2,333)	(2,106)

Benefit obligation at end of year	$4,983	$5,745

Change in Plan Assets:
Market value at beginning of year	$—	$—
Employer contributions	1,061	814
Plan participant contributions	1,272	1,292
Benefit payments	(2,333)	(2,106)

Market value at end of year	$—	$—

Funded Status	$(4,983)	$(5,745)
Unrecognized net actuarial gain	(5,304)	(5,664)
Unrecognized prior service cost	(3,756)	(4,072)

Accrued benefit	$(14,043)	$(15,481)

     The weighted average assumption of the discount rate is 6.0 percent and 6.5 percent as of July 31, 2004 and 2003, respectively. The health care cost trend rates remain as of July 31, 2004 at 0.0 percent, as dictated by the plan design change in January 2003. Because retiree contributions will now be annually increased to shift all cost increases to participants, the expected health care cost trend rate is not relevant.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Components of net periodic (benefit) cost:

	July 31, 2004	July 31, 2003	July 31, 2002
	(amounts in thousands)
Service Cost	$—	$—	$193
Interest Cost	349	508	899
Amortization of Prior Service Cost and Gain	(726)	(607)	(177)
Settlement / Curtailment / Termination of Benefits	—	—	(4,117)

Net Periodic (Benefit) Cost	$(377)	$(99)	$(3,202)

     The plan amendment in January 2003 has effectively frozen the plan and changes in the trend are no longer relevant. Claims experience will impact the plan from year to year, but there should be no general change due to medical trend rates.

Non-Qualified Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (the “Plan”). The Plan provides eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate-owned life insurance policies. There is no material impact to the financial statements from this Plan.

Long-Term Debt

     Payoff of Senior Notes. In the fourth quarter of fiscal year 2003, the Company called and retired the remaining $87 million of its 8½ percent Senior Notes (the “Senior Notes”). The Company recognized a $5.9 million loss related to this early retirement of debt.

     Revolving Credit Agreement. The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and its operating subsidiary, Zale Delaware, Inc., up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBO Rate plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of .375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2004 and 2003, there was $197.5 million and $184.4 million outstanding, respectively, under the Revolving Credit Agreement. The effective interest rate at July 31, 2004 was 2.88 percent with the applicable margin for LIBOR based loans at 1.50 percent and the applicable margin for Base Rate loans at 0 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $302.5 million in available borrowings at July 31, 2004.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     At any time, if remaining borrowing availability under the Revolving Credit Agreement falls below $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Revolving Credit Agreement.

Lease Commitments

     The Company rents most of its retail space under leases that generally range from five to ten years and may contain base rent escalations. In fiscal year 2004, the Company amended and extended its corporate headquarters lease for thirteen and three-fourth years beginning in July 2004. Lease incentives of $1.7 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

     Rent expense is as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2004	2003	2002
	(amounts in thousands)
Retail Space:
Minimum Rentals	$182,520	$175,193	$169,274
Rentals Based on Sales	12,212	10,767	13,335

	194,732	185,960	182,609
Equipment and Corporate Headquarters	2,823	2,757	2,862

Total Rent Expense	$197,555	$188,717	$185,471

     Rent expense is included in SG&A in the accompanying consolidated statements of operations.

     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

     Future minimum rent commitments as of July 31, 2004, for all noncancelable leases of ongoing operations were as follows: 2005 — $173.2 million; 2006 — $154.0 million; 2007 — $134.9 million; 2008 — $112.9 million; 2009 — 93.5 million thereafter—$238.7 million; for a total of $907.2 million.

Interest

     Interest expense for the fiscal years ended July 31, 2004, 2003 and 2002 was $8.3 million, $7.7 million and $9.8 million, respectively.

     Interest income for the fiscal years ended July 31, 2004, 2003 and 2002 was $.8 million, $1.4 million and $2.0 million, respectively.

     In fiscal year 2003, the Company called and retired the remaining $87 million of the Senior Notes. The Company recognized a $5.9 million loss related to this early retirement of debt. This loss is reported as cost of early retirement of debt in the accompanying consolidated statements of operations.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate of 35 percent as follows:

	Year Ended	Year Ended		Year Ended
	July 31,	July 31,		July 31,
	2004	2003		2002
	(amounts in thousands)
Federal Income Tax Expense at Statutory Rate	$59,089	$5,143		$56,665
Impairment of Goodwill	—	47,705		—
State Income Taxes, Net of Federal Income Tax Benefit	2,657	2,205		2,136
Other	607	287		455

Total Income Tax Expense	$62,353	$55,340		$59,256

Effective Income Tax Rate	36.9%	376.7	%(1)	36.6%

(1)    For the fiscal year ended July 31, 2003, the effective income tax rate excluding the effect of the goodwill impairment charge of $136.3 million is 36.7 percent.

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2004	2003	2002
	(amounts in thousands)
Current Provision:
Federal	$29,375	$7,347	$41,693
Foreign	1,786	3,823	1,779
State	216	(2,116)	2,116

Total Current Provision	31,377	9,054	45,588
Deferred Provision:
Federal	22,768	39,016	10,236
Foreign	5,606	2,817	2,262
State	2,602	4,453	1,170

Total Deferred Provision	30,976	46,286	13,668

Total Income Tax Provision	$62,353	$55,340	$59,256

     As of July 31, 2004, the Company has a tax net operating loss carryforward (“NOL”) (after limitations) of $78.7 million. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carry forward can be utilized through 2008.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2004 and 2003 are presented below.

	July 31, 2004	July 31, 2003
	(amounts in thousands)
Current Deferred Taxes:
Assets —
Customer receivables	$642	$806
Accrued liabilities	37,866	22,915
State and local taxes	4,152	4,879
Net operating loss carryforward	7,601	7,601
Inventory reserves	9,163	8,426

Total Assets	59,424	44,627
Liabilities—
Merchandise inventories, principally due to LIFO reserve	(102,586)	(86,614)
Accrued liabilities	(8,255)	(4,279)

Deferred Current Tax Liability, Net	$(51,417)	$(46,266)

Non-Current Deferred Taxes:
Assets—
Net operating loss carryforward	23,061	33,179
Postretirement benefits	5,477	6,038
Accrued liabilities	9,678	9,781
Other	4,905	1,536

Total Assets	43,121	50,534
Liabilities—
Property and equipment	(36,188)	(20,619)
Other	(881)	—
Goodwill	(11,020)	(8,792)

Deferred Non-Current Tax (Liability)/Asset, Net	$(4,968)	$21,123

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The Company believes that, as of July 31, 2004 and 2003, the realization of its gross deferred income tax assets is more likely than not, and thus, there was no valuation reserve recorded.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Capital Stock

     The following disclosures, with respect to Capital Stock, have been restated to reflect the impact of the two-for-one stock split of the outstanding Common Stock for all periods presented.

     Common Stock. At July 31, 2004 and 2003, 70,000,000 shares of common stock, par value of $0.01 per share (“Common Stock”), were authorized, and 52,109,590 shares and 55,221,854 shares, respectively, were issued and outstanding.

     Stock Split. On May 18, 2004, the Company announced its Board of Directors had approved a two-for-one split of the Common Stock. The stock split was effected by issuing an additional share of common stock for each outstanding share of that common stock. The additional shares were distributed June 8, 2004 to shareholders of record at the close of business on May 28, 2004. Accordingly the Company has restated its earnings (loss) per share calculations, as well as reclassified amounts between Common Stock and additional-paid-in-capital to reflect the impact of the stock split of the outstanding Common Stock for all periods presented. In accounting for the stock split, 16.3 million shares of treasury stock were deemed reissued and an additional 9.6 million shares were issued. As the treasury shares that were reissued as part of the stock split had been purchased by the Company during the current and previous fiscal years, treasury stock has only been reclassified to show the effect of the stock split as of July 31, 2004.

     Preferred Stock. At July 31, 2004 and 2003, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None was issued or outstanding.

     Treasury Stock. The Company held 13,580,034 treasury shares at July 31, 2003. The Company reissued these shares and additional shares repurchased in fiscal year 2004 in connection with the two-for-one stock split and at July 31, 2004, held no treasury shares.

     On August 7, 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase throughout the fiscal year, up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company repurchased 1.3 million shares at an aggregate cost of $50 million in fiscal year 2002.

     In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an aggregate of $50 million of its Common Stock on the open market through July 31, 2003. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $4.4 million through July 31, 2002. In October 2002, the Company completed this program, having repurchased 3.4 million shares at an aggregate cost of $50 million under this program. The Company repurchased 1.5 million of these shares, at an aggregate cost of $45.6 million, during the first quarter of fiscal year 2003.

     On March 18, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws could purchase up to an aggregate of $50 million of its Common Stock on the open market. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $7.5 million through July 31, 2003.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     On July 1, 2003, the Company entered into a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 6.4 million shares of its outstanding Common Stock at a price per share of not less than $21.00 nor in excess of $24.00 per share, for an aggregate purchase price of up to $307.2 million. The Tender Offer enabled the Company to repurchase approximately 4.7 million shares of Common Stock at an aggregate cost of approximately $225 million.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws could purchase up to an additional $100 million of its Common Stock. This approval, combined with existing repurchase authorizations existing at the time, made possible the Company’s repurchase of a total of approximately $142 million worth of its Common Stock. As of July 31, 2004, the Company had purchased approximately 2.8 million shares at an aggregate cost of $142 million which completed its authorization under the program.

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of its Common Stock.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Incentive Stock Plan. During the fiscal year ended July 31, 2004, the Company had three stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), and the Zale Corporation 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”). The Omnibus Plan expired with respect to new grants on July 30, 2003, and was replaced by the 2003 Stock Incentive Plan, which was approved in November 2003. The 2003 Stock Incentive Plan was designed to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 6,000,000 shares of Common Stock, including previously granted shares, are available for grant under the 2003 Stock Incentive Plan to eligible employees. The 2003 Stock Incentive Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the 2003 Stock Incentive Plan. Restricted Stock granted under the 2003 Stock Incentive Plan vests on the third anniversary of the grant date and is non-transferable prior to vesting. Options granted under the 2003 Stock Incentive Plan (i) are granted at an exercise price not less than the fair market value of the shares of Common Stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. The Directors’ Plan authorizes the Company to grant options to non-employee directors at fair market value of the Company’s Common Stock on the date of grant. The options vest over a four year period and expire ten years from the date of grant. The maximum number of shares which may be granted under the Directors’ Plan is 600,000.

     During February 1999, 361,384 shares of restricted Common Stock were granted to certain key employees. The restricted shares were valued in the aggregate at $5.7 million as of the grant date. These shares vested ratably on each of the anniversaries ranging from two to four years from the date of grant and were subject to restrictions on their sale or transfer. During July 2001, 500,000 shares of restricted Common Stock valued at $7.9 million as of the grant date were granted to a key employee, and 100,000 of these shares vested on the first anniversary of the grant date. In fiscal year 2001, 51,924 restricted shares were cancelled and returned to treasury stock due to the resignation of an executive. In fiscal year 2002, 400,000 restricted shares were cancelled due to the resignation of an executive. In July 2004, 75,300 shares of restricted Common Stock valued at approximately $2 million as of the grant date were granted to certain key employees. These shares vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. The total cost of restricted Common Stock is amortized to income as compensation expense ratably over the vesting period and amounted to $–0- million, $0.1 million, and $1.9 million for the twelve month periods ended July 31, 2004, 2003, and 2002 respectively. Compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Stock option transactions are summarized as follows:

							Weighted Average Exercise
	Shares			Grant Price			Price
							Fiscal	Fiscal	Fiscal
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004	Fiscal 2003	Fiscal 2002	2004	2003	2002
Outstanding, beginning of year	5,578,852	6,050,906	6,495,164	$4.50-23.23	$4.50-22.78	$4.50-22.78	$18.05	$17.17	$17.05
Granted	813,600	1,169,000	1,281,400	23.94-29.57	14.50-23.23	14.15-21.00	27.32	22.10	15.02
Exercised	(2,336,370)	(887,104)	(657,158)	4.50-21.75	4.50-21.75	4.87-21.75	16.68	16.83	12.24
Canceled	(133,950)	(753,950)	(1,068,500)	4.50-26.55	4.87-22.78	4.87-21.75	17.65	18.71	16.90

Outstanding, end of year	3,922,132	5,578,852	6,050,906	$10.91-29.57	$4.50-23.23	$4.50-22.78	$20.81	$18.05	$17.17

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes information about stock options outstanding at July 31, 2004, including the effect of the two-for-one stock split effective June 8, 2004.

Options Outstanding				Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range of Exercise		Number	Remaining Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price
$8.87	$11.83	10,800	3.0	$10.91	10,800	$10.91
11.83	14.78	924,752	7.8	14.21	292,252	14.18
14.78	17.74	412,804	6.4	16.13	202,479	16.19
17.74	20.70	14,750	7.4	20.30	5,750	20.61
20.70	23.65	1,755,426	7.6	22.47	943,176	21.99
23.65	26.61	61,500	7.8	26.02	—	0.00
$26.61	$29.57	742,100	9.9	27.44	—	0.00

		3,922,132	7.9	$20.81	1,457,457	$19.52

     As of July 31, 2004, 2003 and 2002, 1,457,457, 2,777,702, and 3,456,781 of options outstanding were exercisable at a weighted average exercise price of $19.52, $17.55, and $17.60, respectively.

Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. After giving effect to the stock split, for the fiscal years ended July 31, 2004, 2003 and 2002, there were antidilutive Common Stock equivalents of 26,530, 1,180,299, and 1,731,651, respectively.

	Years Ended July 31,
	2004	2003	2002
	(amounts in thousands, except per share amounts)
Net earnings (loss) available to stockholders	$106,473	$(40,645)	$143,932
Basic:
Weighted average number of common shares outstanding	52,650	64,528	69,178
Earnings (loss) per common share – basic:
Before effect of change in accounting principle	$2.02	$(0.63)	$1.48

Net earnings (loss) per share	$2.02	$(0.63)	$2.08

Diluted:
Weighted average number of common shares outstanding	52,650	64,528	69,178
Effect of dilutive securities:
Stock Options	869	—	513

Weighted average number of common shares outstanding as adjusted	53,519	64,528	69,692
Earnings (Loss) per common share – diluted:
Before effect of change in accounting principle	$1.99	$(0.63)	$1.47

Net earnings (loss) per share	$1.99	$(0.63)	$2.07

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Comprehensive Income (Loss)

     Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) are reported in the accompanying consolidated statements of stockholders’ investment. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

Segments

     The Company has one reportable segment given the similarities of economic characteristics and products offered between the operations represented by the Company’s seven principal brands. Revenues of international retail operations represent approximately 7.5 percent, 6.8 percent, and 6.7 percent of the Company’s revenues for fiscal years 2004, 2003, and 2002 respectively. Net property and equipment of international operations, represents approximately 8.7 percent and 7.5 percent of the Company’s net property and equipment for fiscal year 2004 and fiscal year 2003, respectively.

Unusual Item – Executive Transactions

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Commitments and Contingencies

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

     The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, LAN operations and desktop support. The agreement, which was effective August 1, 2002, requires fixed payments totaling $11 million over a 36- month term plus a variable amount based on usage. The Company has an option to extend the current agreement for two consecutive one year periods.

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

     Credit Programs. Citi provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

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

     Based on account balances for the shared risk programs as of July 31, 2004, the Company’s maximum potential payment would be approximately $30 million if the entire portfolio defaulted. Under the shared risk programs, the Company incurred approximately $362,000 in losses for the fiscal year ended July 31, 2004. The reserve for both portfolios is approximately $861,000 which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of July 31, 2004 is $5.5 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESA”) to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. The revenue on these agreements is recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. In addition to ESA, the Company provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on historical experience of actual expenses.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The changes in the Company’s product warranty liability for the reporting periods is as follows:

	Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
	(amounts in thousands)
Beginning Balance	$32,160	$32,541	$30,394
Extended Service Agreements Sold	50,183	38,866	35,000
Extended Service Agreements Revenue Recognized	(50,549)	(39,247)	(32,853)

Ending Balance	$31,794	$32,160	$32,541

Benefit Plans

Defined Contribution Retirement Plan

     The Company maintains the Zale Corporation Savings & Investment Plan. Substantially all employees who are at least age 21 are eligible to participate in the plan. New employees are required to complete one year of continuous service with the Company to be eligible to participate in the plan. Each employee can contribute from one percent to fifteen percent of their annual salary. Effective August 1, 2002, the maximum amount employees can contribute was raised to thirty percent of their annual salary, subject to IRS limitations. Through February 2002, the Company matched one dollar in Common Stock for every dollar an employee contributes up to four percent of annual compensation, subject to IRS limitations. Effective March 1, 2002, the Company matches $0.50 in Common Stock for every dollar an employee contributes up to four percent of annual compensation subject to IRS limitations.

     Through February 2002, matching contributions were made on a monthly basis. Effective March 1, 2002, matching contributions are made on an annual basis, and employees must be employed with the Company on the last day of the plan year to receive the Company match contributions. Employees vest in the Company match contribution immediately. The Company’s provision for matching contributions were $2.7 million, $2.2 million and $3.2 million for fiscal years 2004, 2003 and 2002, respectively.

Financial Instruments

     As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

     For fiscal year 2004, the carrying amount of $197.5 million related to the Revolving Credit Agreement approximates fair value at July 31, 2004.

     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $24.3 million and $25.1 million, approximate market value at July 31, 2004 and July 31, 2003 respectively and are reflected in Other Assets on the accompanying consolidated balance sheets. Investments are classified as available for sale and are carried at fair value.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Concentrations of Business and Credit Risk. During fiscal years 2004 and 2003, the Company purchased approximately 30 percent and 33 percent, respectively, of its merchandise from its top five vendors, including more than 11 percent from its top vendor in fiscal year 2004. If supply between the Company and these top vendors were disrupted, particularly at certain critical times during the year, the Company’s sales could be adversely affected in the short term until supply arrangements could be established. As of July 31, 2004 and 2003, the Company had no significant concentrations of credit risk.

Related-Party Transactions

     During fiscal year 2002, the Company retained an outside firm to perform certain executive search services for the Company. One of the Company’s directors served as managing partner of this firm. In exchange for executive search services, the firm received fees of approximately $330,000 in fiscal year 2002. The Company believes the terms were equivalent to those transactions with unrelated parties.

     In December 2000, the Board approved the provision to Mr. DiNicola by the Company of a full recourse, $2.2 million interest-bearing loan at 8.74 percent for the sole purpose of exercising 125,000 stock options prior to their expiration. In January 2002, Mr. DiNicola sold the shares and repaid the entire outstanding principal balance on the loan. In recognition of Mr. DiNicola’s continued services to the Company following his reelection as Chairman and Chief Executive Officer, effective February 21, 2001 through July 31, 2002, Mr. DiNicola received additional compensation in the amount of the accrued interest under this loan. Also, in April 2001, the Company extended a $2.1 million, three year interest bearing loan at 7.25 percent to Mr. DiNicola for the purpose of purchasing a home. In July 2002, Mr. DiNicola repaid the outstanding principal balance on this loan, along with all accrued interest.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Quarterly Results Of Operations (Unaudited)

     Unaudited quarterly results of operations for the fiscal years ended July 31, 2004 and 2003 were as follows (amounts in thousands except per share data):

	Fiscal Year 2004
	For the Three Months Ended
	July 31,	April 30,	January 31,	October 31,
	2004	2004	2004	2003
Total Revenues	$455,598	$483,175	$949,023	$416,644
Cost of Sales	214,518	232,802	469,936	205,690
Net Earnings (Loss)	6,894	11,528	97,295	(9,244)
Net earnings (loss) per diluted share	$0.13	$0.22	$1.83	$(0.17)

	Fiscal Year 2003
	For the Three Months Ended
	July 31,	April 30,	January 31,	October 31,
	2003	2003	2003	2002
Total Revenues	$442,382	$449,383	$908,359	$412,117
Cost of Sales	215,103	220,106	461,472	204,349
Net Earnings (Loss)	2,933	9,367	(46,222)	(6,723)
Net earnings (loss) per diluted share	$0.05	$0.15	$(0.72)	$(0.10)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of October, 2004.

ZALE CORPORATION
By:	/s/ MARY L. FORTÉ

Mary L. Forté President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary L. Forté and Sue E. Gove, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him or her, in his or her name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARY L. FORTÉ	President,	October 12, 2004
Mary L. Forté	Chief Executive Officer and Director (principal executive officer of the registrant)

/s/ SUE E. GOVE	Executive Vice President,	October 12, 2004
Sue E. Gove	Chief Operating Officer and Director

/s/ MARK R. LENZ Mark R. Lenz	Group Senior Vice President and Chief Financial Officer, (principal financial officer of the registrant )	October 12, 2004

/s/ CYNTHIA T. GORDON Cynthia T. Gordon	Senior Vice President, Controller (principal accounting officer of the registrant)	October 12, 2004

/s/ RICHARD C. MARCUS	Chairman of the Board	October 12, 2004
Richard C. Marcus

/s/ J. GLEN ADAMS	Director	October 12, 2004
J. Glen Adams

/s/ A. DAVID BROWN	Director	October 12, 2004
A. David Brown

/s/ MARY E. BURTON	Director	October 12, 2004
Mary E. Burton

/s/ JOHN B. LOWE, JR.	Director	October 12, 2004
John B. Lowe, Jr.

/s/ THOMAS C. SHULL	Director	October 12, 2004
Thomas C. Shull

/s/ DAVID M. SZYMANSKI	Director	October 12, 2004
David M. Szymanski

Exhibit Number	Description of Exhibit
10.4b	Form of Stock Option Award Agreement.

10.4c	Form of Restricted Stock Award Agreement.

10.7c	Second Lease Amendment to Lease Agreement for Corporate Headquarters.

10.14	Form of Change of Control Agreement of Senior Vice Presidents without separate employment agreements.

21	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Audit Committee Charter.

99.2	Compensation Committee Charter.

99.3	Nominating/Corporate Governance Committee Charter.

The above list reflects all exhibits filed herewith. See Item 15 for a complete list of the Company’s exhibits, including exhibits incorporated by reference from previous filings.