Form 10-Q
period 2004-10-31
ZALE CORP
filed 2004-12-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For the quarterly period ended October 31, 2004

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

     Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     As of December 1, 2004, 51,176,845 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

     Zale Corporation is an accelerated filer.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,
	2004	2003
Total Revenues	$422,773	$416,644
Costs and Expenses:
Cost of Sales	205,280	205,690
Selling, General and Administrative Expenses	217,031	207,789
Cost of Insurance Operations	1,436	1,616
Depreciation and Amortization Expense	14,204	13,882

Operating Loss	(15,178)	(12,333)
Interest Expense, Net	2,175	2,335

Loss Before Income Taxes	(17,353)	(14,668)
Income Taxes	(6,420)	(5,424)

Net Loss	$(10,933)	$(9,244)

Loss Per Common Share
Basic	$(0.21)	$(0.17)
Diluted	$(0.21)	$(0.17)
Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	51,898	53,773
Diluted	51,898	53,773

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	October 31,	July 31,	October 31,
	2004	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$41,953	$63,124	$30,523
Merchandise Inventories	1,041,179	826,824	952,147
Other Current Assets	63,215	63,956	58,574

Total Current Assets	1,146,347	953,904	1,041,244
Property and Equipment, Net	276,469	266,688	264,283
Goodwill, Net	91,034	85,583	86,055
Other Assets	35,143	35,909	38,773
Deferred Tax Asset, Net	—	—	20,733

Total Assets	$1,548,993	$1,342,084	$1,451,088

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$471,151	$319,599	$417,270
Deferred Tax Liability, Net	51,289	51,417	46,180

Total Current Liabilities	522,440	371,016	463,450
Non-current Liabilities	40,552	42,486	101,658
Deferred Tax Liability, Net	5,965	4,968	—
Long-term Debt	271,000	197,500	320,601
Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	522	521	420
Additional Paid-In Capital	67,897	63,661	583,473
Accumulated Other Comprehensive Income	22,218	13,470	15,881
Accumulated Earnings	637,530	648,462	579,878
Deferred Compensation	(1,874)	—	—

	726,293	726,114	1,179,652
Treasury Stock	(17,257)	—	(614,273)

Total Stockholders’ Investment	709,036	726,114	565,379

Total Liabilities and Stockholders’ Investment	$1,548,993	$1,342,084	$1,451,088

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2004	2003
Net Cash Flows from Operating Activities:
Net loss	$(10,933)	$(9,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,204	13,882
Impairment of fixed assets	—	1,400
Loss from disposition of property and equipment	1,539	566
Amortization of long-term debt issuance costs	340	328
Amortization of deferred compensation	193	—
Changes in assets and liabilities:
Merchandise inventories	(208,275)	(149,248)
Other current assets	1,105	(5,929)
Other assets	(1,719)	(257)
Accounts payable and accrued liabilities	147,331	110,051
Non-current liabilities	(1,934)	(1,684)

Net Cash Used In Operating Activities	(58,149)	(40,135)

Net Cash Flows from Investing Activities:
Additions to property and equipment	(25,757)	(12,631)
Proceeds from sale of property	2,252	—
Purchase of available-for-sale investments	(632)	(1,975)
Proceeds from sale of available-for-sale investments	379	1,959

Net Cash Used In Investing Activities	(23,758)	(12,647)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(338,200)	—
Borrowings under revolving credit agreement	411,700	136,201
Proceeds from exercise of stock options	2,172	16,487
Purchase of common stock	(17,257)	(105,207)

Net Cash Provided by Financing Activities	58,415	47,481

Effect of Exchange Rate Changes on Cash	2,321	551
Net Decrease in Cash and Cash Equivalents	(21,171)	(4,750)
Cash and Cash Equivalents at Beginning of Period	$63,124	$35,273

Cash and Cash Equivalents at End of Period	$41,953	$30,523

Supplemental cash flow information:
Interest paid	$1,663	$190
Interest received	$125	$110
Income taxes paid (net of refunds received)	$261	$242

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At October 31, 2004, the Company operated 2,316 specialty retail jewelry stores, kiosks and carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the U.S. which provides traditional, moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the internet shopper through its e-commerce site, zales.com. The Company has further leveraged the brand strength through Zales Fine Jewelry Outlet (formerly, “Zales the Diamond Store Outlet”), which focuses on the brand conscious, value oriented shopper in outlet malls and neighborhood power centers. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the U.S. and Mappins Jewellers® in Canada target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has now extended the reach of its brand to the internet shopper through its e-commerce site, baileybanksandbiddle.com. Piercing Pagoda® reaches the opening price point fine jewelry customer primarily through mall based kiosks.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month periods ended October 31, 2004 and 2003. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2004. The classifications in use at October 31, 2004, have been applied to the financial statements for July 31, 2004 and October 31, 2003.

     The results of operations for the three month periods ended October 31, 2004 and 2003, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the Holiday selling season.

LOSS PER COMMON SHARE

     Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. A loss causes all outstanding stock options to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. The potential dilution would decrease the loss per share, which is inconsistent with the conservative measure of performance the earnings per share calculation represents. Since the Company recorded a net loss for the periods ended October 31, 2004 and 2003, the basic and dilutive loss per common share are the same for each of the respective periods. The Company’s only common stock equivalents are stock options. There were outstanding stock options of 3,806,804 and 4,615,202 for the three months ended October 31, 2004 and October 31, 2003, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

LOSS PER COMMON SHARE (continued)

	Three Months Ended
	October 31,
	2004	2003
	(amounts in thousands,
	except per share amounts)
Net loss available to shareholders	$(10,933)	$(9,244)
Basic:
Weighted average number of common shares outstanding	51,898	53,773
Net loss per common share – basic	$(0.21)	$(0.17)

Diluted:
Weighted average number of common shares outstanding	51,898	53,773
Net loss per common share – diluted	$(0.21)	$(0.17)

STOCK REPURCHASE PLAN

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of the Company’s Common Stock (“Common Stock”). The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position and provides value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility. As of October 31, 2004, the Company had repurchased approximately 635,000 shares at an aggregate cost of approximately $17.3 million under this program, leaving approximately $32.7 million available for repurchases under the program.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $100 million of its Common Stock. This approval, combined with repurchase authorizations existing at the time, made possible the Company’s repurchase of a total of approximately $142 million worth of its Common Stock. As of October 31, 2003, the Company had repurchased approximately 2.2 million shares of Common Stock at an aggregate cost of approximately $104 million. As of July 31, 2004, the Company had repurchased approximately 2.8 million shares at an aggregate cost of $142 million, which completed its authorization under the plan.

STOCK- BASED COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recorded. Under the

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

provisions of the Company’s equity compensation plans, stock options cannot be granted at below market price.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as allowed by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123” to stock-based employee compensation.

	Three Months Ended
	October 31,
	2004	2003
	(amounts in thousands, except
	per share amounts)
Net Loss, as reported	$(10,933)	$(9,244)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,505)	(1,466)

Pro forma net loss	$(12,438)	$(10,710)

Loss Per Common Share:
Loss Per Common Share, as reported	$(0.21)	$(0.17)
Loss Per Common Share, pro forma	$(0.24)	$(0.20)
Weighted Average Number of Common Shares Outstanding:
Basic	51,898	53,773
Diluted	51,898	53,773

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

COMPREHENSIVE LOSS

     Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive loss for the three months ended October 31, 2004 and 2003 are as follows:

	Three Months Ended October 31,
	2004	2003
	(amounts in thousands)
Net Loss	$(10,933)	$(9,244)
Other Comprehensive Income (Loss):
Unrealized gain on investment securities, net	284	283
Unrealized gain (loss) on derivative instruments	(2,682)	411
Cumulative translation adjustments	11,145	8,353

Total Comprehensive Loss	$(2,186)	$(197)

Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

LONG-TERM DEBT

     The Company entered into a new revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and ZDel up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of .375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2004 and 2003, there was $271.0 million and $320.6 million outstanding, respectively, under the Revolving Credit Agreement. The effective interest rate at October 31, 2004 was 3.19 percent with the applicable margin for LIBOR based loans at 1.50 percent and the applicable margin for Base Rate loans at 0 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $229.0 million in available borrowings at October 31, 2004.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

     The Company is currently negotiating with its lenders an amendment to the Revolving Credit Agreement that would extend the term until August 2009 and reduce various fees that are payable under the agreement.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

GOODWILL

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2004, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., Peoples Jewellers and one other smaller acquisition. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, Inc., $66.6 million for Peoples Jewellers and $5.0 million for the other smaller acquisition.

GUARANTEE OBLIGATIONS

     In accordance with Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.

     Credit Programs. Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup, provides financing to the Company’s customers through the Company’s private label credit card program in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the agreement with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

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

     Based on account balances for the shared risk credit programs as of October 31, 2004, the Company’s maximum potential payment would be approximately $31 million if the entire portfolio defaulted. Under the shared risk credit programs, the Company incurred approximately $35,000 of losses for the three months ended October 31, 2004. As of October 31, 2004, the reserve for both portfolios is approximately $924,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of October 31, 2004 is approximately $6.2 million.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

     Product Warranty Programs. The Company sells extended service agreements (“ESAs”) to customers to cover sizing and breakage for a two year period on certain products purchased from the Company. The revenue from these agreements is recognized over the two year period in proportion to the costs expected to be incurred in performing services under the agreements. In addition to the ESAs, the Company provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on actual historical expenses.

The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended
	October 31,
	2004	2003
	(amounts in thousands)
Beginning Balance	$31,794	$32,160
Extended Service Agreements Sold	11,054	8,561
Extended Service Agreements
Revenue Recognized	(12,145)	(9,496)

Ending Balance	$30,703	$31,225

     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes among other provisions, a special one-time deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of Fiscal 2005 or in Fiscal 2006. The Company has started an evaluation of the potential range of income tax benefits of the provision; however, the Company does not expect to be able to complete this evaluation until after the Treasury Department provides additional clarifying language on key elements of the provision which are expected to be published in 2005.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report and the audited Consolidated Financial Statements of the Company (and the related notes thereto) in the Company’s Form 10-K for the fiscal year ended July 31, 2004.

Executive Overview

     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At October 31, 2004, the Company operated 2,316 specialty retail jewelry stores, kiosks and carts located primarily in shopping malls throughout the U.S., Canada and Puerto Rico.

     During the three months ended October 31, 2004, the Company continued to pursue its strategic initiatives, including improvements to the supply chain, real estate growth, and an increased focus on the customer. The Company’s sales of internally sourced and manufactured diamond products increased from the prior year as the expansion into its domestic brands continued. The Company expanded its store base by opening 23 stores, 14 kiosks and 53 Peoples II carts. In addition, the Company invested in training and store payroll to improve the customer experience.

Results of Operations

     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended
	October 31,
	2004	2003
Total Revenues	100.0%	100.0%
Cost of Sales	48.6	49.4
Selling, General and Administrative Expenses	51.3	49.9
Cost of Insurance Operations	0.3	0.4
Depreciation and Amortization Expense	3.4	3.3

Operating Loss	(3.6)	(3.0)
Interest Expense, Net	0.5	0.5

Loss Before Income Taxes	(4.1)	(3.5)
Income Taxes	(1.5)	(1.3)

Net Loss	(2.6%)	(2.2%)

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

     Total Revenues. Total revenues for the three months ended October 31, 2004, were $422.8 million, an increase of 1.5 percent over total revenues of $416.6 million for the same period in the prior year. During the quarter ended October 31, 2004, the Company opened 23 stores, 14 kiosks and 53 Peoples II carts. In addition, the Company closed three stores and five kiosks during the current period. The net square footage growth contributed 2.4 percent to the increase in total revenues. Comparable store sales decreased 0.9 percent in the three months ended October 31, 2004. Comparable store sales exclude amortization of ESAs and include sales for those stores in their thirteenth full month of operation. The results of stores that have been relocated, refurbished or remodeled are included in the calculation of comparable store sales. The Company estimates that revenues were adversely impacted by $6.5 to $7.0 million due to the hurricanes in Florida, Puerto Rico and Alabama in August and September 2004. Total revenues include insurance premium revenue for credit insurance operations of $2.9 million and $3.2 million for the three months ended October 31, 2004 and 2003, respectively.

     Cost of Sales. Cost of sales includes cost of merchandise sold as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.6 for the three months ended October 31, 2004, a decrease of 0.8 percentage points compared to the same period in the prior year. The cost of sales decrease was driven by the Company’s direct sourcing initiatives which lowered costs on merchandise produced internally or purchased direct from factories. In addition, the receipt of cash consideration from vendors, which was previously recorded as a reduction to selling, general and administrative expense (“SG&A”), is now recorded as a reduction of inventory costs in accordance with EITF 02-16.

     Selling, General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 1.4 percentage points to 51.3 percent of revenues for the three months ended October 31, 2004, from 49.9 percent for the three months ended October 31, 2003. Approximately 0.7 percentage points of the increase was due to the result of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A expenses to a reduction of inventory costs in accordance with EITF 02-16. Store operating expenses were 1.0 percentage point higher as a percent of revenues due to investments in training and store payroll to support our strategic initiative of an improved customer focus and higher fixed occupancy expense as a rate of sales because of sales lost to the hurricanes, offset by a reduction in proprietary credit expenses. Additionally, general overhead expenses declined by 0.3 percentage points to sales.

     Depreciation and Amortization Expense. Depreciation and Amortization Expense increased by approximately 2.3 percent, primarily due to the purchase of new assets for new store openings, renovations, and refurbishments.

     Interest Expense, Net. Interest Expense, Net was $2.2 million and $2.3 million for the three months ended October 31, 2004, and 2003, respectively. The decrease of $0.1 million is primarily due to the decreased borrowings under the Revolving Credit Agreement, with average borrowings of $217.8 million at October 31, 2004, compared to average borrowings of $243.9 million in the same period of the prior year.

     Income Taxes. The income tax benefit for the three month periods ended October 31, 2004 and 2003 was ($6.4) million and ($5.4) million, respectively, reflecting an effective tax rate of 37.0 percent for both periods. The Company may realize a cash benefit from utilization of tax net operating loss carryforward (“NOL”) (after limitations) against current and future tax liabilities. As of October 31, 2004, the Company had a remaining NOL (after limitations) of approximately $78.7 million.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes among other provisions, a special one-time deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of Fiscal 2005 or in Fiscal 2006. The Company has started an evaluation of the potential range of income tax benefits of the provision; however, the Company does not expect to be able to complete this evaluation until after the Treasury Department provides additional clarifying language on key elements of the provision which are expected to be published in 2005.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth and renovations of the existing portfolio, upgrades to its management information systems and debt service. As of October 31, 2004, the Company had cash and cash equivalents of $42 million, of which approximately $6.2 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup. This agreement requires the Company to pledge an amount as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. See “Notes to Consolidated Financial Statements – Guarantee Obligations.”

     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during the three month periods ended January 31, 2004 and 2003, respectively, which includes the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels as evidenced by an increase of approximately $200 million in owned merchandise at October 31, 2004 compared to levels at July 31, 2004. This increase of inventory is also a result of the Company’s continued store growth.

Finance Arrangements

     The Company entered into the Revolving Credit Agreement on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company and ZDel up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement, which has a term of five years, is primarily secured by the Company’s U.S. merchandise inventory.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. The Company pays a commitment fee quarterly of .375 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2004 and 2003, there was $271.0 million and $320.6 million outstanding, respectively, under the Revolving Credit Agreement. The effective interest rate at October 31, 2004 was 3.19 percent with the applicable margin for LIBOR based loans at 1.50 percent and the applicable margin for Base Rate loans at 0 percent. Based on the terms of the Revolving Credit Agreement, the Company had approximately $229.0 million in available borrowings at October 31, 2004.

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

     The Company is currently negotiating with its lenders an amendment to the Revolving Credit Agreement that would extend the term until August 2009 and reduce various fees that are payable under the agreement.

Capital Expenditures

     During fiscal year 2005, the Company plans to open 75 to 85 new stores, principally under the brand names Zales Jewelers and Zales Fine Jewelry Outlet, and 50 new kiosks, for which it expects to incur approximately $32 million in capital expenditures. During fiscal year 2005, the Company anticipates spending approximately $24 million to remodel, relocate or refurbish 220 additional locations. This will allow the Company to focus on productivity of existing core store locations and enhance brand position within the marketplace. The Company also estimates that it will incur capital expenditures of approximately $11 million during fiscal year 2005 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making $80 million in capital expenditures during fiscal year 2005. As of October 31, 2004, the Company had made $25.8 million in capital expenditures, a portion of which was used to open 23 stores, 14 kiosks and 53 Peoples II carts and to remodel, relocate or refurbish other locations.

Other Activities Affecting Liquidity

•	Sale of Building

On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was previously used for additional distribution and warehousing functions at Piercing Pagoda. The proceeds, net of commissions received, represented an estimated fair value of $2.3 million.

•	Stock Repurchase Plan

On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of Common Stock. The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position and provides value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility. As of October 31, 2004, the Company had repurchased approximately 635,000 shares at an aggregate cost of approximately $17.3 million under this program, leaving approximately $32.7 million available for repurchases under the program.

•	Off-Balance Sheet Arrangements

Citi provides financing to the Company’s customers through the Company’s private label credit card program in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the contract with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

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

Based on account balances for the shared risk credit programs as of October 31, 2004, the Company’s maximum potential payment would be approximately $31 million if the entire portfolio defaulted. Under the shared risk credit programs, the Company incurred approximately $35,000 of losses for the three months ended October 31, 2004. As of October 31, 2004, the reserve for both portfolios is approximately $924,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of October 31, 2004 is approximately $6.2 million.

•	Contractual Obligations

The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2004. See “Contractual Obligations” on page 32 of the Form 10-K. The Company’s inventory purchase obligations fluctuated throughout the quarter ended October 31, 2004, reflecting the Company’s customary cycle of purchasing goods for the Holiday season. Otherwise, there have been no material changes in the Company’s contractual obligations since July 31, 2004.

     Management believes that operating cash flow and amounts available under the Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

Inflation

     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s last-in, first-out (“LIFO”) inventory. Current market trends indicate rising diamond prices. If such trends continue, the Company’s LIFO provision could be impacted. The Company currently hedges a portion of its gold purchases through forward contracts. There is no assurance that inflation will not materially affect the Company in the future.

Critical Accounting Policies and Estimates

     The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s Annual Report on Form 10-K includes information regarding its critical accounting policies and estimates as of July 31, 2004. See “Critical Accounting Policies and Estimates” on page 34 of the Form 10-K. The Company’s critical accounting estimates have not changed in any material respect nor has it adopted any new critical accounting policies since July 31, 2004.

Cautionary Notice Regarding Forward-Looking Statements

     The Company makes forward-looking statements in this Quarterly Report on Form 10-Q and in other reports the Company files with the SEC. In addition, members of the Company’s senior management may make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding the Company’s objectives and expectations with respect to sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of its information technology plan and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding the Company’s plans and objectives. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

The concentration of a substantial portion of the Company’s sales in three relatively brief selling seasons means that the Company’s performance is more susceptible to disruptions.

     A substantial portion of the Company’s sales are derived from three selling seasons – Holiday (Christmas), Valentine’s Day, and Mother’s Day. Because of the brevity of these three selling seasons, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling seasons could materially impact sales for the affected season and, because of the importance of each of these selling seasons, commensurately impact overall sales and earnings.

Most of the Company’s sales are of products that include diamonds, precious metals and other commodities, and fluctuations in the availability and pricing of commodities could impact the Company’s ability to obtain and produce products at favorable prices.

     The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on the Company.

     The Company also is affected by fluctuations in the price of diamonds, gold and other commodities. The Company historically has engaged in only a limited amount of hedging against fluctuations in the cost of gold. A significant change in prices of key commodities could adversely affect the

Company’s business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.

The Company’s sales are dependent upon mall traffic.

     The Company’s stores and kiosks are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. The Company’s success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm the Company’s sales and earnings.

The Company operates in a highly competitive industry.

     The retail jewelry business is highly competitive, and the Company competes with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. The Company also is beginning to compete with internet sellers of jewelry. Because of the breadth and depth of this competition, the Company is constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for the Company to remain competitive.

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

     The Company is significantly dependent on its ability to operate stores in desirable locations with capital investment and lease costs that allow the Company to earn a reasonable return on its locations. The Company depends on the leasing market and its landlords to determine supply, demand, lease cost and operating costs and conditions. The Company cannot be certain as to when or whether desirable store locations will become or remain available to the Company at reasonable lease and operating costs. Further, several large landlords dominate the ownership of prime malls, and the Company is dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time to time the Company does have disagreements with its landlords and a significant disagreement, if not resolved, could have an adverse impact on the Company.

Changes in regulatory requirements relating to the extension of credit may increase the cost of or adversely affect the Company’s operations.

     The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum aggregate amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit (including changes in the application of current laws) which would materially limit the availability of credit to the Company’s customer base could adversely affect the Company’s sales and earnings.

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

Acquisitions involve special risks, including the possibility that the Company may be unable to integrate new acquisitions into its existing operations.

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

     In fiscal year 2005, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.

Forward Commodity Agreements
(As of October 31, 2004)

	Contract	Fine Troy	Contract Gold	Fair Market
Commodity	Settlement Date	Ounces of Gold	Price Per Ounce	Value
Gold	11-08-04	1,477	$399.20	$43,577
Gold	11-08-04	300	388.05	12,195
Gold	11-08-04	1,178	387.91	48,057
Gold	11-22-04	1,478	399.43	43,727
Gold	11-22-04	300	388.26	12,227
Gold	11-22-04	1,177	388.13	48,119
Gold	12-07-04	224	399.67	6,657
Gold	12-07-04	225	388.37	9,230
Gold	12-21-04	225	399.90	6,709
Gold	12-21-04	224	388.60	9,212
Gold	01-07-05	124	388.87	5,121
Gold	01-21-05	124	389.09	5,135

     In fiscal year 2005, the Company entered into foreign currency forward exchange contracts to reduce the effects of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of October 31, 2004)

	Contract	Contract	Contract	Fair Market
Currency	Settlement Date	Amount	Exchange Rate	Value
USD	11-17-04	$4,815,680	$1.3069	$(350,735)
USD	12-16-04	7,769,493	1.3073	(565,186)
USD	01-19-05	7,985,592	1.3078	(580,187)
USD	02-16-05	4,578,155	1.3081	(331,731)
USD	03-16-05	3,207,264	1.3086	(232,379)
USD	04-18-05	2,097,033	1.3090	(151,647)
USD	05-17-05	2,434,750	1.3094	(175,989)
USD	06-16-05	2,398,546	1.3099	(173,554)
USD	07-19-05	2,521,790	1.3103	(182,373)
USD	08-16-05	3,124,834	1.3107	(226,519)
USD	09-19-05	1,906,066	1.3111	(137,355)

     The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of October 31, 2004 has not materially changed since July 31, 2004. The market risk profile as of July 31, 2004 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

Item 2. Issuer Purchases of Equity Securities

     During the first quarter of fiscal year 2005, the Company repurchased its Common Stock in the open market as follows:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number	Average Price	Purchased as Part	Value) of Shares (or
	of Shares (or	Paid per	of Publicly	Units) that May Yet
	Units)	Share	Announced Plans	Be Purchased Under
Period	Purchased	(or Unit)	or Programs	the Plans or Programs
Aug.1 –Aug. 31	—	—	—	$50,000,000
Sep. 1-Sep. 30	437,200	27.24	437,200	38,089,750
Oct. 1-Oct. 31	198,200	26.98	198,200	32,743,106

Total	635,400	$27.16	635,400	$32,743,106

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of its Common Stock. The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position and provides value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On November 12, 2004, the Annual Meeting of Stockholders of the Company was held at The Omni Mandalay Hotel – Irving, Texas. There were 51,839,768 shares of Common Stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Director	Votes For	Votes Withheld
Richard C. Marcus	47,354,051	1,731,573
Mary L. Forté	47,354,023	1,731,601
J. Glen Adams	45,214,030	3,871,594
A. David Brown	46,355,618	2,730,006
Mary E. Burton	42,786,832	6,298,792
Sue E. Gove	47,353,339	1,732,285
John B. Lowe, Jr	48,113,634	971,990
Thomas C. Shull	48,113,198	972,426
David M. Szymanski	48,285,549	800,075

(c)	The amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000 authorized shares was approved with 34,127,092 votes for, 14,890,698 votes against and 67,833 abstentions.

(d)	The appointment of KPMG LLP as Independent Public Accountants for the fiscal year ending July 31, 2005 was ratified with 46,258,488 votes for, 2,777,035 votes against and 50,101 abstentions.

Item 6. Exhibits

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Zale Corporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date December 9, 2004	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)