Form 10-Q
period 2005-01-31
ZALE CORP
filed 2005-03-11
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For the quarterly period ended January 31, 2005

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

     As of March 1, 2005, 50,486,740 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

     Zale Corporation is an accelerated filer.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Total Revenues	$972,332	$949,023	$1,395,106	$1,365,667
Costs and Expenses:
Cost of Sales	480,229	469,936	685,509	675,626
Selling, General and Administrative Expenses	315,937	307,122	532,968	514,911
Cost of Insurance Operations	1,432	1,345	2,868	2,961
Depreciation and Amortization Expense	15,027	14,143	29,231	28,025

Operating Earnings	159,707	156,477	144,530	144,144
Interest Expense, Net	2,257	2,046	4,432	4,382

Earnings Before Income Taxes	157,450	154,431	140,098	139,762
Income Taxes	58,253	57,136	51,833	51,712

Net Earnings	$99,197	$97,295	$88,265	$88,050

Earnings Per Common Share – Basic:
Net Earnings Per Share	$1.94	$1.86	$1.71	$1.66

Earnings Per Common Share – Diluted:
Net Earnings Per Share	$1.91	$1.83	$1.69	$1.63

Weighted Average Number of Common Shares Outstanding:
Basic	51,102	52,198	51,499	52,986
Diluted	51,885	53,156	52,221	53,909

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	January 31,	July 31,	January 31,
	2005	2004	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,541	$63,124	$55,643
Merchandise Inventories	956,956	826,824	872,007
Other Current Assets	55,611	63,956	48,257

Total Current Assets	1,068,108	953,904	975,907
	2
Property and Equipment, Net	280,300	266,688	261,730
Goodwill, Net	90,025	85,583	85,730
Other Assets	35,318	35,909	37,337
Deferred Tax Asset, Net	—	—	20,766

Total Assets	$1,473,751	$1,342,084	$1,381,470

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$464,668	$319,599	$417,453
Deferred Tax Liability, Net	51,313	51,417	46,187

Total Current Liabilities	515,981	371,016	463,640

Non-current Liabilities	40,035	42,486	99,876
Deferred Tax Liability, Net	5,781	4,968	—
Long-term Debt	135,800	197,500	138,700

Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Common Stock	523	521	426
Additional Paid-In Capital	69,431	63,661	600,703
Accumulated Other Comprehensive Income	21,175	13,470	15,236
Accumulated Earnings	736,727	648,462	677,172
Deferred Compensation	(1,702)	—	—

	826,154	726,114	1,293,537
Treasury Stock	(50,000)	—	(614,283)

Total Stockholders’ Investment	776,154	726,114	679,254

Total Liabilities and Stockholders’ Investment	$1,473,751	$1,342,084	$1,381,470

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2005	2004
Net Cash Flows from Operating Activities:
Net earnings	$88,265	$88,050
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	29,231	28,025
Amortization of long-term debt issuance costs	695	655
Deferred compensation expense	365	—
Loss on disposition of property and equipment	2,628	1,321
Impairment of fixed assets	1,273	2,207
Changes in assets and liabilities:
Merchandise inventories	(125,178)	(69,457)
Other current assets	8,642	4,372
Other assets	(1,120)	66
Accounts payable and accrued liabilities	141,056	110,181
Non-current liabilities	(2,451)	(3,466)

Net Cash Provided By Operating Activities	143,406	161,954

Net Cash Flows from Investing Activities:
Additions to property and equipment	(47,318)	(25,895)
Proceeds from sales of fixed assets	2,252	—
Purchase of available-for-sale investments	(1,317)	(2,890)
Proceeds from sale of available-for-sale investments	1,496	3,891

Net Cash Used In Investing Activities	(44,887)	(24,894)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	810,300	314,900
Payments on revolving credit agreement	(872,000)	(360,600)
Proceeds from exercise of stock options	3,706	33,723
Purchase of common stock	(50,000)	(105,217)

Net Cash Used In Financing Activities	(107,994)	(117,194)

Effect of Exchange Rate Changes on Cash	1,892	504
Net (Decrease)/Increase in Cash and Cash Equivalents	(7,583)	20,370
Cash and Cash Equivalents at Beginning of Period	63,124	35,273

Cash and Cash Equivalents at End of Period	$55,541	$55,643

Supplemental cash flow information:

Interest paid	$3,763	$2,985
Interest received	$343	$163
Income taxes paid (net of refunds received)	$(2,291)	$309

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

     Zale Corporation, along with its wholly-owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At January 31, 2005, the Company operated 2,331 specialty retail jewelry stores, kiosks and carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the U.S. which provides traditional, moderately priced jewelry to a broad range of customers. The Company has leveraged its brand strength through Zales the Diamond Store Outlet, which focuses on the brand conscious, value oriented shopper in outlet malls and neighborhood power centers. Zales Jewelers has further extended the reach of its brand to the internet shopper through its e-commerce site, zales.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® in the U.S. and Mappins Jewellers® in Canada target the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has now extended the reach of its brand to the internet shopper through its e-commerce site, baileybanksandbiddle.com. The Company reaches the opening price point fine jewelry customer primarily through mall based kiosks in Piercing Pagoda® and carts operating in Canada under the name Peoples II®.

     The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and six month periods ended January 31, 2005 and January 31, 2004. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2004. The classifications in use at January 31, 2005, have been applied to the financial statements for July 31, 2004 and January 31, 2004.

     The results of operations for the three month and six month periods ended January 31, 2005 and January 31, 2004, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the Holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 35,000 and 14,500 outstanding for the three months ended January 31, 2005 and January 31, 2004, respectively. There were antidilutive common stock equivalents of 37,250 and 44,500 outstanding for the six months ended January 31, 2005 and January 31, 2004, respectively.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(amounts in thousands, except per share amount)
Net earnings available to shareholders	$99,197	$97,295	$88,265	$88,050

Basic:
Weighted average number of common shares outstanding	51,102	52,198	51,499	52,986

Net earnings per common share – basic	$1.94	$1.86	$1.71	$1.66

Diluted:
Weighted average number of common shares outstanding	51,885	53,156	52,221	53,909

Net earnings per common share – diluted	$1.91	$1.83	$1.69	$1.63

STOCK REPURCHASE PLAN

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of the Company’s common stock, par value $.01 per share (“Common Stock”). As of January 31, 2005, the Company had repurchased approximately 1.8 million shares of Common Stock at an aggregate cost of approximately $50 million, which completed its authorization under the current year repurchase program.

     On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its Common Stock in addition to repurchase authorizations existing at the time. This approval made possible the Company’s repurchase of a total of approximately $142 million worth of its Common Stock. As of

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

January 31, 2004, the Company had repurchased approximately 2.2 million shares of Common Stock at an aggregate cost of approximately $104 million. As of July 31, 2004, the Company had repurchased approximately 2.8 million shares at an aggregate cost of approximately $142 million, which completed its authorization under the plan.

     The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position, and provide value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

STOCK- BASED COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recorded. Under the provisions of the Company’s equity compensation plans, stock options cannot be granted at below market price.

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as allowed by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123” to stock-based employee compensation (see New Accounting Pronouncements).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004*	2005	2004*
	(amounts in thousands except for share amounts)
Net earnings, as reported	$99,197	$97,295	$88,265	$88,050
Add: Restricted stock which is included in net earnings, net of related tax effects	108	—	217	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,617)	(1,458)	(3,232)	(2,916)

Pro forma net earnings	$97,688	$95,837	$85,250	$85,134

Earnings Per Common Share — Basic:
Earnings Per Common Share, as reported	$1.94	$1.86	$1.71	$1.66
Earnings Per Common Share, pro forma	$1.91	$1.84	$1.66	$1.61

Earnings Per Common Share — Diluted:
Earnings Per Common Share, as reported	$1.91	$1.83	$1.69	$1.63
Earnings Per Common Share, pro forma	$1.88	$1.80	$1.63	$1.58

Weighted Average Number of Common Shares Outstanding:
Basic	51,102	52,198	51,499	52,986
Diluted	51,885	53,156	52,221	53,909

*	Stock-based compensation expense is shown as previously reported, as the numbers have not changed materially.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 2005 and January 31, 2004 are as follows:

	Three Months Ended		Six Month Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(amounts in thousands)
Net Earnings	$99,197	$97,295	$88,265	$88,050
Other Comprehensive Income:

Unrealized gain (loss) on investment securities, net	(125)	315	159	598
Unrealized gain (loss) on derivative instruments	1,686	(83)	(996)	328
Cumulative translation adjustments	(2,603)	(877)	8,542	7,476

Total Comprehensive Income	$98,155	$96,650	$95,970	$96,452

     Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

LONG-TERM DEBT

     The Company entered into a five year revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.

     On December 10, 2004, the Company entered into an amendment of its $500 million Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the term of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins under the Revolving Credit Agreement.

     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a commitment fee quarterly of .25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2005 and 2004, there was $135.8 million and $138.7 million outstanding, respectively, under the Amended Revolving Credit Agreement. The effective interest rate for the quarter

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

ended January 31, 2005 was 4.18 percent with the applicable margin for LIBOR based loans at 1.25 percent and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $364.2 million in available borrowings at January 31, 2005.

     At any time, if remaining borrowing availability under the Amended Revolving Credit Agreement falls below $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Amended Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Amended Revolving Credit Agreement.

COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

GOODWILL

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In the second quarter of fiscal year 2005, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., Peoples Jewellers and one other smaller acquisition. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, Inc., $65.6 million for Peoples Jewellers and $5.0 million for the other smaller acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) eliminates the alternative to use APB’s Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB Opinion No. 25, the issuance of stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in the financial statements during the period in which the awards vest. At each reporting period, the fair value of those awards will be remeasured and any changes in the fair value will be recognized as a change in compensation expense. In addition, SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Per the FASB, SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) for the first quarter of fiscal year 2006. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

GUARANTEE OBLIGATIONS

     In accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.

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

     In an effort to better serve customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses arising from these accounts as defined in the agreement with Citi.

     Based on account balances for the shared risk credit programs as of January 31, 2005, the Company’s maximum potential payment would be approximately $38 million if the entire portfolio defaulted. As of January 31, 2005, the reserve for both portfolios is approximately $800,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of January 31, 2005 is approximately $6.4 million.

     Product Warranty Programs. The Company sells extended service agreements (“ESAs”) to customers to cover sizing and breakage for a two year period on certain products purchased from the Company. The revenue from these agreements is recognized over the two year period in proportion to the costs expected to be incurred in performing services under the ESAs. In addition to increased sales of ESAs over the past year, the proportion of expenses incurred earlier in the two year period has increased resulting in higher revenues of approximately $1 million for the three and six month periods ended January 31, 2005. The Company also provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on actual historical expenses.

The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(amounts in thousands)
Beginning Balance	$30,703	$31,225	$31,794	$32,160
Extended Service Agreements Sold	25,184	19,392	36,238	27,953
Extended Service Agreement Revenue Recognized	(21,040)	(15,994)	(33,185)	(25,490)

Ending Balance	$34,847	$34,623	$34,847	$34,623

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (continued)

OTHER MATTERS

     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 and $45 million, but the range of expected income tax effects cannot be reasonably estimated at this time. The Company expects to complete the evaluation of the potential range of income tax benefits by the fourth quarter of fiscal year 2005.

     Lease Accounting and Other. In connection with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005 regarding certain lease accounting issues, the Company, like many retailers, began a review of its lease accounting practices.

     The SEC letter clarified existing generally accepted accounting principles applicable to leases and leasehold improvements primarily related to accounting for construction allowances received from landlords and the period over which rent payments were amortized.

     In prior periods, and consistent with industry practice, the Company recognized the minimum rent payments evenly across the period beginning with the commencement date of the lease through the end of the lease term, typically 120 months. This period excludes the construction period, typically two to three months, in which the Company had access to the property but which preceded the lease term. The SEC’s views clarified that the construction period should be included in the period over which the Company amortizes the minimum rent payments.

     The Company, in conjunction with its independent auditors reviewed its lease portfolio. Based upon this review, the Company determined that the cumulative impact as of January 31, 2005 of commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the three and six month periods ending January 31, 2005 and January 31, 2004 was not material.

     In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from ESAs relating to prior periods as of January 31, 2005. The Company recorded the cumulative impact on net income of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the three and six month periods ending January 31, 2005 and January 31, 2004.

     The net impact of the two adjustments is not material to the financial statements. Furthermore the two changes have no impact on the Company’s historical or future net cash flow, the timing of cash received or the timing of payments.

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

Executive Overview

     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At January 31, 2005, the Company operated 2,331 specialty retail jewelry stores, kiosks and carts located primarily in shopping malls throughout the U.S., Canada and Puerto Rico.

     During the first half of its fiscal year, the Company continued to execute its strategic plan. The corporate initiatives included improvements to the supply chain, real estate growth, and a more targeted marketing and merchandising strategy aimed at brand differentiation. Supply chain improvements include the Company’s direct product sourcing expansion in the Peoples Jewellers, Gordon’s, and Zales the Diamond Store Outlet brands, as well as its allocation process for product through the Holiday season to improve its in-store stock position. In addition, the Gordon’s brand tailored its merchandise to each store’s customer base through an approach called versioning. The real estate initiative continued to focus on both traditional malls and off-mall growth in the U.S. The Company also extended its offerings of opening price point merchandise including charms, earrings and body jewelry by expanding in Canada with 68 Peoples II cart locations. The Company continued its marketing strategy aimed at brand differentiation by further utilizing its database and statistical modeling techniques to enhance communication with customers.

     All of the Company’s brands, with the exception of the Zales brand, had positive comparable store sales during the quarter ending January 31, 2005. The Company is seeking to expand opportunities for certain initiatives relating to the performance of its Zales brand, such as direct sourcing, brand differentiation, refining the product mix, and improving the integration of merchandising, marketing and store execution to strengthen the future direction of the brand. Furthermore, the Company’s inventory and expense structure allowed it to minimize the impact of the Zales revenue results and contributed to earnings per share growth over the same period in the prior year.

Results of Operations

     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	49.4	49.5	49.1	49.5
Selling, General and Administrative Expenses	32.5	32.4	38.2	37.7
Cost of Insurance Operations	0.1	0.1	0.2	0.2
Depreciation and Amortization Expense	1.6	1.5	2.1	2.0

Operating Earnings	16.4	16.5	10.4	10.6
Interest Expense, Net	0.2	0.2	0.3	0.3

Earnings Before Income Taxes	16.2	16.3	10.1	10.3
Income Taxes	6.0	6.0	3.7	3.8

Net Earnings	10.2%	10.3%	6.4%	6.5%

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

     Total Revenues. Total revenues include sales of merchandise, repair services, Extended Service Agreements (“ESAs”) and insurance premiums. For the three months ended January 31, 2005, total revenues were $972.3 million, an increase of 2.5 percent over total revenues of $949.0 million for the same period in the prior year. During the three months ended January 31, 2005, the Company opened 20 stores, 18 kiosks, and 15 Peoples II carts. In addition, the Company closed 21 stores and 17 kiosks during the current period. The net square footage and other revenue growth contributed an increase of 3.1 percent in total revenues. Comparable store sales decreased 0.6 percent in the three months ended January 31, 2005, primarily due to the lower sales of merchandise in the more moderate price points of $500 and below in the Zales brand. Comparable store sales exclude amortization of ESAs and include sales for those stores in their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. Total revenues include insurance premium revenue for credit insurance operations of $3.0 million and $3.2 million for the three months ended January 31, 2005 and 2004, respectively.

     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.4 for the three months ended January 31, 2005, a decrease of 0.1 percentage point compared to the same period in the prior year. The cost of sales decrease as a percent of sales was driven by a higher mix of ESA sales and the Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories, offset by increased promotions and a shift toward merchandise with lower margins at the Company’s Piercing Pagoda brand.

     The Company’s last-in, first-out (“LIFO”) provision was $1.3 million and $0.5 million for the 6 months ended January 31, 2005 and 2004, respectively.

     Selling, General and Administrative Expenses. Included in Selling, General and Administrative Expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 0.1 percentage point to 32.5 percent of revenues for the three months ended January 31, 2005, from 32.4 percent for the three months ended January 31, 2004. Store operating expenses were 0.3 percentage points higher as a percent of revenues due to investments in training, store payroll, and marketing to support our strategic initiative of an improved customer focus, offset by a reduction in proprietary credit expenses. Additionally, general overhead expenses declined by 0.2 percentage points as a percent of revenues.

Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004

     Total Revenues. Total revenues include sales of merchandise, repair services, ESAs and insurance premiums. For the six months ended January 31, 2005, total revenues were $1.40 billion, an increase of 2.2 percent over total revenues of $1.37 billion for the same period in the prior year. During the six months ended January 31, 2005, the Company opened 43 stores, 32 kiosks and 68 Peoples II carts. In addition, the Company closed 24 stores and 22 kiosks during the six month period. The net square footage and other revenue growth contributed 2.9 percent to the increase in total revenues. Comparable store sales decreased 0.7 percent in the six months ended January 31, 2005. Comparable store sales exclude amortization of ESAs and include sales for those stores in their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. The decrease in revenues in the Holiday period was primarily due to the lower sales of merchandise in the more moderate price points of $500 and below in the Zales brand. In addition, the Company estimates that revenues were adversely impacted by $6.5 to $7.0 million due to the hurricanes in Florida, Puerto Rico and Alabama in August and September 2004. Total revenues include insurance premium revenue for credit insurance operations of $5.9 million and $6.4 million for the six months ended January 31, 2005 and 2004, respectively.

     Cost of Sales. Cost of sales includes cost of merchandise sold as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.1 for the six months ended January 31, 2005, a decrease of 0.4 percentage points compared to the same period in the prior year. The cost of sales decrease as a percent of sales was driven by a higher mix of ESA sales and the Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories, offset by increased promotions and a shift toward merchandise with lower margins at the Company’s Piercing Pagoda brand. In addition, the receipt of cash consideration from vendors, which was previously recorded as a reduction to SG&A, is now recorded as a reduction of inventory costs in accordance with Emerging Issues Task Force Issue 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” (“EITF 02-16”).

     The Company’s LIFO provision was $1.3 million and $0.5 million for the three months ended January 31, 2005 and 2004, respectively.

     Selling, General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 0.5 percentage points to 38.2 percent of revenues for the six months ended January 31, 2005, from 37.7 percent for the six months ended January 31, 2004. Approximately 0.2 percentage points of the increase was due to the result of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A expenses to a reduction of inventory costs in accordance with EITF 02-16. Store operating expenses were approximately 0.5 percentage points higher as a percent of revenues due to investments in training, store payroll, and marketing to support our strategic initiative of an improved customer focus and higher fixed occupancy expense as a rate of sales primarily due to the under-performance in the Zales brand, and sales lost to the hurricanes. The increase was partially offset by a reduction in proprietary credit expenses. Additionally, general overhead expenses declined by 0.3 percentage points as a percent of revenues.

Liquidity and Capital Resources

     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth and renovations of the existing portfolio, upgrades to its management information systems and debt service. As of January 31, 2005, the Company had cash and cash equivalents of $55.5 million, of which approximately $6.4 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup. This agreement requires the Company to pledge an amount as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. For additional information, see “Notes to Consolidated Financial Statements – Guarantee Obligations.”

     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during the three month periods ended January 31, 2004 and 2003, respectively, which includes the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels as evidenced by an increase of approximately $125 million in owned merchandise at January 31, 2005, compared to levels at July 31, 2004. A portion of this increase of inventory is also a result of the Company’s continued store growth.

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 and $45 million, but the range of expected income tax effects cannot be reasonably estimated at this time. The Company expects to complete the evaluation of the potential range of income tax benefits by the fourth quarter of fiscal year 2005.

Finance Arrangements

     The Company entered into a five year revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its existing $225 million facility. The Revolving Credit Agreement provides the Company up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.

     On December 10, 2004, the Company entered into an amendment of its $500 million Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the term of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins under the Revolving Credit Agreement.

     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a commitment fee quarterly of .25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2005 and 2004, there was $135.8 million and $138.7 million outstanding, respectively, under the Amended Revolving Credit Agreement. The effective interest rate for the quarter ended January 31, 2005 was 4.18 percent with the applicable margin for LIBOR based loans at 1.25 percent and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $364.2 million in available borrowings at January 31, 2005.

     At any time, if remaining borrowing availability under the Amended Revolving Credit Agreement falls below $75 million, the Company will be restricted in its ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Amended Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Amended Revolving Credit Agreement.

Capital Expenditures

     During fiscal year 2005, the Company plans to open 64 new stores, principally under the brand names Zales Jewelers and Zales the Diamond Store Outlet, 47 new kiosks, and 70 carts, for which it expects to incur approximately $40 million in capital expenditures. During fiscal year 2005, the Company anticipates spending approximately $30 million to renovate, relocate or refurbish approximately 175 additional locations. This will allow the Company to focus on productivity of existing core store locations and enhance brand position within the marketplace. The Company also estimates that it will incur capital expenditures of approximately $11 million during fiscal year 2005 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making approximately $80 million in capital expenditures during fiscal year 2005. As of January 31, 2005, the Company had made $47.3 million in capital expenditures, a portion of which was used to open 43 stores, 32 kiosks and 68 Peoples II carts and to renovate, relocate or refurbish other locations.

Other Activities Affecting Liquidity

•	Sale of Building

     On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was previously used for additional distribution and warehousing functions at Piercing Pagoda. The proceeds, net of commissions received, represented an estimated fair value of $2.3 million.

•	Stock Repurchase Plan

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of the Company’s common stock, par value $.01 per share (“Common Stock”). As of January 31, 2005, the Company had repurchased 1.8 million shares of Common Stock at an aggregate cost of approximately $50 million, which completed its authorization under the current year program.

     The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position and provide value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

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

     In an effort to better serve customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses arising from these accounts as defined in the agreement with Citi.

     Based on account balances for the shared risk credit programs as of January 31, 2005, the Company’s maximum potential payment would be approximately $38 million if the entire portfolio defaulted. As of January 31, 2005, the reserve for both portfolios is approximately $800,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of January 31, 2005 is approximately $6.4 million.

•	Contractual Obligations

     The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2004. See “Contractual Obligations” on page 32 of the Form 10-K.

     On December 10, 2004, the Company entered into the Amended Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders. For additional information, see “Finance Arrangements,” p.16. There have been no other material changes in the Company’s contractual obligations since July 31, 2004.

     Management believes that operating cash flow and amounts available under the Amended Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

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

Other Matters

     In connection with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005 regarding certain lease accounting issues, the Company, like many retailers, began a review of its lease accounting practices.

     The SEC letter clarified existing generally accepted accounting principles applicable to leases and leasehold improvements primarily related to accounting for construction allowances received from landlords and the period over which rent payments were amortized.

     In prior periods, and consistent with industry practice, the Company recognized the minimum rent payments evenly across the period beginning with the commencement date of the lease through the end of the lease term, typically 120 months. This period excludes the construction period, typically two to three months, in which the Company had access to the property but which preceded the lease term. The SEC’s views clarified that the construction period should be included in the period over which the Company amortizes the minimum rent payments.

     The Company, in conjunction with its independent auditors reviewed its lease portfolio. Based upon this review, the Company determined that the cumulative impact as of January 31, 2005 of commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the three and six month periods ending January 31, 2005 and January 31, 2004 was not material.

     In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from ESAs relating to prior periods as of January 31, 2005. The Company recorded the cumulative impact on net income of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the three and six month periods ending January 31, 2005 and January 31, 2004.

     The net impact of the two adjustments is not material to the financial statements. Furthermore the two changes have no impact on the Company’s historical or future net cash flow, the timing of cash received or the timing of payments.

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

     The retail jewelry business is highly competitive, and the Company competes with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. The Company also competes with internet sellers of jewelry. Because of the breadth and depth of this competition, the Company is constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for the Company to remain competitive.

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

Forward Commodity Agreements
(As of January 31, 2005)

	Contract Settlement	Fine Troy Ounces of	Contract Gold Price	Contract Fair
Commodity	Date	Gold	Per Ounce	Market Value
Gold	2-07-05	741	$426.020	$(3,127)
Gold	2-21-05	741	426.466	(3,051)
Gold	3-07-05	400	426.913	(1,654)
Gold	3-21-05	400	427.359	(1,666)
Gold	4-08-05	349	427.933	(1,446)
Gold	4-22-05	349	428.379	(1,452)
Gold	5-06-05	546	428.825	(2,216)
Gold	5-20-05	546	429.271	(2,216)
Gold	6-07-05	401	429.845	(1,562)
Gold	6-21-05	401	430.291	(1,555)
Gold	7-07-05	363	430.801	(1,400)
Gold	7-21-05	359	431.248	(1,378)

     In fiscal year 2005, the Company entered into foreign currency forward exchange contracts to reduce the effects of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of January 31, 2005)

	Contract	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Value
USD	02-16-05	$4,578,155	$1.3081	$(252,312)
USD	03-16-05	3,207,264	1.3086	(178,172)
USD	04-18-05	2,097,033	1.3090	(117,512)
USD	05-17-05	2,434,750	1.3094	(137,955)
USD	06-16-05	2,398,546	1.3099	(137,864)
USD	07-19-05	2,521,790	1.3103	(147,005)
USD	08-16-05	3,124,834	1.3107	(184,518)
USD	09-19-05	1,906,066	1.3111	(114,185)

     The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.

     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of January 31, 2005 has not materially changed since July 31, 2004. The market risk profile as of July 31, 2004 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

Item 2. Issuer Purchases of Equity Securities

     During the second quarter of fiscal year 2005, the Company repurchased its Common Stock in the open market as follows:

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number		Purchased as Part	Value) of Shares (or
	of Shares (or	Average Price	of Publicly	Units) that May Yet
	Units)	Paid per Share	Announced Plans	Be Purchased Under
Period	Purchased	(or Unit)	or Programs	the Plans or Programs
Nov 1 – Nov 30	493,024	$29.57	1,128,424	$18,148,687
Dec 1 – Dec 31	—	—	—	18,148,687
Jan 1 – Jan 31	683,832	26.51	1,812,256	0

Total	1,176,856	$27.79	1,812,256	$0

     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws could purchase up to an additional $50 million of its Common Stock. As of January 31, 2005, the Company had repurchased 1.8 million shares of Common Stock at an aggregate cost of approximately $50 million, which completed its authorization under the current year program. The Company has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of its financial resources given its cash flows and capital position and provide value to its shareholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

Item 6. Exhibits

4.1	(a)	Second Amendment to Revolving Credit Agreement Dated as of December 10, 2004 (Incorporated by reference to the Company’s filing on Form 8-K dated December 10, 2004, File No. 1-04129, as Exhibit 99.1)

10.15		Employment Agreement dated as of January 5, 2005 between Zale Corporation and Paul G. Leonard (Incorporated by reference to the Company’s filing on Form 8-K dated January 5, 2005, File No. 1-04129, as Exhibit 10.1)

31.1		Certification of Principal Executive Officer

31.2		Certification of Principal Financial Officer

32.1		Certification of Principal Executive Officer

32.2		Certification of Principal Financial Officer

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date: March 10, 2005	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)