Form 10-Q
period 2005-04-30
ZALE CORP
filed 2005-06-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For the quarterly period ended April 30, 2005

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

      As of May 31, 2005, 51,189,759 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

      Zale Corporation is an accelerated filer.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Total Revenues	$515,618	$483,175	$1,910,723	$1,848,842
Costs and Expenses:
Cost of Sales	246,151	232,802	931,660	908,428
Selling, General and Administrative Expenses	227,789	215,374	760,757	730,285
Cost of Insurance Operations	1,674	1,435	4,542	4,396
Depreciation and Amortization Expense	14,953	13,962	44,184	41,987

Operating Earnings	25,051	19,602	169,580	163,746
Interest Expense, Net	1,558	1,503	5,990	5,885

Earnings Before Income Taxes	23,493	18,099	163,590	157,861
Income Taxes	9,037	6,571	60,869	58,283

Net Earnings	$14,456	$11,528	$102,721	$99,578

Earnings Per Common Share — Basic:
Net Earnings Per Share	$0.28	$0.22	$2.00	$1.88

Earnings Per Common Share — Diluted:
Net Earnings Per Share	$0.28	$0.22	$1.98	$1.85

Weighted Average Number of Common Shares Outstanding:
Basic	50,895	52,641	51,302	52,873
Diluted	51,513	53,537	51,989	53,795

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	April 30,	July 31,	April 30,
	2005	2004	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,782	$63,124	$43,869
Merchandise Inventories	926,798	826,824	856,016
Other Current Assets	63,002	63,956	55,661

Total Current Assets	1,056,582	953,904	955,546

Property and Equipment, Net	278,276	266,688	258,799
Goodwill, Net	89,130	85,583	83,728
Other Assets	33,961	35,909	36,628
Deferred Tax Asset, Net	—	—	20,970

Total Assets	$1,457,949	$1,342,084	$1,355,671

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$398,088	$319,599	$393,547
Deferred Tax Liability, Net	51,334	51,417	46,233

Total Current Liabilities	449,422	371,016	439,780

Non-current Liabilities	39,075	42,486	98,803
Non-current Tax Liability, Net	5,616	4,968	—
Long-term Debt	162,100	197,500	165,700

Commitments and Contingencies	—	—	—
Stockholders’ Investment:
Common Stock	530	521	520
Additional Paid-In Capital	82,145	63,661	—
Accumulated Other Comprehensive Income	19,306	13,470	9,308
Accumulated Earnings	751,183	648,462	641,560
Deferred Compensation	(1,428)	—	—

	851,736	726,114	651,388

Treasury Stock	(50,000)	—	—

Total Stockholders’ Investment	801,736	726,114	651,388

Total Liabilities and Stockholders’ Investment	$1,457,949	$1,342,084	$1,355,671

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2005	2004
Net Cash Flows from Operating Activities:
Net earnings	$102,721	$99,578
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	44,184	41,987
Amortization of long-term debt issuance costs	1,021	990
Deferred compensation expense	501	—
Loss on disposition of property and equipment	3,809	2,171
Impairment of fixed assets	1,273	2,207
Changes in assets and liabilities:
Merchandise inventories	(96,018)	(55,614)
Other current assets	1,191	(3,134)
Other assets	(354)	(469)
Accounts payable and accrued liabilities	74,873	86,466
Non-current liabilities	(3,411)	(4,539)

Net Cash Provided By Operating Activities	129,790	169,643

Net Cash Flows from Investing Activities:
Additions to property and equipment	(63,429)	(38,468)
Proceeds from sales of fixed assets	3,971	—
Purchase of available-for-sale investments	(1,728)	(3,977)
Proceeds from sale of available-for-sale investments	2,380	4,840

Net Cash Used In Investing Activities	(58,806)	(37,605)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	1,201,000	519,200
Payments on revolving credit agreement	(1,236,400)	(537,900)
Proceeds from exercise of stock options	16,563	38,396
Purchase of common stock	(50,000)	(143,357)

Net Cash Used In Financing Activities	(68,837)	(123,661)

Effect of Exchange Rate Changes on Cash	1,511	219

Net Increase in Cash and Cash Equivalents	3,658	8,596
Cash and Cash Equivalents at Beginning of Period	63,124	35,273

Cash and Cash Equivalents at End of Period	$66,782	$43,869

Supplemental cash flow information:

Interest paid	$1,682	$4,031
Interest received	$302	$335
Income taxes paid (net of refunds received)	$10,467	$1,153

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION

      Zale Corporation, along with its wholly owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At April 30, 2005, the Company operated 2,329 specialty retail jewelry stores, kiosks and carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Company primarily operates under seven brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the U.S., which provides traditional, moderately priced jewelry to a broad range of customers. The Company has leveraged its brand strength through Zales the Diamond Store Outlet, which focuses on the brand conscious, value oriented shopper in outlet malls and neighborhood power centers. Zales Jewelers has further extended the reach of its brand to the internet shopper through its e-commerce site, zales.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Mappins Jewellers® in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com. The Company reaches the opening price point fine jewelry customer primarily through mall based kiosks operated by its Piercing Pagoda® brand and carts operating in Canada under the name Peoples II®.

      The accompanying Consolidated Financial Statements are those of the Company as of and for the three month and nine month periods ended April 30, 2005 and April 30, 2004. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2004. The classifications in use at April 30, 2005, have been applied to the financial statements for July 31, 2004 and April 30, 2004.

      The results of operations for the three month and nine month periods ended April 30, 2005 and April 30, 2004 are not, necessarily indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the Holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 34,500 and 10,000 outstanding for the three months ended April 30, 2005 and April 30, 2004, respectively. There were antidilutive common stock equivalents of 36,000 and 39,000 outstanding for the nine months ended April 30, 2005 and April 30, 2004, respectively.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amount)

Net earnings available to stockholders	$14,456	$11,528	$102,721	$99,578

Basic:
Weighted average number of common shares outstanding	50,895	52,641	51,302	52,873

Net earnings per common share — basic	$0.28	$0.22	$2.00	$1.88

Diluted:
Weighted average number of common shares outstanding	50,895	52,641	51,302	52,873
Effect of dilutive stock options	618	896	687	922

Weighted average number of common shares outstanding as adjusted	51,513	53,537	51,989	53,795
Net earnings per common share — diluted	$0.28	$0.22	$1.98	$1.85

STOCK REPURCHASE PLAN

      On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of the Company’s common stock, par value $.01 per share (“common stock”). As of January 31, 2005 the Company had repurchased approximately 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the current year repurchase program.

      On August 28, 2003, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its common stock in addition to repurchase authorizations existing at the time. This approval made possible the Company’s repurchase of a total of approximately $142 million worth of its common stock. As of April 30, 2004, the Company had repurchased approximately 2.8 million shares of common stock at an aggregate cost of approximately $142 million, which completed its authorization under the plan.

      The Company’s Board of Directors has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position, and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

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

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as allowed by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” to stock-based employee compensation (see New Accounting Pronouncements).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(amounts in thousands, except for share amounts)

Net earnings, as reported	$14,456	$11,528	$102,721	$99,578
Add: Restricted stock which is included in net earnings, net of related tax effects	136	—	501	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,572)	(1,553)	(4,925)	(4,728)

Pro forma net earnings	$13,020	$9,975	$98,297	$94,850

Earnings Per Common Share — Basic:
Earnings Per Common Share, as reported	$0.28	$0.22	$2.00	$1.88
Earnings Per Common Share, pro forma	$0.26	$0.19	$1.92	$1.79

Earnings Per Common Share — Diluted:
Earnings Per Common Share, as reported	$0.28	$0.22	$1.98	$1.85
Earnings Per Common Share, pro forma	$0.25	$0.19	$1.89	$1.76

Weighted Average Number of Common Shares Outstanding:
Basic	50,895	52,641	51,302	52,873
Diluted	51,513	53,537	51,989	53,795

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

COMPREHENSIVE INCOME

      Comprehensive income represents the change in equity during a period resulting from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and nine month periods ended April 30, 2005 and April 30, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(amounts in thousands)

Net Earnings	$14,456	$11,528	$102,721	$99,578

Other Comprehensive Income:

Unrealized gain (loss) on investment securities, net	(331)	(575)	(172)	23
Unrealized gain (loss) on derivative instruments	548	(473)	(457)	(145)
Cumulative translation adjustments	(2,077)	(4,880)	6,465	2,596

Total Comprehensive Income	$12,596	$5,600	$108,557	$102,052

LONG-TERM DEBT

      The Company entered into a five-year revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its then existing $225 million facility. The Revolving Credit Agreement provides the Company up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.

      On December 10, 2004, the Company entered into an amendment of its Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the term of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins under the Revolving Credit Agreement.

      The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2005 and 2004, $162.1 million and $165.7 million respectively, were outstanding under the Amended Revolving Credit Agreement. The effective interest rate for the quarter ended April 30, 2005 was 4.17 percent with the applicable margin for LIBOR based loans at 1.25 percent

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $337.9 million in available borrowings at April 30, 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB Opinion No. 25, the issuance of stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in the financial statements throughout the period in which the awards vest. In addition, SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Per the FASB, SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) for the first quarter of fiscal year 2006. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

GUARANTEE OBLIGATIONS

      In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosures in interim and annual financial statements.

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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

      In an effort to better serve customers, the Company and Citi developed two programs (the “shared risk credit programs”) that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses arising from these accounts as defined in the agreement with Citi.

      Based on account balances for the shared risk credit programs as of April 30, 2005, the Company’s maximum potential payment would be approximately $38 million if the entire portfolio defaulted. As of April 30, 2005, the reserve for both portfolios is approximately $837,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of April 30, 2005 is approximately $7.1 million.

      Product Warranty Programs. The Company sells extended service agreements (“ESAs”) to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. The revenue from these agreements is recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the ESAs. The Company also provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on actual historical expenses.

      The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
	(amounts in thousands)
Beginning Balance	$29,669	$34,623	$31,794	$32,160
Extended Service Agreements Sold	14,404	11,115	45,464	39,068
Extended Service Agreement Revenue Recognized	(15,170)	(12,978)	(48,355)	(38,468)

Ending Balance	$28,903	$32,760	$28,903	$32,760

OTHER MATTERS

      American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, but the range of expected income tax effects cannot be reasonably estimated at this time. The Company expects to complete the evaluation of the potential range of income tax benefits by the fourth quarter of fiscal year 2005.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

      The Company, in conjunction with its independent auditors reviewed its lease portfolio and based upon this review, the Company determined that the cumulative impact as of January 31, 2005 of correcting this error by commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the three and nine month periods ending April 30, 2005 and April 30, 2004 was not material.

      In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from ESAs relating to prior periods as of January 31, 2005. The Company recorded the cumulative impact on net income of correcting this error of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the three and nine month periods ending April 30, 2005 and April 30, 2004.

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

Overview

      The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At April 30, 2005, the Company operated 2,329 specialty retail jewelry stores, kiosks and carts located primarily in shopping malls throughout the U.S., Canada and Puerto Rico.

      During the nine months ending April 30, 2005, the Company continued to execute its strategic plan. The corporate initiatives included improvements to its supply chain, real estate growth, and a more targeted marketing and merchandising strategy aimed at brand differentiation. Supply chain improvements include the Company’s direct product sourcing expansion in the Peoples Jewellers, Gordon’s Jewelers, and Zales the Diamond Store Outlet brands, as well as its allocation process for product aimed at improving its in-store stock position. In addition, the Gordon’s Jewelers brand continues to tailor its merchandise and store staffing levels to certain locations through an approach called “versioning” in approximately 135 stores. The Company’s real estate initiative continued to focus on both traditional malls and off-mall growth in the U.S. The Company also extended its offerings of opening price point merchandise including charms, earrings and body jewelry by expanding in Canada with 69 Peoples II cart locations. The Company continued its marketing strategy aimed at brand differentiation by further utilizing its database and statistical modeling techniques to enhance communication with customers.

      All of the Company’s brands had positive comparable store sales during the quarter ending April 30, 2005, reflecting an improvement in the performance of the Zales Jewelers brand. However, the Company continues to identify opportunities for additional improvements such as direct sourcing, brand differentiation, refining the product mix, and improving the integration of merchandising, marketing and store execution to strengthen the future direction of the brand.

Results of Operations

      The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	47.7	48.2	48.8	49.1
Selling, General and Administrative Expenses	44.2	44.6	39.8	39.5
Cost of Insurance Operations	0.3	0.3	0.2	0.2
Depreciation and Amortization Expense	2.9	2.9	2.3	2.3

Operating Earnings	4.9	4.0	8.9	8.9
Interest Expense, Net	0.3	0.3	0.3	0.3

Earnings Before Income Taxes	4.6	3.7	8.6	8.6
Income Taxes	1.8	1.3	3.2	3.2

Net Earnings	2.8%	2.4%	5.4%	5.4%

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

      Total Revenues. Total revenues include sales of merchandise, repair services, Extended Service Agreements (“ESAs”) and insurance premiums. For the three months ended April 30, 2005, total revenues were $515.6 million, an increase of 6.7 percent over total revenues of $483.2 million for the same period in the prior year. During the three months ended April 30, 2005, the Company opened 6 stores, 7 kiosks, and 2 Peoples II carts. In addition, the Company closed 6 stores, 10 kiosks, and 1 Peoples II cart during the current period. The net square footage and other revenue growth contributed an increase of 3.2 percent in total revenues. Comparable store sales increased 3.5 percent in the three months ended April 30, 2005, which the Company believes is primarily due to the impact of targeted investments in its Gordon’s Jewelers brand and ongoing execution of the Company’s merchandising and marketing initiatives. Comparable store sales exclude amortization of ESAs and include sales for stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. Total revenues include insurance premium revenue for credit insurance operations of $3.4 million and $3.2 million for the three months ended April 30, 2005 and 2004, respectively.

      Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 47.7 for the three months ended April 30, 2005, a decrease of 0.5 percentage points compared to the same period in the prior year. The cost of sales decrease as a percent of revenues was driven primarily by the Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories and a higher mix of ESA sales.

      The Company’s last-in, first-out (“LIFO”) provision was $0.3 million and $0.5 million for the three months ended April 30, 2005 and 2004, respectively.

      Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A as a percent of revenues was 44.2 for the three months ended April 30, 2005, a decrease of 0.4 percentage points compared to the same period last year. Store operating expenses were 0.8 percentage points lower as a percent of revenues as a result of improved productivity of field payroll and lower proprietary credit costs offset by higher occupancy costs. Additionally, general overhead expenses increased by 0.4 percentage points as a percent of revenues primarily due to a loss on the sale of the Bethlehem, Pennsylvania building, which represented approximately 0.2 percentage points of the increase. See Other Activities Affecting Liquidity, “Sale of Building” for further information.

      Income Taxes. The effective tax rate for the three months ended April 30, 2005 and 2004 was 38.5 percent and 36.3 percent respectively. The increase in the effective tax rate was primarily due to an increase in various state effective tax rates.

Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004

      Total Revenues. Total revenues include sales of merchandise, repair services, ESAs and insurance premiums. For the nine months ended April 30, 2005, total revenues were $1.911 billion, an increase of 3.3 percent over total revenues of $1.849 billion for the same period in the prior year. During the nine months ended April 30, 2005, the Company opened 49 stores, 39 kiosks and 70 Peoples II carts. In addition, the Company closed 30 stores, 32 kiosks, and 1 Peoples II cart during the nine month period. The net square footage and other revenue growth contributed 2.9 percent to the increase in total revenues. Comparable store sales increased 0.4 percent in the nine months ended April 30, 2005. Comparable store sales exclude amortization of ESAs and include sales for stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. The overall increase of revenues in the nine months ended April 30, 2005 was partially offset by a decrease in revenues in the Holiday period. In addition, the Company estimates that revenues were adversely impacted by $6.5 to $7.0 million due to the hurricanes in Florida, Puerto Rico and Alabama in August and September 2004. Total revenues include insurance premium revenue for credit insurance operations of $9.4 million and $9.6 million for the nine months ended April 30, 2005 and 2004, respectively.

      Cost of Sales. Cost of sales includes cost of merchandise sold as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.8 for the nine months ended April 30, 2005, a decrease of 0.3 percentage points compared to the same period in the prior year. The cost of sales decrease as a percent of revenues was driven by the Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories and a higher mix of ESA sales. In addition, the receipt of cash consideration from vendors, which was previously recorded as a reduction to SG&A, is now recorded as a reduction of inventory costs in accordance with Emerging Issues Task Force Issue 02-16 “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” (“EITF 02-16”).

      The Company’s LIFO provision was $1.6 million and $1.0 million for the nine months ended April 30, 2005 and 2004, respectively.

      Selling, General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 0.3 percentage points to 39.8 percent of revenues for the nine months ended April 30, 2005, from 39.5 percent for the nine months ended April 30, 2004. Approximately 0.2 percentage points of the increase was due to the result of the reclassification of certain cash consideration received from vendors previously recorded as a reduction to SG&A expenses to a reduction of inventory costs in accordance with EITF 02-16. Store operating expenses were approximately 0.8 percentage points higher as a percent of revenues due to investments in training, store payroll, and marketing to support the Company’s strategic initiative of an improved customer focus. Higher fixed occupancy expense as a rate of sales was also a factor, primarily due to the under-performance in the Zales Jewelers brand and sales lost to the hurricanes in the first two quarters of the fiscal year. The increase was partially offset by a reduction in proprietary credit expenses of approximately 0.7 percentage points.

      Income Taxes. The effective tax rate for the nine months ended April 30, 2005 and 2004 was 37.2 percent and 36.9 percent respectively. The increase in the effective tax rate was primarily due to an increase in various state effective tax rates.

Liquidity and Capital Resources

      The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures primarily for new store growth and renovations of the existing portfolio, upgrades to its management information systems and debt service. As of April 30, 2005, the Company had cash and cash equivalents of $66.8 million, of which approximately $7.1 million is restricted due to an agreement with Citi Commerce Solutions (“Citi”), a subsidiary of CitiGroup. This agreement requires the Company to pledge an amount as collateral to Citi in an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. For additional information, see “Notes to Consolidated Financial Statements — Guarantee Obligations.”

      The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were generated during the three month periods ended January 31, 2004 and 2003, respectively, which includes the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels. At April 30, 2005, owned inventory was approximately $100 million higher than at July 31, 2004 as a result of the Company’s continued store growth.

      On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, but the range of expected income tax effects cannot be reasonably estimated at this time. The Company expects to complete the evaluation of the potential range of income tax benefits by the fourth quarter of fiscal year 2005.

Finance Arrangements

      The Company entered into a five-year revolving credit facility (the “Revolving Credit Agreement”) on July 23, 2003, replacing its then existing $225 million facility. The Revolving Credit Agreement provides the Company up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.

      On December 10, 2004, the Company entered into an amendment of its Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the term of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins under the Revolving Credit Agreement.

      The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2005 and 2004, $162.1 million and $165.7 million respectively, were outstanding under the Amended Revolving Credit Agreement. The effective interest rate for the quarter ended April 30, 2005 was 4.17 percent with the applicable margin for LIBOR based loans at 1.25 percent and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $337.9 million in available borrowings at April 30, 2005.

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

Capital Expenditures

      During fiscal year 2005, the Company plans to open 63 new stores, principally under the brand names Zales Jewelers and Zales the Diamond Store Outlet, 47 new kiosks, and 70 Peoples II carts, for which it expects to incur approximately $30 million in capital expenditures. During fiscal year 2005, the Company anticipates spending approximately $30 million to renovate, relocate or refurbish approximately 177 additional locations. This will allow the Company to focus on productivity of existing core store locations and enhance brand position within the marketplace. The Company also estimates that it will make capital expenditures of approximately $11 million during fiscal year 2005 for enhancements to its management information systems and infrastructure expansion. In total, the Company anticipates making approximately $80 million in capital expenditures during fiscal year 2005. As of April 30, 2005, the Company had made $63.4 million in capital expenditures, a portion of which was used to open 49 stores, 39 kiosks and 70 Peoples II carts and to renovate, relocate or refurbish other locations.

Other Activities Affecting Liquidity

•	Sale of Building

      On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was, prior to the acquisition, used for additional distribution and warehousing functions at Piercing Pagoda. The proceeds, net of commissions received, represented an estimated fair value of $2.3 million. On February 28, 2005, the Company sold a 73,000 square foot building in Bethlehem, Pennsylvania that, prior to the acquisition, served as the primary office and distribution facility for Piercing Pagoda. The proceeds net of commissions received were $1.7 million resulting in a loss on the sale of approximately $1.1 million.

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

      The Company’s Board of Directors has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility.

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

      In an effort to better serve customers, the Company and Citi developed two programs (the “shared risk credit programs”) that extend credit to qualifying customers beyond the standard credit account. The incremental credit extension is at the Company’s discretion and is based upon either additional down payments made at the time of sale or the total amount of the sale transaction. The Company bears a portion of customer default losses arising from these accounts as defined in the agreement with Citi.

      Based on account balances for the shared risk credit programs as of April 30, 2005, the Company’s maximum potential payment would be approximately $38 million if the entire portfolio defaulted. As of April 30, 2005, the reserve for both portfolios is approximately $837,000, which the Company believes is adequate based on the historical trend of actual losses. The Company is required to pledge collateral to Citi in the form of an interest bearing depository account that will fluctuate monthly based on the account balances of the shared risk credit programs. The current collateral balance as of April 30, 2005 is approximately $7.1 million.

•	Contractual Obligations

      The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2004. See “Contractual Obligations” on page 32 of the Form 10-K.

      On December 10, 2004, the Company entered into the Amended Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders. For additional information, see “Finance Arrangements,” p.14. There have been no other material changes in the Company’s contractual obligations since July 31, 2004.

      Management believes that operating cash flow and amounts available under the Amended Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.

      The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, local area network operations, wide area network management and e-commerce hosting. The current agreement expires August 1, 2005. The Company is in the process of renewing this agreement to expand certain services.

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

      The Company, in conjunction with its independent auditors reviewed its lease portfolio. Based upon this review, the Company determined that the cumulative impact as of January 31, 2005 of correcting this error by commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the three and nine month periods ending April 30, 2005 and April 30, 2004 was not material.

      In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from ESAs relating to prior periods as of April 30, 2005. The Company recorded the cumulative impact on net income of correcting this error of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the three and nine month periods ending April 30, 2005 and April 30, 2004.

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

      The Company’s stores, kiosks, and carts are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. The Company’s success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm the Company’s sales and earnings.

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

Forward Commodity Agreements
(As of April 30, 2005)

	Contract	Fine Troy Ounces	Contract Gold	Contract Fair
Commodity	Settlement Date	of Gold	Price Per Ounce	Market Value
Gold	05-06-05	546	$428.825	$3,372
Gold	05-20-05	546	429.271	3,502
Gold	06-07-05	401	429.845	2,614
Gold	06-21-05	401	430.291	2,642
Gold	07-07-05	363	430.801	2,443
Gold	07-21-05	359	431.248	2,445

      In fiscal year 2005, the Company entered into foreign currency forward exchange contracts to reduce the effects of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.

Foreign Exchange Contracts
(As of April 30, 2005)

	Contract	Contract	Contract	Contract
Currency	Settlement Date	Amount	Exchange Rate	Fair Value
USD	05-17-05	$2,434,750	$1.3094	$(101,197)
USD	06-16-05	2,398,546	1.3099	(101,741)
USD	07-19-05	2,521,790	1.3103	(109,215)
USD	08-16-05	3,124,834	1.3107	(138,335)
USD	09-19-05	1,906,066	1.3111	(86,638)

      The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.

      Otherwise, the Company believes that the market risk of the Company’s financial instruments as of April 30, 2005 has not materially changed since July 31, 2004. The market risk profile as of July 31, 2004 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

Item 6. Exhibits

10.16	Severance Agreement dated as of February 23, 2005 between Zale Corporation and Pamela J. Romano (Incorporated by reference to the Company’s filing on Form 8-K dated March 1, 2005, File No. 1-04129, as Exhibit 10.1).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation (Registrant)
Date: June 8, 2005	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller (principal accounting officer of the registrant)