Form 10-K
period 2005-07-31
ZALE CORP
filed 2005-10-03
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For the fiscal year ended July 31, 2005
Zale Corporation
A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129
901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000
     Zale Corporation’s common stock, par value $.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the “Act”) and is listed on the New York Stock Exchange. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.
     The aggregate market value of Zale Corporation’s common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2005 was $1,338,900,968. As of September 23, 2005, 50,317,693 shares of Zale Corporation’s common stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates.
     Zale Corporation is an accelerated filer.
     Zale Corporation is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of Zale Corporation’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 11, 2005 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
General
     Zale Corporation, through its wholly owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2005, the Company operated 1,464 specialty retail jewelry stores, 812 kiosks and 69 carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico.
     The Company was incorporated in Delaware in 1993. Its principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Its telephone number at that address is (972) 580-4000, and its Internet address is www.zalecorp.com.
     During the fiscal year ended July 31, 2005 (“fiscal year 2005”), the Company generated $2.4 billion of net revenues. The Company believes it is well-positioned to compete in the approximately $27 billion, highly fragmented specialty retail jewelry industry, leveraging its established brand names, economies of scale and geographic and demographic diversity. The Company has significant brand name recognition as a result of each brand’s long-standing presence in the industry and its national and regional advertising campaigns. The Company believes that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer’s reliability, credibility and commitment to customer service.
Business Segments
     Beginning in fiscal year 2005, the Company began reporting its operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. All corresponding items of segment information in prior periods have been presented consistently. An overview of each business segment follows below.
Fine Jewelry
     The Company’s Fine Jewelry segment operates under six brands, each targeted to reach a distinct customer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is the Company’s national brand in the U.S. providing traditional moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the Internet shopper through its e-commerce site, zales.com. The Company has further leveraged the brand strength through Zales the Diamond Store Outlet®, which focuses on the brand conscious, value-oriented shopper in outlet malls and neighborhood power centers. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional moderately priced jewelry to customers throughout Canada. Mappins Jewellers® in Canada targets the more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. During fiscal year 2005, the Company’s Fine Jewelry segment generated $2.1 billion of net revenues.
Zales Jewelers
     Zales, the Company’s national flagship, is a leading brand name in jewelry retailing in the U.S., with stores in 50 states and Puerto Rico, and accounted for 45 percent of the Company’s total revenues in fiscal year 2005. Zales’ average store size is 1,613 square feet with an average transaction total of $379.
     In fiscal year 2005, bridal merchandise represented 44.5 percent of merchandise sales, while fashion jewelry and watches comprised the remaining 55.5 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists generally of diamond fashion jewelry, precious and semi-precious jewelry, gold jewelry, watches and various other items. The Company believes that the prominence of diamond jewelry in its product selection and its reputation for customer service for 80 years fosters an image of quality and trust among consumers. While placing added emphasis on the bridal segment of its business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and watches as well as its key item strategy to drive sales during gift-giving occasions throughout the year.
     Zales’ merchandise selection has historically been standardized across the nation. Beginning in the spring of fiscal year 2005, the assortments were repositioned across the entire chain to more appropriately target the customer preferences by analyzing customer demographics and each store’s historical sales trends.
     The combination of Zales’ national presence and centralized replenishment allows it to use television advertising across the nation as its primary advertising medium, supplemented by newspaper inserts and direct mail. Zales continues to support its brand awareness through its sponsorship of events such as the Rockefeller Center Christmas Tree Lighting. Zales serves the Internet customer through its e-commerce site, zales.com, which accounted for less than one percent of the Company’s total revenues in fiscal year 2005 (see ZLC Direct on page 3 for further discussion).
Zales the Diamond Store Outlet
     The Company operated Zales the Diamond Store Outlet (“Zales Outlet”) with stores in 35 states and Puerto Rico, that accounted for 7 percent of the Company’s total revenues in fiscal year 2005. The average store size is 2,466 square feet, with an average transaction total of $367. Zales Outlet benefits from Zales’ brand recognition and national advertising programs.
     The outlet concept has evolved into one of the strongest concepts in retail shopping today, featuring key merchandise items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the brand conscious and value-oriented female shopper, offering 20 to 70 percent off traditional retail prices every day. The Company has grown its Zales Outlet concept over the past six years from 4 stores in 1998 to the 138 locations in operation at the end of fiscal year 2005.
     Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales’ national advertising and brand recognition, Zales Outlet has built its own customer base, outside of the traditional Zales customer. Zales Outlet offers its own unique product line and promotional efforts geared specifically to the outlet consumer.
Gordon’s Jewelers
     Gordon’s is positioned as the Company’s second national brand. As of July 31, 2005, Gordon’s had stores in 35 states and Puerto Rico and accounted for 14 percent of the Company’s total revenues in fiscal year 2005. Average store size is 1,479 square feet with an average transaction total of $411.
     The Company is continuing steps to differentiate the Gordon’s image from that of other moderate jewelers, including store design and improved merchandise and marketing with a focus on leveraging its solid bridal business and market position as the relationship expert. Gordon’s has a larger and more developed bridal business than the Company’s other brands (48 percent) which reflects its unique relationship with its customer.
     Gordon’s strives to distinguish itself by understanding local and regional differences to tailor its assortments more appropriately for each store’s locale. Gordon’s offers a broad range of merchandise, such as diamond solitaires, jewelry set in platinum and semi-precious gems.
     Gordon’s utilizes a targeted approach in its marketing, consisting primarily of television and direct mail. The marketing will continue to evolve and capitalize upon the opportunity created by the bridal business and its 99 years of customer relationships. The Company positions Gordon’s as the relationship expert, and a warm, friendly place to obtain knowledgeable guidance on a significant jewelry purchase.

Bailey Banks & Biddle Fine Jewelers
     At July 31, 2005, Bailey Banks & Biddle operated 104 upscale jewelry stores in 30 states and Puerto Rico. The Company also utilizes the trade name Zell Bros.® for one location operated by the Bailey Banks & Biddle brand. Average store size is 3,780 square feet with an average transaction total of $1,385. Total revenue at Bailey Banks & Biddle accounted for 13 percent of the Company’s total revenues in fiscal year 2005.
     On August 30, 2005, the Company announced its intention to close approximately 30 Bailey Banks & Biddle stores after the upcoming Holiday season that do not fit with the brand’s long term positioning in the luxury market.
     For 172 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle locations are among the pre-eminent stores in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments are carefully selected to provide treasures that will be appreciated for generations with a focus on diamonds, precious gemstones, gold and branded designer jewelry, complemented by an extensive assortment of prestige watch brands and giftware.
     Bailey Banks & Biddle has a large customer base and prospects with upscale direct-mail catalogs and invitations to special events, enabling the stores to focus on specific products tailored for specific customers.
Peoples Jewellers and Mappins Jewellers
     In Canada, the Company operates stores in nine provinces and enjoys the largest market share of any jewelry retailer in Canada. Peoples Jewellers and Mappins Jewellers accounted for 8 percent of the Company’s total revenues in fiscal year 2005. The average store size is 1,589 square feet with an average transaction totaling $272.
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
     Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past three years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. Seasonal newspaper inserts are also a key element in the Peoples’ marketing campaign. In addition, Peoples produces a seasonal bridal book, which is mailed to customers twice a year.
     Mappins Jewellers continues to be a strong second brand in Canada. Building on a history dating from 1936, Mappins is recognized as a jeweler catering to the upscale customer in key mall locations. The Mappins consumer selects from classic fashion styles at upper moderate price points. Since 2000, Mappins has utilized newspaper inserts and targeted direct mail offers to reach their customers.
ZLC Direct
     For the on-line customer, the Company offers two e-commerce sites. The zales.com site has benefited from the strong brand recognition and marketing power of Zales Jewelers. In fiscal year 2005, the Company launched a second brand e-commerce site, baileybanksandbiddle.com, under the Bailey Banks & Biddle banner. In May 2005, the Company entered into a new strategic partnership with GSI Commerce, Inc. (“GSI”), a recognized provider of website design and operations services, which will allow the Company to leverage advanced technology and web support. Through the partnership with GSI, the Company intends to introduce e-commerce capabilities to its other brands.

Kiosk Jewelry
     The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda (in the U.S.) and Peoples II (in Canada) through mall based kiosks and carts and reaches the opening price point fine jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.
     At July 31, 2005, Piercing Pagoda operated 812 locations in 41 states and Puerto Rico under the names Piercing Pagoda, Plum Gold, Silver and Gold Connection, and Piercing Pagoda+. During fiscal year 2005 the Company operated 69 carts in Canada under the name Peoples II, which sell items consistent with the best selling fashion items in the Piercing Pagoda kiosks.
     At the entry-level price point, the Kiosk Jewelry segment targets a young, fashion forward customer. The kiosks and carts offer an extensive collection of popularly priced bracelets, earrings, charms, rings, and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site.
     Kiosks and carts are generally located in high traffic concourses of regional shopping malls. The kiosk locations average 189 square feet in size, with an average transaction of $36, and are easily accessible and visible within malls. In fiscal year 2005, the kiosk revenues represented 12 percent of the Company’s total revenues.
     In fiscal year 2006, the Company plans to continue its expanded focus on the key strategies it implemented during fiscal year 2004. Such initiatives included an expanded offering of lower price point merchandise and fashion-focused items, including gold earrings and body jewelry. The Kiosk Jewelry segment will use its scale to create a competitive advantage by expanding direct sourcing opportunities, which proved successful at improving gross margins in fiscal years 2005 and 2004.
All Other
     The Company, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd., provides insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to the Company’s private label credit card customers. The three companies are the insurers (either through direct written or reinsurance contracts) of the Company’s customer credit insurance coverages. In addition to providing replacement property coverage for certain perils, such as theft, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for eligible employees of the Company. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued business that it continues to run off. Credit insurance operations are dependent on Company retail sales through its private label credit cards. In fiscal year 2005, 39.4 percent of the Company’s private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank U.S.A., N.A. (“Citi”), the Company’s insurance affiliates continue to provide insurance to holders of the Company’s private label credit cards and receive payments for such insurance products. Insurance premium revenues of $12.9 million, $12.6 million, and $16.1 million are included in total revenues for fiscal years ended July 31, 2005, 2004 and 2003, respectively.
Business Initiatives and Strategy
     In fiscal year 2005, the Company remained focused on executing the strategic plan it put in place during fiscal year 2003 designed to support the Company’s long term growth. The core strategies, increasing its market share, creating and enhancing the customer experience, and implementing a comprehensive supply chain continue to be the blueprint for the future.

Capture Market Share
     The Company believes that a brand management strategy is key to increasing its market share. The focus of the Company’s brand management strategy is on aligning each brand’s product offerings and marketing stance with its appropriate customer segment to further differentiate the brands.
     The Company believes that its brand recognition is a competitive advantage. This is especially important because, when consumers feel they lack the expertise to evaluate the quality and value of jewelry purchases, they rely on known brand names to ensure that quality and value. As an industry leader, the Company continues to set the standard for delivering innovative and creatively designed products to consumers. The Company believes its proven ability to capitalize on evolving merchandise trends is what differentiates it from its competition. In addition, as the largest specialty retailer of fine jewelry in North America, the Company believes it realizes economies of scale in purchasing, distribution, real estate, advertising and administrative costs. The Company also believes that the geographic diversity of its retail distribution network through all 50 states, Puerto Rico and Canada, and the demographic breadth of its target customer groups may serve to reduce earnings volatility typically associated with local or regional conditions.
     As part of its strategic plan to capture market share, the Company has dedicated resources to improve the effectiveness of its marketing function. The Company believes that knowledge of its different types of customers and their behaviors has improved the decision making capabilities with respect to its media buys and the message it delivers to existing and potential customers. This increased awareness has compelled the Company to further evolve the positioning of its key brands. The growing knowledge base, along with the Company’s widely differentiated portfolio of brands, allows it to meet the needs of the jewelry-buying consumer on a more personal basis. These needs vary in importance depending on the person. Accordingly, the communication strategy utilized for each brand will vary as well. Each brand will emphasize different features – giving each brand a distinct look, style and feel.
     Marketing research is at the core of the Company’s decision to introduce a new creative campaign for Zales Jewelers in time for the 2005 Holiday season. The Company’s new direction will focus on better quality jewelry, maintaining television as its core medium, and rely on targeted direct mail campaigns for promotional efforts. The Company believes this approach is more consistent with its strategy of building a stronger brand with long-term customer relationships.
     The Company’s goal is to establish predictive customer data to maximize the effectiveness of its marketing efforts to its existing 19 million-customer database, and target new opportunities to market its jewelry products to individuals demonstrating a high propensity to respond. The database, combined with improved statistical modeling capabilities, allows the Company to interpret the overall brand message into resonant direct mail communications. Additionally, the development and utilization of proprietary clientele software and processes is allowing the Company to place a personal touch on these relationship efforts.
     During fiscal year 2005, the Company had square footage and other growth of over three percent, opening 61 stores, 50 kiosks and 71 carts. A significant portion of the growth was outside the mall in power strip centers, an urban strategy in New York and an expanded presence in neighborhood centers. Additional growth vehicles included expansion of Piercing Pagoda in the U.S. and introduction into Canada of a smaller cart version of the Piercing Pagoda kiosk under the brand name Peoples II, which leverages the product strategies of Piercing Pagoda and the brand strength of the Company’s Canadian business. This new cart program is typically located in a landlord-provided cart at the center of the mall and offers the latest trends to the opening price point fashion forward customer in Canada.
     The Company expanded its off-mall presence in fiscal year 2005. The growth plan included the expansion of Zales the Diamond Store Outlet into value-oriented shopping centers with recognizable tenants such as Bed Bath & Beyond, Office Depot, Target and Kohl’s. The off-mall venue proved successful in New Jersey, Florida and Texas markets, but met with weaker response in Chicago. Accordingly, the Chicago stores will be re-merchandised and branded as traditional Zales stores to enjoy the marketing strength that the flagship brand provides. The Company reduced its original 2005 new store opening target across both the traditional outlet malls and power strip centers from 50 stores to 18 stores.

     On August 30, 2005, the Company announced, as part of its strategy to improve brand performance and profitability, its intention to close approximately 30 Bailey Banks & Biddle stores after the upcoming Holiday season that do not fit with the brand’s long term positioning in the luxury market. The closings are estimated to result in a charge of $13 million or $0.25 per share after taxes related to the leasehold improvements, inventory and lease exit costs.
     In fiscal year 2006, the Company plans to open approximately 65 new stores, principally under the brand names Zales Jewelers and Gordon’s Jewelers, and approximately 40 Piercing Pagoda kiosks for which it expects to incur an aggregate of approximately $32 million in capital expenditures during fiscal year 2006. The Company also plans to refurbish, renovate or relocate approximately 172 stores and kiosks at a cost of approximately $40 million during fiscal year 2006.
     As a tool to support the growth in store space, the Company implemented new software to assist with real estate decisions regarding site selection. Additional experience with this tool is expected to provide even greater benefit in targeting locations as the Company moves forward with its new store opening plans.
     As the Company looks toward other avenues for growth it is testing a repair store concept with three locations scheduled to open before the Holiday season. The Company sees opportunities for gross margin improvement in its current brand repair operations by utilizing repair stores to improve services to the customer. The concept, if successful, also provides another avenue for top line growth.
     The Company’s e-commerce business, zales.com and baileybanksandbiddle.com, grew over 30 percent this year and the Company believes there is further opportunity to grow as a complement to its national store base. The Company has positioned itself to maximize the longer-term growth and success of its online business through a partnership with GSI. Through the partnership with GSI, the Company intends to introduce e-commerce capabilities to its other brands.
Create and Enhance the Customer Experience
     At the center of the strategy to improve the customer experience are the Company’s own sales associates and the tools that are available to them. The Company is investing heavily in training to ensure the associates are knowledgeable and reliable resources to customers, and that sales transactions can be executed rapidly.
     Integral to the managerial and associate training designed in fiscal year 2004 were programs designed to strengthen management development. In fiscal year 2005, the Company further supported the development of product knowledge through an arrangement with the Diamond Council of America (“DCA”) to train key store managers and sales associates, increasing their expertise in diamonds and colored stones. Additionally, the Company has a well-developed buyer training program to develop and train new buyers on merchandise negotiation techniques and Company standards.
     The Company is also enhancing its customer’s experience through the use of technology as it designs the “next generation store” POS system. The goal is to accelerate transaction speed and timely access to customer and inventory information, while reducing administrative responsibilities in the stores. The test will be conducted across both retail segments throughout fiscal year 2006.
     The Company’s investments in infrastructure to support its employees include the development of a long-term human resource vision. At the center of this vision is an investment in an integrated human resource management and payroll system. The human resources management solution was implemented during fiscal year 2005 and the payroll solution will be implemented in fiscal year 2006. The system is designed to provide on-line employee access, eliminate manual processes, and provide detailed data analysis to managers, allowing the Company to continuously enhance productivity.

Supply Chain Strategy
     Supply chain improvements are the third prong in the Company’s three-part strategy and are designed to enhance margin and enable the Company to operate more efficiently and cost-effectively. The centralized product sourcing organization established to coordinate the purchase and assembly of cut and polished diamond solitaire product for the Company’s Canadian fine jewelry brands expanded to support Gordon’s and Outlet’s needs by supplying over $37 million in purchases. During fiscal year 2005, direct sourcing of solitaire products has improved gross margins on the related products and increased revenues. In fiscal year 2006, the Company expects to further improve margins by increasing penetration at existing brands and by beginning to supply Zales Jewelers with a portion of its solitaire needs. In July of 2005, the Company also expanded both production and distribution capacity with the construction of a new integrated distribution and assembly center in Canada.
     In addition to the purchase and assembly of diamond solitaire products, direct importing of finished product from overseas vendors also was identified as an opportunity. The Kiosk Jewelry segment and the Fine Jewelry segment will import basic gold and diamond merchandise directly from factories in Europe, Asia and the Middle East to be more up-to-the-moment with respect to fashion trends while reducing product cost. In fiscal year 2005, the Kiosk Jewelry segment accelerated the direct importing of finished goods, increasing sourced product to over 75 percent of inventory. This allowed the Kiosk Jewelry segment to be both price competitive and to offer its customers the latest fashion trends.
     The Company expects direct sourcing to contribute additional improvements in merchandise margin and allow the Company to be more flexible and competitive in merchandising certain items over the next several years. Direct sourcing contributed 40 and 50 basis points of gross margin improvement for fiscal years 2005 and 2004, respectively.
     To support the Company’s strategic initiatives, the Company has also established a long-term information technology strategy linking its business needs with its technology efforts and investments. The Company is committed to making the appropriate system investments that allow it to adapt to new technologies, gain efficiencies and achieve a competitive business advantage. During fiscal year 2005, the focus included supporting the human resources strategy, identifying the technology needs of the supply chain strategy and partnering with the brand resources to select new merchandise and point of sale software solutions.
     As the Company moves into fiscal year 2006, the IT focus will be on redesigning store processes consistent with business needs that will be enabled by new POS software to be introduced at select pilot stores over the year. Additionally, the Company will design and implement an integrated suite of merchandise solutions targeted to be in production in fiscal year 2008. Additional expected benefits from the Company’s system investment are improved speed to market, increased efficiency, reduced maintenance costs and improved real time communication with its stores, vendors and customers. It will also enable the Company to convert to cost-based accounting and support its move to a 4-5-4 retail calendar that will provide the ability to plan and forecast on a more consistent basis.
Current Year Capital
     Stock Repurchase Plan. On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $100 million of its common stock, par value $.01 per share (“common stock”).
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of its common stock. During the first six months of fiscal year 2005, the Company repurchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the fiscal year 2005 program.

     The Company’s Board of Directors has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources, given its cash flow and capital position, and provide value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing for stock repurchase activities.
Industry and Competition
     U.S. specialty retail jewelry stores (such as the Company) accounted for approximately $27 billion of sales in 2004, according to publicly available data. Historically, retail jewelry store sales have exhibited only limited effects of cyclicality. The United States Census Bureau has recorded only three years of negative growth in specialty retail jewelry store sales from 1984 to 2004. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and on-line jewelers.
     The largest jewelry retailer in U.S. is believed to be Wal-Mart Stores, Inc., which includes a wide-ranging assortment of costume jewelry, followed by the Company. The Company is the largest specialty retail jewelry chain in North America, with approximately nine percent of the U.S. specialty retail jewelry market share, based on estimates from the United States Census Bureau. Only two other specialty retail jewelers had greater than three percent market share.
     Jewelry retailing is highly competitive. The Company competes with a large number of independent regional and local jewelry retailers, as well as with national jewelry chains. The Company also competes with other types of retailers who sell jewelry and gift items, such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of the Company’s competitors are non-specialty retailers, which are larger and have greater financial resources than the Company. The malls where the Company’s stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. The Company believes that it is also competing for consumers’ discretionary spending dollars and, therefore, competes with retailers who offer merchandise other than jewelry or giftware. Therefore, the Company competes primarily on the basis of its reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. The Company’s success is also dependent on its ability to both react to and create customer demand for specific merchandise categories.
     The Company holds no material patents, licenses, franchises or concessions; however, the established trademarks and trade names of the Company are essential to maintaining its competitive position in the retail jewelry industry.

Operations by Brand
     The following table presents total revenues, average sales per location and the number of locations for each of the Company’s brands for the periods indicated.

	Year Ended July 31,
	2005	2004	2003
Total Revenues (in thousands)
Zales (including ZLC Direct)	$1,079,230	$1,070,576	$1,040,537
Zales Outlet	166,000	137,613	119,270
Gordon’s	324,854	313,881	314,345
Bailey Banks & Biddle	320,869	326,086	314,886
Peoples (a)	204,909	174,058	150,416
Piercing Pagoda	274,296	269,660	256,665
Insurance Revenues	12,908	12,566	16,122

	$2,383,066	$2,304,440	$2,212,241

Average sales per location (b)
Zales	$1,366,000	$1,390,000	$1,369,000
Zales Outlet	1,249,000	1,287,000	1,261,000
Gordon’s	1,112,000	1,101,000	1,084,000
Bailey Banks & Biddle	3,030,000	2,848,000	2,702,000
Peoples	1,140,000	1,041,000	878,000
Piercing Pagoda	343,000	339,000	322,000

Locations opened during period
Zales	24	9	13
Zales Outlet	18	25	4
Gordon’s	13	9	1
Bailey Banks & Biddle	0	0	1
Peoples	6	5	3
Piercing Pagoda	50	24	15
Peoples II	71	—	—

	182	72	37

Locations closed during period
Zales	14	7	15
Zales Outlet	1	0	0
Gordon’s	13	9	12
Bailey Banks & Biddle	4	8	5
Peoples	1	9	7
Piercing Pagoda	36	39	59
Peoples II	2	—	—

	71	72	98

Total Locations at end of period
Zales	767	757	755
Zales Outlet	138	121	96
Gordon’s	287	287	287
Bailey Banks & Biddle	104	108	116
Peoples	168	163	167
Piercing Pagoda	812	798	813
Peoples II	69	—	—

	2,345	2,234	2,234

(a)	Peoples (including Mappins and Peoples II carts) reflects all revenue from Canadian operations, which constitutes all foreign operations of the Company. Long-lived assets from foreign operations totaled approximately $27.6 million, $23.2 million, and $ 20.0 million at July 31, 2005, 2004, and 2003, respectively.

(b)	Based on merchandise sales for locations open a full twelve months during the respective year.
Business Segment Data
     Information concerning sales and segment income attributable to each of the Company’s business segments is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes to Consolidated Financial Statements,” all of which are incorporated herein by reference.
Store Operations
     The Company’s stores are designed to differentiate its brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies, all of which should enhance the customer experience. The Company focuses on store layout, particularly in areas such as lighting, choice of materials and arrangement of display cases, to maximize merchandise presentation. Promotional displays are changed periodically to provide variety or to reflect seasonal events.
     Each of the Company’s stores is led by a store manager who is responsible for certain store-level operations, including overall store sales and certain personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level in an effort to maintain low operating costs at the store level. Each store offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer’s option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20 percent at the inception of the layaway transaction.
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
     The Company continues to focus on the level and frequency of its employee training programs, particularly with store managers and key sales associates. The Company also provides training in sales techniques for new employees, on-the-job training for all store personnel and management training for store managers. Under the banner of Zale Corporation University, the Company offers training to employees at every level of the organization.
Purchasing and Inventory
     The Company purchases the majority of its merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at the Company’s headquarters. As discussed in the section “Business Initiatives and Strategy,” a centralized product sourcing organization has also been established to coordinate the purchase and assembly of core diamond products such as solitaire rings, earrings and pendants. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time. The Company had approximately $150.9 million and $163.1 million of consignment inventory on hand at July 31, 2005 and 2004, respectively. During fiscal years 2005 and 2004, the Company purchased approximately 26 percent and 30 percent, respectively, of its merchandise from its top five vendors, including more than 8 percent from its top vendor in fiscal year 2005. If supply between the Company and these top vendors were disrupted, particularly at certain critical times during the year, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. In fiscal year 2005, purchases of internally produced merchandise represented approximately 3.5 percent of total purchases.
     The Company historically has engaged in a limited amount of hedging activity with respect to merchandise held in inventory, as commodity prices have remained relatively stable. The Company is not subject to substantial currency fluctuations because most of its purchases are U.S. dollar-denominated. The Company continually reviews its position on hedging and will take steps to hedge certain commodity components or currency positions if appropriate. In fiscal year 2005, the Company entered into foreign currency forward exchange contracts to minimize the market risk from currency exchange rate exposure, primarily associated with its Canadian brand, Peoples Jewellers. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to capital investments anticipated to be incurred during the fiscal year, denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. In addition, the Company entered into forward contracts for the purchase of some of its gold in order to reduce the effects of fluctuating gold prices on inventory. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure.
     As a specialty retail jeweler, the Company could be affected by industry-wide fluctuations in the prices of diamonds, gold, and other metals and stones. The supply and prices of diamonds in the principle world markets are significantly influenced by a single entity, the Diamond Trading Company, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and the Company’s suppliers is to some extent dependent on the political situation in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.
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
Proprietary Credit
     The Company’s private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. The Company offers revolving and interest free credit programs under its private label credit card program. Approximately 44 percent and 45 percent, respectively, of the Company’s U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by proprietary credit cards in fiscal years 2005 and 2004. The Company’s Canadian propriety credit card sales represented approximately 29 percent of Canadian total sales for fiscal year 2005 and approximately 31 percent of Canadian total sales for the same period in the prior year.
     In fiscal year 2005, the Company continued its proprietary credit offerings of same-as-cash, revolving and interest free programs, all of which allowed Company sales personnel to provide the customer additional financing options.
     In July 2000, the Company entered into a ten-year agreement with Citibank U.S.A., N.A. (“Citi”) whereby Citi issues private label credit cards branded with appropriate Company trademarks, and provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., Revolving, Interest Free, Same as Cash).
Employees
     As of July 31, 2005, the Company had approximately 16,300 employees, less than 10 percent of whom were Canadian employees and less than one percent of whom were represented by unions. The Company usually hires temporary employees during each Holiday season.
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
     The Company has a data center operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement expired July 31, 2005 and was renegotiated. The new agreement, effective August 1, 2005, requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. The Company believes that by outsourcing its data center operations, the Company will best focus its resources on developing and enhancing the strategic initiatives discussed in the Business and Strategy section.
     The Company has historically upgraded, and expects to continue to upgrade, its information systems to improve operations and support future growth. The Company estimates it will make capital expenditures of approximately $13 million in fiscal year 2006 for enhancements to its information systems and infrastructure. Fiscal year 2006 expenditures will include: implementation of a new payroll system designed to significantly streamline the data capture processing and utilization of payroll and employee life-cycle information, a pilot for new point of sale software and hardware, the design and testing of an integrated merchandising system and several technology infrastructure projects.

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
Available Information
     The Company provides links to its filings with the Securities and Exchange Commission (“SEC”) and to the SEC filings (Forms 3, 4 and 5) of its directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge, on the Company’s website at http://www.zalecorp.com, under the heading “SEC Filings” in the “Shareholder Information” section. These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC’s EDGAR system at http://www.sec.gov.
     The Company’s certificate of incorporation and bylaws as well as the charters for the compensation, audit, nominating and corporate governance committees of its Board of Directors and the corporate governance guidelines are available on the Company’s website at http://www.zalecorp.com, under the heading “Corporate Governance.”
     The Company has a Code of Business Conduct and Ethics (the “Code”). All of its directors, executive officers and employees are subject to the Code. The Code is available on the Company’s web site at http://www.zalecorp.com, under the heading “Corporate Governance-Code of Business Conduct and Ethics.” Waivers of the Code will be disclosed in a SEC filing on Form 8-K.

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
     Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting disposable consumer income such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where the Company operates, can impact sales and earnings.
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
     The Company is significantly dependent on its ability to operate stores in desirable locations with capital investment and lease costs that allow the Company to earn a reasonable return on its locations. The Company depends on the leasing market and its landlords to determine supply, demand, lease cost and operating costs and conditions. The Company cannot be certain as to when or whether desirable store locations will become or remain available to the Company at reasonable lease and operating costs. Further, several large landlords dominate the ownership of prime malls, and the Company is dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time to time the Company does have disagreements with its landlords, and a significant disagreement, if not resolved, could have an adverse impact on the Company.
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

ITEM 2. PROPERTIES
     The Company leases a 430,000 square foot corporate headquarters facility, which lease extends through 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. The Company leases approximately 40,000 square feet of warehouse space that in June 2003 was subleased to a third party through the remainder of the lease term, which extends through March 2009. The Company expanded its Canadian distribution and productions operations in July 2005 by leasing a 26,280 square foot facility in Toronto, Ontario. On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that, prior to the Company’s acquisition of Piercing Pagoda, Inc. (the “Acquisition”), was used for additional distribution and warehousing functions at Piercing Pagoda. On February 28, 2005, the Company sold a 73,000 square foot building in Bethlehem, Pennsylvania that, prior to the Acquisition, served as the primary office and distribution facility for Piercing Pagoda. The Company also leases a 20,000 square foot distribution and warehousing facility in Irving, Texas that serves as the Piercing Pagoda distribution center.
     The Company rents most of its store retail space under leases that generally range in term from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from three to five years and carts from 12 to 18 months. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.
     The Company leases 16 percent of its store and kiosk locations from Simon Property Group and 14 percent of its store and kiosk locations from General Growth Management, Inc. Otherwise, the Company has no relationship with any lessor relating to 10 percent or more of its store and kiosk locations.
     The following table indicates the expiration dates of the current terms of the Company’s leases as of July 31, 2005:

					Percentage
Term Expires	Stores	Kiosks	Other (1)	Total	Of Total
2006 and prior	213	375	3	591	25.0%
2007	199	153	—	352	14.9%
2008	190	149	—	339	14.4%
2009	133	75	3	211	8.9%
2010 and thereafter	729	129	11	869	36.8%

Total number of leases	1,464	881	17	2,362	100.0%

     Management believes substantially all of the store leases expiring in fiscal year 2006 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed on terms not materially less favorable to the Company than the terms of the expiring leases. Management believes its facilities are suitable and adequate for the Company’s business as presently conducted.
(1) Other includes six warehouse, distribution, and storage facilities and 11 locations that are either not yet open, or are locations that have been closed but are still under lease obligations.
ITEM 3. LEGAL PROCEEDINGS
     The Company is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without any material adverse effect on the Company’s financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2005.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
     The following individuals serve as executive officers or are other key employees of the Company. Officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Executive Officers:

Mary L. Forté	54	President, Chief Executive Officer and Director

Sue E. Gove	47	Executive Vice President, Chief Operating Officer and Director

Mark R. Lenz	49	Group Senior Vice President, Chief Financial Officer

Paul G. Leonard	50	Group Senior Vice President and President, Zales Jewelers

Peter Feigenbaum	52	Senior Vice President, Upstream Supply Chain

Key Employees:

Frank C. Mroczka	47	Senior Vice President and President, Gordon’s Jewelers

Charles E. Fieramosca	57	Senior Vice President and President, Bailey Banks & Biddle Fine Jewelers

Gilbert P. Hollander	52	Senior Vice President and President, Piercing Pagoda

John A. Zimmermann	46	Senior Vice President and President, Peoples Jewellers

Nancy O. Skinner	55	Senior Vice President and President, Zales the Diamond Store Outlet

E. Ashlee Aldridge	36	Senior Vice President, Chief Information Officer

Mary Ann Doran	49	Senior Vice President, Human Resources

Cynthia T. Gordon	41	Senior Vice President, Controller

Stephen C. Massanelli	49	Senior Vice President, Real Estate

Susann C. Mayo	53	Senior Vice President, Downstream Supply Chain

Hilary Molay	51	Senior Vice President, General Counsel and Secretary

Bernard M. Sensale, Jr.	43	Senior Vice President, Marketing

George J. Slicho	56	Senior Vice President, Loss Prevention

Stephen L. Strong	45	Senior Vice President, Executive Vice President, Store Operations, Zales Jewelers

Charleen R. Wuellner	54	Senior Vice President, Corporate Services
Executive Officers
     The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.
     Ms. Mary L. Forté has served as President, Chief Executive Officer and a director since August 1, 2002. Before being named to such positions, Ms. Forté served as Executive Vice President and Chief Merchandise Officer from February 2001 to July 2002. From January 1998 to February 2001, she served as Executive Vice President and Chief Administrative Officer. Ms. Forté joined the Company in July 1994 as the President of the Company’s Gordon’s Jewelers brand, and served in that position until January 1998. From January 1994 to July 1994, Ms. Forté served as Senior Vice President of QVC – Home Shopping Network. From July 1991 through January 1994, Ms. Forté served as Senior Vice President of the Bon Marché, Home Division of Federated Department Stores, Inc. From July 1989 to July 1991, Ms. Forté was Vice President of Rich’s Department Store, Housewares Division. In addition to the above, Ms. Forté has 14 years retailing and merchandising experience with Macy’s, The May Department Stores Company, Inc. and Federated Department Stores, Inc.

     Ms. Sue E. Gove has served as a director of the Company since September 23, 2004. Ms. Gove has served as Chief Operating Officer since August 1, 2002. She remained in the position of Chief Financial Officer until February 2003. Prior to her appointment to Chief Operating Officer, Ms. Gove served as Executive Vice President, Chief Financial Officer from July 1998 to July 2002. From December 1997 to July 1998, she served as Group Vice President, Chief Financial Officer. From January 1996 to December 1997, she served as Senior Vice President, Corporate Planning and Analysis. From September 1996 through June 1997, Ms. Gove also served as Senior Vice President and Treasurer, overseeing Investor Relations and the Treasury, Tax and Control functions. Ms. Gove joined the Company in 1980 and served in numerous capacities until her appointment as Vice President in 1989. Prior to joining the Company, Ms. Gove was an accountant at Data General Corporation. Ms. Gove is also a director of Autozone, Inc.
     Mr. Mark R. Lenz was promoted to Group Senior Vice President, Chief Financial Officer in February 2003. Prior to this appointment, Mr. Lenz served as Senior Vice President, Controller from November 1997 to February 2003. Mr. Lenz held various management positions in finance for the Company until his appointment to Vice President, Controller in February 1995. Prior to joining the Company in 1988, Mr. Lenz served in various positions in the audit division of Arthur Andersen LLP in Dallas, Texas.
     Mr. Paul G. Leonard was promoted to Group Senior Vice President and President of Zales Jewelers in January 2005. Mr. Leonard was previously the Senior Vice President and President of Piercing Pagoda, to which he was appointed in January 2002. From May 1999 to January 2002, Mr. Leonard served as Executive Vice President, Chief Merchandise and Marketing Officer, for Friedman’s Jewelers. From January 1998 to May 1999, Mr. Leonard served as Senior Vice President and President of Corporate Merchandising for the Company. From January 1995 to January 1998, Mr. Leonard served as President of Bailey Banks and Biddle Fine Jewelers. Prior to joining the Company in 1994 as President of Corporate Merchandising, Mr. Leonard held various positions with Macy’s, the May Company, and Ames Department Stores.
     Mr. Peter Feigenbaum was appointed Senior Vice President, Upstream Supply Chain in September 2005. Mr. Feigenbaum rejoined the Company as Senior Vice President, Merchandise Planning for the Company in February 2005. Prior to this appointment, Mr. Feigenbaum served as Senior Vice President of Filene’s Department Store from 1998 through 2004. Mr. Feigenbaum was previously employed with the Company as a Senior Vice President of Diamond Park Fine Jewelers from 1995 through 1998. Prior to joining the Company in 1995, Mr. Feigenbaum held various positions with Famous Barr, Kaufmann’s, and Macy’s.
Key Employees
     Mr. Frank C. Mroczka was promoted to Senior Vice President and President, Gordon’s Jewelers in April 2003. Mr. Mroczka was previously the Senior Vice President of Store Operations for Gordon’s Jewelers, to which he was appointed in 1997. In 1993, Mr. Mroczka was promoted to Director of Stores for Gordon’s West Region. Mr. Mroczka joined the Company in 1983 and served in numerous positions until his appointment to Vice President in 1997.
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
     Mr. Gilbert P. Hollander was promoted to Senior Vice President and President of Piercing Pagoda in January 2005. Prior to and up until this appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

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
     Ms. Nancy O. Skinner was promoted to Senior Vice President and President of Zales the Diamond Store Outlet in August 2003. Ms. Skinner served as Vice President and Senior Vice President of Merchandising, Zales the Diamond Store Outlet from April 2001 to July 2003. From May 1998 to April 2001, Ms. Skinner was a Diamond Buyer for Zales the Diamond Store Outlet. Ms. Skinner joined the Company in April 1984 and has held numerous senior-buying positions in Diamond Park Fine Jewelers, Gordon’s Jewelers, and Bailey Banks & Biddle Fine Jewelers. Prior to joining the Company, Ms. Skinner held various merchandising positions with Gordon’s Jewelry Corporation.
     Ms. E. Ashlee Aldridge was promoted to Senior Vice President, Chief Information Officer in May 2004. Ms. Aldridge joined the Company in October 2003 as Vice President of Strategic Development. Prior to joining the Company, Ms. Aldridge served in various positions in the internal audit division of Deloitte & Touche in Dallas, Texas from June 1999 to September 2003.
     Ms. Mary Ann Doran was promoted to Senior Vice President of Human Resources in February 2005. Ms. Doran previously held the position of Vice President of Organizational Development & Recruitment, to which she was appointed in August 1997. Ms. Doran began her career with the Company in October 1996 as Vice President, Personnel Development & Staffing. Prior to joining the Company, Ms. Doran held positions with Kenzer Corporation, Bombay Company and the Jordan Marsh Company, where she served as Vice President of Human Resources.
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
     Ms. Susann C. Mayo joined the Company in October 2005 as Senior Vice President, Downstream Supply Chain. Prior to joining the Company, Ms. Mayo was the Vice President of Logistics & Distribution for The Bombay Company from 2001 through February 2005. Prior to 2001, Ms. Mayo held various positions at Sears, Roebuck & Company from 1973 through 2001.
     Ms. Hilary Molay was promoted to Senior Vice President, General Counsel and Secretary of the Company in September 2005. Prior to her most recent promotion, Ms. Molay served as Vice President, General Counsel and Secretary of the Company from August 2002 through August 2005. Ms. Molay also serves as Secretary to the Zale Board of Directors. Previously, Ms. Molay served as Director, Senior Attorney for Zale Corporation when she joined the Company in February 2000. Prior to working for the Company, Ms. Molay served in various legal positions, including Senior Attorney for J. C. Penney Company, Inc., Trial Attorney, U.S. Department of Justice, and Judicial Law Clerk, Court of Appeals of Maryland.
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
     Ms. Charleen Wuellner was appointed Senior Vice President of Corporate Services in September 2005. Prior to this appointment, Ms. Wuellner served as Senior Vice President and President of Corporate Merchandising from April 2003 through August 2005. From April 2001 to April 2003, Ms. Wuellner served as Senior Vice President and President, Gordon’s Jewelers and was previously the President of Zales the Diamond Store Outlet, to which she was appointed in August 2000. In August 1999, Ms. Wuellner was promoted to Senior Vice President of Zales the Diamond Store Outlet. From April 1995 to August 1999, Ms. Wuellner held senior buying positions in zales.com and Gordon’s Jewelers. Prior to joining the Company in April 1995, Ms. Wuellner held various merchandising positions with Macy’s.

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

	2005		2004
	High	Low	High	Low
First	$29.17	$24.59	$26.03	$22.05
Second	31.25	25.50	28.05	25.14
Third	30.96	26.15	31.30	26.85
Fourth	34.28	26.95	28.58	25.12
     As of September 23, 2005, the outstanding shares of common stock were held by approximately 720 holders of record. The Company has not paid dividends on the common stock since its initial issuance on July 30, 1993, and does not anticipate paying dividends on the common stock in the foreseeable future. In addition, the Company’s long-term debt limits the Company’s ability to pay dividends or repurchase its common stock if borrowing availability under its $500 million revolving credit facility (“the Revolving Credit Agreement”) is less than $75 million. At July 31, 2005, the Company had borrowing availability under the Revolving Credit Agreement of approximately $370.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results Operations – Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements – Long Term Debt.”

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the fiscal years ended July 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the Company’s audited Consolidated Financial Statements.

	Year Ended July 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share amounts)
Total revenues	$2,383,066	$2,304,440	$2,212,241	$2,191,727	$2,087,199
Costs and expenses:
Cost of sales (a)	1,157,226	1,122,946	1,101,030	1,083,053	1,034,913
Special Inventory Charge	—	—	—	—	25,236
Selling, General and Administrative expenses	982,113	942,796	884,069	873,265	818,205
Cost of insurance operations	6,084	5,963	8,228	8,620	5,589
Depreciation and amortization expense	59,840	56,381	55,690	58,340	58,290
Impairment of Goodwill	—	—	136,300	—	—
Executive transactions	—	—	—	2,298	4,713
Retiree medical plan curtailment	—	—	—	(3,500)	—

Operating earnings	177,803	176,354	26,924	169,651	140,253
Interest expense, net	7,725	7,528	6,319	7,750	6,857
Costs of Early Retirement of Debt	—	—	5,910	—	—

Earnings before income taxes	170,078	168,826	14,695	161,901	133,396
Income taxes	63,303	62,353	55,340	59,256	51,348

Earnings (loss) before effect of accounting change	106,775	106,473	(40,645)	102,645	82,048
Effect of change in accounting principle (b)	—	—	—	(41,287)	—

Net earnings (loss)	$106,775	$106,473	($40,645)	$143,932	$82,048

Earnings (Loss) Per Common Share —
Basic:
Before effect of change in accounting principle	$2.08	$2.02	($0.63)	$1.48	$1.19

Net Earnings (Loss) Per Share	$2.08	$2.02	($0.63)	$2.08	$1.19

Earnings (Loss) Per Common Share —
Diluted:
Before effect of change in accounting principle	$2.05	$1.99	($0.63)	$1.47	$1.18

Net Earnings (Loss) Per Share	$2.05	$1.99	($0.63)	$2.07	$1.18

Weighted average number of common shares outstanding: (c)
Basic	51,280	52,650	64,528	69,178	69,150
Diluted	51,975	53,519	64,528	69,692	69,502

Balance Sheet Data:
Working capital	$590,731	$582,888	$532,443	$561,939	$512,418
Total assets	1,380,900	1,342,084	1,294,106	1,489,265	1,408,029
Long-Term Debt	129,800	197,500	184,400	86,749	109,463
Total stockholders investment	$817,588	$726,114	$652,323	$939,807	$840,563

a)	In fiscal year 2002, the Company changed its method of determining price indices used in the valuation of last-in, first-out (“LIFO”) inventories. The effect of using the internal indices instead of the Bureau of Labor Statistics price indices was to increase fiscal year 2002 net income by approximately $4.8 million. The impact on the individual prior years presented and the cumulative effect of this change on earnings at the beginning of fiscal year 2002 is not determinable.

b)	Change in accounting principle for the write off of the excess of revalued net assets over stockholders equity (negative goodwill).

c)	Outstanding share amounts have been adjusted to give retroactive effect to a two-for-one stock split completed on June 8, 2004.
Note: Data from Piercing Pagoda in 2001 includes results from September 20, 2000, the date the Company acquired Piercing Pagoda, Inc., through July 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA (continued)
Segment Data

	Year Ended July 31,
	2005	2004	2003	2002	2001
Selected Financial Data by Segment	(amounts in thousands, except per share amounts)
Revenues
Fine Jewelry (a)	$2,089,261	$2,022,214	$1,939,454	$1,900,177	$1,813,733
Kiosk (b)	280,897	269,660	256,665	273,225	254,511
All Other	12,908	12,566	16,122	18,325	18,955

Total Revenues	$2,383,066	$2,304,440	$2,212,241	$2,191,727	$2,087,199

Depreciation & Amortization Expense
Fine Jewelry	$44,410	$41,757	$40,915	$40,453	$40,407
Kiosk	4,708	4,199	4,653	5,618	12,069
All Other	—	—	—	—	—
Unallocated	10,722	10,425	10,122	12,269	5,814

Total Depreciation & Amortization Expense	$59,840	$56,381	$55,690	$58,340	$58,290

Operating Earnings (Loss)
Fine Jewelry	$147,414	$153,739	$151,650	$145,816	$137,001
Kiosk (c)	29,030	25,951	(125,629)	20,335	25,492
All Other	6,824	6,603	7,894	9,705	13,366
Unallocated (d)	(5,465)	(9,939)	(6,991)	(6,205)	(35,606)

Total Operating Earnings	$177,803	$176,354	$26,924	$169,651	$140,253

Assets (e)
Fine Jewelry (f)	$1,103,142	$1,055,755	$1,036,080	$1,022,790	$987,099
Kiosk (g)	117,125	111,238	96,485	238,048	227,583
All Other	35,670	37,737	38,217	38,788	45,245
Unallocated (d)	124,963	137,354	123,324	189,639	148,102

Total Assets	$1,380,900	$1,342,084	$1,294,106	$1,489,265	$1,408,029

Capital Expenditures
Fine Jewelry	$59,587	$42,535	$27,064	$41,602	$65,427
Kiosk	8,650	6,038	6,383	3,644	—
All Other	—	—	—	—	—
Unallocated	14,887	12,215	10,132	8,913	22,229

Total Capital	$83,124	$60,788	$43,579	$54,159	$87,656

a)	Includes $198.3, $174.1 and $150.4 million in fiscal years 2005, 2004, and 2003, respectively, related to foreign operations.

b)	Includes $6.6 million in fiscal year 2005 related to foreign operations.

c)	Includes impairment of goodwill of $136.3 million in fiscal year 2003.

d)	Includes $71.0, $65.9, and $63.3 million in fiscal years 2005, 2004, and 2003, respectively, to offset internal carrying costs charged to the segments.

e)	Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements, and technology infrastructure.

f)	Includes $27.2, $23.2 and $20.0 million of fixed assets in fiscal years 2005, 2004, and 2003, respectively, related to foreign operations.

g)	Includes $390,000 of fixed assets in fiscal years 2005 related to foreign operations. There were no foreign operations in segment prior to 2005.
NOTE: The segments are not organized based on product differences or geographic areas and, accordingly, it is not practicable to report revenues by such groups.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business – Cautionary Notice Regarding Forward-Looking Statements.”
Executive Overview
     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2005, the Company operated 1,464 specialty retail jewelry stores and 881 kiosks and carts.
Company highlights for fiscal year 2005 include:
•	Achieved $2.4 billion in revenues

•	Expansion of internally sourced product in Peoples Jewellers, and introduction to Gordon’s Jewelers and Zales the Diamond Store Outlet

•	Increased direct importing of finished merchandise from overseas vendors

•	Expansion of opening price point merchandise including charms, earrings, and body jewelry in Canada with 69 Peoples II cart locations

•	Focused real estate strategy on both traditional malls and off-mall growth in the U.S.

•	Introduced database marketing capabilities and statistical modeling techniques to continue to improve the effectiveness of its marketing function and enhance communication with customers

•	Implemented new Human Resources management solution
Key Strategies for fiscal year 2006 include:
•	Enhancing the customer experience by implementing the following:
New point of sale solution
Multi-channel initiatives
Focused and managed training
Payroll services solution
•	Increase market share through the following:
Square footage growth of 3 percent
Targeted and customer focused marketing plan
•	Implement supply chain strategy improvements with the following:
Product sourcing across all brands
Increase internally produced diamond products in existing brands
Design and test an integrated merchandise system
     The Company’s locations are divided into three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.
     The Fine Jewelry segment primarily operates under six brands, each targeted to reach a distinct customer as described below:
•	Zales Jewelers (including zales.com), the Company’s national brand in the U.S., provides traditional, moderately priced jewelry to a broad range of customers.

•	Zales the Diamond Store Outlet focuses on the brand conscious, value oriented shopper in outlet malls and neighborhood power centers.

•	Gordon’s Jewelers focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler.

•	Bailey Banks & Biddle Fine Jewelers (including baileybanksandbiddle.com) operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers.

•	Peoples Jewellers, the Company’s national brand in Canada offers traditional, moderately priced jewelry to customers throughout Canada.

•	Mappins Jewellers in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases.

     The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall based kiosks primarily under the name Piercing Pagoda in the U.S., and carts under the name Peoples II in Canada.
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

	Year Ended July 31,
	2005	2004	2003
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales	48.6	48.7	49.8
Selling, General and Administrative Expenses	41.2	40.9	39.9
Cost of Insurance Operations	0.3	0.3	0.4
Depreciation and Amortization Expense	2.5	2.5	2.5
Impairment of Goodwill	—	—	6.2

Operating Earnings	7.4	7.6	1.2
Interest Expense, Net	0.3	0.3	0.3
Costs of Early Retirement of Debt	—	—	0.2

Earnings Before Income Taxes	7.1	7.3	0.7
Income Taxes	2.6	2.7	2.5

Net Earnings (Loss)	4.5%	4.6%	(1.8)%

Year Ended July 31, 2005 Compared to Year Ended July 31, 2004
     Total Revenues. Total revenues for fiscal year 2005 were $2.383 billion, an increase of 3.4 percent over total revenues for the prior fiscal year. The net square footage and other revenue growth contributed 3.1 percent to the increase in total revenues. The overall increase in revenues during the fiscal year was partially offset by a decrease in revenues in the Holiday period. In addition, the Company estimates that revenues were adversely impacted by $6.5 to $7.0 million due to the hurricanes in Florida, Puerto Rico, and Alabama in August and September 2004.
     The Fine Jewelry brands contributed $2.089 billion of revenues in fiscal year 2005, compared to $2.022 billion in fiscal year 2004, which represents an increase of 3.3 percent. Total revenues include $281 million in the Kiosk Jewelry segment compared to $270 million in fiscal year 2004, an increase of 4.2 percent over the prior year, which is primarily due to the expansion of this segment into Canada. All Other segment operations provided $12.9 million in revenues, representing an increase of 2.7 percent from the prior year.
     Comparable store sales for the Company increased 0.3 percent for the fiscal year as compared to the prior fiscal year. Comparable store sales exclude amortization of extended service agreements and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. For the current fiscal year, all brands had flat to positive comparable store sales with the exception of the Zales brand, which had negative comparable sales primarily due to poor performance over the Holiday period. Paul Leonard became the new President of the Zales brand in January 2005 resulting in the subsequent repositioning of the brand.
     During fiscal year 2005, the Company opened 61 stores and closed 33 stores in the Fine Jewelry segment and opened 121 kiosks and carts and closed 38 kiosks and carts in the Kiosk Jewelry segment.

     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.6 percent for the fiscal year 2005, a decrease of 0.1 percentage points over last fiscal year. Approximately 0.4 percent was driven by the Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories, and 0.3 percent resulted from a higher mix of extended service agreement (“ESA”) sales, which have favorable costs as a percent of revenue. These improvements were partially offset by a product mix shift to lower margin merchandise and higher clearance markdowns.
     The Company’s LIFO inventory provision was $3.8 million and $2.1 million for the fiscal years ended July 31, 2005 and 2004, respectively.
     Selling General and Administrative Expenses. Included in Selling, General, and Administrative Expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 0.3 percentage points to 41.2 percent of revenues for the current fiscal year, from 40.9 percent of revenues for the prior fiscal year.
     Store operating expenses were approximately 1.0 percentage points higher as a percent of revenues, principally a result of higher fixed occupancy expense as a rate of sales due to the under-performance in the Zales Jewelers brand and sales lost to the hurricanes in the first two months of the fiscal year. Advertising expenditures also increased by 0.3 percent of sales due to the Company’s continued investments in marketing to support its strategic initiative to increase market share. The increase in store operating expenses was partially offset by a reduction in proprietary credit expenses of approximately 0.7 percentage points due to a change in the mix of the Company’s credit programs.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $59.8 million in fiscal year 2005, an increase of 6.1 percent, primarily due to investments in new store growth and IT system infrastructure.
     Income Taxes. The effective tax rate for the fiscal years ended July 31, 2005 and 2004 was 37.2 percent and 36.9 percent, respectively. The increase in the effective tax rate was primarily due to an increase in various state effective tax rates.
Year Ended July 31, 2004 Compared to Year Ended July 31, 2003
     Total Revenues. Total revenues for fiscal year 2004 were $2.304 billion, an increase of 4.2 percent over total revenues for the prior fiscal year. The net square footage growth and other revenue growth contributed 0.3 percent to the increase in total revenues. The continued development of the core bridal business and the expansion of Italian charms and body jewelry in Piercing Pagoda, contributed to the total revenue increase.
     The Fine Jewelry segment contributed $2.022 billion of revenues in fiscal year 2004, compared to $1.939 billion in fiscal year 2003, which represented an increase of 4.3 percent. Total revenues included $270 million in the Kiosk Jewelry segment compared to $257 million in fiscal year 2003, an increase of 5.1 percent over the prior year, and All Other segment revenues of $12.6 million representing a decrease of 22.1 percent from the prior year.
     During fiscal year 2004, the Company opened 48 stores and closed 33 stores in the Fine Jewelry segment and opened 24 kiosks and closed 39 kiosks in the Kiosk Jewelry segment.
     Comparable store sales increased 3.9 percent for the fiscal year as compared to the prior fiscal year. Comparable store sales exclude amortization of extended service agreements and include sales for stores in their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores. For the fiscal year 2004, all brands had positive comparable store sales with Bailey Banks & Biddle in the luxury market and Piercing Pagoda in the opening price point venue contributing the largest percentage increases. The comparable store sales increase in the Bailey Banks & Biddle brand was driven primarily by a strengthening bridal category and a higher average ticket over last fiscal year. Piercing Pagoda’s strong performance was a result of product innovation, such as body jewelry and Italian charms, and improvements in its merchandise assortments.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.7 percent for fiscal year 2004, a decrease of 1.0 percentage points over the prior fiscal year. The cost of sales decrease was driven by the Company’s direct sourcing initiatives as well as a reduction in inventory costs related to the receipt of cash consideration from vendors that had previously been recorded as a reduction to SG&A.
     The Company’s LIFO inventory provision was $2.1 million and $2.9 million for the fiscal years ended July 31, 2004 and 2003, respectively.
     Selling General and Administrative Expenses. Included in SG&A are store operations, advertising, buying, and general corporate overhead expenses. SG&A totaled $943 million, an increase of 6.7 percent over last fiscal year. As a percent of revenues, SG&A was 40.9 percent for fiscal year 2004 compared to 39.9 percent for fiscal year 2003. The increase as a percentage of total revenues is primarily due to the reclassification of cash consideration from vendors, which was previously recorded as a reduction to SG&A to a reduction of inventory costs in accordance with EITF 02-16, which represented an increase of approximately 0.8 percentage points.
     Cost of Insurance Operations. The cost of insurance operations was $6.0 million, a decrease of 27.5 percent primarily driven by lower insurance revenue over the prior year. As a percentage of revenues, cost of insurance operations was slightly lower at 0.3 percent for the current fiscal year, as compared to the prior fiscal year at 0.4 percent.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $56.4 million, an increase of 1.2 percent, primarily due to the purchase of new assets for new store openings, renovations, and refurbishments. The increase in depreciation and amortization expense was attributed primarily to the Fine Jewelry segment of the business.
     Interest Expense, Net. Interest Expense, Net was $7.5 million and $6.3 million, respectively, for the fiscal years ended July 31, 2004 and 2003. The increase of approximately $1.2 million is primarily a result of higher outstanding debt balance during fiscal year 2004 resulting from the Company’s tender offer executed in July 2003.
     Income Taxes. The effective tax rate for the fiscal years ended July 31, 2004 and 2003 was 36.9 percent and 376.6 percent including the goodwill impairment charge of $136.3 million recorded in the second quarter of fiscal year 2003. In fiscal year 2003, the Company did not recognize a tax benefit associated with the goodwill impairment because the goodwill was not deductible for tax purposes. The Company realized a cash benefit from utilization of tax net operating loss carry-forwards (“NOL”) (after annual limitations of $19.5 million) against current and future tax liabilities, and as of July 31, 2004, the Company had a remaining NOL (after limitations) of $78.7 million.
Liquidity and Capital Resources
     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures for new store growth, renovations of the existing portfolio, and upgrades to its management information systems and distribution facilities and debt service. As of July 31, 2005, the Company had cash and cash equivalents of $55.4 million.
     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were generated during the three months ended January 31, 2005 and January 31, 2004, respectively, which includes the Holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, with the expected income tax effects estimated to be a benefit in the range of $10 to $11 million. The Company is continuing to evaluate the effects of the AJCA and expects to make a final decision on a plan of repatriation by the second quarter of fiscal year 2006.
Cash Flow Activities
     Net cash provided by operating activities was $168.3 million, $178.1 million and $164.8 million for fiscal years 2005, 2004, and 2003, respectively. In fiscal year 2005, the decrease in cash provided by operating activities was primarily due to direct sourcing receipts, which require the Company to pay for inventory earlier than purchasing finished goods. At July 31, 2005, owned inventory was approximately $27 million higher than at July 31, 2004 as a result of the Company’s continued store growth. In fiscal year 2004, the increase in cash provided by operating activities was primarily driven by the Company’s increased earnings offset by inventory investments related to direct sourcing initiatives.
     Net cash used in investing activities was $78.2 million in fiscal year 2005, related to capital expenditures of $83.1 million for new store openings, renovations and refurbishments and net purchases of investments. The increase in capital expenditures from the prior year is primarily due to investments in new store growth and IT system infrastructure. The IT infrastructure investments include the new Human Resource, Payroll and Benefits systems and the early stages of a new Point of Sale system. Net cash used in investing activities was $60 million in fiscal year 2004, mainly from capital expenditure for new store openings and renovations. In fiscal year 2003, net cash used in investing activities was $42.4 million, primarily from capital expenditures for new store openings and renovations.
     Net cash used in financing activities was $100 million in fiscal year 2005, primarily related to the repurchase of 1.8 million shares of the Company’s common stock, and net payments of $68 million in borrowings under the revolving credit facility (see “Finance Arrangements” herein). Net cash used in financing activities was $90.7 million in fiscal year 2004, primarily related to the repurchase of approximately 2.8 million shares of common stock offset slightly by borrowings under the new revolving credit facility. Net cash used in financing activities was $172.5 million in fiscal year 2003, principally related to the called and retired Senior Notes and the repurchase of approximately 6.4 million shares of common stock, offset by borrowing under the new revolving credit facility.
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
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2005, and July 31, 2004, $129.8 and $197.5 million, respectively, were outstanding under the Amended Revolving Credit Agreement. At July 31, 2005, the effective interest rate was 4.79 percent with the applicable margin for LIBOR based loans at 1.25 percent and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $370.2 million in available borrowings at July 31, 2005.
     At any time, if remaining borrowing availability under the Amended Revolving Credit Agreement falls below $75 million, the Company will be restricted in its ability to repurchase common stock or pay dividends. If remaining borrowing availability falls below $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Amended Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Amended Revolving Credit Agreement.
Capital Growth
     During the fiscal year ended July 31, 2005, the Company made $83.1 million of capital expenditures with approximately $59.6 million attributed to its Fine Jewelry segment to open 61 stores and to renovate, relocate or refurbish other locations. In addition, another $8.7 million of capital expenditures were made in the Kiosk Jewelry segment to open 121 kiosks and carts, and to renovate, relocate or refurbish other locations. The Company plans to open approximately 65 new stores, principally under the brand names Zales Jewelers and Gordon’s Jewelers in the Fine Jewelry segment, and approximately 40 new locations in the Kiosk Jewelry segment, for which it expects to incur approximately $29 million and $3 million in capital expenditures, respectively, during fiscal year 2006. During fiscal year 2006, the Company anticipates spending approximately $40 million to renovate, relocate or refurbish approximately 72 locations in its Fine Jewelry segment and approximately 100 additional locations in its Kiosk Jewelry segment. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will incur capital expenditures of approximately $14 million during fiscal year 2006 for enhancements to its management information systems and infrastructure expansion and other support operations. In total, the Company anticipates making $86 million of capital expenditures during fiscal year 2006.
Other Activities Affecting Liquidity
•	Stock Repurchase Plan
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $100 million of its common stock., par value $.01 per share (“common stock”).
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of its common stock, par value $.01 per share. As of January 31, 2005, the Company had repurchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the fiscal year 2005 program.
     The Company’s Board of Directors has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing for stock repurchase activities.

•	Sale of Buildings
     On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was used for additional distribution and warehousing functions at Piercing Pagoda prior to the Company’s acquisition of Piercing Pagoda, Inc. (the “Acquisition”). The proceeds, net of commissions received, represented an estimated fair value of $2.3 million. On February 28, 2005, the Company sold a 73,000 square foot building in Bethlehem, Pennsylvania that served as the primary office and distribution facility for Piercing Pagoda prior to the Acquisition. The proceeds net of commissions received were $1.7 million, resulting in a loss on the sale of approximately $1.1 million.
•	Off-Balance Sheet Arrangements
     Citibank U.S.A., N.A. (“Citi”), a subsidiary of Citi Group, provides financing to the Company’s customers through the Company’s private label credit card program, in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. As defined in the contract with Citi, losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
     In an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. In July 2005, Citi agreed to assume the majority of the risk associated with the larger of the two programs resulting in the release of approximately $6.5 million of restricted cash previously held as collateral in an interest bearing depository account. The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.
     Based on account balances of the remaining program as of July 31, 2005, the Company’s maximum potential payment would be approximately $2.4 million if the entire portfolio defaulted. Under the shared risk program, the Company incurred approximately $54,000 of losses for the twelve months ended July 31, 2005. As of July 31, 2005, the reserve for the portfolio is approximately $134,000, which the Company believes is adequate based on the historical trend of actual losses.
     Future liquidity will be enhanced to the extent that the Company is able to realize the cash benefit from utilization of its NOL against current and future tax liabilities. The cash benefit realized in fiscal year 2005 was approximately $6.8 million. As of July 31, 2005, the Company had a NOL (after limitations) of $58.6 million, which represents up to $20.5 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through fiscal year 2008 .
     Management believes that operating cash flow and amounts available under the Amended Revolving Credit Agreement should be sufficient to fund the Company’s current operations, debt service and currently anticipated capital expenditure requirements for the foreseeable future.
•	Contractual Obligations
     Aggregate information about the Company’s contractual obligations as of July 31, 2005 is presented in the following table.

     Contractual Obligations (continued)

	Payments Due by Period
		Less			More
Contractual Cash		than	1-3	4-5	than
Obligations ($ in millions) (e,f)	Total	1 Year	Years	Years	5 Years	Other

Long-Term Debt (a)	$130	—	—	$130	—	—
Operating Leases (b)	1,001	191	437	104	269	—
Operation Services Agreement (c)	30	5	13	8	4	—
Other Long-term Liabilities (d)	21	—	—	—	—	21

Total	$1,182	$196	$450	$242	$273	$21

(a)	Long-term debt relates to principal payments due under the Company’s Amended Revolving Credit Agreement. This amount does not reflect any interest, which would be based on the current effective rate, which was 4.79 percent at July 31, 2005 and assuming no prepayments.

(b)	Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. For fiscal year 2005, these costs represented approximately 20 percent of fixed rent payments. (See Notes to Consolidated Financial Statements-Lease Commitments for further discussion).

(c)	The Company has an operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The current agreement expired July 31, 2005 and was renegotiated (see Notes to Consolidated Financial Statements – Commitments and Contingencies for further discussion).

(d)	Other long-term liabilities reflect future payments relating to the Company’s Post Retirement Benefits Plan. (See Notes to Consolidated Financial Statements-Post Retirement Benefits for further discussion) and loss reserves related to credit insurance. The Company has reflected these payments under “Other”, as the timing of these future payments is dependent on the actual processing of the claims.

(e)	Not included in the above table is the long-term portion ($16.7 million) of the incentive payment received from Citi Commerce Solutions of $41.8 million. The incentive is amortized over the life of the contract and is included in long-term liabilities on the accompanying Consolidated Balance Sheet but does not impact cash payments in future periods. (See Notes to Consolidated Financial Statements-Deferred Credit for further discussion).

(f)	Not included in the table above as purchase obligations are the Company’s ordinary course purchase orders for merchandise and obligations under employment agreements.
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

Critical Accounting Policies and Estimates
     The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, tax, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
     The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management, or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant. For example, in fiscal year 2001, in connection with a change in strategic direction, the Company incurred an inventory charge of $25 million.
     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results could impact the shrinkage reserve.
     Long-lived Assets and Goodwill — Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cashflows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance, or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company calculates estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, the Company believes the likelihood of additional impairment would not be material. However, a significant change in the related brand’s performance, such as the closing of a majority of the brand’s stores, could result in additional impairment. In the second quarter of fiscal year 2005, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda Inc., People’s Jewellers and other smaller acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $66.4 million recorded for the People’s acquisition and $5.0 million for other smaller acquisitions.
     Revenue Recognition — The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 94 percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include extended service agreements that are recognized over the two year period in proportion to the costs expected to be incurred in performing services under the agreements. Any significant change in the proportion of costs expected to be incurred in performing services under the agreements could result in a change in the amount of revenue recognized. For instance, a 5 percent change on an annual basis in the timing of services under these agreements could result in a 5 percent change in the revenue recognized. Revenues also include premiums from the Company’s insurance businesses, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.
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
     Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of July 31, 2005, the realization of its gross deferred tax assets is more likely than not and thus there was no valuation reserve recorded.
Other Matters
     In connection with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005, regarding certain lease accounting issues, the Company, like many retailers, began a review of its lease accounting practices.
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
     The Company reviewed its lease portfolio. Based upon this review, the Company determined that the cumulative impact as of January 31, 2005, of correcting this error by commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the fiscal years ending July 31, 2005 and July 31, 2004 was not material.
     In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from ESAs relating to prior periods as of January 31, 2005. The Company recorded the cumulative impact on net income of correcting this error of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the fiscal years ending July 31, 2005 and July 31, 2004.
     The net impact of the two adjustments is not material to the Company’s financial statements. Furthermore the two changes have no impact on the Company’s historical or future net cash flow, the timing of cash received or the timing of payments.
     On August 30, 2005, the Company announced its intention to close approximately 30 Bailey Banks and Biddle stores after the upcoming Holiday season that do not fit with the brand’s long term positioning in the luxury market.
     On Monday August 29, 2005, Hurricane Katrina and the subsequent flooding along the Louisiana and Mississippi coasts resulted in the closure of several of the Company’s locations. It is anticipated that approximately 10 to 15 locations will remain closed throughout the first quarter of fiscal year 2006, and a few of those may not reopen. At this time, the Company does not expect the impact of the closures to have a material effect on its results of operations, cash flow or working capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use derivative financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.
     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described under “Long-term Debt” in the Notes to the Consolidated Financial Statements.
     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2005 of $24 million.
     Based on the Company’s market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.
     Commodity Risk — The Company principally addresses commodity risk through retail price points. The Company’s commodity risk exposure to diamond price fluctuation is not currently hedged by financial instruments.
     In fiscal year 2005, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. As of July 31, 2005, the Company did not have any outstanding forward contracts for gold.
     Foreign Currency Contracts — As a result of its Canadian operations, the Company is exposed to market risk from currency exchange rate exposure which may adversely affect the Company’s financial position, results of operations and cash flows. In seeking to minimize this risk, the Company manages exposures through foreign currency exchange contracts. In fiscal year 2005, the Company entered into foreign currency forward exchange contracts to reduce the effect of fluctuating Canadian currency exchange rates. The table below provides information about the Company’s derivative financial instruments that are sensitive to Canadian currency exchange rates.
Foreign Exchange Contracts
(As of July 31, 2005)

				Contract
	Contract	Contract	Contract	Fair Market
Currency	Settlement Date	Amount	Exchange Rate	Value
USD	08-05	$3,124,834	1.3107	$(223,430)
USD	09-05	1,906,066	1.3111	(138,644)

		$5,030,900		$(362,074)

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
Disclosure Controls and Procedures
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
Internal Control Over Financial Reporting
     The Company’s Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report on Form 10-K. The report of KPMG LLP, the Company’s independent registered public accounting firm, regarding management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
     Not applicable

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers and Key Employees of the Registrant” in Part I of this report is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.
     Equity Compensation Plan Information
     The following table provides information about common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of July 31, 2005. The total does not reflect the 250,000 additional shares of common stock that will be issuable under the Zale Corporate Outside Director’s 2005 Stock Incentive Plan if such plan is approved by stockholders at the 2005 Annual Meeting of Stockholders.
Equity Compensation Plan Information

			Number of shares of
	Number of shares		common stock remaining
	of common stock	Weighted-	available for future issuance
	to be issued upon	average exercise	under equity compensation
	exercise of	price of	plans (excluding shares
	outstanding	outstanding	reflected in 1st column) (2),
Plan Category	options (1), (3)	options	(3)

Equity compensation plans approved by stockholders	2,873,610	$20.23	5,138,163

Equity compensation plans not approved by stockholders	—	—	—

Total	2,873,610	$20.23	5,138,163

(1)	Includes shares of common stock to be issued upon the exercise of outstanding options under the Zale Corporation Omnibus Stock Incentive Plan, the Zale Corporation 2003 Stock Incentive Plan and the Zale Corporation Outside Directors’ 1995 Stock Option Plan.

(2)	Includes shares of common stock available for future issuance under the Zale Corporation 2003 Stock Incentive Plan.

(3)	The number of shares to be issued upon exercise of outstanding options and the number of securities available for future issuance under the equity compensation plans were proportionally adjusted to give effect to the Company’s two-for-one stock split completed on June 8, 2004.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth under the heading “Independent Auditor Fee Information” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

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

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted
3.1	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1

3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004, Form 10-Q, Exhibit 3.1

3.2	Bylaws of Zale Corporation	July 31, 2000 Form 10-K, Exhibit 3.2

4.1	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1

4.2	Amendment to Revolving Credit Agreement, dated as of December 10, 2004	December 10, 2004 Form 8-K, Exhibit 99.1

10.1a*	Zale Corporation Savings and Investment Plan	July 31, 2000 Form 11-K, Exhibit 99

10.1b*	Amendment to Zale Corporation Savings and Investment Plan	July 31, 2001 Form 11-K, Exhibit 99

10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2

10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a

10.4a*	Zale Corporation 2003 Stock Incentive Plan	July 31, 2003 Form 10-K, Exhibit 10.4

10.4b*	Form of Stock Option Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4b

10.4c*	Form of Restricted Stock Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4c

10.5*	Outside Directors’ 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c

10.6a*	Executive Severance Plan	Form S-1 (Reg. No. 33-27225), Exhibit 10.23

10.6b*	Amendment to Executive Severance Plan	July 31, 1996 Form 10-K, Exhibit 10.8a

10.7a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted
10.7b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a

10.7c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004, Form 10-K, Exhibit 10.7c

10.8*	Employment Agreement with Mary L. Forté, dated as of September 21, 2005	September 27, 2005, Form 8-K, Exhibit 10.1

10.9*	Employment Agreement with Sue E. Gove, dated as of September 21, 2005	September 27, 2005, Form 8-K, Exhibit 10.2

10.10*	Employment Agreement with Mark R. Lenz dated as of August 1, 2003	July 31, 2003 Form 10-K, Exhibit 10.12

10.11	Employment Agreement with Paul G. Leonard dated as of January 5, 2005	January 12, 2005, Form 8-K, Exhibit 10.1

10.12*	Zale Corporation Executive Bonus Plan	July 31, 2003 Form 10-K, Exhibit 10.15

10.13	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2

10.14*	Form of Change of Control Agreement of Senior Vice Presidents without separate employment agreements	July 31, 2004, Form 10-K, Exhibit 10.14

10.15*	Base Salaries of Named Executive Officers	Filed herewith.

10.16*	Summary of Non-Employee Director Compensation	Filed herewith.

10.17	Settlement and Release Agreement with Pamela J. Romano, dated as of February 23, 2005	March 1, 2005, Form 8-K, Exhibit 10.1

10.18	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	Filed herewith.

14	Code of Ethics	July 31, 2003 Form 10-K, Exhibit 14

21	Subsidiaries of the registrant	Filed herewith.

23.1	Consent of KPMG LLP	Filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

The filings referenced
for incorporation by reference are
Exhibit		Zale Corporation filings (File No.
Number	Description of Exhibit	1-04129) unless otherwise noted
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1

99.2	Compensation Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.2

99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.3

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders of Zale Corporation:
     The management of Zale Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
     The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management of Zale Corporation believes that, as of July 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     KPMG LLP, the registered public accounting firm that audited the financial statements included in this Form 10-K filing, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page F-3.

Mary L. Forté	Mark R. Lenz
President, Chief Executive Officer	Group Senior Vice President,
and Director	Chief Financial Officer

October 3, 2005	October 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Zale Corporation:
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Zale Corporation maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zale Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Zale Corporation maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated October 3, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, TX
October 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Zale Corporation:
     We have audited the accompanying consolidated balance sheets of Zale Corporation as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2005 and July 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zale Corporation’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
October 3, 2005

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2005	2004	2003

Total Revenue	$2,383,066	$2,304,440	$2,212,241
Cost and Expenses:
Cost of Sales	1,157,226	1,122,946	1,101,030
Selling, General and Administrative Expenses	982,113	942,796	884,069
Cost of Insurance Operations	6,084	5,963	8,228
Depreciation and Amortization Expense	59,840	56,381	55,690
Impairment of Goodwill	—	—	136,300

Operating Earnings	177,803	176,354	26,924
Interest Expense, Net	7,725	7,528	6,319
Cost of Early Retirement of Debt	—	—	5,910

Earnings Before Income Taxes	170,078	168,826	14,695
Income Taxes	63,303	62,353	55,340

Net Earnings (Loss)	$106,775	$106,473	$(40,645)

Earnings (Loss) Per Common Share-Basic:
Net Earnings (Loss) Per Share	$2.08	$2.02	$(.63)

Earnings (Loss) Per Common Share-Diluted:
Net Earnings (Loss) Per Share	$2.05	$1.99	$(.63)

Weighted Average Number of Common Shares Outstanding:
Basic	51,280	52,650	64,528
Diluted	51,975	53,519	64,528
See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	July 31, 2005	July 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$55,446	$63,124
Merchandise Inventories	853,580	826,824
Other Current Assets	64,042	63,956

Total Current Assets	973,068	953,904

Property and Equipment, Net	282,033	266,688
Goodwill, Net	90,774	85,583
Other Assets	35,025	35,909

Total Assets	$1,380,900	$1,342,084

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$325,981	$319,599
Deferred Tax Liability, Net	56,356	51,417

Total Current Liabilities	382,337	371,016
Non-current Liabilities	37,325	42,486
Non-current Tax Liability, Net	13,850	4,968
Long-term Debt	129,800	197,500

Commitments and Contingencies
Stockholders’ Investment:
Preferred Stock (Par value $0.01 per share, 5,000 shares authorized)	—	—
Common Stock (Par value $0.01 per share, 150,000 and 70,000 shares authorized, 53,056 and 52,110 shares issued and 51,239 and 52,110 shares outstanding as of July 31, 2005 and 2004, respectively)	531	521
Additional Paid-In Capital	88,970	63,661
Accumulated Other Comprehensive Income	24,119	13,470
Accumulated Earnings	755,237	648,462
Deferred Compensation	(1,269)	—

	867,588	726,114
Treasury Stock	(50,000)	—

Total Stockholders’ Investment	817,588	726,114

Total Liabilities and Stockholders’ Investment	$1,380,900	$1,342,084

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2005	2004	2003
Net Cash Flows from Operating Activities:
Net earnings (loss)	$106,775	$106,473	$(40,645)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	59,840	56,381	55,690
Amortization of long-term debt issue costs	1,306	1,329	463
Deferred compensation expense	660	—	115
Impairment of Goodwill	—	—	136,300
Impairment of Fixed Assets	1,497	2,627	2,092
Loss from dispositions of property & equipment	4,388	2,429	6,194
Deferred taxes	12,993	30,976	46,286
Tax benefit associated with stock option exercises	5,665	7,955	2,292
Changes in assets and liabilities:
Merchandise inventories	(20,968)	(24,431)	(9,073)
Other current assets	261	(11,150)	2,419
Other assets	(2,194)	(315)	(5,114)
Accounts payable and accrued liabilities	3,216	12,113	(26,011)
Non-current liabilities	(5,161)	(6,309)	(6,188)

Net Cash Provided by Operating Activities	168,278	178,078	164,820

Net Cash Flows from Investing Activities:

Additions to property and equipment	(83,124)	(60,788)	(43,579)
Proceeds from sales of fixed assets	3,971	—	—
Purchase of available for sale investments	(3,480)	(4,980)	(12,964)
Proceeds from sale of available for sale investments	4,440	5,751	14,190

Net Cash Used in Investing Activities	(78,193)	(60,017)	(42,353)

Net Cash Flows from Financing Activities:
Payments on revolving credit agreement	(1,456,600)	(704,300)	(169,154)
Borrowings under revolving credit agreement	1,388,900	717,400	353,554
Senior notes repurchase	—	—	(86,787)
Proceeds from exercise of stock options	17,725	39,565	14,711
Loan origination costs on new revolving credit agreement	—	—	(6,563)
Purchase of common stock	(50,000)	(143,358)	(278,236)

Net Cash Used in Financing Activities	(99,975)	(90,693)	(172,475)

Effect of Exchange Rate Changes on Cash	2,212	483	394
Net Increase (Decrease) in Cash and Cash Equivalents	(7,678)	27,851	(49,614)
Cash and Cash Equivalents at Beginning of Period	63,124	35,273	84,887

Cash and Cash Equivalents at End of Period	$55,446	$63,124	$35,273

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2005	July 31, 2004	July 31, 2003
Supplemental cash flow information:
Interest paid	$6,602	$5,559	$9,767
Interest received	$644	$409	$1,368
Income taxes paid (net of refunds received)	$31,110	$19,914	$33,302
See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income (Loss)
Balance July 31, 2002	67,138	$671	$549,584	$(6,559)
Net Loss	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(243)
Unrealized Gain on Derivatives	—	—	—	259
Cumulative Translation Adjustments	—	—	—	13,377
Exercise of Stock Options, including related tax benefit	445	8	16,995	—
Purchase of Common Stock	(6,432)	—	—	—
Contribution to 401(k) plan	29	—	(154)	—
Deferred Compensation Amortization	—	—	—	—
Effect of Stock Split	(5,958)	(127)	127	—

Balance July 31, 2003	55,222	$552	$566,552	$6,834

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)
Cumulative Translation Adjustments	—	—	—	7,091
Exercise of Stock Options, including related tax benefit	1,202	13	47,506	—
Purchase of Common Stock	(2,762)	—	—	—
Contribution to 401(k) plan	—	—	302	—
Restricted Stock Issued	75	—	—	—
Effect of Stock Split	(1,627)	(44)	(605,246)	—

Balance July 31, 2004	52,110	$521	$63,661	$13,470

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(474)
Unrealized Loss on Derivatives	—	—	—	(338)
Cumulative Translation Adjustments	—	—	—	11,461
Exercise of Stock Options, including related tax benefit	946	10	23,380	—
Purchase of Common Stock	(1,812)	—	—	—
Restricted Stock Issued/Cancelled	(5)	—	1,929	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2005	51,239	$531	$88,970	$24,119

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT – (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income (Loss)
Balance July 31, 2002	$629,767	$(115)	$(233,541)	$939,807	$139,728
Net Loss	(40,645)	—	—	(40,645)	(40,645)
Unrealized Loss on Securities, net	—	—	—	(243)	(243)
Unrealized Gain on Derivatives	—	—	—	259	259
Cumulative Translation Adjustments	—	—	—	13,377	13,377
Exercise of Stock Options, including related tax benefit	—	—	—	17,003	—
Purchase of Common Stock	—	—	(278,236)	(278,236)	—
Contribution to 401(k) plan	—	—	1,040	886	—
Deferred Compensation Amortization	—	115	—	115	—
Effect of Stock Split	—	—	—	—	—

Balance July 31, 2003	$589,122	$—	$(510,737)	$652,323	$(27,252)

Net Earnings	106,473	—	—	106,473	106,473
Unrealized Loss On Securities, net	—	—	—	(163)	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)	(292)
Cumulative Translation Adjustments	—	—	—	7,091	7,091
Exercise of Stock Options, including related tax benefit	—	—	—	47,519	—
Purchase of Common Stock	—	—	(143,358)	(143,358)	—
Contribution to 401(k) plan	—	—	1,672	1,974	—
Restricted Stock Issued	—	—	—	—	—
Effect of Stock Split	(47,133)	—	652,423	—	—

Balance July 31, 2004	$648,462	$—	$—	$726,114	$113,109

Net Earnings	106,775	—	—	106,775	106,775
Unrealized Loss on Securities, net	—	—	—	(474)	(474)
Unrealized Loss on Derivatives	—	—	—	(338)	(338)
Cumulative Translation Adjustments	—	—	—	11,461	11,461
Exercise of Stock Options, including related tax benefit	—	—	—	23,390	—
Purchase of Common Stock	—	—	(50,000)	(50,000)	—
Restricted Stock Issued/Cancelled	—	(1,929)	—	—	—
Deferred Compensation Amortization	—	660	—	660	—

Balance July 31, 2005	$755,237	$(1,269)	$(50,000)	$817,588	$117,424

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
     Zale Corporation, through its wholly owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America. At July 31, 2005, the Company operated 1,464 specialty retail jewelry stores, 812 kiosks, and 69 carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. Beginning in fiscal year 2005, the Company began reporting its operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. All corresponding items of segment information in prior periods are presented consistently.
     The Fine Jewelry segment consists of six brands, each targeted to reach a distinct customer. Zales Jewelers® is the Company’s national brand in the U.S., which provides traditional, moderately priced jewelry to a broad range of customers. The Company has further leveraged the brand through Zales the Diamond Store Outlet®, which focuses on the brand conscious, value oriented shopper in outlet malls and neighborhood power centers. Zales Jewelers has further extended the reach of its brand to the internet shopper through its e-commerce site, zales.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Mappins Jewellers® in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com.
     The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall based kiosks operated by its Piercing Pagoda® brand and carts operating in Canada under the name Peoples II. The All Other segment includes insurance and reinsurance operations, which offer various types of insurance coverage primarily to the Company’s private label credit card customers.
     The accompanying Consolidated Financial Statements and related notes are those of the Company as of and for the twelve month periods ended July 31, 2005 and July 31, 2004. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to credit customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.
Summary of Significant Accounting Policies
     Use of Estimates. The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill and long lived asset valuation, last-in, first-out (“LIFO”) inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, tax, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cash and Cash Equivalents. Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short-term maturity of those instruments.
     Merchandise Inventories. Merchandise Inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost to retail ratio to the retail value of inventory.
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
     Long-lived Assets and Goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cashflows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur. See “Property and Equipment” herein for the impairment charges recorded in the periods presented.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually, at the end of its second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company calculates estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, the Company believes the likelihood of additional impairment would not be material. However, a significant change in the related brand’s performance, such as the closing of a majority of the brand’s stores, could result in additional impairment. In the second quarter of fiscal year 2005, the Company performed its annual review for impairment of goodwill related to its Piercing Pagoda, Inc., People’s Jewellers and other smaller

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
acquisitions. The Company concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for Piercing Pagoda, $66.4 million recorded for the People’s Jewellers acquisition and $5.0 million for other smaller acquisitions.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.
     Selling General and Administrative Expenses. Included in Selling, General and Administrative Expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.
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
     Stock Based Compensation. The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, if the number of options is fixed and the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Under the applicable provisions of the Company’s equity compensation plans, stock options cannot be granted at below market price.
     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and as allowed by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” to stock based employee compensation (see “New Accounting Pronouncements” for additional information).

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Based Compensation (continued)

	Year Ended July 31
	2005	2004	2003
	(amounts in thousands)
Net earnings (loss), as reported	$106,775	$106,473	$(40,645)
Add: Restricted stock which is included in net earnings, net of related tax effects	414	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,509)	(6,205)	(5,207)

Pro forma net earnings (loss)	$100,680	$100,268	$(45,852)

Earnings (Loss) Per Common Share–Basic:

Earnings (Loss) Per Common Share, as reported	$2.08	$2.02	$(.63)
Earnings (Loss) Per Common Share, pro forma	$1.96	$1.90	$(.71)

Earnings (Loss) Per Common Share – Diluted:
Earnings (Loss) Per Common Share, as reported	$2.05	$1.99	$(.63)
Earnings (Loss) Per Common Share, pro forma	$1.94	$1.87	$(.71)

Weighted Average Number of Common Shares Outstanding:
Basic	51,280	52,650	64,528
Diluted	51,975	53,519	64,528
     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal years 2005, 2004 and 2003, respectively: risk-free interest rate of 3.7 percent, 3.6 percent, and 3.0 percent, expected dividend yield of zero (all three fiscal years), expected life of five years (all three fiscal years), and expected volatility of 37.8 percent, 40.2 percent, and 38.8 percent. The weighted average fair value of options granted for fiscal years 2005, 2004 and 2003 is $10.74, $10.93, and $8.57, respectively.
     Revenue Recognition. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue related to merchandise sales, which is approximately 94 percent of total revenues, is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company’s return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include extended service agreements (“ESAs”) and are recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the agreements. Any significant change in the proportion of costs expected to be incurred in performing services under the agreements could result in a change in the amount of revenue recognized. For instance, a 5 percent change on an annual basis in the timing of services under these agreements could result in a 5 percent change in the revenue recognized. Revenues also include premiums from the Company’s insurance business, principally related to credit insurance policies sold to customers who purchase the Company’s merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Credit Insurance Operations. Insurance premium revenue from credit insurance subsidiaries was $12.9 million, $12.6 million and $16.1 million for the fiscal years ended July 31, 2005, 2004, and 2003, respectively. These revenues are included in total revenues on the accompanying consolidated statement of operations.
     The associated cost of insurance operations was $6.1 million, $6.0 million and $8.2 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively.
     Advertising Expenses. Advertising expenses are charged against operations when incurred and are a component of SG&A in the accompanying consolidated statements of operations. Amounts charged against operations were $93.2 million, $83.7 million and $64.0 million for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, net of amounts contributed by vendors to the Company. In fiscal year 2004, the Company adopted Emerging Issues Task Force (“EITF”) 02-16 which resulted in a reclassification of amounts previously recorded as reductions to SG&A to reductions of inventory costs. See Vendor Allowances herein for further information. The amounts of prepaid advertising at July 31, 2005 and 2004, are $9.8 million and $12.9 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.
     Vendor Allowances. The Company receives cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor’s products. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. The Company adopted EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor” in fiscal year 2003, which was required to be applied to new vendor arrangements entered into after January 1, 2003. Accordingly, for fiscal years 2004 and 2003, qualifying vendor reimbursements of costs incurred to specifically advertise vendors’ products are recorded as a reduction of advertising expense, which is a component of SG&A. For fiscal year 2004, $18.7 million of vendor arrangements, which would have been recorded in SG&A prior to the adoption of EITF 02-16 were recorded as a reduction to the cost of the product purchased.
     Reclassifications. The classifications in use at July 31, 2005 have been applied to the financial statements for July 31, 2004 and 2003.
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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company enters into forward contracts for the purchase of some of its gold in order to reduce the effects of fluctuating gold prices on the cost of inventory. The Company generally hedges certain planned inventory purchases covering a designated period of no longer than twelve months. These contracts are used to hedge forecasted inventory purchases of finished goods made of gold for periods and amounts consistent with the Company’s identified exposure.
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
     As of July 31, 2005 the Company had no outstanding forward contracts to purchase gold. The gains and losses on forward contracts realized for the fiscal years ended July 31, 2005 and July 31, 2004 were immaterial to the Company’s consolidated statement of operations. As of July 31, 2005, the Company had $5.03 million of foreign currency forward exchange contracts outstanding. The fair value of these foreign currency forward exchange contracts recorded on the accompanying consolidated balance sheet at July 31, 2005, was a loss of $362,000. The estimated unrealized gains and losses as of July 31, 2005 included in Accumulated Other Comprehensive Income (Loss) for the currency forward exchange contracts was immaterial.
Merchandise Inventories
     The Company’s U.S. operations use the LIFO retail method of accounting for inventory. The LIFO provision was $3.8 million, $2.1 million and $2.9 million for the years ended July 31, 2005, 2004 and 2003, respectively. The cumulative LIFO provision reflected on the accompanying consolidated balance sheets was $24.9 million and $21.2 million at July 31, 2005 and 2004, respectively. Domestic inventories on a FIFO basis were $805.9 million and $779.8 million at July 31, 2005 and 2004, respectively.
     The Company’s Canadian operations use the FIFO retail method of accounting for inventory. Inventory, net of reserves, was approximately $72.6 million and $68.2 million at July 31, 2005 and 2004, respectively.
     Consigned inventory and related contingent obligations are not reflected in the Company’s consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales. The Company maintained consolidated consigned inventory at its retail locations of approximately $150.9 million and $163.1 million at July 31, 2005 and 2004, respectively.
     To calculate the value of inventory on a LIFO basis, the Company applies internally developed indices to its inventory value that it believes more consistently measures inflation or deflation in the components of

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
its merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and the Company’s merchandise mix. The Company believes the internally developed indices more accurately reflect inflation or deflation in its own prices than the BLS producer price indices.
Investments
     Investments in debt and equity securities are reported as Other Assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2005 will contractually mature within 1 to 29 years.
     Investments, principally related to the Company’s insurance subsidiaries as of July 31, 2005 and 2004 were as follows:

	July 31, 2005		July 31, 2004
	Cost	Fair Value	Cost	Fair Value
		(amounts in thousands)
U.S. government obligations	$14,085	$14,036	$14,882	$15,115
Corporate bonds and notes	5,047	5,071	5,188	5,289
Corporate equity securities	4,373	4,533	4,211	3,814

	$23,505	$23,640	$24,281	$24,218

     All investments are classified as available for sale. At July 31, 2005 and 2004, the carrying value of investments included net unrealized losses of approximately ($500,000) and ($100,000), respectively, which are included in other comprehensive income (loss). The net realized gain (loss) on investments totaled $400,000 in fiscal year 2005, $300,000 in fiscal year 2004 and $300,000 in fiscal year 2003, as determined on a specific identification basis. Investments with a carrying value of $4.3 million and $4.1 million were on deposit with various state insurance departments at July 31, 2005 and 2004, respectively, as required by law.
Property And Equipment
     The Company’s property and equipment consists of the following:

	July 31, 2005	July 31, 2004
	(amounts in thousands)
Building and Leasehold Improvements	$231,274	$209,738
Furniture and Fixtures	399,583	359,894
Construction in Progress	17,722	15,824

Total Property and Equipment	648,579	585,456
Less: Accumulated Amortization and Depreciation	(366,546)	(318,768)

Total Net Property and Equipment	$282,033	$266,688

     Depreciation expense of $59.8 million, $56.4 million and $55.7 million, respectively, was recorded at July 31, 2005, 2004 and 2003. Property and equipment are depreciated over the estimated useful lives of the assets. Useful lives for leasehold improvements and furniture and fixtures are the remaining term of the lease and three to twelve years, respectively.
     The Company recorded impairment charges of $1.5 million, $0.9 million, and $1.3 million for the fiscal years ended July 31, 2005, 2004, and 2003, respectively, related to unproductive assets. These impairment charges, primarily in the Fine Jewelry segment, are included in SG&A and resulted from the Company’s ongoing process to evaluate the productivity of its asset base.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     On August 31, 2004, the Company sold a 69,000 square foot building in Bethlehem, Pennsylvania that was, prior to the acquisition of Piercing Pagoda, Inc. (the “Acquisition”), used for additional distribution and warehousing functions at Piercing Pagoda. In fiscal year 2003, the Company recorded an impairment charge of approximately $0.8 million to reflect the write-down to the estimated fair value. In fiscal year 2004, the Company recorded an impairment charge of approximately $1.8 million to reflect the write-down to the estimated fair value. The proceeds, net of commissions received, represented an estimated fair value of $2.3 million.
     On February 28, 2005, the Company sold a 73,000 square foot building in Bethlehem, Pennsylvania that, prior to the Acquisition, served as the primary office and distribution facility for Piercing Pagoda. The proceeds net of commissions received were $1.7 million resulting in a loss on the sale of approximately $1.1 million.
Accounts Payable and Accrued Liabilities
     The Company’s accounts payable and accrued liabilities consist of the following:

	July 31, 2005	July 31, 2004
	(amounts in thousands)
Accounts Payable	$133,300	$138,800
Accrued Payroll	37,882	42,596
Accrued Taxes	49,116	31,529
Extended Service Agreement Deferred Revenue	24,617	28,146
Accrued Rent	42,178	31,337
Other Accruals	38,888	47,191

Total Accounts Payable and Accrued Liabilities	$325,981	$319,599

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
     Deferred Credit. In connection with the sale of its customer receivables in fiscal year 2000, the Company entered into a ten year merchant services agreement whereby Citi will issue private label credit cards branded with appropriate Company trademarks. Citi provides financing for the Company’s customers to purchase merchandise in exchange for payment by the Company of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. The Company received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the accompanying consolidated balance sheet. Portions of this payment are subject to refund for early termination of the agreement. This incentive payment is recognized ratably over the term of the agreement. Deferred credits of $20.9 million and $25.1 million are included in the accompanying consolidated balance sheets at July 31, 2005, and 2004, respectively. The long-term portion of the deferred credits is $16.7 million and $20.9 million at July 31, 2005 and 2004, respectively.
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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
prior to April 1, 2002. In January 2003, the Company amended the plan to set retiree rates in such a way that all future cost increases are to be paid by the retirees.
     Retiree health benefits are no longer available to those current employees who were previously in the eligible class of employees (i.e., those hired prior to November 15, 1994, if they retired at age 55 or older with ten or more years of continuous service). In fiscal year 2002, the Company recorded a $3.5 million gain related to the curtailment of its Retiree Medical Plan. Effective fiscal year 2004, the medical and dental benefits are provided under two plans. The lifetime maximum on medical benefits is $500,000. These benefits include deductibles, retiree contributions and co-insurance provisions that are assumed to grow with the health care cost trend rate. The costs of the continued postretirement benefits are recognized in SG&A in the accompanying consolidated statements of operations over an employee’s active career on an accrual basis. The Company funds actual claims as they occur.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Postretirement Benefits (continued)

	July 31, 2005	July 31, 2004
	(amounts in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,983	$5,745
Service cost	—	—
Interest cost	280	349
Plan participant contributions	1,217	1,272
Curtailments	—	—
Amendments	—	—
Actuarial loss (gain)	(921)	(50)
Benefits Paid	(1,947)	(2,333)

Benefit obligation at end of year	$3,612	$4,983

Change in Plan Assets:
Market value at beginning of year	$—	$—
Employer contributions	730	1,061
Plan participant contributions	1,217	1,272
Benefit payments	(1,947)	(2,333)

Market value at end of year	$—	$—

Beginning of fiscal year assumptions (for Annual Expense) Discount Rate	6.00%	6.50%

End of fiscal year assumptions (for Year-End Benefit Obligation) Discount Rate	5.21%	6.00%

Projected Cash Flows:
Net Contributions
Current Fiscal Year	$730	$1,061
Fiscal Year +1	425	600
Net Benefit Payments
Current Fiscal Year	$730	$1,061
Fiscal Year +1	425	600
Fiscal Year +2	386	571
Fiscal Year +3	361	541
Fiscal Year +4	341	513
Fiscal Year +5	323	483

Sum of next 5 fiscal years	1,306	1,964

Reconciliation of Funded Status:
Benefit Obligation	$(3,612)	$(4,983)
Unrecognized net actuarial gain	(5,821)	(5,304)
Unrecognized prior service cost	(3,440)	(3,756)

Net Amount Recognized	$(12,873)	$(14,043)

Development of Prepaid (Accrued ) Benefit Cost:
Prepaid (accrued) last year	$(14,043)	$(15,481)
Plus: Net employer contributions last year	730	1,061
Plus: Net periodic benefit income expense last year	440	377
Less: Cost of special SFAS 106 events last year	—	—

Prepaid (accrued) this year	$(12,873)	$(14,043)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The measurement date used to determine the benefit obligations was July 31, 2005 and 2004. The health care cost trend rates remain as of July 31, 2005 at 0.0 percent, as dictated by the plan design change in January 2003. Because retiree contributions will now be annually increased to shift all cost increases to participants, the expected health care cost trend rate is not relevant. As such, the effect of a one percent point increase or decrease in the assumed healthcare cost trend rates is no longer relevant.
     Components of net periodic (benefit) cost:

	Year Ended
	July 31, 2005	July 31, 2004	July 31, 2003
		(amounts in thousands)
Service Cost	$—	$—	$—
Interest Cost	280	349	508
Amortization of Prior Service Cost and Gain	(720)	(726)	(607)
Settlement / Curtailment / Termination of Benefits	—	—	—

Net Periodic (Benefit) Cost	$(440)	$(377)	$(99)

     The plan amendment in January 2003 has effectively frozen the plan and changes in the trend are no longer relevant. Claims experience will impact the plan from year to year, but the Company does not anticipate any general change due to medical trend rates.
Non-Qualified Retirement Plan
     The Company has a Supplemental Executive Retirement Plan (the “Plan”). The Plan provides eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined by the Plan. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate-owned life insurance policies. There is no material impact to the financial statements from this Plan.
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
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2005, and July 31, 2004, $129.8 and $197.5 million, respectively, were outstanding under the Amended Revolving Credit Agreement. At July 31, 2005, the effective interest rate was 4.79 percent with the applicable margin for LIBOR based loans at 1.25 percent and the applicable margin for Base Rate loans at zero percent. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $370.2 million in available borrowings at July 31, 2005.
     At any time, if remaining borrowing availability under the Amended Revolving Credit Agreement falls below $75 million, the Company will be restricted in its ability to repurchase common stock or pay dividends. If remaining borrowing availability falls below $50 million, the Company will be required to meet a minimum fixed charge coverage ratio. The Amended Revolving Credit Agreement requires the Company to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. The Company is currently in compliance with all of its obligations under the Amended Revolving Credit Agreement.
Lease Commitments
     The Company rents most of its retail space under leases that generally range from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from three to five years and carts from 12-18 months. The Company recognizes the minimum rent payments evenly across the period, including the construction period, through the end of the lease term. In fiscal year 2004, the Company amended and extended its corporate headquarters lease for thirteen and three-fourths years beginning in July 2004. Lease incentives of $1.6 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

Rent expense is as follows:	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2005	2004	2003
		(amounts in thousands)
Retail Space:
Minimum Rentals	$196,647	$182,520	$175,193
Rentals Based on Sales	11,589	12,212	10,767

	208,236	194,732	185,960

Equipment and Corporate Headquarters	1,773	2,823	2,757

Total Rent Expense	$210,009	$197,555	$188,717

     Rent expense is included in SG&A in the accompanying consolidated statements of operations.
     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.
     Future minimum rent commitments as of July 31, 2005, for all noncancelable leases of ongoing operations were as follows: 2006 — $191.1 million; 2007 — $168.4 million; 2008 — $144.5 million; 2009 — $124.0 million; 2010— $104.3 million; thereafter—$268.8 million; for a total of $1.001 billion.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest
     Interest expense for the fiscal years ended July 31, 2005, 2004 and 2003 was $8.4 million, $8.3 million and $7.7 million, respectively.
     Interest income for the fiscal years ended July 31, 2005, 2004 and 2003 was $0.6 million, $0.8 million and $1.4 million, respectively.
     In fiscal year 2003, the Company called and retired the remaining $87 million of its Senior Notes. The Company recognized a $5.9 million loss related to this early retirement of debt. This loss is reported as cost of early retirement of debt in the accompanying consolidated statements of operations.
Income Taxes
     Currently, the Company files a consolidated income tax return. The effective income tax rate varies from the federal statutory rate of 35 percent as follows:

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2005	2004	2003
		(amounts in thousands)
Federal Income Tax Expense at Statutory Rate	$59,527	$59,089	$5,143
Impairment of Goodwill	—	—	47,705
State Income Taxes, Net of Federal Income Tax Benefit	2,634	2,657	2,205
Other	1,142	607	287

Total Income Tax Expense	$63,303	$62,353	$55,340

Effective Income Tax Rate	37.2%	36.9%	376.6% (1)

     (1) For the year ended July 31, 2003, the effective income tax rate includes the effect of the goodwill impairment charge of $136.3 million recorded in the second quarter of fiscal year 2003 that was not deductible for tax purposes.

	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2005	2004	2003
	(amounts in thousands)
Current Provision:
Federal	$36,771	$29,375	$7,347
Foreign	9,015	1,786	3,823
State	4,524	216	(2,116)

Total Current Provision	50,310	31,377	9,054

Deferred Provision:
Federal	14,154	22,768	39,016
Foreign	(286)	5,606	2,817
State	(875)	2,602	4,453

Total Deferred Provision	12,993	30,976	46,286

Total Income Tax Provision	$63,303	$62,353	$55,340

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As of July 31, 2005, the Company has a tax net operating loss carryforward (“NOL”) (after limitations) of $58.6 million. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carry forward can be utilized through fiscal year 2008.
     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2005 and 2004, respectively, are presented below.

	July 31, 2005	July 31, 2004
	(amounts in thousands)
Current Deferred Taxes:
Assets—
Customer receivables	$467	$642
Accrued liabilities	30,886	37,866
State and local taxes	—	4,152
Net operating loss carryforward	6,821	7,601
Inventory reserves	10,766	9,163
Other	2,078	—

Total Assets	51,018	59,424

Liabilities—
Merchandise inventories, principally due to LIFO reserve	(98,453)	(102,586)
Accrued liabilities	(8,921)	(8,255)

Deferred Current Tax Liability, Net	$(56,356)	$(51,417)

Non-Current Deferred Taxes:
Assets—
Net operating loss carryforward	13,749	23,061
Postretirement benefits	5,020	5,477
Accrued liabilities	7,563	9,678
State and local taxes	9,784	—
Other	8,694	4,905

Total Assets	44,810	43,121

Liabilities—
Property and equipment	(44,755)	(36,188)
Other	(1,380)	(881)
Goodwill	(12,525)	(11,020)

Deferred Non-Current Tax (Liability), Net	$(13,850)	$(4,968)

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. The Company believes that, as of July 31, 2005 and 2004, the realization of its gross deferred income tax assets is more likely than not, and thus, there was no valuation reserve recorded.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Capital Stock
     Common Stock. At July 31, 2005, 150,000,000 shares of common stock, par value $.01 per share (“common stock”) were authorized, 53,055,799 shares of common stock were issued and 51,238,543 shares of common stock were outstanding. At July 31, 2004, 70,000,000 shares of common stock were authorized and 52,109,590 shares were issued and outstanding.
     Stock Split. On May 18, 2004, the Company announced its Board of Directors had approved a two-for-one split of the common stock. The stock split was effected by issuing an additional share of common stock for each outstanding share of that common stock. The additional shares were distributed June 8, 2004 to shareholders of record at the close of business on May 28, 2004. Accordingly the Company has restated its earnings (loss) per share calculations, as well as reclassified amounts between common stock and additional-paid-in-capital to reflect the impact of the stock split of the outstanding common stock for all periods presented. In accounting for the stock split, 16.3 million shares of treasury stock were deemed reissued and an additional 9.6 million shares were issued. As the treasury shares that were reissued as part of the stock split had been purchased by the Company during fiscal year 2004 and previous fiscal years, treasury stock has only been reclassified to show the effect of the stock split as of July 31, 2004.
     Preferred Stock. At July 31, 2005 and 2004, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None was issued or outstanding.
     Treasury Stock. The Company uses the par value method of accounting for treasury stock. At July 31, 2005, the Company held 1,817,256 shares of treasury stock. The Company held no treasury shares at July 31, 2004.
     In July 2002, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time at management’s discretion, and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an aggregate of $50 million of its common stock on the open market through July 31, 2003. Under this program, the Company purchased 0.2 million shares at an aggregate cost of $4.4 million through July 31, 2002. In October 2002, the Company completed this program, having repurchased 3.4 million shares at an aggregate cost of $50 million. The Company repurchased 1.5 million of these shares, at an aggregate cost of $45.6 million, during the first quarter of fiscal year 2003.
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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $50 million of its common stock, par value $.01 per share. As of January 31, 2005, the Company had repurchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the current year program.
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to an additional $100 million of its common stock.
     The Company’s Board of Directors has authorized similar programs for eight consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing for stock repurchase activities.
     Incentive Stock Plan. During the fiscal year ended July 31, 2005, the Company had three stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), and the Zale Corporation 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”). The Omnibus Plan expired with respect to new grants on July 30, 2003, and was replaced by the 2003 Stock Incentive Plan, which was approved in November 2003. The 2003 Stock Incentive Plan was designed to enable the Company to attract, retain and motivate officers and key employees by providing for proprietary interest of such individuals in the Company. Stock awards to purchase an aggregate of 6,000,000 shares of common stock, including previously granted shares, are available for grant under the 2003 Stock Incentive Plan to eligible employees. The 2003 Stock Incentive Plan allows for the granting of restricted stock, stock options, stock bonuses and stock appreciation rights subject to the provisions of the 2003 Stock Incentive Plan. The Company is seeking shareholder approval of an amendment that would authorize the grant of performance restricted stock rights under the 2003 Stock Incentive Plan. Restricted stock granted under the 2003 Stock Incentive Plan vests on the third anniversary of the grant date and is non-transferable prior to vesting. Options granted under the 2003 Stock Incentive Plan (i) are granted at an exercise price not less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant.
     In July 2004, 75,300 shares of restricted common stock valued at approximately $2 million as of the grant date were granted to certain key employees. These shares vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. The total cost of restricted common stock is amortized to income as compensation expense ratably over the vesting period and amounted to $0.7 million, $0.0 million, and $0.1 million for the twelve month periods ended July 31, 2005, 2004, and 2003 respectively. Compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.
     On November 2, 2005, the Directors’ Plan expires with respect to new stock option grants. The Directors’ plan authorized the Company to grant options to non-employee directors at the fair market value of the common stock on the date of grant. Options issued under the Directors’ Plan vest over a four year period and expire ten years from the date of grant. The Company has submitted the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (the “2005 Plan”) to its stockholders for approval at the 2005 Annual Meeting of Stockholders. If approved by stockholders, the 2005 Plan will replace the Directors’ Plan and will authorize the Company to grant options to non-employee directors under terms and conditions substantially similar to those under the Directors’ Plan. In addition, the plan will authorize the grant of shares of restricted stock. The maximum number of shares that may be granted under the 2005 Plan is 250,000, with no more than 100,000 shares to be issued as restricted stock.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Stock option transactions are summarized as follows:

							Weighted Average Exercise
		Shares			Grant Price			Price

							Fiscal	Fiscal	Fiscal
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005	Fiscal 2004	Fiscal 2003	2005	2004	2003
Outstanding, beginning of year	3,922,132	5,578,852	6,050,906	$10.91–29.57	$4.50-23.23	$4.50-22.78	$20.81	$18.05	$17.17
Granted	128,250	813,600	1,169,000	25.50-30.65	23.94-29.57	14.50-23.23	27.13	27.32	22.10
Exercised	(946,209)	(2,336,370)	(887,104)	10.91-26.70	4.50-21.75	4.50-21.75	18.54	16.68	16.83
Canceled	(230,563)	(133,950)	(753,950)	14.15-30.03	4.50-26.55	4.87-22.78	22.02	17.65	18.71

Outstanding, end of year	2,873,610	3,922,132	5,578,852	$13.11-30.65	$10.91-29.57	$4.50-23.23	$21.74	$20.81	$18.05

The following table summarizes information about stock options outstanding at July 31, 2005.

	Options Outstanding				Options Exercisable

			Weighted	Weighted		Weighted
			Average	Average		Average
Range of Exercise		Number	Remaining Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price
$ 10.20	13.60	2,500	3.3	13.11	2,500	13.11
13.60	17.00	821,474	6.7	14.57	523,724	14.74
17.00	20.40	3,000	5.1	17.38	3,000	17.38
20.40	23.80	1,177,599	6.9	22.67	727,349	22.41
23.80	27.20	171,500	8.9	26.26	17,125	26.11
27.20	30.60	696,537	9.0	27.55	166,896	27.47
$ 30.60	$34.00	1,000	9.4	30.65	0	0.00

		2,873,610	7.5	$21.74	1,440,594	$20.23

     As of July 31, 2005, 2004 and 2003, 1,440,594, 1,457,457, and 2,777,702 of options outstanding were exercisable at a weighted average exercise price of $20.23, $19.52, and $17.55, respectively.
Earnings (Loss) Per Common Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. After giving effect to the stock split in fiscal year 2004, for the fiscal years ended July 31, 2005, 2004 and 2003, there were antidilutive common stock equivalents of 27,119, 26,530, and 1,180,299 respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Earnings (Loss) Per Common Share (continued)

		Years Ended July 31,
	2005	2004	2003

	(amounts in thousands, except per share amounts)
Net earnings (loss) available to stockholders	$106,775	$106,473	$(40,645)

Basic:
Weighted average number of common shares outstanding	51,280	52,650	64,528

Net earnings (loss) per share — basic	$2.08	$2.02	$(0.63)

Diluted:
Basic weighted average number of common shares outstanding	51,280	52,650	64,528
Effect of dilutive stock options:
Stock Options	695	869	—

Diluted weighted average number of common shares outstanding as adjusted	51,975	53,519	64,528
Net earnings (loss) per share – diluted	$2.05	$1.99	$(0.63)

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
Segments
     Beginning in fiscal year 2005, the Company began reporting its operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.
     The Fine Jewelry segment consists of six principal brands, which sell diamonds, gemstone, gold jewelry and watches. These six brands have been aggregated into one reportable segment. The Kiosk Jewelry segment includes two merchandise brands, Piercing Pagoda and Peoples II, which sell primarily gold and silver jewelry. The All Other segment includes credit insurance operations, which provide offerings of insurance coverage primarily to the Company’s private label credit card customers. Management’s expectation is that overall economics of each of our major concepts within each reportable segment will be similar over time.
     The reportable segments are groups of brands that offer merchandise with similar commodity characteristics and merchandise mix. Segment revenues are not provided by product type or geographically as the Company believes such disclosure would not add meaningful value and is not consistent with the manner in which the Company makes decisions.
     The Company uses earnings before unallocated corporate overhead, interest and taxes but including an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.
     Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Selected Financial Data by Segment

	Year Ended July 31,
	2005	2004	2003
	(amounts in thousands, except per share amounts)
Revenues

Fine Jewelry (a)	$2,089,261	$2,022,214	$1,939,454
Kiosk (b)	280,897	269,660	256,665
All Other	12,908	12,566	16,122

Total Revenues	$2,383,066	$2,304,440	$2,212,241

Depreciation & Amortization Expense

Fine Jewelry	$44,410	$41,757	$40,915
Kiosk	4,708	4,199	4,653
All Other	—	—	—
Unallocated	10,722	10,425	10,122

Total Depreciation & Amortization Expense	$59,840	$56,381	$55,690

Operating Earnings (Loss)

Fine Jewelry	$147,414	$153,739	$151,650
Kiosk (c)	29,030	25,951	(125,629)
All Other	6,824	6,603	7,894
Unallocated (d)	(5,465)	(9,939)	(6,991)

Total Operating Earnings	$177,803	$176,354	$26,924

Assets (e)

Fine Jewelry (f)	$1,103,142	$1,055,755	$1,036,080
Kiosk (g)	117,125	111,238	96,485
All Other	35,670	37,737	38,217
Unallocated (d)	124,963	137,354	123,324

Total Assets	$1,380,900	$1,342,084	$1,294,106

Capital Expenditures

Fine Jewelry	$59,587	$42,535	$27,064
Kiosk	8,650	6,038	6,383
All Other	—	—	—
Unallocated	14,887	12,215	10,132

Total Capital	$83,124	$60,788	$43,579

a)	Includes $198.3, $174.1 and $150.4 million in fiscal years 2005, 2004, and 2003, respectively, related to foreign operations.

b)	Includes $6.6 million in fiscal year 2005 related to foreign operations.

c)	Includes impairment of goodwill of $136.3 million in fiscal year 2003.

d)	Includes $71.0, $65.9, and $63.3 million in fiscal years 2005, 2004, and 2003, respectively, to offset internal carrying costs charged to the segments.

e)	Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements, and technology infrastructure.

f)	Includes $27.2, $23.2 and $20.0 million of fixed assets in fiscal years 2005, 2004, and 2003, respectively, related to foreign operations.

g)	Includes $390,000 of fixed assets in fiscal years 2005 related to foreign operations. There were no foreign operations in this segment prior to 2005.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Commitments and Contingencies
     The Company is involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with internal and outside counsel and are based on a combination of litigation and settlement strategies.
     The Company has a data center operations services agreement with a third party for the management of the Company’s mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement expired July 31, 2005 and was renegotiated. The new agreement, effective August 1, 2005 requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. The Company believes that by outsourcing its data center operations, the Company will best focus its resources on developing and enhancing the strategic initiatives discussed in the Business and Strategy section.
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
Guarantee Obligations
     In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.
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
     In an effort to better service customers, the Company and Citi developed two programs that extend credit to qualifying customers beyond the standard credit account. In July 2005, Citi agreed to assume the majority of the risk associated with the larger of the two programs, resulting in the release of approximately $6.5 million of restricted cash previously held as collateral in an interest bearing depository account. The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Based on account balances of the remaining program as of July 31, 2005, the Company’s maximum potential payment would be approximately $2.4 million if the entire portfolio defaulted. Under the shared risk program, the Company incurred approximately $54,000 of losses for the twelve months ended July 31, 2005. As of July 31, 2005, the reserve for the portfolio is approximately $134,000, which the Company believes is adequate based on the historical trend of actual losses.
     Product Warranty Programs. The Company sells ESAs to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. The revenue from these agreements is recognized over the two-year period in proportion to the costs expected to be incurred in performing services under the ESAs. The Company also provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based on actual historical expenses.
     The changes in the Company’s product warranty liability for the reporting periods is as follows:

		Year Ended
	July 31, 2005	July 31, 2004	July 31, 2003
	(amounts in thousands)
Beginning Balance	$31,794	$32,160	$32,541
Extended Service Agreements Sold	59,415	50,183	38,866
Extended Service Agreements Revenue Recognized	(62,945)	(50,549)	(39,247)

Ending Balance	$28,264	$31,794	$32,160

Benefit Plans
     Defined Contribution Retirement Plan
     The Company maintains the Zale Corporation Savings & Investment Plan (the “Investment Plan”). Substantially all employees who are at least age 21 are eligible to participate in the Investment Plan. New employees are required to complete one year of continuous service with the Company to be eligible to participate in the Investment Plan. Each employee can contribute from one percent to fifteen percent of his or her annual salary. Effective August 1, 2002, the maximum amount employees can contribute was raised to 30 percent of his or her annual salary, subject to IRS limitations. Through February 2002, the Company matched one dollar in common stock for every dollar an employee contributes to the plan up to four percent of annual compensation, subject to Internal Revenue Service (“IRS”) limitations. Effective March 1, 2002, the Company matches $0.50 in common stock or cash for every dollar an employee contributes to the plan up to four percent of annual compensation subject to IRS limitations.
     Through February 2002, matching contributions were made on a monthly basis. Effective March 1, 2002, matching contributions are made on an annual basis, and employees must be employed with the Company on the last day of the plan year to receive the Company match contributions. Employees vest in the Company match contribution immediately. The Company’s provisions for matching contributions were $2.1 million, $2.7 million and $2.2 million for fiscal years 2005, 2004 and 2003, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Financial Instruments
     As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.
     For fiscal year 2005, the carrying amount of $129.8 million related to the Amended Revolving Credit Agreement approximates fair value of the underlying investments at July 31, 2005.
     The investments of the Company’s insurance subsidiaries, primarily stocks and bonds in the amount of $23.6 million and $24.3 million, approximate market value at July 31, 2005 and July 31, 2004, respectively, and are reflected in Other Assets on the accompanying consolidated balance sheets. Investments are classified as available for sale and are carried at fair value.
     Concentrations of Business and Credit Risk. During fiscal years 2005 and 2004, the Company purchased approximately 26 percent and 30 percent, respectively, of its merchandise from its top five vendors, including more than 8 percent from its top vendor in fiscal year 2005. If supply between the Company and these top vendors were disrupted, particularly at certain critical times during the year, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2005 and 2004, the Company had no significant concentrations of credit risk.
Other Matters
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, with the expected income tax effects estimated to be a benefit in the range of $10 to $11 million. The Company is continuing to evaluate the effects of the AJCA and expects to make a final decision on a plan of repatriation by the second quarter of fiscal year 2006.
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
     The Company reviewed its lease portfolio and based upon this review, the Company determined that the cumulative impact as of January 31, 2005 of correcting this error by commencing the amortization period earlier was additional expense related to prior periods of approximately $5.8 million before taxes, or $3.6 million and $0.07 per share after taxes. The impact to net income for the fiscal years ending July 31, 2005 and July 31, 2004 was not material.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In addition, the Company had approximately $5.2 million of previously unrecognized deferred credits from extended service agreements (“ESAs”) relating to prior periods as of January 31, 2005. The Company recorded the cumulative impact on net income of correcting this error of $3.3 million and $0.06 per share in its quarter ending January 31, 2005. Otherwise, there was no impact to net income for the fiscal years ending July 31, 2005 and July 31, 2004.
     The net impact of the two adjustments is not material to the financial statements. Furthermore the two changes have no impact on the Company’s historical or future net cash flow, the timing of cash received or the timing of payments.
Subsequent Events
     Hurricane Katrina. On Monday August 29, 2005, Hurricane Katrina and the subsequent flooding along the Louisiana and Mississippi coasts resulted in the closure of several of the Company’s locations. It is anticipated that approximately 10 to 15 locations will remain closed throughout the first quarter of fiscal year 2006, and a few of those may not reopen. At this time, the Company does not expect the impact of the closings to have a material on its results of operations, cash flow or working capital.
     Bailey, Banks and Biddle. On August 30, 2005, the Company announced, as part of its strategy to improve brand performance and profitability, its intention to close approximately 30 Bailey Banks & Biddle stores after the upcoming Holiday season that do not fit with the brand’s long term positioning in the luxury market. The closings are estimated to result in a charge of $13 million or $0.25 per share after taxes related to the leasehold improvements, inventory and lease exit costs.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Quarterly Results Of Operations (Unaudited)
     Unaudited quarterly results of operations for the fiscal years ended July 31, 2005 and 2004 were as follows (amounts in thousands except per share data):

		Fiscal Year 2005
	For the Three Months Ended
	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004
Total Revenues	$472,343	$515,618	$972,332	$422,773
Cost of Sales	225,566	246,151	480,229	205,280
Net Earnings (Loss)	4,055	14,456	99,197	(10,933)
Net earnings (loss) per diluted share	$0.08	$0.28	$1.91	$(0.21)

		Fiscal Year 2004
	For the Three Months Ended
	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003
Total Revenues	$455,598	$483,175	$949,023	$416,644
Cost of Sales	214,518	232,802	469,936	205,690
Net Earnings (Loss)	6,894	11,528	97,295	(9,244)
Net earnings (loss) per diluted share	$0.13	$0.22	$1.83	$(0.17)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of September, 2005.

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

Signature	Title	Date
/s/ Mary L. Forté	President, Chief Executive Officer and

Mary L. Forté	Director (principal executive officer of
	the registrant)	September 29, 2005

/s/ Sue E. Gove	Executive Vice President, Chief

Sue E. Gove	Operating Officer and Director	September 29, 2005

Group Senior Vice President
/s/ Mark R. Lenz	and Chief Financial Officer (principal

Mark R. Lenz	financial officer of the registrant)	September 29, 2005

Senior Vice President, Controller
/s/ Cynthia T. Gordon	(principal accounting officer of the

Cynthia T. Gordon	registrant)	September 29, 2005

/s/ Richard C. Marcus	Chairman of the Board	September 29, 2005

Richard C. Marcus

/s/ J. Glen Adams	Director	September 29, 2005

J. Glen Adams

/s/ A. David Brown	Director	September 29, 2005

A. David Brown

/s/ Mary E. Burton	Director	September 29, 2005

Mary E. Burton

/s/ John B. Lowe, Jr.	Director	September 29, 2005

John B. Lowe, Jr.

/s/ Thomas C. Shull	Director	September 29, 2005

Thomas C. Shull

/s/ David M. Szymanski	Director	September 29, 2005

David M. Szymanski

Exhibit
Number	Description of Exhibit
10.15	Base Salaries of Named Executive Officers

10.16	Summary of Director Compensation

10.18	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc.

21	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
     The above list reflects all exhibits filed herewith. See Item 15 for a complete list of the Company’s exhibits, including exhibits incorporated by reference from previous filings.