Form 10-Q
period 2005-10-31
ZALE CORP
filed 2005-12-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For the quarterly period ended October 31, 2005
Zale Corporation
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
     As of November 30, 2005, 48,859,732 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,
	2005	2004
Total Revenues	$427,639	$422,773
Costs and Expenses:
Cost of Sales	208,812	205,280
Selling, General and Administrative Expenses	237,255	217,031
Cost of Insurance Operations	1,825	1,436
Depreciation and Amortization Expense	15,294	14,204

Operating Loss	(35,547)	(15,178)
Interest Expense, Net	2,354	2,175

Loss Before Income Taxes	(37,901)	(17,353)
Income Taxes	(14,240)	(6,420)

Net Loss	$(23,661)	$(10,933)

Loss Per Common Share
Basic	$(0.47)	$(0.21)
Diluted	$(0.47)	$(0.21)

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding:
Basic	50,599	51,898
Diluted	50,599	51,898
See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	October 31,	July 31,	October 31,
	2005	2005	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,361	$55,446	$41,953
Merchandise Inventories	1,007,244	853,580	1,041,179
Other Current Assets	86,900	64,042	63,215

Total Current Assets	1,134,505	973,068	1,146,347

Property and Equipment, Net	283,638	282,033	276,469
Goodwill, Net	93,361	90,774	91,034
Other Assets	33,153	35,025	35,143

Total Assets	$1,544,657	$1,380,900	$1,548,993

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$389,956	$306,964	$453,025
Deferred Tax Liability, Net	56,373	56,356	51,289

Total Current Liabilities	446,329	363,320	504,314

Non-current Liabilities	35,920	37,325	40,552
Deferred Tax Liability, Net	13,966	13,850	5,965
Long-term Debt	270,200	129,800	271,000
Long-term Accrued Rent	20,936	19,017	18,126

Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	531	531	522
Additional Paid-In Capital	91,171	88,970	67,897
Accumulated Other Comprehensive Income	30,374	24,119	22,218
Accumulated Earnings	731,576	755,237	637,530
Deferred Compensation	(1,110)	(1,269)	(1,874)

	852,542	867,588	726,293
Treasury Stock	(95,236)	(50,000)	(17,257)

Total Stockholders’ Investment	757,306	817,588	709,036

Total Liabilities and Stockholders’ Investment	$1,544,657	$1,380,900	$1,548,993

See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended
	October 31,
	2005	2004
Net Cash Flows from Operating Activities:
Net loss	$(23,661)	$(10,933)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization expense	15,294	14,204
Amortization of long-term debt issuance costs	284	340
Deferred taxes	(293)	—
Loss from disposition of property and equipment	1,286	1,539
Impairment of fixed assets	8,400	—
Stock compensation expense	2,094	193
Changes in assets and liabilities:
Merchandise inventories	(150,835)	(208,275)
Other current assets	(13,078)	1,105
Other assets	684	(1,719)
Accounts payable and accrued liabilities	73,955	147,331
Non-current liabilities	(1,405)	(1,934)

Net Cash Used In Operating Activities	(87,275)	(58,149)

Net Cash Flows from Investing Activities:
Additions to property and equipment	(25,513)	(25,757)
Proceeds from sale of fixed assets	—	2,252
Purchase of available-for-sale investments	(11)	(632)
Proceeds from sale of available-for-sale investments	1,436	379

Net Cash Used In Investing Activities	(24,088)	(23,758)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	377,200	411,700
Payments on revolving credit agreement	(236,800)	(338,200)
Proceeds from exercise of stock options	266	2,172
Purchase of common stock	(45,236)	(17,257)

Net Cash Provided by Financing Activities	95,430	58,415

Effect of Exchange Rate Changes on Cash	848	2,321

Net Decrease in Cash and Cash Equivalents	(15,085)	(21,171)
Cash and Cash Equivalents at Beginning of Period	$55,446	$63,124

Cash and Cash Equivalents at End of Period	$40,361	$41,953

Supplemental cash flow information:
Interest paid	$2,740	$1,663
Interest received	$118	$125
Income taxes paid (net of refunds received)	$14,126	$261
See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
BASIS OF PRESENTATION
     Zale Corporation, along with its wholly-owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America.
     As of July 2005, the Company reports its business operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. All corresponding items of segment information in prior periods are presented consistently. At October 31, 2005, the Company operated 1,484 fine jewelry stores and 889 kiosk locations, including 67 carts, located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Fine Jewelry segment consists of six brands, each targeted to reach a distinct customer with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is the Company’s national brand in the U.S. which represents leadership in style, quality and value to the moderate consumer. The Company has further leveraged the brand strength through Zales the Diamond Store Outlet®, which focuses on the brand conscious value oriented shopper in outlet malls and neighborhood power centers. Zales Jewelers has further extended the reach of its brand to the Internet shopper through its e-commerce site, zales.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Mappins Jewellers® in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com.
     The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks operated by its Piercing Pagoda® brand and carts operating in Canada under the name Peoples II.
     The All Other segment includes insurance and reinsurance operations, which offer various types of insurance coverage primarily to the Company’s private label credit card customers.
     The accompanying Consolidated Financial Statements are those of the Company as of and for the three-month periods ended October 31, 2005 and 2004. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to private label credit card customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2005 (“fiscal year 2005”). The classifications in use at October 31, 2005, have been applied to the financial statements for July 31, 2005 and October 31, 2004.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The results of operations for the three month periods ended October 31, 2005 and 2004, are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.
LOSS PER COMMON SHARE
     Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. A loss causes all outstanding stock options to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. The potential dilution would decrease the loss per share, which is inconsistent with the conservative measure of performance the earnings per share calculation represents. Since the Company recorded a net loss for the periods ended October 31, 2005 and 2004, the basic and dilutive loss per common share are the same for each of the respective periods. The Company’s only common stock equivalents are stock options. There were outstanding stock options of 3,690,215 and 3,806,804 at October 31, 2005 and October 31, 2004, respectively.

	Three Months Ended
	October 31,
	2005	2004
	(amounts in thousands,
	except per share amounts)
Net loss, as reported	$(23,661)	$(10,933)

Basic:
Weighted average number of common shares outstanding	50,599	51,898

Net loss per share — basic	$(0.47)	$(0.21)

Diluted:
Weighted average number of common shares outstanding	50,599	51,898

Net loss per share — diluted	$(0.47)	$(0.21)

STOCK REPURCHASE PLAN
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its common stock, par value $.01 per share (“common stock”). As of October 31, 2005, the Company had repurchased 1.6 million shares of common stock under the program at an aggregate cost of approximately $45.2 million.
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase $50 million of its common stock. As of October 31, 2004, the Company had repurchased approximately 635,000 shares of common stock at an aggregate cost of approximately $17.3 million under the fiscal year 2005 program.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
The Company completed its authorization under this program as of January 31, 2005, having purchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million.
     The Company’s Board of Directors has authorized similar programs for nine consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing stock repurchase activities.
STOCK- BASED COMPENSATION
     As of October 31, 2005 the Company has three stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), and the Zale Corporation 2003 Stock Incentive Plan (the “Incentive Plan”). Under these plans, exercised share options are issued as new shares of the Company’s common stock.
     The Omnibus Plan expired with respect to new grants on July 30, 2003 and was replaced by the Incentive Plan. Options granted under the Incentive Plan (i) are granted at an exercise price no less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. Restricted stock granted under the Incentive Plan vests on the third anniversary of the grant date and is subject to restrictions on sale or transfer. As of October 31, 2005, 4,291,150 options were available for grant under the Incentive Plan, and 3,505,215 options were outstanding for the Omnibus Plan and the Incentive Plan combined.
     The Directors’ Plan authorized the Company to grant options to non-employee directors at the fair market value of the common stock on the date of the grant. Options granted under the Directors’ Plan vest ratably over a four-year period and expire ten years from the date of grant. As of October 31, 2005, the Directors’ Plan had 87,000 options available and 185,000 options outstanding. The Directors’ Plan expired with respect to new grants on November 3, 2005 and was replaced by the Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”) as approved at the 2005 Annual Meeting of Stockholders. See “Item 4. Submission of Matters to a Vote of Security Holders” on page 25 of this Form 10-Q for more information.
     Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of FASB Statement No. 123.”
     Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment” (“SFAS No. 123R”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS No. 123R was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The Company recognized share-based compensation expense related to stock options of $1.9 million ($0.02 per diluted share, after related tax benefit of approximately $0.7 million) in the quarter ended October 31, 2005 as a component of selling, general and administrative expenses (“SG&A”). As of October 31, 2005, there was $18.6 million (before related tax benefit) of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.48 years.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the period ended October 31, 2005, the Company had no material excess tax benefits to be reported as financing cash flows.
     Had share based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock incentive plans in accordance with SFAS No. 123 in the first quarter of fiscal year 2005, the Company’s pro forma net loss, basic and diluted loss per common share would have been as follows:

Three Months Ended
October 31, 2004
(amounts in
thousands, except
per share amounts)
Net Loss, as reported	$(10,933)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,505)

Pro forma net loss	$(12,438)

Loss Per Common Share — Basic:
Loss Per Common Share, as reported	$(0.21)
Loss Per Common Share, pro forma	$(0.24)

Loss Per Common Share — Diluted:
Loss Per Common Share, as reported	$(0.21)
Loss Per Common Share, pro forma	$(0.24)

Weighted Average Number of Common Shares Outstanding
Basic	51,898
Diluted	51,898
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The following table presents the weighted-average assumptions used in the option pricing model for the periods ended October 31, 2005 and October 31, 2004 for stock option grants:

	Three Months Ended
	October 31,	October 31,
	2005	2004

Volatility	35.95%	38.83%

Risk-free interest rate	3.91%	3.44%

Expected lives (years)	5.0	5.0

Fair value per option granted	$10.41	$10.44

The following table summarizes stock option activity for the period ended October 31, 2005:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	Per Share	Contractual Term	(in thousands)
Outstanding, July 31, 2005	2,873,610	$21.74
Granted	858,100	27.63
Exercised	21,408	16.88
Cancelled	20,087	24.89
Outstanding, October 31, 2005	3,690,215	$23.12	7.80	$14,682

Exercisable, October 31, 2005	1,430,499	$20.30	8.08	$9,730

     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the periods ended October 31, 2005 and October 31, 2004, the total intrinsic value of stock options exercised was $238,000 and $895,000, respectively. For the periods ending October 31, 2005 and October 31, 2004, the fair value of the options vested was approximately $103,000 and $59,000, respectively. Cash received from stock options exercised during the period was approximately $266,000 for the current period and $2.2 million for the same period in the prior year. There was no tax benefit realized for tax deductions from stock options in either period.
     In addition to stock options, the Company has outstanding restricted stock granted under the Incentive Plan. The Company recognized share based compensation expense related to restricted stock of $159,000 and $193,000 in the quarters ended October 31, 2005 and October 31, 2004, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The following table summarizes restricted stock activity for the period ended October 31, 2005:

		Weighted
		Average Grant
	Shares	Date Fair
	(in thousands)	Value Per Share
Non-vested, July 31, 2005	70,300	$27.44
Cancelled	1,500	27.44

Non-vested, October 31, 2005	68,800	$27.44

COMPREHENSIVE LOSS
     Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive loss for the three months ended October 31, 2005, and 2004 are as follows:

	Three Months Ended
	October 31,
	2005	2004
	(amounts in thousands)
Net Loss	$(23,661)	$(10,933)
Other Comprehensive (Loss):
Unrealized gain (loss) on investment securities, net	(285)	284
Unrealized gain (loss) on derivative instruments	807	(2,682)
Cumulative translation adjustments	5,733	11,145

Total Comprehensive Loss	$(17,406)	$(2,186)

Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
SEGMENTS
     The Company’s Fine Jewelry and Kiosk Jewelry segments are groups of brands that offer merchandise with similar commodity characteristics and merchandise mix. The All Other segment includes insurance and reinsurance operations. Segment revenues are not provided by product type or geographically as the Company believes such disclosure would not add meaningful value and is not consistent with the manner in which the Company makes decisions.
     Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.
     Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment. There have been no material changes to assets or capital expenditures as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2005.

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2005	2004
	(amounts in thousands)
Revenues
Fine Jewelry (a)	$373,021	$369,216
Kiosk (b)	51,414	50,622
All Other	3,204	2,935

Total Revenues	$427,639	$422,773

Depreciation and Amortization Expense
Fine Jewelry	$11,003	$10,751
Kiosk	1,312	1,099
All Other	—	—
Unallocated	2,979	2,354

Total Depreciation and Amortization Expense	$15,294	$14,204

Operating Earnings (Loss)
Fine Jewelry (c)	$(29,465)	$(16,637)
Kiosk	(3,817)	(1,669)
All Other	1,379	1,499
Unallocated (d)	(3,644)	1,629

	$(35,547)	$(15,178)

(a)	Includes $38.0 and $34.5 million for the periods ended October 31, 2005, and 2004 respectively, related to foreign operations.

(b)	Includes $1.4 and $0.0 million for the periods ended October 31, 2005, and 2004, respectively, related to foreign operations.

(c)	Includes $8.4 million impairment recorded for the period ended October 31, 2005, related to Bailey, Banks & Biddle store closings.

(d)	Includes $16.9 and $17.3 million for the periods ended October 31, 2005, and 2004, respectively, to offset internal carrying costs charged to the segments and $1.9 million of stock compensation expense related to stock options for the period ended October 31, 2005.

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
     On December 10, 2004, the Company entered into an amendment of its Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the terms of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins which existed under the Revolving Credit Agreement.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2005 and 2004, $270.2 and $271.0 million, respectively, were outstanding under the Amended Revolving Credit Agreement. At October 31, 2005, the effective interest rate was 5.22 percent as compared to 3.38 percent at October 31, 2004. The applicable margin for LIBOR based loans was 1.25 percent at October 31, 2005 compared to 1.50 percent at October 31, 2004, and the applicable margin for Base Rate loans was zero percent at October 31, 2005 and 2004, respectively. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $229.8 million and $229.0 million in available borrowings at October 31, 2005, and October 31, 2004, respectively.
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
COMMITMENTS AND CONTINGENCIES
     The Company is involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect to the Company’s financial position or results of operations.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
GUARANTEE OBLIGATIONS
     In accordance with Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.
     Credit Programs. Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to the Company’s customers through the Company’s private label credit card program in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers beyond the standard credit account (the “Shared Risk Program”). The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.
     Based on account balances of the Shared Risk Program as of October 31, 2005, the Company’s maximum potential payment would be approximately $3 million if the entire portfolio defaulted. Under the Shared Risk Program, the Company incurred no losses for the three months ended October 31, 2005. As of October 31, 2005, the reserve for the portfolio is approximately $167,000, which the Company believes is adequate based on the historical trend of actual losses.
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
The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended
	October 31,
	2005	2004
	(amounts in thousands)
Beginning Balance	$28,264	$31,794
Extended Service Agreements Sold	13,119	11,054
Extended Service Agreements Revenue Recognized	(13,998)	(12,145)

Ending Balance	$27,385	$30,703

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
OTHER MATTERS
     Bailey Banks & Biddle. On August 30, 2005, the Company announced, as part of its strategy to improve brand performance and profitability, its intention to close approximately 30 Bailey Banks & Biddle stores after the upcoming holiday selling season that do not fit with the brand’s long-term positioning in the luxury market. In the quarter ended October 31, 2005, the Company recorded an impairment charge of $8.4 million before taxes related to these stores’ leasehold improvements. As part of the closing strategy, the Company has hired a national retail liquidation company to manage the liquidation process in the stores through the earlier of the stores’ closing dates or January 31, 2006. The closings are estimated to result in a charge totaling approximately $15.7 million or $0.30 per share after taxes. This estimate includes assumptions for the leasehold improvements noted above, inventory and lease exit costs.
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, with the expected income tax effects estimated to be a benefit in the range of $10 to $11 million. The Company is continuing to evaluate the effects of the AJCA and expects to make a final decision on a plan of repatriation by the second quarter of fiscal year 2006.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) included elsewhere in this report and the audited Consolidated Financial Statements of the Company (and the related notes thereto) in the Company’s Form 10-K for the fiscal year ended July 31, 2005.
Executive Overview
     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At October 31, 2005, the Company operated 1,484 fine jewelry stores and 889 kiosk locations, including 67 carts, located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. The Company’s operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.
     The Fine Jewelry segment operates under six brands, each targeted to reach a distinct customer with merchandise and marketing emphasis focused on diamond products. The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda in the U.S., and carts under the name Peoples II in Canada. The All Other segment consists primarily of the Company’s insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage primarily to the Company’s private label credit card customers.
     During the three months ended October 31, 2005, the Company continued to pursue its strategic initiatives, including increasing market share, creating and enhancing the customer experience and improving the supply chain process. The Company’s sales of internally sourced and manufactured diamond products increased from the prior year as the expansion of direct sourcing initiatives into its domestic brands continued. With the exception of Zales and Piercing Pagoda, all the Company’s brands had positive comparable store sales. The Company believes various initiatives in connection with the repositioning of the Zales brand resulted in more disruption than anticipated and negatively impacted the first quarter results.
Results of Operations
     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended
	October 31,
	2005	2004
Total Revenues	100.0%	100.0%
Cost of Sales	48.8	48.6
Selling, General and Administrative Expenses	55.5	51.3
Cost of Insurance Operations	0.4	0.3
Depreciation and Amortization Expense	3.6	3.4

Operating Loss	(8.3)	(3.6)
Interest Expense, Net	0.6	0.5

Loss Before Income Taxes	(8.9)	(4.1)
Income Taxes	(3.3)	(1.5)

Net Loss	(5.6)%	(2.6)%

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004
     Total Revenues. Total revenues for the three months ended October 31, 2005, were $427.6 million, an increase of approximately 1.2 percent over total revenues of $422.8 million for the same period in the prior year. Net square footage growth contributed approximately 2.4 percent to the increase in total revenues. Revenue growth during the period was negatively affected by repositioning of the Zales brand. As part of the Company’s strategy, it shifted away from low margin promotional sales events which had a negative impact on the Zales brand. In addition, the Company estimates that revenues were adversely impacted by approximately $5.0 million due to hurricanes Katrina, Rita and Wilma in the first quarter of fiscal year 2006.
     The Fine Jewelry brands contributed $373.0 million of revenues in the quarter ended October 31, 2005, compared to $369.2 million for the same period in the prior year, which represents an increase of $3.8 million. Total revenues include $51.4 million in the Kiosk Jewelry segment compared to $50.6 million in the prior year, representing 12.0 percent of revenues in both the current year period and the prior year period. All Other segment operations provided approximately $3.2 million in revenues, compared to $2.9 million in the prior year.
     Comparable store sales for the Company decreased 1.2 percent in the three months ended October 31, 2005 as compared to the same period in the prior year. The decrease in comparable sales was primarily due to the impact of repositioning the Zales brand and a decrease in Italian Charm sales at Piercing Pagoda. In connection with the Zales repositioning, changes to the brand’s product offerings, along with the establishment of new and expanded vendor relationships, temporarily extended the lead time of supplying merchandise to the stores and negatively impacted sales. Comparable store sales exclude amortization of ESAs and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.
     During the quarter ended October 31, 2005, the Company opened 20 stores in the Fine Jewelry segment and 13 kiosks in the Kiosk Jewelry segment. In addition, the Company closed five locations in the Kiosk Jewelry segment during the current period.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.8 for the three months ended October 31, 2005, an increase of 0.2 percentage points compared to the same period in the prior year.
     The Company’s direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories, and other purchasing initiatives, resulted in approximately 0.4 percent improvement in the cost of sales. This improvement was offset by increased markdowns in the Bailey Banks & Biddle brand primarily related to clearance sales in the stores to be closed after the holiday selling season, and to the shift toward lower margin merchandise and additional promotional markdowns in the Piercing Pagoda brand.
     Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 4.2 percentage points to 55.5 percent of revenues for the three months ended October 31, 2005, from 51.3 percent for the three months ended October 31, 2004. Store operating expenses were 2.1 percentage points higher as a percentage of revenues, primarily as a result of the inability to leverage fixed occupancy expenses due to shortfall in sales and investments made in payroll and training during the current period to improve the customer experience. These increases were partially offset by a reduction in proprietary credit expenses of approximately 0.7 percentage points due to a mix shift away from the Company’s 12 -Month Interest Free programs. As a result of the Company’s intent to close approximately 30 Bailey Banks & Biddle stores after the holiday selling season, the Company recorded an impairment charge of $8.4 million related to these stores’ leasehold improvements, which represented approximately 2.0 percent of total revenues. In addition, the Company recorded a charge of $1.9 million for compensation expense related to stock options in accordance with SFAS 123(R). This expense represented approximately 0.5 percent of total revenues.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense as a percent of revenues increased by approximately 0.2 percent over the same period in the prior year, primarily due to the purchase of new assets for new store openings, renovations, and refurbishments.
     Income Taxes. The effective tax rate for the three-month periods ended October 31, 2005 and 2004 was 37.6 percent and 37.0 percent, respectively. The increase in the effective tax rate was primarily due to an increase in various state effective tax rates.
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006. Based on the Company’s initial evaluation of the potential benefits, the estimated range of potential amounts that the Company is considering for repatriation under this provision is between $30 million and $45 million, with the expected income tax effects estimated to be a benefit in the range of $10 to $11 million. The Company is continuing to evaluate the effects of the AJCA and expects to make a final decision on a plan of repatriation by the second quarter of fiscal year 2006.
Liquidity and Capital Resources
     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures for new store growth, renovations of the existing portfolio, and upgrades to its information technology portfolio, distribution facilities and debt service. As of October 31, 2005, the Company had cash and cash equivalents of $40.4 million.
     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues were made during the three month periods ended January 31, 2005 and 2004, respectively, which included the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels, as evidenced by an increase of approximately $150 million in owned merchandise at October 31, 2005 compared to levels at July 31, 2005. This increase of inventory is also a result of the Company’s continued store growth.
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
     On December 10, 2004, the Company entered into an amendment of its Revolving Credit Agreement with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The Amendment extends the terms of the Revolving Credit Agreement through August 11, 2009, and reduces certain fees and the applicable interest rate margins which existed under the Revolving Credit Agreement.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2005 and 2004, $270.2 and $271.0 million, respectively, were outstanding under the Amended Revolving Credit Agreement. At October 31, 2005, the effective interest rate was 5.22 percent as compared to 3.38 percent at October 31, 2004. The applicable margin for LIBOR based loans was 1.25 percent at October 31, 2005 compared to 1.50 percent at October 31, 2004, and the applicable margin for Base Rate loans was zero percent at October 31, 2005 and 2004, respectively. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $229.8 million and $229.0 million in available borrowings at October 31, 2005, and October 31, 2004, respectively.
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
Capital Expenditures
     During fiscal year 2006, the Company plans to open approximately 65 new stores, principally under the brand names Zales Jewelers and Gordon’s Jewelers in the Fine Jewelry segment, and 40 new kiosks in the Kiosk Jewelry segment, for which it expects to incur approximately $34 million in capital expenditures. During fiscal year 2006, the Company anticipates spending approximately $38 million to remodel, relocate or refurbish approximately 72 locations in its Fine Jewelry segment and approximately 60 additional locations in its Kiosk Jewelry segment. This will allow the Company to focus on productivity of existing core store locations. The Company also estimates that it will incur capital expenditures of approximately $14 million during fiscal year 2006 for enhancements to its information technology portfolio, infrastructure expansion and other support services. In total, the Company anticipates making $86 million in capital expenditures during fiscal year 2006. As of October 31, 2005, the Company had made $25.5 million in capital expenditures, a portion of which was used to open 20 stores and 13 kiosks.
Other Activities Affecting Liquidity
•	Stock Repurchase Plan
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its common stock, par value $.01 per share (“common stock”). As of October 31, 2005, the Company had repurchased 1.6 million shares of common stock at an aggregate cost of approximately $45.2 million.
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase $50 million of its common stock. As of October 31, 2004, the Company had repurchased approximately 635,000 shares of common stock at an aggregate cost of approximately $17.3 million under the fiscal year 2005 program. The Company completed its authorization under this program as of January 31, 2005, having purchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million.

     The Company’s Board of Directors has authorized similar programs for nine consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position, and provide value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing stock repurchase activities.
•	Off-Balance Sheet Arrangements
     Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to the Company’s customers through the Company’s private label credit card program in exchange for payment by the Company of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to the Company, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers beyond the standard credit account (the “Shared Risk Program”). The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears a portion of customer default losses, as defined in the agreement with Citi, arising from these accounts.
     Based on account balances of the Shared Risk Program as of October 31, 2005, the Company’s maximum potential payment would be approximately $3 million if the entire portfolio defaulted. Under the Shared Risk Program, the Company incurred no losses for the three months ended October 31, 2005. As of October 31, 2005, the reserve for the portfolio is approximately $167,000, which the Company believes is adequate based on the historical trend of actual losses.
•	Contractual Obligations
     The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2005. See “Contractual Obligations” on page 32 of the Form 10-K. The Company’s inventory purchase obligations fluctuated throughout the quarter ended October 31, 2005, reflecting the Company’s customary cycle of increasing inventory for the holiday selling season. There have been no material changes in the Company’s contractual obligations since July 31, 2005.
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
Critical Accounting Policies and Estimates
     The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s Annual Report on Form 10-K includes information regarding its critical accounting policies and estimates as of July 31, 2005. See “Critical Accounting Policies and Estimates” on page 33 of the Form 10-K. The Company’s critical accounting estimates have not changed in any material respect nor has it adopted any new critical accounting policies since July 31, 2005.
Cautionary Notice Regarding Forward-Looking Statements
     The Company makes forward-looking statements in this Quarterly Report on Form 10-Q and in other reports the Company files with the SEC. In addition, members of the Company’s senior management may make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding the Company’s objectives and expectations with respect to sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of its information technology plan and related management information systems, e-commerce initiatives, human resource initiatives, impact of the Bailey Banks & Biddle store closings and other statements regarding the Company’s plans and objectives. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.
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
     A substantial portion of the Company’s sales are derived from three selling seasons – Holiday (Christmas), Valentine’s Day, and Mother’s Day. Because of the briefness of these three selling seasons, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling seasons could materially impact sales for the affected season and, because of the importance of each of these selling seasons, commensurately impact overall sales and earnings.
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
     In fiscal year 2006, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations. The table below provides information about the Company’s derivative financial instruments that are sensitive to gold prices.
Forward Commodity Agreements
(As of October 31, 2005)

	Contract Settlement	Fine Troy Ounces of	Contract Gold Price
Commodity	Date	Gold	Per Ounce	Fair Market Value
Gold	11-07-05	2,809	$434.47	$86,040
Gold	11-21-05	2,809	435.22	83,924
Gold	12-07-05	826	436.10	23,956
Gold	12-21-05	826	436.82	23,362
Gold	01-06-06	1,230	437.80	33,585
Gold	01-20-06	1,230	438.62	32,572
     At October 31, 2005, the Company had no foreign currency forward exchange contracts.
     The Company generally enters into both forward gold purchase contracts and forward exchange contracts with maturity dates not longer than twelve months.
     Otherwise, the Company believes that the market risk of the Company’s financial instruments as of October 31, 2005 has not materially changed since July 31, 2005. The market risk profile as of July 31, 2005 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 36 of the Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.
Item 2. Issuer Purchases of Equity Securities
     During the first quarter of fiscal year 2006, the Company repurchased its common stock in the open market as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
Aug.1 –Aug. 31	—	—	—	$100,000,000
Sep. 1-Sep. 30	936,950	28.15	936,950	73,624,858
Oct. 1-Oct. 31	701,050	26.90	701,050	54,766,613

Total	1,638,000	$27.62	1,638,000	$54,766,613

     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws could purchase up to $100 million of its common stock. As of October 31, 2005, the Company had repurchased 1.6 million shares of common stock at an aggregate cost of approximately $45.2 million under this program.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On November 11, 2005, the Annual Meeting of Stockholders of the Company was held at The Four Seasons Hotel – Irving, Texas. There were 51,089,493 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Director	Votes For	Votes Withheld

Richard C. Marcus	45,670,483	2,087,566
Mary L. Forté	47,197,853	560,196
J. Glen Adams	45,565,706	2,192,343
A. David Brown	45,865,926	1,892,123
Mary E. Burton	45,415,963	2,342,086
Sue E. Gove	47,197,622	560,427
John B. Lowe, Jr.	46,182,028	1,576,021
Thomas C. Shull	46,182,014	1,576,035
David M. Szymanski	46,027,082	1,730,967
(c)	The amendment to the Company’s 2003 Stock Incentive Plan to authorize the grant of time-vesting and performance-based restricted stock units and to establish categories of performance goals under the 2003 Stock Incentive Plan was approved with 42,939,645 votes for, 2,431,747 votes against, and 15,880 abstentions.
(d)	The Company’s Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”), which replaces the Outside Directors’ 1995 Stock Option Plan, was approved with 39,957,373 votes for, 5,412,156 votes against, and 17,743 abstentions.

(e)	The appointment of KPMG LLP as Registered Independent Public Accountants for the fiscal year ending July 31, 2006 was ratified with 47,134,280 votes for, 614,550 votes against and 9,219 abstentions.
Item 6. Exhibits
10.1	Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.1).

10.2	Form of Stock Option Plan Agreement under the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.2).

10.3	Form of Restricted Stock Plan Agreement under the Zale Corporation Outside Directors’ Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.3).

10.4	Amendment to Zale Corporation 2003 Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.4).

10.5	Form of Time-Vesting Restricted Stock Unit Plan Agreement under the Zale Corporation 2003 Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.5).

10.6	Form of Performance-Based Restricted Stock Unit Plan Agreement under the Zale Corporation 2003 Stock Incentive Plan (designated in Form 8-K dated November 17, 2005, File No. 001-04129 as Exhibit 10.6).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date December 9, 2005	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)