Form 10-Q
period 2006-01-31
ZALE CORP
filed 2006-03-10
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For the quarterly period ending January 31, 2006
Zale Corporation
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
     As of March 1, 2006, 47,894,529 shares of the Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

Part 1. Financial Information
Item 1. Financial Statements
ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Total Revenues	$993,749	$972,332	$1,421,388	$1,395,106
Cost and Expenses:
Cost of Sales	495,094	480,229	703,905	685,509
Selling, General and Administrative Expenses	357,155	315,937	594,409	532,968
Cost of Insurance Operations	1,591	1,432	3,417	2,868
Depreciation and Amortization Expense	14,569	15,027	29,863	29,231

Operating Earnings	125,340	159,707	89,794	144,530
Interest Expense, Net	2,881	2,257	5,237	4,432

Earnings Before Income Taxes	122,459	157,450	84,557	140,098
Income Taxes	34,644	58,253	20,403	51,833

Net Earnings	$87,815	$99,197	$64,154	$88,265

Earnings Per Common Share-Basic:
Net Earnings Per Share	$1.80	$1.94	$1.29	$1.71
Earnings Per Common Share-Diluted:

Net Earnings Per Share	$1.78	$1.91	$1.28	$1.69

Weighted Average Number of Common Shares Outstanding:
Basic	48,797	51,102	49,698	51,499
Diluted	49,301	51,885	50,258	52,221
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(amounts in thousands)
(unaudited)

	January 31,	July 31,	January 31,
	2006	2005	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$37,465	$55,446	$55,541
Merchandise Inventories	957,356	853,580	956,956
Other Current Assets	80,214	64,042	55,611

Total Current Assets	1,075,035	973,068	1,068,108
Property and Equipment, Net	289,328	282,033	280,300
Goodwill, Net	95,533	90,774	90,025
Other Assets	34,529	35,025	35,318

Total Assets	$1,494,425	$1,380,900	$1,473,751

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$459,070	$306,964	$446,674
Deferred Tax Liability, Net	56,068	56,356	51,313

Total Current Liabilities	515,138	363,320	497,987

Non-current Liabilities	34,180	37,325	40,035
Deferred Tax Liability, Net	4,067	13,850	5,781
Long-term Debt	120,004	129,800	135,800
Long-term Accrued Rent	20,775	19,017	17,994

Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	534	531	523
Additional Paid-In Capital	100,717	88,970	69,431
Accumulated Other Comprehensive Income	35,098	24,119	21,175
Accumulated Earnings	819,391	755,237	736,727
Deferred Compensation	(5,479)	(1,269)	(1,702)

	950,261	867,588	826,154
Treasury Stock	(150,000)	(50,000)	(50,000)

Total Stockholders’ Investment	800,261	817,588	776,154

Total Liabilities and Stockholders’ Investment	$1,494,425	$1,380,900	$1,473,751

See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2006	2005
Net Cash Flows from Operating Activities:
Net earnings	$64,154	$88,265
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	29,863	29,231
Amortization of long-term debt issuance costs	570	695
Repatriation impact on tax provision	(11,502)	—
Loss from disposition of property and equipment	2,482	2,628
Impairment of fixed assets	9,730	1,273
Stock compensation expense	4,305	365
Changes in assets and liabilities:
Merchandise inventories	(98,572)	(125,178)
Other current assets	(12,145)	8,642
Other assets	1,264	(1,120)
Accounts payable and accrued liabilities	146,653	141,056
Non-current liabilities	(1,387)	(2,451)

Net Cash Provided By Operating Activities	135,415	143,406

Net Cash Flows from Investing Activities:
Additions to property and equipment	(47,460)	(47,318)
Proceeds from sale of fixed assets	—	2,252
Purchase of available-for-sale investments	(2,149)	(1,317)
Proceeds from sale of available-for-sale investments	1,704	1,496

Net Cash Used In Investing Activities	(47,905)	(44,887)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	770,704	810,300
Payments on revolving credit agreement	(780,500)	(872,000)
Proceeds from exercise of stock options	2,745	3,706
Purchase of common stock	(100,000)	(50,000)

Net Cash Used In Financing Activities	(107,051)	(107,994)

Effect of Exchange Rate Changes on Cash	1,560	1,892

Net Decrease in Cash and Cash Equivalents	(17,981)	(7,583)

Cash and Cash Equivalents at Beginning of Period	55,446	63,124

Cash and Cash Equivalents at End of Period	$37,465	$55,541

Supplemental cash flow information:
Interest paid	$5,367	$3,763
Interest received	$293	$343
Income taxes paid (net of refunds received)	$(18,430)	$(2,291)
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
BASIS OF PRESENTATION
     Zale Corporation, through its wholly-owned subsidiaries (the “Company”), is the largest and most diversified specialty retailer of fine jewelry in North America.
     As of July 2005, the Company reports its business operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. All corresponding items of segment information in prior periods are presented consistently. At January 31, 2006, the Company operated 1,448 fine jewelry stores and 906 kiosk locations, including 82 carts, located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. The Fine Jewelry segment consists of six brands, each targeted to reach a distinct customer with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is the Company’s national brand in the U.S., which represents leadership in quality, value, and style to the moderate consumer. The Company has further leveraged the brand strength through Zales the Diamond Store Outlet®, which focuses on the brand conscious value oriented shopper in outlet malls. Zales Jewelers has further extended the reach of its brand to the Internet shopper through its e-commerce site, zales.com. Peoples Jewellers®, the Company’s national brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Mappins Jewellers® in Canada targets the moderate and more discerning customer with merchandise assortments designed to promote slightly higher priced purchases. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com.
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
     The accompanying Consolidated Financial Statements are those of the Company as of and for the six-month periods ended January 31, 2006 and 2005. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to private label credit card customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2005 (“fiscal year 2005”). The classifications in use at January 31, 2006, have been applied to the financial statements for July 31, 2005 and January 31, 2005.
     The results of operations for the six month periods ended January 31, 2006 and 2005 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
EARNINGS PER COMMON SHARE
     Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the reported period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were anti-dilutive common stock equivalents of 1,606,100 and 35,000 outstanding for the three months ended January 31, 2006 and 2005, respectively. There were anti-dilutive common stock equivalents of 1,530,000 and 37,250 outstanding for the six months ended January 31, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(amounts in thousands except per share amounts)
Net earnings available to shareholders	$87,815	$99,197	$64,154	$88,265

Basic:
Weighted average number of common shares outstanding	48,797	51,102	49,698	51,499

Net earnings per common share- basic	$1.80	$1.94	$1.29	$1.71

Diluted:
Weighted average number of common shares outstanding	49,301	51,885	50,258	52,221

Net earnings per common share- diluted	$1.78	$1.91	$1.28	$1.69

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
STOCK REPURCHASE PLAN
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its common stock, par value $.01 per share (“common stock”). As of January 31, 2006, the Company had repurchased 3.7 million shares of common stock at an aggregate cost of approximately $100 million, completing its authorization under the current year program.
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities law, could purchase $50 million of its common stock. As of January 31, 2005, the Company had repurchased approximately 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the fiscal year 2005 program.
     The Company’s Board of Directors has authorized similar programs for nine consecutive years, and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position and provides value to its stockholders. The Company believes that its financial performance and cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate financial flexibility while still allowing stock repurchase activities.
STOCK-BASED COMPENSATION
     As of January 31, 2006, the Company had four stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), the Zale Corporation 2003 Stock Incentive Plan (the “Incentive Plan”), and the Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”). Under these plans, exercised share options are issued as new shares of the Company’s common stock.
     The Omnibus Plan expired with respect to new grants on July 30, 2003 and was replaced by the Incentive Plan. Options granted under the Incentive Plan (i) are granted at an exercise price no less than the fair market value of the shares of common stock into which such options are exercisable, (ii) vest ratably over a four-year vesting period and (iii) expire ten years from the date of grant. Restricted stock granted under the Incentive Plan vests on the third anniversary of the grant date and is subject to restrictions on sale or transfer. The Incentive Plan was amended on November 11, 2005, to allow for the grant of time-vesting and performance-based restricted stock units, which entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. In the sole discretion of the Plan Committee, in lieu of a payout of shares of common stock, the holder of a restricted stock unit may receive a cash payment equal to the fair market value of the number of shares of common stock the holder otherwise would receive under the restricted stock unit. Time-vesting restricted stock units granted under the Incentive Plan vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Performance-based restricted stock units granted entitle the holder to receive a specified number of shares of the Company’s common stock based on the Company’s achievement of performance targets established by the Plan Committee. If the Company fails to meet the specified performance targets, the holder will not receive any shares of common stock under the performance-based restricted stock units, or, if the Company substantially exceeds the targets, the holder may receive up to two-hundred percent of the shares granted. As of January 31, 2006, 4,103,300 incentive awards were available for grant under the Incentive Plan, and 3,526,721 options, restricted stock shares, and restricted stock units were outstanding for the Omnibus Plan and the Incentive Plan combined.
     The Directors’ Plan expired with respect to new grants on November 3, 2005, and was replaced by the 2005 Directors’ Plan. The 2005 Directors’ Plan authorizes the Company to grant options to non-employee directors at the fair market value of the common stock on the date of the grant. Options granted under the 2005 Directors’ Plan vest ratably over a four-year period and expire ten years from the date of grant. The 2005 Directors’ Plan also authorizes restricted stock grants, which vest on the first anniversary of the grant date and are subject to

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
restrictions on sale or transfer. As of January 31, 2006, 212,900 incentive awards were available for grant under the 2005 Directors’ Plan, and 222,100 options and restricted stock shares were outstanding for the Directors’ Plan and the 2005 Directors’ Plan combined.
     Prior to the fiscal year ending July 31, 2006 (“fiscal year 2006”), the Company accounted for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and compiled with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of FASB Statement No. 123.”
     Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS No. 123(R) was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated.
     The Company recognized share-based compensation expense related to stock options of $1.6 million before taxes in the quarter ended January 31, 2006, as a component of selling, general and administrative expenses (“SG&A”). As of January 31, 2006, there was $13.1 million (before related tax benefit) of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 1.5 years.
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

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock incentive plans in accordance SFAS No. 123 in the second quarter of fiscal year 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months	Six Months Ended
	Ended	Ended
	January 31,
	2005	2005
	(amounts in thousands except for per share amounts)
Net earnings, as reported	$99,197	$88,265
Add: Restricted stock which is included in net earnings, net of related tax effects	108	217
Deduct: Total share-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(1,617)	(3,232)

Pro forma net earnings	$97,688	$85,250

Earnings per Common Share-Basic:
Earnings Per Common Share, as reported	$1.94	$1.71
Earnings Per Common Share, pro forma	$1.91	$1.66

Earnings per Common Share-Diluted:
Earnings Per Common Share, as reported	$1.91	$1.69
Earnings Per Common Share, pro forma	$1.88	$1.63

Weighted Average Number of Common Shares Outstanding
Basic	51,102	51,499
Diluted	51,885	52,221
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The following table presents the weighted-average assumptions used in the option pricing model for the periods ended January 31, 2006 and January 31, 2005 for stock option grants:

	Three Months Ended
	January 31,	January 31,
	2006	2005

Volatility	34.78%	37.68%

Risk-free interest rate	4.43%	3.83%

Expected lives (years)	5.0	5.0

Fair value per option granted	$10.07	$10.79
     The following table summarizes stock option activity for the period ended January 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term	Intrinsic Value

Outstanding, October 31, 2005	3,699,965	$23.13
Granted	36,600	26.43
Exercised	157,394	15.42
Cancelled	13,050	26.64
Outstanding, January 31, 2006	3,566,121	$23.50	7.60	$8,761,112

Exercisable, January 31, 2006	1,761,305	$21.51	6.60	$6,529,724

     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the periods ended January 31, 2006, and January 31, 2005, the total intrinsic value of stock options exercised was $1,687,891 and $640,103, respectively. For the periods ending January 31, 2006 and January 31, 2005, the fair value of the options vested was approximately $793,300 and $603,200, respectively. Cash received from stock options exercised during the six-month period was approximately $2.7 million for the current year and $3.7 million for the same period in the prior year.
     In addition to stock options, the Company has outstanding restricted stock granted under the Incentive Plan. The Company recognized share based compensation expense related to restricted stock of $787,000 and $365,000 in the six month periods ended January 31, 2006 and 2005, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The following table summarizes restricted stock and stock unit activity from the Incentive Plan and the 2005 Directors’ Plan for the period ended January 31, 2006:

		Weighted Average
		Grant Date Fair
	Shares/Units	Value Per Share
Non-vested, October 31, 2005	68,800	$27.44
Granted, Incentive Plan & 2005 Directors’ Plan shares	10,500	27.03
Granted, Incentive Plan time-vested units	82,200	27.03
Granted, Incentive Plan performance-based units	96,200	27.03
Vested, Incentive Plan shares	(25,000)	27.44
Vested, Incentive Plan time-vested units	(25,000)	27.03
Vested, Incentive Plan performance-based units	(25,000)	27.03

Non-vested, January 31, 2006	182,700	$27.10

COMPREHENSIVE INCOME
     Comprehensive income represents the change in equity during a period from transactions and other events except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three and six month periods ended January 31, 2006, and 2005 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(amounts in thousands)
Net Earnings	$87,815	$99,197	$64,154	$88,265
Other Comprehensive Income/(Loss):
Unrealized gain (loss) on investment securities, net	222	(125)	(63)	159
Unrealized gain (loss) on derivative instruments	149	1,686	956	(996)
Cumulative translation adjustments	4,353	(2,603)	10,086	8,542

Total Comprehensive Income	$92,539	$98,155	$75,133	$95,970

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2006	2005	2006	2005
	(amounts in thousands)		(amounts in thousands)
Revenues
Fine Jewelry (a)	$884,115	$859,604	$1,257,137	$1,228,821
Kiosk (b)	106,362	109,716	157,775	160,338
All Other	3,272	3,012	6,476	5,947

Total Revenues	$993,749	$972,332	$1,421,388	$1,395,106

Depreciation and Amortization Expense
Fine Jewelry	$10,752	$11,199	$21,755	$21,950
Kiosk	1,356	1,159	2,668	2,258
All Other	—	—	—	—
Unallocated	2,461	2,669	5,440	5,023

Total Depreciation and Amortization Expense	$14,569	$15,027	$29,863	$29,231

Operating Earnings (Loss)
Fine Jewelry (c)	$109,372	$135,392	$79,908	$118,756
Kiosk	22,706	24,749	18,889	23,080
All Other	1,681	1,580	3,060	3,079
Unallocated (d)	(8,419)	(2,014)	(12,063)	(385)

	$125,340	$159,707	$89,794	$144,530

(a)	Includes $96.7 and $82.9 million for the three month periods ended January 31, 2006 and 2005, respectively, related to foreign operations. Includes $134.8 and $117.1 million for the six month periods ended January 31, 2006 and 2005, respectively, related to foreign operations.

(b)	Includes $3.0 and $3.3 million for the three month periods ended January 31, 2006 and 2005, respectively, related to foreign operations. Includes $4.5 and $3.3 million for the six month periods ended January 31, 2006 and 2005, respectively, related to foreign operations.

(c)	Includes $24.2 and $32.6 million for the three and six month periods ended January 31, 2006, respectively related to the Bailey Banks and Biddle store closings.

(d)	Includes $8.5 million for executive severance and $1.6 million related to share-based compensation expense for the three month period ended January 31, 2006, and $8.5 million for executive severance and $3.4 million related to share-based compensation expense for the six month period ended January 31, 2006. Also includes $19.3 and $19.6 million for the three month periods ended January 31, 2006 and 2005, respectively, to offset internal carrying costs charged to the segments. Carrying costs for the six month periods ended January 31, 2006 and 2005, were $36.2 and $36.9 million, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment. There have been no material changes to assets or capital expenditures as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2005.
LONG-TERM DEBT
     On January 17, 2006, the Company entered into an amendment of its five year revolving credit facility (the “Revolving Credit Agreement”) with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “January 2006 Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The January 2006 Amendment allows ZDel to sign a guaranty up to $40 million (CAD) for a Revolving Credit Agreement in the name of Zale Canada Co., allows ZDel to issue guarantees up to $20 million for other subsidiaries, and increases the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on the Company’s performance under the Amended Revolving Credit Agreement.
     Zale Canada Co. entered into a revolving credit facility (the “Canadian Revolving Credit Agreement”) on January 17, 2006 that matures on August 11, 2009. The Canadian Revolving Credit Agreement provides the Company up to $30 million (CAD) in commitments by Bank of America (acting through its Canada branch). The Canadian Revolving Credit Agreement is secured by a guaranty from the U.S. parent.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2006 and 2005, $107.5 and $135.8 million, respectively, were outstanding under the Amended Revolving Credit Agreement. For the quarter ended January 31, 2006, the weighted average effective interest rate was 5.78 percent as compared to 4.18 percent for the quarter ended January 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at January 31, 2006 and 2005, respectively; and the applicable margin for Base Rate loans was zero percent at January 31, 2006 and 2005, respectively. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $392.5 million and $364.2 million in available borrowings at January 31, 2006, and January 31, 2005, respectively.
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
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Canadian Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2006, $14.3 million (CAD) was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended January 31, 2006, the weighted average effective interest rate was 5.15 percent. The applicable margin for BA based loans was 1.25 percent at January 31, 2006, and the applicable margin for Base Rate loans was zero percent at January 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, the Company had approximately $15.7 million (CAD) in available borrowings at January 31, 2006.

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
     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers beyond the standard credit amount (the “Shared Risk Program”). The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, the Company incurred approximately $25,000 in losses for the six months ended January 31, 2006 and believes that future losses will not have a material impact on the Company’s financial position or results of operations.
     Product Warranty Programs. The Company sells extended service agreements (“ESAs”) to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. The revenue from these agreements is recognized over the two year period in proportion to the costs expected to be incurred in performing services under the ESAs. The Company also provides a diamond commitment ESA (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The Company also provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based primarily on actual historical expenses.
     The changes in the Company’s product warranty liability for the reporting periods are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(amounts in thousands)
Beginning Balance	$27,385	$30,703	$28,264	$31,794
Extended Service Agreements Sold	30,173	25,184	43,563	36,238
Extended Service Agreements Revenue Recognized	(24,540)	(21,040)	(38,809)	(33,185)

Ending Balance	$33,018	$34,847	$33,018	$34,847

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
OTHER MATTERS
     Bailey Banks & Biddle. During the three months ended January 31, 2006, the Company closed 32 Bailey Banks and Biddle stores, 29 of which were managed by a third party liquidator as part of the brand’s strategy to improve performance and profitability. Total revenues include $15.1 million of sales from the 29 closed stores. The Company incurred a charge of $24.2 million, $0.31 per diluted share, for a write-down of inventory and lease settlement costs related to the closings for the three-month period ended January 31, 2006. The Company incurred a total of $32.6 million before taxes, $20.3 million or $0.40 per diluted share after taxes, related to the Bailey Banks and Biddle closings for the six month period ended January 31, 2006. These charges include $8.4 million in fixed asset impairments, in addition to the amounts for inventory and lease settlement. The increase from previous estimates of $15-$16 million after taxes, or $0.30-$0.32 per diluted share relates primarily to higher lease settlement expenses than originally estimated.
     American Jobs Creation Act. On October 22, 2004, the American Job Creation Act (“AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriations Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million or $0.23 per diluted share for the three month and six month periods ended January 31, 2006.
     Executive Resignation. Effective January 31, 2006, Chief Executive Officer and President Mary L. Forté resigned. In conjunction with the resignation, the Company recorded a charge of $8.5 million related to contractual cash and equity obligations in the period ended January 31, 2006. Mary E. Burton, a member of the Company’s Board of Directors, was appointed Interim Chief Executive Officer. The Company has retained an executive search firm to conduct the search of both internal and external candidates for the Chief Executive Officer position.
SUBSEQUENT EVENT
     Change in Zales President. Effective February 16, 2006, John Zimmermann was appointed President of Zale North America, responsible for the Zales Jewelers, Peoples Jewellers, Mappins Jewellers, and Peoples II brands. Previous to his new role, Mr. Zimmermann held the position of Senior Vice President and President of Peoples Jewellers.

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
Executive Overview
     The Company is the largest and most diversified specialty retailer of fine jewelry in North America. At January 31, 2006, the Company operated 1,448 fine jewelry stores and 906 kiosk locations, including 82 carts, located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. The Company’s operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.
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
     During the six months ended January 31, 2006, the Company continued to pursue its strategic initiatives, including increasing market share, creating and enhancing the customer experience and improving the supply chain process. The Company’s sales of internally sourced and manufactured diamond products increased from the prior year as the expansion of direct sourcing initiatives into its domestic brands continued.
     With the exception of Zales and Piercing Pagoda, all the Company’s brands had positive comparable store sales in excess of 5 percent. As a result of the poor performance of the Zales Jewelers brand, particularly during the holiday selling season, the Company plans to re-evaluate its merchandise assortments, advertising campaigns, and promotional calendar.
Results of Operations
     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales (a)	49.8	49.4	49.5	49.1
Selling, General and Administrative Expenses (b)	35.9	32.5	41.9	38.2
Cost of Insurance Operations	0.2	0.1	0.2	0.2
Depreciation and Amortization Expense	1.5	1.6	2.1	2.1

Operating Earnings	12.6	16.4	6.3	10.4
Interest Expense, Net	0.3	0.2	0.4	0.3

Earnings Before Income Taxes	12.3	16.2	5.9	10.1
Income Taxes (c)	3.5	6.0	1.4	3.7

Net Earnings	8.8%	10.2%	4.5%	6.4%

(a)	Includes 140 basis points and 100 basis points for the three and six month periods ended January 31, 2006, respectively, related to the sales, cost of sales, and write down of closed store inventory (see Other Matters, page 14).

(b)	Includes 130 basis points (excluding the $15.1 million of sales at the closed stores) related to the store closings, 90 basis points related to executive severance, and 20 basis points related to SFAS 123(R) expenses for the three month period ended January 31, 2006. Includes 150 basis points (excluding the $15.1 million of sales at the closed stores) related to the store closings, 60 basis points related to executive severance, and 20 basis points related to SFAS 123(R) expenses for the six month period ended January 31, 2006 (see Other Matters, page 14).

(c)	Includes $11.5 million related to repatriation under Section 965 of the American Jobs Creation Act (“AJCA”).
Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005
     Total Revenues. Total revenues for the three months ended January 31, 2006 were $993.7 million, an increase of approximately 2.2 percent over total revenues of $972.3 million for the same period in the prior year. Total revenues include $15.1 million related to the Bailey Banks and Biddle stores managed by the third party liquidator during the second quarter. Net square footage growth contributed approximately 1.4 percent (excluding the Bailey Banks and Biddle store closings) to the increase in total revenues. Revenue growth during the period was negatively affected by repositioning of the Zales brand. The brand made significant changes in product assortments and shifted inventory investments away from diamond fashion and solitaires into gold and sterling silver. In addition, key promotional events were not anniversaried which the Company believes negatively impacted sales.
     The Fine Jewelry brands contributed $884.1 million of revenues in the quarter ended January 31, 2006, compared to $859.6 million for the same period in the prior year, which represents an increase of 2.9 percent. Total revenues include $106.4 million in the Kiosk Jewelry segment compared to $109.7 million in the prior year, representing approximately 10.7 percent of revenues for the period ended January 31, 2006, compared to 11.3 percent of revenues in the same period last year. All Other segment operations provided approximately $3.3 million in revenues, compared to $3.0 million in the prior year.
     Comparable store sales for the Company increased approximately 1.4 percent in the three months ended January 31, 2006 as compared to the same period in the prior year. Comparable store sales exclude amortization of ESAs and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under the proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. Comparable store sales also exclude the results of the 29 Bailey Banks and Biddle locations designated for closing that were managed by a third party liquidator during the second quarter. With the exception of the Zales and Piercing Pagoda brands, all the Company’s brands had positive comparable store sales results. The Company believes various initiatives in connection with the repositioning of the Zales brand resulted in more disruption than anticipated and negatively impacted its second quarter results.
     During the quarter ended January 31, 2006, the Company opened 10 stores in the Fine Jewelry segment and 32 kiosks in the Kiosk Jewelry segment. In addition, the Company closed 46 stores in the Fine Jewelry segment and 16 locations in the Kiosk Jewelry segment during the current period. Store closings include 32 Bailey Banks and Biddle locations, 29 of which were managed by a third party liquidator during the second quarter.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.8 percent for the three months ended January 31, 2006, compared to 49.4 percent for the same period in the prior year. Excluding the $6.2 million of charges related to the disposition of inventory and the impact of sales and cost of sales in the 29 Bailey Banks and Biddle locations, cost of sales as a percent of revenues was 48.4 percent, a decrease of 100 basis points compared to the same period in the prior year. The Company believes these exclusions are appropriate, as they are typically non-recurring in nature. Approximately half the decrease was a result of the continued shift toward direct sourcing of solitaires and direct importing of finished goods. The remainder of the decrease was a result of mix shifts and reduced emphasis on low margin, value priced promotional events to drive sales.

     Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 35.9 percent of revenues for the three months ended January 31, 2006. Excluding the $18.0 million charge related to the Bailey Banks and Biddle store closings and $8.5 million charge for executive severance, SG&A was 33.7 percent of revenues, an increase of 120 basis points from 32.5 percent for the three months ended January 31, 2005. The Company believes these exclusions are appropriate, as they are typically non-recurring in nature. The remaining increase in SG&A was primarily a result of increased investments in advertising, approximately 80 basis points, and the inability to leverage increased expenses due to a shortfall in sales, approximately 70 basis points. These increases were partially offset by a 50 basis point reduction in proprietary credit costs due to a shift in credit program offerings. In addition, the Company recorded a charge of $1.6 million, or 20 basis points, for compensation expense related to stock options in accordance with SFAS 123(R).
     Depreciation and Amortization Expense. Depreciation and Amortization Expense as a percent of revenues remained flat to last year at 1.5 percent for the three months ended January 31, 2006 and 2005.
     Income Taxes. The effective tax rate for the three month periods ended January 31, 2006 and 2005 was 28.3 percent and 37.0 percent, respectively. The decrease in the effective tax rate was due primarily to tax benefits recognized in association with the repatriation provisions of the AJCA. The effective tax rate for the three month period ended January 31, 2006 excluding the tax benefit under Section 965 was 37.7 percent. The increase in the rate was due to an increase in various state effective tax rates and non-deductible shared-based compensation expense related to SFAS 123(R).
     On October 22, 2004, the AJCA was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriations Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million or $0.23 per diluted share.
Six Months Ended January 31, 2006 Compared to Six Months Ended January 31, 2005
     Total Revenues. Total revenues for the six months ended January 31, 2006 were $1.421 billion, an increase of approximately 1.9 percent over total revenues of $1.395 billion for the same period in the prior year. Total revenues include $15.1 million related to the Bailey Banks and Biddle stores managed by the third party liquidator during the second quarter. Net square footage growth contributed approximately 0.2 percent (excluding the Bailey Banks and Biddle store closings) to the increase in total revenues. Revenue growth during the period was negatively affected by the repositioning of the Zales brand. The brand made significant changes in product assortments, the timing of receipts, and shifted inventory investments away from diamond fashion and solitaires into gold and sterling silver. In addition, key promotional events were not anniversaried which the Company believes negatively impacted sales. Further, the Company estimates that revenues were adversely impacted by approximately $5.0 million due to hurricanes Katrina, Rita and Wilma in the first quarter of fiscal year 2006.
     The Fine Jewelry brands contributed $1.257 billion of the revenues in the six month period ended January 31, 2006, compared to $1.229 billion for the same period in the prior year, which represents an increase of approximately 2.3 percent. Total revenues include $157.8 million in the Kiosk Jewelry segment compared to $160.3 million in the prior year, representing approximately 11.1 percent of revenues in the current year period and 11.5 percent of revenues the prior year period. All Other segment operations provided approximately $6.4 million in revenues, compared to $5.9 million in the prior year.
     Comparable store sales for the Company increased 0.6 percent in the six months ended January 31, 2006 compared to the same period in the prior year. Comparable store sales exclude amortization of the ESAs and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under the proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. Comparable store sales also exclude the results of the 29 Bailey Banks and Biddle locations designated for closing that were managed by a third party liquidator during the second quarter.

     With the exception of the Zales and Piercing Pagoda brands, all the Company’s brands had positive comparable store sales results. The Company believes various initiatives in connection with the repositioning of the Zales brand resulted in more disruption than anticipated and negatively impacted the first and second quarter results.
     During the six month period ended January 31, 2006, the Company opened 30 stores in the Fine Jewelry segment and 45 kiosks in the Kiosk Jewelry segment. In addition, the Company closed 46 stores in the Fine Jewelry segment and 21 locations in the Kiosk Jewelry segment during the six-month period. Store closings include 32 Bailey Banks and Biddle locations, 29 of which were managed by a third party liquidator during the second quarter.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.5 percent for the six months ended January 31, 2006, compared to 49.1 percent for the same period in the prior year. Excluding the $6.2 million of charges related to the disposition of inventory and the impact of sales and cost of sales in the 29 Bailey Banks and Biddle locations, cost of sales as a percent of revenues was 48.5 percent, a decrease of 60 basis points compared to the same period in the prior year. The Company believes these exclusions are appropriate, as they are typically non-recurring in nature. Approximately half of the decrease was a result of the continued shift toward direct sourcing of solitaires and direct importing of finished goods. The remainder of the decrease was a result of mix shifts and reduced emphasis on low margin, value priced promotional events to drive sales.
     Selling, General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 370 basis points to 41.9 percent of revenues for the six months ended January 31, 2006, from 38.2 percent of revenues for the six months ended January 31, 2005. Excluding the $26.4 million charge related to lease settlement and store impairment charges in the Bailey Banks and Biddle brand and the $8.5 million charge for executive severance, SG&A was 39.8 percent of revenues, an increase of 160 basis points over the same period in the prior year. The Company believes these exclusions are appropriate, as they are typically non-recurring in nature. The remaining increase in SG&A was primarily a result of increased investments in payroll and training in the first quarter, and the inability to leverage increased fixed occupancy expenses due to a shortfall in sales during the six-month period, together resulting in an increase of approximately 120 basis points. In addition, advertising in the second quarter resulted in a 60 basis points increase. These increases were partially offset by a 60 basis point reduction in proprietary credit costs as a percent of revenue related to a shift in credit program offerings. In addition, the Company recorded a charge of $3.5 million, or 20 basis points, for compensation expense related to stock options in accordance with SFAS 123(R).
     Depreciation and Amortization Expense. Depreciation and Amortization Expense as a percent of revenues remained flat to last year at 2.1 percent for the six months ended January 31, 2006 and 2005.
     Income Taxes. The effective tax rate for the six-month periods ended January 31, 2006 and 2005 was 24.1 percent and 37.0 percent, respectively. The decrease in the effective tax rate was due primarily to tax benefits recognized in association with the repatriation provisions of the AJCA. The effective tax rate for the six month period ended January 31, 2006 excluding the tax benefit under Section 965 was 37.7 percent. The increase in the rate was due to an increase in various state tax effective rates and non-deductible share-based compensation expense related to SFAS 123(R).
     On October 22, 2004, AJCA was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriations Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million, or $0.23 per diluted share.
Liquidity and Capital Resources
     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures for new store growth, renovations of the existing portfolio, and upgrades to its information technology portfolio, distribution facilities and debt service. As of January 31, 2006, the Company had cash and cash equivalents of $37.5 million.
     The retail jewelry business is highly seasonal, with a disproportionate amount of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues and approximately 90 percent of the Company's annual operating earnings were made during the three month periods ended January 31, 2005, and 2004, respectively, which included the holiday selling season. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels, as evidenced by an increase of approximately $104 million in owned merchandise at January 31, 2006 compared to levels at July 31, 2005. This increase of inventory is also a result of the Company’s continued store growth.
Finance Arrangements
     On January 17, 2006, the Company entered into an amendment of its five year revolving credit facility (the “Revolving Credit Agreement”) with Bank of America, as Administrative Agent, and a syndicate of other lenders (the “January 2006 Amendment,” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The January 2006 Amendment allows Zale Delaware, Inc. (“ZDel”) to sign a guaranty up to $40 million (CAD) for a Revolving Credit Agreement in the name of Zale Canada Co., allows ZDel to issue guarantees up to $20 million for other subsidiaries, and increases the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on the Company’s performance under the Amended Revolving Credit Agreement.
     Zale Canada Co. entered into a revolving credit facility (the “Canadian Revolving Credit Agreement”) on January 17, 2006 that matures on August 11, 2009. The Canadian Revolving Credit Agreement provides the Company up to $30 million (CAD) in commitments by Bank of America (acting through its Canada branch). The Canadian Revolving Credit Agreement is secured by a guaranty from the U.S. parent.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2006 and 2005, $107.5 and $135.8 million, respectively, were outstanding under the Amended Revolving Credit Agreement. For the quarter ended January 31, 2006, the weighted average effective interest rate was 5.78 percent as compared to 4.18 percent for the quarter ended January 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at January 31, 2006 and 2005, respectively; and the applicable margin for Base Rate loans was zero percent at January 31, 2006 and 2005, respectively. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $392.5 million and $364.2 million in available borrowings at January 31, 2006, and January 31, 2005, respectively.
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
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Canadian

Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At January 31, 2006, $14.3 million (CAD) was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended January 31, 2006, the weighted average effective interest rate was 5.15 percent. The applicable margin for BA based loans was 1.25 percent at January 31, 2006, and the applicable margin for Base Rate loans was zero percent at January 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, the Company had approximately $15.7 million (CAD) in available borrowings at January 31, 2006.
Capital Expenditures
     During fiscal year 2006, the Company plans to open approximately 65 new stores, principally under the brand names Zales Jewelers and Gordon’s Jewelers in the Fine Jewelry segment, and approximately 60 new kiosks and carts in the Kiosk Jewelry segment, for which it expects to incur approximately $34 million in capital expenditures. During fiscal year 2006, the Company anticipates spending $38 million to remodel, relocate and refurbish approximately 72 locations in its Fine Jewelry segment and approximately 60 additional locations in its Kiosk Jewelry segment. The Company also estimates that it will incur capital expenditures of approximately $14 million during fiscal year 2006 for enhancements to its information technology portfolio, infrastructure expansion and other support services. In total, the Company anticipates making approximately $85 million in capital expenditures during fiscal year 2006. As of January 31, 2006, the Company had made $47.5 million in capital expenditures, a portion of which was used to open 30 stores and 45 kiosks.
Other Activities Affecting Liquidity
•	Stock Repurchase Plan
     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company, from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws, could purchase up to $100 million of its common stock, par value $.01 per share (“common stock”). As of January 31, 2006, the Company had repurchased 3.7 million shares of common stock at an aggregate cost of approximately $100 million, completing its authorization under the current year program.
     On August 5, 2004, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities law, could purchase $50 million of its common stock. As of January 31, 2005, the Company had repurchased 1.8 million shares of common stock at an aggregate cost of approximately $50 million, which completed its authorization under the fiscal year 2005 program.
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

     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers beyond the standard credit amount (the “Shared Risk Program”). The incremental credit extension is at the Company’s discretion to accommodate larger sales transactions. The Company bears the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, the Company incurred approximately $25,000 in losses for the six months ended January 31, 2006, and believes that future losses will not have a material impact on the Company’s financial position or results of operations.
•	Contractual Obligations
     The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2005. See “Contractual Obligations” on page 32 of the Form 10-K. The Company’s inventory purchase obligations fluctuated throughout the six month period ended January 31, 2006, reflecting the Company’s customary cycle of increasing inventory for the holiday selling season. Otherwise, there have been no material changes in the Company’s contractual obligations since July 31, 2005.
Inflation
     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s last-in, first-out (“LIFO”) inventory. Current market trends indicate rising gold and diamond prices. If such trends continue, the Company’s LIFO provision could be impacted. In prior periods, the Company has hedged a portion of its gold purchases through forward contracts. There is no assurance that inflation will not materially affect the Company in the future.
Critical Accounting Policies and Estimates
     The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s Annual Report on Form 10-K includes information regarding its critical accounting policies and estimates as of July 31, 2005. See “Critical Accounting Policies and Estimates” on page 33 of the Form 10-K. The Company’s critical accounting estimates have not changed in any material respect nor has it adopted any new critical accounting policies since July 31, 2005.
Cautionary Notice Regarding Forward-Looking Statements
     The Company makes forward-looking statements in the Quarterly Report on Form 10-Q and in other reports the Company files with the SEC. In addition, members of the Company’s senior management may make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding the Company’s objectives and expectations with respect to sales and earnings, merchandising and marketing strategies, store renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of its information technology plan and related management information systems, e-commerce initiatives, human resource initiatives, impact of the Bailey Banks & Biddle store closings and other statements regarding the Company’s plans and objectives. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

     Forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.
If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be “luxuries” may not grow and may even decrease.
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
     The supply and price of diamonds in the principal world market are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on the Company.
     The Company is also affected by fluctuations in the price of diamonds, gold and other commodities. The Company historically has engaged in only a limited amount of hedging against fluctuations in the cost of gold. A significant change in prices of key commodities could adversely affect the Company’s business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.
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
     The Company is significantly dependent on its ability to operate stores in desirable locations with capital investment and lease costs that allow the Company to earn a reasonable return on its locations. The Company depends on the leasing market and its landlords to determine supply, demand, lease cost and operating costs and conditions. The Company cannot be certain as to when or whether desirable store locations will become or remain available to the Company at reasonable lease and operating costs. Further, several large landlords dominate the ownership of prime malls, and the Company is dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time to time, the Company does have disagreements with its landlords and a significant disagreement, if not resolved, could have an adverse impact on the Company.
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
Acquisitions involve special risk, including the possibility that the Company may be unable to integrate new acquisitions into its existing operations.
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
     In fiscal year 2006, the Company entered into forward contracts for the purchase of some of its gold in order to hedge the risk of gold price fluctuations, and in prior years, the Company has purchased currency exchange contracts to protect against currency fluctuations. The Company generally enters into forward gold contracts and forward exchange contracts with maturity dates not longer than 12 months. At January 31, 2006, the Company had no outstanding gold purchase contracts or foreign currency forward exchange contracts.
     The Company believes that the market risk of the Company’s financial instruments as of January 31, 2006 has not materially changed since July 31, 2005. The market risk profile as of July 31, 2005 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 36 of the Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. Except as discussed in the following paragraph, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the second quarter of fiscal year 2006, the Company completed the implementation of payroll and benefits systems designed to produce more accurate and timely financial information for its Payroll and Human Resource teams. The implementation included in-sourcing payroll and related tax processing that had previously been processed by a third-party provider. The implementation, which resulted after more than two years of preparation, design, testing, and training, necessarily involved making material changes to the Company’s procedures for internal control over financial reporting.

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
Item 1A. Risk Factors
     For discussion of risk factors affecting the Company, see “Cautionary Notice Regarding Forward-Looking Statements” on page 21 of this quarterly report on Form 10-Q.
Item 2. Issuer Purchases of Equity Securities
     During the second quarter of fiscal year 2006, the Company repurchased its common stock in the open market as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total Number		Shares (or Units)	of Shares (or Units) that
	of Shares (or		Purchased as Part of	May Yet Be Purchased
	Units)	Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Shares (or Unit)	Plans or Programs	Programs
Nov 1-Nov 30	909,263	$27.77	909,263	$29,516,414
Dec 1-Dec 31	—	—	—	29,516,414
Jan 1-Jan 31	1,169,355	25.24	1,169,355	—

Total	2,078,618	$26.35	2,078,618	—

     On August 30, 2005, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which the Company from time to time, at management’s discretion and in accordance with the Company’s usual policies and applicable securities laws could purchase up to $100 million of its common stock. As of January 31, 2006, the Company had repurchased 3.7 million shares of common stock at an aggregate cost of approximately $100 million, completing its authorization under the current year program.
Item 6. Exhibits
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

Zale Corporation (Registrant)

Date: March 9, 2006	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)