Form 10-Q
period 2006-04-30
ZALE CORP
filed 2006-06-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For the quarterly period ending April 30, 2006
Zale Corporation
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
     Zale Corporation is a large accelerated filer.
     Zale Corporation is not a shell company.
     As of June 2, 2006, 48,182,279 shares of the Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Total Revenues	$526,895	$515,618	$1,948,283	$1,910,723
Cost and Expenses:
Cost of Sales	254,361	246,151	958,266	931,660
Selling, General and Administrative Expenses	241,348	227,789	835,758	760,757
Cost of Insurance Operations	1,598	1,674	5,014	4,542
Depreciation and Amortization Expense	14,935	14,953	44,798	44,184
Benefit from Settlement of Retirement Plan	13,403	—	13,403	—

Operating Earnings	28,056	25,051	117,850	169,580
Interest Expense, Net	2,449	1,558	7,685	5,990

Earnings Before Income Taxes	25,607	23,493	110,165	163,590
Income Taxes	8,776	9,037	29,180	60,869

Net Earnings	$16,831	$14,456	$80,985	$102,721

Earnings Per Common Share
Basic Net Earnings Per Share	$0.35	$0.28	$1.65	$2.00

Earnings Per Common Share
Diluted Net Earnings Per Share	$0.35	$0.28	$1.63	$1.98

Weighted Average Number of Common Shares Outstanding:
Basic	47,914	50,895	49,066	51,302
Diluted	48,342	51,513	49,578	51,989
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited; amounts in thousands)

	April 30,	July 31,	April 30,
	2006	2005	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$59,920	$55,446	$66,782
Merchandise Inventories	938,050	853,580	926,798
Other Current Assets	83,968	64,042	63,002

Total Current Assets	1,081,938	973,068	1,056,582
Property and Equipment, Net	290,433	282,033	278,276
Goodwill, Net	97,014	90,774	89,130
Other Assets	34,824	35,025	33,961

Total Assets	$1,504,209	$1,380,900	$1,457,949

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$363,340	$301,451	$373,894
Deferred Tax Liability, Net	52,059	56,356	51,334

Total Current Liabilities	415,399	357,807	425,228

Non-current Liabilities	21,176	37,325	39,075
Deferred Tax Liability, Net	4,538	13,850	5,616
Long-term Debt	204,859	129,800	162,100
Long-term Accrued Rent	26,631	24,530	24,194

Stockholders’ Investment:
Preferred Stock	—	—	—
Common Stock	538	531	530
Additional Paid-In Capital	109,618	88,970	82,145
Accumulated Other Comprehensive Income	37,392	24,119	19,306
Accumulated Earnings	836,222	755,237	751,183
Deferred Compensation	(2,164)	(1,269)	(1,428)

	981,606	867,588	851,736
Treasury Stock	(150,000)	(50,000)	(50,000)

Total Stockholders’ Investment	831,606	817,588	801,736

Total Liabilities and Stockholders’ Investment	$1,504,209	$1,380,900	$1,457,949

See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; amounts in thousands)

	Nine Months ended	Nine Months Ended
	April 30,	April 30,
	2006	2005
Net Cash Flows from Operating Activities	$80,985	$102,721
Net earnings
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	44,798	44,184
Amortization of long-term debt issuance costs	855	1,021
Repatriation impact on tax provision	(11,502)	—
Loss from disposition of property and equipment	2,946	3,809
Impairment of fixed assets	9,730	1,273
Stock compensation expense	5,247	501
Benefit from settlement of retirement plan	(13,403)	—
Changes in assets and liabilities
Merchandise inventories	(77,646)	(96,018)
Other current assets	(9,560)	1,191
Other assets	20	(354)
Accounts payable and accrued liabilities	50,418	74,873
Non-current liabilities	(2,746)	(3,411)

Net cash provided by operating activities	$80,142	$129,790

Net Cash Flows from Investing Activities
Additions to property and equipment	(63,438)	(63,429)
Proceeds from sale of fixed assets	—	3,971
Purchase of available-for-sale investments	(2,149)	(1,728)
Proceeds from sale of available-for-sale investments	2,144	2,380

Net cash used in investing activities	$(63,443)	$(58,806)

Net Cash Flows from Financing Activities
Borrowings under revolving credit agreement	1,083,059	1,201,000
Payments on revolving credit agreement	(1,008,000)	(1,236,400)
Proceeds from exercise of stock options	10,669	16,563
Purchase of common stock	(100,000)	(50,000)

Net cash used in financing activities	$(14,272)	$(68,837)

Effect of exchange rate changes on cash	2,047	1,511

Net increase in cash and cash equivalents	4,474	3,658

Cash and cash equivalents at beginning of period	55,446	63,124

Cash and cash equivalents at end of period	$59,920	$66,782

Supplemental Cash Flow Information
Interest paid	$7,142	$5,445
Interest received	$459	$645
Income taxes paid (net of refunds received)	$54,558	$10,467
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
BASIS OF PRESENTATION
     Zale Corporation (the “Company”), through its wholly-owned subsidiaries, is the largest specialty retailer of fine jewelry in North America, operating approximately 2,347 retail locations in the United States, Canada and Puerto Rico.
     As of July 2005, the Company reported its business operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. All corresponding items of segment information in prior periods are presented consistently. At April 30, 2006, the Company operated 1,451 fine jewelry stores and 896 kiosk locations, including 75 carts. The Fine Jewelry segment consists of six brands, each targeted to reach a distinct customer with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is the Company’s primary brand in the U.S., which represents leadership in quality and style at moderate price points. The Company further leverages this brand strength through Zales the Diamond Store Outlet®, which focuses on the brand-conscious value-oriented shopper in outlet malls. Zales Jewelers also extends the reach of its brand to the internet through its e-commerce site, zales.com. Gordon’s Jewelers® focuses on the individual preferences of its customers through merchandising by store, strengthening its position as a relationship jeweler. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and watches at higher price points. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com. Peoples Jewellers®, the Company’s primary brand in Canada, offers traditional, moderately priced jewelry to customers throughout Canada. Also in Canada, Mappins Jewellers® targets the more discerning customer with merchandise assortments designed to promote slightly higher priced purchases.
     The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks operated by its Piercing Pagoda® brand and carts operating in Canada under the name Peoples II™.
     The All Other segment includes insurance and reinsurance operations, which offer various types of insurance coverage primarily to the Company’s private label credit card customers.
     The accompanying Consolidated Financial Statements are those of the Company as of and for the three- and nine-month periods ended April 30, 2006 and 2005. The Company consolidates substantially all of its U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly-owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to private label credit card customers of the Company. The Company consolidates its Canadian retail operations into Zale International, Inc., which is a wholly-owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2005 (“fiscal year 2005”). The classifications in use at April 30, 2006 have been applied to the financial statements for July 31, 2005 and April 30, 2005.
     Due to the seasonal nature of the Company’s business, the results of operations for the three- and nine-month periods ended April 30, 2006 and 2005 are not indicative of the operating results for the full fiscal year. Seasonal fluctuations in retail sales historically have resulted in higher earnings in the quarter of the fiscal year that includes the holiday selling season.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
EARNINGS PER COMMON SHARE
     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the reported period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. There were anti-dilutive common stock equivalents of 1,571,550 and 34,500 outstanding for the three months ended April 30, 2006 and 2005, respectively. There were anti-dilutive common stock equivalents of 1,451,550 and 36,000 outstanding for the nine months ended April 30, 2006 and 2005, respectively.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(amounts in thousands except per share amounts)
Net earnings available to shareholders	$16,831	$14,456	$80,985	$102,721

Basic:
Weighted average number of common shares outstanding	47,914	50,895	49,066	51,302

Net earnings per common share — basic	$0.35	$0.28	$1.65	$2.00

Diluted:
Weighted average number of common shares outstanding	47,914	50,895	49,066	51,302
Effect of dilutive stock options and restricted stock units	428	618	512	687

Weighted average number of common shares outstanding as adjusted	48,342	51,513	49,578	51,989

Net earnings per common share — diluted	$0.35	$0.28	$1.63	$1.98

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
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
STOCK-BASED COMPENSATION
     As of April 30, 2006, the Company had four stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), the Zale Corporation 2003 Stock Incentive Plan (the “Incentive Plan”), and the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”). Under these plans, exercised share options are issued as new shares of common stock.
     The Omnibus Plan expired with respect to new grants on July 30, 2003, and was replaced by the Incentive Plan. Options granted under the Incentive Plan (i) are granted at an exercise price no less than the fair market value of the shares of common stock into which such options are exercisable, (ii) generally vest ratably over a four-year vesting period and (iii) generally expire ten years from the date of grant. Restricted stock granted under the Incentive Plan generally vests on the third anniversary of the grant date and is subject to restrictions on sale or transfer. The Incentive Plan was amended on November 11, 2005 to allow for the grant of time-vesting and performance-based restricted stock units, which entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. In the sole discretion of the Compensation Committee, in lieu of a payout of shares of common stock, the holder of a restricted stock unit may receive a cash payment equal to the fair market value of the number of shares of common stock the holder otherwise would receive under the restricted stock unit. Time-vesting restricted stock units granted under the Incentive Plan generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Performance-based restricted stock units granted entitle the holder to receive a specified number of shares of the Company’s common stock based on the Company’s achievement of performance targets established by the Compensation Committee. If the Company fails to meet the specified performance targets, the holder will not receive any shares of common stock under the performance-based restricted stock units, or, if the Company substantially exceeds the targets, the holder may receive up to two hundred percent of the shares granted. As of April 30, 2006, 4,130,450 incentive awards were available for grant under the Incentive Plan, and 3,047,119 options, restricted stock shares, and restricted stock units were outstanding for the Omnibus Plan and the Incentive Plan combined.
     The Directors’ Plan expired with respect to new grants on November 3, 2005, and was replaced by the 2005 Directors’ Plan. The 2005 Directors’ Plan authorizes the Company to grant options to non-employee directors at the fair market value of the common stock on the date of the grant. Options granted under the 2005 Directors’ Plan vest ratably over a four-year period and expire ten years from the date of grant. The 2005 Directors’ Plan also authorizes restricted stock grants, which vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. As of April 30, 2006, 216,700 incentive awards were available for grant under the 2005 Directors’ Plan, and 193,050 options and restricted stock shares were outstanding for the Directors’ Plan and the 2005 Directors’ Plan combined.
     Prior to the beginning of the fiscal year ending July 31, 2006 (“fiscal year 2006”), the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of FASB Statement No. 123.”
     Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the use of the fair value method of

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
accounting for all stock-based compensation, including stock options. SFAS No. 123(R) was adopted using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated.
     The Company recognized share-based compensation expense related to stock options of $0.9 million before taxes and $4.4 million before taxes for the three- and nine-month periods ended April 30, 2006, respectively, as a component of selling, general and administrative expenses (“SG&A”). As of April 30, 2006, there was $11.7 million (before related tax benefit) of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock incentive plans in accordance SFAS No. 123(R) in the third quarter of fiscal year 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2005	2005
	(amounts in thousands except for per share amounts)
Net earnings, as reported	$14,456	$102,721
Add: Restricted stock which is included in net earnings, net of related tax effects	136	501
Deduct: Total share-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(1,572)	(4,925)

Pro forma net earnings	$13,020	$98,297

Basic Earnings per Common Share:
As reported	$0.28	$2.00
Pro forma	$0.26	$1.92

Diluted Earnings per Common Share:
As reported	$0.28	$1.98
Pro forma	$0.25	$1.89

Weighted Average Number of Common Shares
Outstanding
Basic	50,895	51,302
Diluted	51,513	51,989
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     The following table presents the weighted-average assumptions used in the option pricing model for the periods ended April 30, 2006 and April 30, 2005 for stock option grants:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Volatility	30.04%	39.33%	35.07%	38.04%

Risk-free interest rate	4.61%	3.72%	4.03%	3.54%

Expected lives (years)	5.0	5.0	5.0	5.0

Fair value per option granted	$9.08	$10.93	$10.42	$10.74
     The following table summarizes stock option activity for the period ended April 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term	Intrinsic Value

Outstanding, January 31, 2006	3,568,621	$23.50
Granted	148,000	25.64
Exercised	400,452	19.68
Cancelled	207,800	26.25
Outstanding, April 30, 2006	3,108,369	$23.91	7.6	$6,859,845

Exercisable, April 30, 2006	1,612,353	$22.18	6.7	$5,479,194

     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three-month periods ended April 30, 2006 and April 30, 2005, the total intrinsic value of stock options exercised was $2,788,560 and $8,260,875, respectively. For the nine-month periods ended April 30, 2006 and April 30, 2005, the total intrinsic value of stock options exercised was $4,714,451 and $9,795,978, respectively. For the three-month periods ending April 30, 2006 and April 30, 2005, the fair value of the options vested was approximately $3,067,364 and $811,616, respectively. For the nine months ended April 30, 2006 and April 30, 2005, the fair value of options vested was approximately $3,919,664 and $1,517,816, respectively. Cash received from stock options exercised during the nine-month period was approximately $10.7 million for the current year and $16.6 million for the same period in the prior year.
     In addition to stock options, the Company has outstanding restricted stock and restricted stock units granted under the Incentive Plan. The Company recognized share based compensation expense related to restricted stock of $22,000 and $136,000 in the three-month periods ended April 30, 2006 and 2005, respectively, and $809,000 and $501,000 in the nine-month periods ended April 30, 2006 and 2005, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     The following table summarizes restricted stock and stock unit activity from the Incentive Plan and the 2005 Directors’ Plan for the period ended April 30, 2006:

	Shares/Units	Price
Non-vested, January 31, 2006	182,700	$27.10
Granted, Incentive Plan time-vested units	18,000	25.11
Canceled, Incentive Plan time-vested units	(9,500)	27.03
Canceled, Incentive Plan performance-based units	(9,500)	27.03
Canceled, Incentive Plan and 2005 Director’s Plan shares	(7,900)	27.36
Vested, Incentive Plan shares	(12,000)	27.44
Vested, Incentive Plan time-vested units	(15,000)	27.03
Vested, Incentive Plan performance-based units	(15,000)	27.03

Non-vested, April 30, 2006	131,800	$26.81

COMPREHENSIVE INCOME
     Comprehensive income represents the change in equity during a period from transactions and other events except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three- and nine-month periods ended April 30, 2006, and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(amounts in thousands)
Net Earnings	$16,831	$14,456	$80,985	$102,721

Other Comprehensive Income/(Loss):

Unrealized gain/(loss) on investment securities, net	(167)	(331)	(230)	(172)

Unrealized gain/(loss) on derivative instruments	(57)	548	899	(457)

Cumulative translation adjustments	2,518	(2,077)	12,604	6,465

Total Comprehensive Income	$19,125	$12,596	$94,258	$108,557

     Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.
SEGMENTS
     The Company reports its business under three segments: Fine Jewelry, Kiosk Jewelry and All Other. The Company groups its brands into segments based on the similarities in commodity characteristics of the merchandise and the product mix. The All Other segment includes insurance and reinsurance operations. Segment revenues are not provided by product type or geographically as the Company believes such disclosure would not add meaningful value and is not consistent with the manner in which the Company makes decisions.
     Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense. In addition, operating earnings by segment include the impact of certain benefits and charges identified in the table on page 15 of this Report.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Selected Financial Data by Segment	(amounts in thousands)
Revenues
Fine Jewelry (a)	$462,369	$449,987	$1,719,505	$1,678,807
Kiosk (b)	61,126	62,213	218,901	222,551
All Other	3,400	3,418	9,877	9,365

Total Revenues	$526,895	$515,618	$1,948,283	$1,910,723

Depreciation and Amortization Expense
Fine Jewelry	$10,709	$11,118	$32,462	$33,068
Kiosk	1,416	1,187	4,085	3,445
All Other	—	—	—	—
Unallocated	2,810	2,648	8,251	7,671

Total Depreciation and Amortization Expense	$14,935	$14,953	$44,798	$44,184

Operating Earnings/(Loss)
Fine Jewelry (c)	$20,089	$21,743	$99,995	$140,498
Kiosk	1,548	5,061	20,438	28,141
All Other	1,803	1,744	4,863	4,823
Unallocated (d)	4,616	(3,497)	(7,446)	(3,882)

Total Operating Earnings	$28,056	$25,051	$117,850	$169,580

(a) Includes $44.8 and $39.2 million for the three-month periods ended April 30, 2006 and 2005, respectively, related to foreign operations. Includes $179.6 and $156.2 million for the nine-month period ended April 30, 2006 and 2005, respectively, related to foreign operations.
(b) Includes $1.5 and $1.7 million for the three-month periods ended April 30, 2006 and 2005, respectively, related to foreign operations. Includes $6.0 and $4.9 million for the nine-month periods ended April 30, 2006 and 2005, respectively, related to foreign operations.
(c) Includes charges of $1.5 and $34.1 million for the three- and nine-month periods ended April 30, 2006, respectively, related to the Bailey Banks & Biddle store closings.
(d) Includes $13.4 million benefit related to the settlement of certain retirement plan obligations, $3.6 million for executive severance and $0.9 million related to share-based compensation expense for the three-month period ended April 30, 2006. Includes $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance and $4.4 million related to share-based compensation expense for the nine-month period ended April 30, 2006. Also includes $17.6 million and $17.4 million for the three-month periods ended April 30, 2006 and 2005, respectively, to offset carrying costs charged to the segments. Includes $53.8 million and $54.3 million to offset carrying costs for the nine-month periods ended April 30, 2006 and 2005, respectively.
     Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment. There have been no material changes to assets or capital expenditures as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2005.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
NON-CURRENT LIABILITIES
     Effective April 1, 2006 the Company terminated a retirement benefit plan. This settlement resulted in a $13.4 million reduction of the liability in the third quarter ended April 30, 2006.
LONG-TERM DEBT
     The Company has a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides the Company up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.
     On January 17, 2006, the Company entered into an amendment of the Revolving Credit Agreement (the “January 2006 Amendment” and together with the Revolving Credit Agreement, the “Amended Revolving Credit Agreement”). The January 2006 Amendment allows certain U.S. affiliates to sign a guaranty up to CAD$40 million for a revolving credit facility in the name of Zale Canada Co., to issue guarantees up to $20 million for other subsidiaries, and increases the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on the Company’s performance under the Amended Revolving Credit Agreement.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2006 and 2005, $187.9 and $162.1 million, respectively, were outstanding under the Amended Revolving Credit Agreement. For the quarter ended April 30, 2006, the weighted average effective interest rate was 6.19 percent as compared to 4.17 percent for the quarter ended April 30, 2005. The applicable margin for LIBOR based loans was 1.25 percent at April 30, 2006 and 2005, and the applicable margin for Base Rate loans was zero percent at April 30, 2006 and 2005. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $312.1 million and $337.9 million in available borrowings at April 30, 2006, and April 30, 2005, respectively.
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
     Zale Canada Co. entered into a revolving credit agreement (the “Canadian Revolving Credit Agreement”) on January 17, 2006 with a maturity date of August 11, 2009. The Canadian Revolving Credit Agreement provides the Company up to CAD$30 million in commitments by Bank of America (acting through its Canadian branch). The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2006, CAD$19.0 million was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended April 30, 2006, the weighted average effective interest rate was 5.32 percent. The applicable margin for BA based loans was 1.25 percent at April 30, 2006, and the applicable margin for Base Rate loans was zero percent at April 30,

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
2006. Based on the terms of the Canadian Revolving Credit Agreement, the Company had approximately CAD$11.0 million in available borrowings at April 30, 2006.
COMMITMENTS AND CONTINGENCIES
     The Company is involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves have been established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect to the Company’s financial position or results of operations.
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
     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers above the approved credit amount (the “Shared Risk Program”). The extension of incremental credit is at the Company’s discretion to accommodate larger sales transactions. The Company bears the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, the Company incurred approximately $66,000 in losses for the nine months ended April 30, 2006 and believes that future losses will not have a material impact on the Company’s financial position or results of operations.
     Product Warranty Programs. The Company sells extended service agreements (“ESAs”) to customers to cover sizing and breakage for a two-year period on certain products purchased from the Company. In fiscal year 2006, the Company began to offer a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The revenue from these agreements is recognized over the service period in proportion to the costs expected to be incurred in performing services under the ESAs. The Company also provides warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. The Company has established a reserve for potential non-ESA warranty issues based on actual historical expenses.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     The changes in the Company’s liability for the ESAs and certain diamond repairs for the reporting periods are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(amounts in thousands)
Beginning Balance	$33,018	$29,669	$28,264	$31,794
Extended Service Agreements Sold	17,545	14,404	61,108	45,464
Extended Service Agreements Revenue Recognized	(17,996)	(15,170)	(56,805)	(48,355)

Ending Balance	$32,567	$28,903	$32,567	$28,903

OTHER MATTERS
     SEC Investigation. On April 10, 2006, the Company announced that the SEC had initiated a non-public investigation relating to various accounting and other matters related to the Company, including accounting for ESAs, leases and accrued payroll. Subpoenas issued in connection with the investigation request materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments.
     The Company is fully cooperating with the SEC’s investigation. The Company has retained outside counsel and accounting advisors to review the matters raised by the SEC.
     Executive Changes. On March 23, 2006, Chief Operating Officer and Executive Vice President Sue E. Gove resigned. In conjunction with the resignation, the Company recorded a charge of $3.6 million before taxes related to contractual cash and equity obligations in the period ended March 31, 2006.
     On May 5, 2006, Chief Financial Officer and Group Senior Vice President Mark Lenz was placed on administrative leave. This decision was made after discussions with the Company’s outside auditors concerning Mr. Lenz’s failure to timely disclose in conversations with the auditors that vendor payments scheduled to be made during the last two weeks of the Company’s fiscal year ended July 31, 2005 were delayed until the first week of August 2005. The Company believes that both cash and accounts payable were properly reflected on the balance sheet.
     On May 5, 2006, George R. Mihalko, Jr. was appointed Acting Chief Administrative Officer and Acting Chief Financial Officer. Prior to this appointment, Mr. Mihalko served as Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Sports Authority, Inc. from September 1999 through August 2003. Since that time, he has been a private investor. Mr. Mihalko also has been elected as a director of the Company.
     Bailey Banks & Biddle Store Closings. During the quarter ended January 31, 2006, the Company closed 32 Bailey Banks & Biddle stores, 29 of which were managed by a third party liquidator during part of or all of the quarter as part of the brand’s strategy to improve performance and profitability. During the three months ended April 30, 2006, the Company incurred a charge of $1.5 million before taxes primarily related to additional lease settlement costs. The Company incurred a total of $34.1 million before taxes, related to the Bailey Banks & Biddle closings for the nine-month period ended April 30, 2006.
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million or $0.23 per diluted share for the second fiscal quarter ended January 31, 2006 and the nine-month period ended April 30, 2006.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) which preceded this report and the audited Consolidated Financial Statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for fiscal year 2005.
Introduction
     The Company is the largest specialty retailer of fine jewelry in North America. At April 30, 2006, the Company operated 1,451 fine jewelry stores and 896 kiosk locations, including 75 carts, located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. The Company’s operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.
     The Fine Jewelry segment focuses on diamond product, but differentiates its six brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda in the U.S., and carts under the name Peoples II in Canada. The All Other segment consists primarily of the Company’s insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to the Company’s private label credit card customers.
     During the third quarter of 2006, the Company focused on strengthening critical merchandise assortments, particularly the diamond solitaire and diamond fashion components in the Zales brand, and also increased markdowns to clear discontinued merchandise. These two initiatives resulted in increased sales compared to sales declines in prior periods. While the Zales brand was the primary focus, the Company also refined other strategic objectives. The Company intends to continue to focus on increasing market share, which includes all aspects of the store experience including merchandise, marketing and customer satisfaction. Improvements in the supply chain will be centered on a goal of improved margins through direct importing of finished goods and the internal procurement and production of finished goods. The Company will also focus efforts on attracting and retaining the best employees across all areas of the organization.

Results of Operations
     The following table sets forth certain financial information from the Company’s unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales (a)	48.3	47.7	49.2	48.8
Selling, General and Administrative Expenses (b)	45.8	44.2	42.9	39.8
Cost of Insurance Operations	0.3	0.3	0.3	0.2
Depreciation and Amortization Expense	2.8	2.9	2.3	2.3
Settlement of Retirement Plan Obligations	(2.5)	—	(0.7)	—

Operating Earnings	5.3	4.9	6.0	8.9
Interest Expense, Net	0.5	0.3	0.4	0.3

Earnings Before Income Taxes	4.8	4.6	5.6	8.6
Income Taxes (c)	1.6	1.8	1.4	3.2

Net Earnings	3.2%	2.8%	4.2%	5.4%

(a)	Includes 30 basis points for the nine-month period ended April 30, 2006, related to the sales, cost of sales, and write down of Bailey Banks & Biddle closed store inventories (see Other Matters, page 13).

(b)	Includes 30 basis points related to the Bailey Banks & Biddle store closings, 70 basis points related to executive severance, and 20 basis points related to SFAS 123(R) expenses for the three-month period ended April 30, 2006. Includes 170 basis points (excluding the $15.1 million of sales at the closed stores) related to the Bailey Banks & Biddle store closings (see Other Matters, page 13), 60 basis points related to executive severance, and 20 basis points related to SFAS 123(R) expenses for the nine-month period ended April 30, 2006.

(c)	Includes $11.5 million related to repatriation of funds under Section 965 of the American Jobs Creation Act (“AJCA”) for the nine-month period ended April 30, 2006.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006		2006
		% of Total		% of Total
	Pretax $	Revenues	Pretax $	Revenues
Selling, General and Administrative Expenses	$241,348	45.8%	$835,758	42.9%

CEO and COO Severance	3,567	0.7%	12,067	0.6%

Bailey Banks & Biddle Store Closing Charges	1,398	0.3%	27,816	1.4%

Selling, General and Administrative Expenses before certain charges	$236,383	44.8%	$795,875	40.9%

The Company believes the presentation of these Selling, General and Administrative expenses provides useful information to investors because the excluded items relate to events that had a significant impact during the periods presented and will recur with unpredictable frequency in the future.

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005
     Total Revenues. Total revenues for the three months ended April 30, 2006 were $526.9 million, an increase of approximately 2.2 percent over total revenues of $515.6 million for the same period in the prior year. Prior year’s revenues include $10.6 million from certain Bailey Banks & Biddle stores which were closed in the second fiscal quarter. Excluding the impact of the closed stores, square footage growth contributed approximately 1.9 percent to the increase in total revenues.
     Comparable store sales for the Company increased approximately 2.5 percent in the three months ended April 30, 2006 as compared to the same period in the prior year. Comparable store sales exclude amortization of ESAs and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under the proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.
     With the exception of the Piercing Pagoda brand, all the Company’s brands had positive comparable store sales results. The Zales brand benefited from an improved assortment of diamond solitaires and diamond fashion categories. In connection with this shift in assortment, the Zales brand increased inventory by approximately $30 million compared to the prior year.
     The Fine Jewelry segment contributed $462.4 million of revenues in the three months ended April 30, 2006, compared to $450.0 million for the same period in the prior year, which represents an increase of 2.8 percent. Total revenues include $61.1 million in the Kiosk Jewelry segment compared to $62.2 million in the prior year, representing approximately 11.6 percent of revenues for the period ended April 30, 2006, compared to 12.1 percent of revenues in the same period last year. Piercing Pagoda continues to be impacted by a decline in Italian charm sales that have not been fully offset by increases in other categories. All Other segment operations provided approximately $3.4 million in revenues, for the quarters ended April 30, 2006 and 2005.
     During the quarter ended April 30, 2006, the Company opened 14 stores in the Fine Jewelry segment and 5 kiosks in the Kiosk Jewelry segment. In addition, the Company closed 11 stores in the Fine Jewelry segment and 15 locations in the Kiosk Jewelry segment during the current period.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.3 percent for the three months ended April 30, 2006, compared to 47.7 percent for the same period in the prior year. The increase in Cost of Sales is primarily due to a $3.0 million LIFO charge in the three months ended April 30, 2006 compared to a LIFO charge of $300,000 in the three months ended April 30, 2005.
     Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 45.8 percent of revenues for the three months ended April 30, 2006 compared to 44.2 percent for the same period in the prior year. The increase in SG&A of 160 basis points was primarily the result of (1) executive severance (70 basis points), (2) additional Bailey Banks & Biddle closing costs (30 basis points), (3) adoption of SFAS 123(R) (20 basis points) and (4) incremental store operating costs offset by a reduction in proprietary credit costs due to a shift to more profitable or less costly credit program offerings.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense as a percent of revenues for the three months ended April 30, 2006 was 2.8 percent compared to 2.9 percent for the same period in the prior year.
     Interest Expense. Interest expense as a percent of revenues for the three-month periods ended April 30, 2006 and 2005 was 0.5 percent and 0.3 percent respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 4.2 percent last year to 6.2 percent this year and an increase in borrowings under the Amended Revolving Credit Agreement.

     Income Taxes. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million or $0.23 per diluted share for the quarter ended January 31, 2006.
     The effective tax rate for the three-month periods ended April 30, 2006 and 2005 was 34.3 percent and 38.5 percent, respectively. The decrease in the effective tax rate was due to tax benefits associated with the repatriation under the AJCA and the release of certain tax reserves upon resolution of certain state and local audits.
     Settlement of Retirement Plan Obligations. The settlement of certain retirement plan obligations resulted in a benefit of $13.4 million before taxes in the quarter.
Nine Months Ended April 30, 2006 Compared to Nine Months Ended April 30, 2005
     Total Revenues. Total revenues for the nine months ended April 30, 2006 were $1.948 billion, an increase of approximately 1.9 percent over total revenues of $1.911 billion for the same period in the prior year. This includes $24.3 million and $39.5 million for each year respectively from certain Bailey Banks & Biddle stores which were closed in the second quarter of 2006. Excluding the impact of the closed stores, net square footage growth contributed approximately 1.7 percent.
     Comparable store sales for the Company increased approximately 1.1 percent in the nine months ended April 30, 2006 compared to the same period in the prior year. Comparable store sales exclude amortization of the ESAs and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under the proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. Comparable store sales also exclude the results of those Bailey Banks & Biddle locations closed during the second quarter of fiscal year 2006.
     Revenue growth during the nine-month period was adversely affected by the performance of the Zales brand in the second quarter ended January 31, 2006. The brand had made significant changes in product assortments, the timing of receipts, and shifted inventory investments away from diamond fashion and solitaires into gold and sterling silver. In addition, key promotional events were not anniversaried which the Company believes negatively impacted sales during the important holiday season. Further, the Company estimates that approximately $5.0 million of revenues were lost due to hurricanes Katrina, Rita and Wilma in the first quarter of fiscal year 2006.
     With the exception of the Piercing Pagoda and Zales brands, all the Company’s remaining brands had positive comparable store sales results for the nine-month period.
     The Fine Jewelry segment contributed $1.720 billion of the revenues in the nine-month period ended April 30, 2006, compared to $1.679 billion for the same period in the prior year, representing an increase of approximately 2.4 percent. Total revenues include $218.9 million in the Kiosk Jewelry segment compared to $222.6 million in the prior year, representing approximately 11.2 percent of revenues in the current year period and 11.6 percent of revenues in the prior year period. The All Other segment provided approximately $9.9 million in revenues, compared to $9.4 million in the prior year.
     During the nine-month period ended April 30, 2006, the Company opened 44 stores in the Fine Jewelry segment and 50 kiosks in the Kiosk Jewelry segment. In addition, the Company closed 57 stores in the Fine Jewelry segment and 36 locations in the Kiosk Jewelry segment. Store closings include 32 Bailey Banks & Biddle locations which were closed in the second quarter as part of the brand’s strategy to improve performance and profitability.

     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.2 percent for the nine months ended April 30, 2006, compared to 48.8 percent for the same period in the prior year. Excluding the charge for LIFO of $4.4 million, $6.3 million of charges related to the disposition of inventory and the impact of sales and cost of sales in the certain Bailey Banks & Biddle locations, cost of sales as a percent of revenues was 48.2 percent this year. The Company believes these exclusions are appropriate to provide enhanced comparability to prior and future periods.
     Selling, General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 310 basis points to 42.9 percent of revenues for the nine months ended April 30, 2006, from 39.8 percent of revenues for the nine months ended April 30, 2005. Excluding the $27.8 million charge related to lease settlement and store impairment charges for the Bailey Banks & Biddle store closings and the $12.1 million charge for executive severance, SG&A was 40.9 percent of revenues, an increase of 110 basis points over the same period in the prior year. The Company believes these exclusions are appropriate to provide enhanced comparability to prior and future periods. The remaining increase in SG&A was primarily the result of increased investments in payroll and advertising combined with increased fixed occupancy expenses. These increases were partially offset by a reduction in proprietary credit costs as a percent of revenue related to a shift in credit program offerings. In addition, the Company recorded a charge of $4.4 million, or 20 basis points, for compensation expense related to stock options in accordance with SFAS 123(R).
     Settlement of Retirement Plan Obligations. The settlement of certain retirement plan obligations resulted in a benefit of $13.4 million before taxes in the quarter.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense as a percent of revenues remained flat to last year at 2.3 percent for the nine months ended April 30, 2006 and 2005.
     Interest Expense. Interest expense as a percent of revenues for the nine-month period ended April 30, 2006 and 2005 was 0.4 percent and 0.3 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 3.8 percent last year to 5.6 percent this year and an increase in borrowings made under the Amended Revolving Credit Agreement.
     Income Taxes. The effective tax rate for the nine-month periods ended April 30, 2006 and 2005 was 26.5 percent and 37.2 percent, respectively. The decrease in the effective tax rate was due primarily to tax benefits recognized in association with the repatriation provisions of the AJCA as described in the next paragraph. The effective tax rate for the nine-month period ended April 30, 2006, excluding the tax benefit under AJCA Section 965 was 37.0 percent. The decrease in the rate was due to the release of certain tax reserves upon resolution of certain state and local audits.
     On October 22, 2004, AJCA was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has a Canadian subsidiary for which it has elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, the Company executed a Domestic Repatriations Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.5 million, or $0.23 per diluted share for the nine-month period ended April 30, 2006.
Liquidity and Capital Resources
     The Company’s cash requirements consist primarily of funding inventory growth, capital expenditures for new store growth, renovations of the existing portfolio of stores, upgrades to the Company’s information technology portfolio and distribution facilities, and debt service. As of April 30, 2006, the Company had cash and cash equivalents of $59.9 million.
     The retail jewelry business is highly seasonal, with a disproportionate amount of sales and operating income being generated in November and December of each year. Approximately 41 percent of the Company’s annual revenues and approximately 90 percent of the Company’s annual operating earnings were generated during the three-month periods ended January 31, 2005, and 2004, respectively, which included the holiday selling season. The Company’s working capital requirements fluctuate during the year, historically increasing substantially (up to $300 million) during the fall season as a result of higher planned seasonal inventory levels. The increase in inventory at April 30, 2006, is also a result of the Company’s continued store growth and the repositioning of inventory assortments in the Zale brand. The Company believes it has sufficient capacity under its revolving credit agreement (see Finance Arrangements) to meet its seasonal needs.
     The increase in long-term debt compared to April 30, 2005 is partially due to the timing of certain income tax payments which have previously been made in future periods, cash outflows associated with Bailey Banks & Biddle closings, and an increase in the share repurchase program offset by operating earnings.
     In July 2005, the Company deferred vendor payments of approximately $8.2 million related to domestic operations and approximately $1.5 million related to international operations that it normally would have made during the month into August 2005, effectively shifting net cash outflows of this amount from fiscal 2005 to fiscal 2006, and increasing net cash flows provided by operating activities in fiscal year 2005.
Finance Arrangements
     The Company has a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides the Company up to $500 million in commitments by certain lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by the Company’s U.S. merchandise inventory.
     On January 17, 2006, the Company entered into an amendment (the “January 2006 Amendment”) of its five-year Revolving Credit Agreement (the “Amended Revolving Credit Agreement”) with Bank of America, as Administrative Agent, and a syndicate of other lenders. The January 2006 Amendment allows certain U.S. affiliates to sign a guaranty up to CAD$40 million for a revolving credit agreement in the name of Zale Canada Co., to issue guarantees up to $20 million for other subsidiaries, and increases the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on the Company’s performance under the Amended Revolving Credit Agreement.
     The loans made under the Amended Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Amended Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Amended Revolving Credit Agreement. The Company pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. The Company and its subsidiaries may repay the revolving credit loans outstanding under the Amended Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2006 and 2005, $187.9 and $162.1 million, respectively, were outstanding under the Amended Revolving Credit Agreement. For the quarter ended April 30, 2006, the weighted average effective interest rate was 6.19 percent as compared to 4.17 percent for the quarter ended April 30, 2005. The applicable margin for LIBOR based loans was 1.25 percent at April 30, 2006 and 2005; and the applicable margin for Base Rate loans was zero percent at April 30, 2006 and 2005. Based on the terms of the Amended Revolving Credit Agreement, the Company had approximately $312.1 million and $337.9 million in available borrowings at April 30, 2006, and April 30, 2005, respectively.
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
     Zale Canada Co. entered into a revolving credit agreement (the “Canadian Revolving Credit Agreement”) on January 17, 2006 with a maturity date of August 11, 2009. The Canadian Revolving Credit Agreement provides the Company up to CAD$30 million in commitments by Bank of America (acting through its Canadian branch). The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
          The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At April 30, 2006, CAD$19.0 million was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended April 30, 2006, the weighted average effective interest rate was 5.32 percent. The applicable margin for BA based loans was 1.25 percent at April 30, 2006, and the applicable margin for Base Rate loans was zero percent at April 30, 2006. Based on the terms of the Canadian Revolving Credit Agreement, the Company had approximately CAD$11.0 million in available borrowings at April 30, 2006.
Capital Expenditures
          The Company expects to make a total of approximately $85 million in capital expenditures during fiscal year 2006. Plans call for the Company to open approximately 67 new stores, principally under the brand names Zales Jewelers and Gordon’s Jewelers in the Fine Jewelry segment, and approximately 40 new kiosks and carts in the Kiosk Jewelry segment, for which it expects to incur approximately $37 million in capital expenditures. The Company anticipates spending $31 million to remodel, relocate and refurbish approximately 69 locations in its Fine Jewelry segment and approximately 84 additional locations in its Kiosk Jewelry segment. The Company also estimates that it will incur capital expenditures of approximately $15.9 million for enhancements to its information technology portfolio, infrastructure expansion and other support services. As of April 30, 2006, the Company had made $63.4 million in capital expenditures, of which $47.4 million was used to open, relocate, remodel and refurbish stores and kiosks.
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
          The Company’s Board of Directors has authorized similar programs for nine consecutive years and believes that share repurchases are a prudent use of the Company’s financial resources given its cash flow and capital position, and provide value to its stockholders. The Company believes that its cash flows will continue to provide the necessary resources to improve its operations, grow its business and provide adequate flexibility while still allowing share repurchases.
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

     In an effort to better service customers, the Company and Citi developed a program that extends credit to qualifying customers above the approved credit amount (the “Shared Risk Program”). The extension of incremental credit is at the Company’s discretion to accommodate larger sales transactions. The Company bears the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, the Company incurred approximately $66,000 in losses for the nine months ended April 30, 2006, and believes that future losses will not have a material impact on the Company’s financial position or results of operations.
•	Contractual Obligations
     The Company’s inventory purchase obligations fluctuated throughout the nine-month period ended April 30, 2006, reflecting the Company’s customary cycle of increasing inventory for the holiday selling season. The Company’s purchase orders typically do not provide for future purchase commitments of this nature. Otherwise, there have been no material changes in the Company’s contractual obligations since July 31, 2005. The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2005. See “Contractual Obligations” on page 32 of the Form 10-K.
Inflation
     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining the Company’s last-in, first-out (“LIFO”) inventory. Currently, diamond and especially gold prices are rising and if such trends continue, the Company’s LIFO provision could be impacted. The Company has hedged a portion of its gold purchases through forward contracts, but there is no assurance that inflation will not materially affect the Company in the future.
Critical Accounting Policies and Estimates
     The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s Annual Report on Form 10-K for fiscal year 2005 includes information regarding its critical accounting policies and estimates as of July 31, 2005. See “Critical Accounting Policies and Estimates” on page 33 of the Form 10-K. The Company’s methodologies in developing its critical accounting estimates have not changed in any material respect nor has it adopted any new critical accounting policies since July 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk — The Company principally addresses commodity risk through retail price points and gold hedge contracts. The Company’s commodity risk exposure to diamond market price fluctuation is not currently hedged by financial instruments.
     In fiscal year 2006, the Company entered into forward contracts for the purchase of most of its gold and silver in order to hedge the risk of gold and silver price fluctuations.

     In past fiscal years the Company has purchased currency exchange contracts to protect against currency fluctuations. In fiscal year 2006 the Company has not entered into any foreign currency contracts.
     In general, the Company enters into forward commodity contracts and foreign currency contracts with maturity dates not longer than twelve months.
     Otherwise the Company believes that the market risk of the Company’s financial instruments as of April 30, 2006 has not materially changed since July 31, 2005. The market risk profile as of July 31, 2005 is disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. See “Quantitative and Qualitative Disclosures About Market Risk” on page 36 of the Form 10-K.
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
     SEC Investigation. On April 10, 2006, the Company announced that the SEC had initiated a non-public investigation relating to various accounting and other matters related to the Company, including accounting for ESAs, leases and accrued payroll. Subpoenas issued in connection with the investigation request materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments.
     The Company is fully cooperating with the SEC’s investigation. The Company has retained outside counsel and accounting advisors to review the matters raised by the SEC.
Item 1A. Risk Factors
Cautionary Notice Regarding Forward-Looking Statements
     The Company makes forward-looking statements in the Quarterly Report on Form 10-Q and in other reports the Company files with the SEC. In addition, members of the Company’s senior management may make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding the Company’s objectives and expectations with respect to sales and earnings, merchandising and marketing strategies, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of its information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives, impact of the Bailey Banks & Biddle store closings and other statements regarding the Company’s plans and objectives. In addition, the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay the Company’s expectations about the future, and speak only as of the date they are made. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.
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

The Company operates in a highly competitive and fragmented industry.
     The retail jewelry business is highly competitive and fragmented, and the Company competes with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. The Company also is beginning to compete with Internet sellers of jewelry. Because of the breadth and depth of this competition, the Company is constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for the Company to remain competitive.
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
     The Company’s operations are affected by numerous U.S. and Canadian federal and state or provincial laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum aggregate amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit (including changes in the application of current laws) which would materially limit the availability of credit to the Company’s customer base could adversely affect the Company’s sales and earnings.
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
The SEC has initiated an investigation of the Company and the outcome of that investigation and the timing thereof cannot be determined at the present time.
     The SEC has initiated a non-public investigation relating to various accounting and other matters related to the Company, including accounting for extended service agreements, leases and accrued payroll. Subpoenas issued in connection with the investigation request materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments. The Company is fully cooperating with the SEC’s investigation. However, until the investigation is concluded, there is the possibility that the SEC might disagree with the Company’s accounting or disclosure practices and that it could require restatements or other corrections that could have an adverse impact on the Company or its stock.
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

Zale Corporation

(Registrant)

Date: June 8, 2006	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)