Form 10-K
period 2006-07-31
ZALE CORP
filed 2006-10-13
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For the fiscal year ended July 31, 2006
Zale Corporation
A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129
901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000
     Zale Corporation’s common stock, par value $.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the “Act”) and is listed on the New York Stock Exchange. Zale Corporation does not have any securities registered under Section 12 (g) of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K will be contained in our definitive Proxy Statement, portions of which are incorporated by reference in Part III of this Form 10-K.
     The aggregate market value of Zale Corporation’s common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2006 was $1,168,828,109. As of September 22, 2006, 48,195,001 shares of Zale Corporation’s common stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates.
     Zale Corporation is a large accelerated filer and a well-known seasoned issuer.
     Zale Corporation is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of Zale Corporation’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 15, 2006 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
Amendment to the Revolving Credit Agreement
Savings and Investment Plan as Amended
2003 Stock Incentive Plan as Amended
Outside Directors' 2005 Stock Incentive Plan as Amended
Supplemental Executive Retirement Plan as Amended
Employment Agreement - Mary E. Burton
Employment Agreement - Gilbert P. Hollander
Employment Agreement - Frank C. Mroczka
Zale Corporation Bonus Plan
Base Salaries
Subsidiaries
Consent of KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Compensation Committee Charter

PART I
ITEM 1. BUSINESS
General
     We are, through our wholly owned subsidiaries, North America’s largest specialty retailer of fine jewelry. At July 31, 2006, we operated 1,456 specialty retail jewelry stores, 817 kiosks and 76 carts located mainly in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico.
     We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our Internet address is www.zalecorp.com.
     During the fiscal year ended July 31, 2006 (“fiscal year 2006”), we generated $2.4 billion of net revenues. We believe we are well-positioned to compete in the approximately $61 billion, combined U.S. and Canadian retail jewelry industry, leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each brand’s long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer’s reliability, credibility and commitment to customer service.
Business Segments
     We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2006, our Fine Jewelry segment generated $2.1 billion or approximately 88 percent of net revenues. During fiscal year 2006, the Kiosk revenues represented $276.7 million or approximately 11 percent of our total revenues.
Fine Jewelry
     Our Fine Jewelry segment is comprised of six brands, each targeted to reach a distinct customer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the Internet shopper through its e-commerce site, zales.com. We have further leveraged the brand strength through Zales Outlet, which focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon’s Jewelers® is a regional jeweler focusing on customer driven assortments. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com. Peoples Jewellers® and Mappins Jewellers® offer moderately priced jewelry in malls throughout Canada.
     Zale North America
     In fiscal year 2006, we consolidated the management of our flagship brands in the U.S. and Canada, Zales Jewelers, Peoples Jewellers, and Mappins Jewellers, respectively, under one senior management team, thereby creating Zale North America.
     Zales Jewelers. Zales, our national flagship, is a leading brand name in jewelry retailing in the U.S., with 784 stores in 50 states and Puerto Rico, and accounted for approximately 44 percent of our total revenues in fiscal year 2006. Zales’ average store size is 1,666 square feet with an average transaction total of $358 in fiscal year 2006.
     While placing added emphasis on the bridal segment of its business, Zales maintains a balance with non-bridal merchandise such as fashion jewelry and watches as well as its Brilliant Buy and promotional strategy to drive sales during gift-giving occasions and throughout the year. In fiscal year 2006, bridal merchandise represented 45 percent of Zales’ merchandise sales, while fashion jewelry and watches comprised the remaining 55 percent. The bridal merchandise category consists of engagement rings, bridal sets and diamond anniversary bands. Fashion jewelry consists of diamond fashion jewelry, precious and semi-precious jewelry, gold jewelry, watches and various other items. We believe that the prominence of diamond jewelry in our product selection and our reputation for customer service for over 80 years fosters an image of quality and trust among consumers.
     As the Zales brand entered into fiscal year 2006, the brand was repositioned, including more stylish and upscale merchandise in its assortments and marketing. The strategy did not succeed and significant changes were made (see “Business Developments” on page 4) with a goal of regaining market share.
     Zales, a multi-channel retailer, serves the Internet customer through its e-commerce site, zales.com, which accounted for approximately one percent of our total revenues in fiscal year 2006.
     Peoples Jewellers and Mappins Jewellers. In Canada, we operate 175 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consists of two brands, Peoples Jewellers and Mappins Jewellers. Canadian operations accounted for approximately nine percent of our total revenues in fiscal year 2006. The average store size is 1,590 square feet with an average transaction totaling $283 in fiscal year 2006.
     Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples Jewellers offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark “Peoples, the Diamond Store” in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Due to the similarity in marketing and store designs, Peoples Jewellers is able to leverage opportunities with Zales Jewelers. Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past three years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. Seasonal newspaper inserts are also a key element in the Peoples marketing campaign. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortments. Since 2000, Mappins has utilized newspaper inserts and targeted direct mail offers to reach its customers.
     Zales Outlet
     We operated Zales Outlet with stores in 35 states and Puerto Rico which accounted for approximately seven percent of our total revenues in fiscal year 2006. The average store size is 2,385 square feet, with an average transaction total of $398 in fiscal year 2006.
     The outlet concept has evolved into one of the strongest concepts in retail shopping today, featuring items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the higher-income female self purchaser, offering 20 to 70 percent off traditional retail prices every day. We have grown our Zales Outlet concept over the past eight years from four stores in 1998 to the 131 stores in operation at the end of fiscal year 2006.
     Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales’ national advertising and brand recognition, Zales Outlet offers its own unique product line and augments this with promotional efforts that are geared specifically to the outlet consumer.
     Gordon’s Jewelers
     Gordon’s is positioned as our second mall-based brand. As of July 31, 2006, Gordon’s had 293 stores in 35 states and Puerto Rico and accounted for approximately 14 percent of our total revenues in fiscal year 2006. Average store size is 1,512 square feet with an average transaction total of $416 in fiscal year 2006. Gordon’s strives to distinguish itself by understanding local and regional differences to tailor its assortments more appropriately for each store’s locale.

     We are continuing steps to differentiate the Gordon’s brand and determine the proper positioning of the brand. We believe its strengths include versioned product assortments and merchandise that caters to local ethnic demographics.
     Bailey Banks & Biddle Fine Jewelers
     At July 31, 2006, Bailey Banks & Biddle operated 73 upscale jewelry stores in 25 states. We also utilize the trade name Zell Bros® for one location operated by the Bailey Banks & Biddle brand. Average store size is 3,994 square feet with an average transaction total of $1,610 (excluding closed stores) in fiscal year 2006. Total revenue at Bailey Banks & Biddle accounted for approximately 13 percent of our total revenues in fiscal year 2006.
     During the second quarter of fiscal year 2006, we closed 32 Bailey Banks & Biddle stores as part of the brand’s strategy to improve profitability and performance. As a result of the store closings, we incurred charges of approximately $21.2 million or $0.43 per diluted share after taxes related to inventory, leasehold improvements, and lease exit costs.
     For 172 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle locations are among the preeminent stores in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments are carefully selected to provide treasures that will be appreciated for generations with a focus on diamonds, precious gemstones, gold, and branded designer jewelry, complemented by an extensive assortment of prestige watch brands and giftware.
Kiosk Jewelry
     The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, Silver and Gold Connection® (in the U.S.) and Peoples II™ (in Canada) through mall based kiosks and carts and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.
     At July 31, 2006, Piercing Pagoda operated 817 locations in 42 states and Puerto Rico. During fiscal year 2006, we operated 76 carts in Canada under the name Peoples II, which sell items consistent with the best selling fashion items in the Piercing Pagoda kiosks.
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
     Kiosks and carts are generally located in high traffic locations that are easily accessible and visible within regional shopping malls. The kiosk locations average 189 square feet in size, with an average transaction of $38 in fiscal year 2006.
All Other
     We provide insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. The three companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverages. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2006, 39.8 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank U.S.A., N.A. (“Citi”), our insurance affiliates continue to provide insurance to holders of our private label credit cards and receive payments for such insurance products. In fiscal year 2006, the All Other Segment accounted for less than 1 percent of our total revenues.
Business Developments
     During fiscal year 2006 there were significant changes in our management team. Effective January 31, 2006, President and Chief Executive Officer Mary L. Forté resigned and Mary E. Burton, a member of our Board of Directors, was appointed Acting Chief Executive Officer. Subsequently, Ms. Burton was permanently appointed as President and Chief Executive Officer. She remains as a director of the Company.
     Effective February 16, 2006, John Zimmermann was appointed President of Zale North America, responsible for the Zales Jewelers, Peoples Jewellers, Mappins Jewellers, and Peoples II brands. Mr. Zimmermann had formerly been President of Zale Canada which included the Peoples Jewellers and Mappins Jewellers brands.
     On March 23, 2006, Chief Operating Officer and Executive Vice President Sue E. Gove resigned.
     On May 5, 2006, Chief Financial Officer and Group Senior Vice President Mark Lenz was placed on administrative leave. This decision was made after discussions with our outside auditors concerning Mr. Lenz’s failure to timely disclose in conversations with the auditors that vendor payments scheduled to be made during the last two weeks of our fiscal year ended July 31, 2005 were delayed until the first week of August 2005. Cash and accounts payable were properly reflected on the balance sheet. Mr. Lenz’s employment ended on July 31, 2006 upon the expiration of his employment contract.
     On May 5, 2006, George R. Mihalko, Jr. was elected as a director of the Company and agreed to serve as Acting Chief Administrative Officer and Acting Chief Financial Officer.
     Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, effective October 16, 2006. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.
     In making these executive changes, we reiterated our commitment to long-term growth through our core strategies of regaining market share, increasing margin through direct sourcing and internal production of diamond product, and making investments in our people.
     In the fourth quarter of fiscal year 2006, we recorded an after tax special charge primarily consisting of (1) $16.8 million to accelerate inventory markdowns on discontinued items, (2) $3.3 million related to the termination of an information technology initiative not consistent with the needs of our business, and (3) a $2.9 million asset impairment related to certain test stores. Separately, we recorded a $1.5 million after tax charge for accrued percentage rent related to prior periods and a $1.9 million tax charge primarily related to Canadian earnings.
Business Initiatives and Strategy
Regain Market Share
     We believe rebuilding the Zales brand is key to our return to a leadership position. Last Holiday season, assortments were repositioned with less emphasis on diamond fashion to a focus on trendier styles. This repositioning was not successful. The merchandise direction for fiscal year 2007 will include a renewed emphasis on diamond fashion and solitaire engagement rings, dominant assortments across bridal and diamond fashion and consistent assortments of moderately priced merchandise across all stores. In addition to more robust assortments, Zales will reemphasize Brilliant Buys and add back key promotional events backed by television advertising.

     In the upcoming Holiday season, a new creative, a return to “Zales, the Diamond Store,” and a focus on the breadth and depth of assortments will better position the Zales brand. The strategy also includes an investment in store personnel, a revised compensation structure and increased product training, as well as additional training to translate product knowledge to sales. We believe this approach should result in higher average store revenues and is consistent with our strategy of regaining market leadership.
     We believe our brand recognition is a competitive advantage across each of our nameplates. This is especially important because, when consumers feel they lack the expertise to evaluate the quality and value of jewelry purchases, they rely on known brand names to ensure quality and value. As an industry leader, we continue to set the standard for delivering innovative and creatively designed products to consumers. We believe our proven ability to capitalize on evolving merchandise trends and interpret those trends to our entire customer base is what differentiates us from our competition. In addition, as the largest specialty retailer of fine jewelry in North America, we believe we realize economies of scale in purchasing, distribution, leasing, advertising and administrative costs. We also believe that the geographic diversity of our retail distribution network through all 50 states, Puerto Rico and Canada, and the demographic breadth of our target customer groups may serve to reduce earnings volatility typically associated with local or regional conditions.
     During the second quarter of fiscal year 2006, we closed 32 Bailey Banks & Biddle stores that did not fit with the brand’s long term positioning in the luxury market and as part of the brand’s strategy to improve performance and profitability. The closings resulted in a charge of approximately $21.2 million or $0.43 per diluted share after taxes related to inventory, leasehold improvements, and lease exit costs.
     In fiscal year 2006, we tested a repair store concept with three locations that were ultimately closed.
     In fiscal year 2007, we plan to open approximately 58 new stores, principally under the brand names Peoples Jewellers, Mappins Jewellers, Zales Jewelers, and Zales Outlet, as well as 10 Piercing Pagoda kiosks. We expect to incur an aggregate of approximately $22 million in capital expenditures. During fiscal year 2007, we also plan to refurbish, renovate or relocate approximately 170 stores and kiosks at a cost of approximately $40 million.
Improve Gross Margin
     We plan to increase direct product sourcing to enhance margins, ensure consistency of quality, and reliability of supply. This initiative consists of two opportunities: (1) the purchase and assembly of cut and polished diamonds into a finished jewelry product and (2) direct importing of finished goods.
     We have a direct sourcing organization to coordinate the purchase and assembly of mountings and loose diamonds into finished diamond product. This organization supplied approximately $84 million in purchases for our Canadian fine jewelry brands, Zales, Gordon’s and Outlet, making it one of our largest sources for product in fiscal year 2006.
     In addition to the purchase and assembly of diamond products, direct importing of finished product from overseas vendors also was identified as an opportunity. The Kiosk Jewelry segment and the Fine Jewelry segment import basic gold and diamond merchandise directly from factories in Europe, Asia and the Middle East in order to reduce product cost.
     During fiscal year 2006, direct product sourcing of our merchandise improved gross margins on the related products. In fiscal year 2006, we had gross margin improvements of 60 basis points related to direct product sourcing. In fiscal year 2007, we expect to further improve margins by increasing the percent of directly sourced product, particularly at Zales Jewelers.
     As we move into fiscal year 2007, our Information Technology department has repositioned its strategic initiatives by linking our business needs with related technology investments. More efficient and effective store processes will be enabled as newer point-of-sale (“POS”) software is introduced at select pilot stores. Additionally, we expect to design and begin implementing a best-in-class merchandising, planning and allocation system. By electing a modular system, we believe certain supply chain benefits will be achieved beginning in late fiscal year 2007 with a full implementation set for completion in fiscal year 2009 (August 1, 2008 to July 31, 2009). This direction marks a departure from an enterprise-wide solution that we determined did not meet the needs of our business. We recorded an after tax charge of $3.3 million or $0.07 per diluted share related to the abandoned information technology initiative.
Invest in People
     We are investing in people to make sure we attract and retain the best associates. We are investing in training to support our customers’ need for knowledgeable sales associates. The strategy also includes an investment in store personnel, a revised compensation structure and increased product training as well as additional training to translate product knowledge to sales.
     In fiscal year 2006, we increased the number of employees who completed product training through the Diamond Council of America (“DCA”). Additionally, we have a well-developed buyer training program to develop and train new buyers on merchandise negotiation techniques and Company standards.
Current Year Capital
     On August 30, 2005, we announced that our Board of Directors had approved a stock repurchase program pursuant to which we, from time to time, at management’s discretion and in accordance with our usual policies and applicable securities laws, could purchase up to an additional $100 million of our common stock. During the first six months of fiscal year 2006, we repurchased 3.7 million shares of common stock at an aggregate cost of approximately $100 million, which completed the Board’s authorization under the fiscal year 2006 program. We will reevaluate the possible repurchase of additional shares after the upcoming Holiday season.
     In 2007, we are investing our capital resources in new inventory assortments, new stores and remodeling locations, and information technology initiatives to ensure the long-term growth of our brands.
Industry and Competition
     Jewelry retailing is highly competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. We believe that we are also competing for consumers’ discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry or giftware. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. Our success is also dependent on our ability to both react to and create customer demand for specific merchandise categories.
     The U.S. and Canadian retail jewelry industry accounted for approximately $61 billion of sales in 2005, according to publicly available data. We have a four percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.
     Historically, retail jewelry store sales have exhibited limited cyclicality. The United States Census Bureau has recorded only three years of negative growth in specialty retail jewelry store sales from 1984 to 2005.
     We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand
     The following table presents total revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31, 2006
	2006	2005	2004

Total Revenues (in thousands)
Zales (including ZLC Direct)	$1,092,625	$1,079,230	$1,070,576
Zales Outlet	177,736	166,000	137,613
Gordon’s	339,510	324,854	313,881
Bailey Banks & Biddle (a)	309,311	320,869	326,086
Peoples (b)	229,574	198,308	174,058
Piercing Pagoda	268,936	274,296	269,660
Peoples II	7,683	6,601	—
Insurance Revenues/Other	13,602	12,908	12,566

	$2,438,977	$2,383,066	$2,304,440

Average Sales Per Location (c)
Zales	$1,383,000	$1,366,000	$1,390,000
Zales Outlet	1,360,000	1,249,000	1,287,000
Gordon’s	1,200,000	1,112,000	1,101,000
Bailey Banks & Biddle	3,738,000	3,474,000	2,848,000
Peoples	1,397,000	1,140,000	1,041,000
Piercing Pagoda	332,000	343,000	339,000
Peoples II	82,000	100,000	—

	Locations By Brand
	Locations Opened During	Locations Closed During	Locations at End of
	Period	Period	Period

Year Ended July 31, 2006
Zales (d)	24	20	784
Zales Outlet (d)	7	1	131
Gordon’s	17	11	293
Bailey Banks & Biddle	1	32	73
Peoples	7	—	175
Piercing Pagoda	38	33	817
Peoples II	16	9	76
Master Jewelry Repair	3	3	—

	113	109	2,349

Year Ended July 31, 2005
Zales	24	14	767
Zales Outlet	18	1	138
Gordon’s	13	13	287
Bailey Banks & Biddle	—	4	104
Peoples	6	1	168
Piercing Pagoda	50	36	812
Peoples II	71	2	69
Master Jewelry Repair	—	—	—

	182	71	2,345

Year Ended July 31, 2004
Zales	9	7	757
Zales Outlet	25	—	121
Gordon’s	9	9	287
Bailey Banks & Biddle	—	8	108
Peoples	5	9	163
Piercing Pagoda	24	39	798
Peoples II	—	—	—
Master Jewelry Repair	—	—	—

	72	72	2,234

(a)	Includes revenues of $24.3 million, $49.8 million, and $48.1 million for fiscal years 2006, 2005, and 2004, respectively, related to the Bailey Banks & Biddle store closings in the second quarter of fiscal year 2006.

(b)	Peoples (including Mappins) and Peoples II reflects all revenue from Canadian operations, which constitutes all our foreign operations. Long-lived assets from foreign operations totaled approximately $29.3 million, $27.6 million, and $23.2 million at July 31, 2006, 2005, and 2004, respectively.

(c)	Based on merchandise sales for locations open a full twelve months during the applicable year.

(d)	In fiscal year 2006, the total locations at the end of the period reflect 13 stores that were moved from the Zales Outlet brand to the Zales brand.
Business Segment Data
     Information concerning sales and segment income attributable to each of our business segments is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Notes to Consolidated Financial Statements,” all of which are incorporated herein by reference.
Store Operations
     Our stores are designed to differentiate our brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies, all of which should enhance the customer experience. We focus on store layout, with particular focus on arrangement of display cases, lighting, and choice of materials to optimize merchandise presentation. Promotional displays are changed periodically to provide variety or to reflect seasonal events.
     Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level in an effort to maintain efficiency and low operating costs at the store level. In addition to selling jewelry, each store also offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer’s option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20 percent of the purchase price at the inception of the layaway transaction.
     We have implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience losses from theft from time to time, and maintain insurance to cover such external losses.
     We believe it is important to provide knowledgeable and responsive customer service and we maintain a strong focus on connecting with the customer, both through advertising and in-store communications and service. Our goal is to service the customer from the first sale by maintaining a customer connection through client services. We have a centralized customer service call center to more effectively address customer phone calls at lower aggregate cost.
     We continue to focus on the level and frequency of our employee training programs, particularly with store managers and key sales associates. We also provide training in sales techniques for new employees, on-the-job training for all store personnel and management training for store managers. Under the banner of Zale Corporation University, we offer training to employees at every level of the organization.
Purchasing and Inventory
     We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. All purchasing is done through buying offices at our headquarters. As discussed in the section “Business Initiatives and Strategy,” a centralized product sourcing organization also has been established to coordinate the purchase and assembly of core diamond products such as solitaire rings, earrings and pendants. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time or converted to owned inventory if it meets certain productivity thresholds. We had approximately $175.1 million and $150.9 million of consignment inventory on hand at July 31, 2006 and 2005, respectively. During fiscal years 2006 and 2005, we purchased approximately 22 percent of our finished merchandise from our top five vendors, including more than six percent from one vendor in 2006. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. During fiscal year 2006, our direct sourcing organization accounted for approximately six percent of our merchandise requirements.
     In fiscal year 2006, we expanded our use of forward contracts for the purchase of our gold and silver in order to reduce the effects of fluctuating commodity prices. We generally hedge certain planned inventory purchases covering a designated period of no longer than twelve months and amounts consistent with our identified exposure. The purpose of hedging activities is to minimize the effect of commodity price movements on cash flows. All forward contracts are currently with four financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.
     As a specialty retail jeweler, we could be affected by industry-wide fluctuations in the prices of diamonds, gold, and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources are developed, any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.
     Within the jewelry industry there has been continued focus on “conflict diamonds,” which are allegedly extracted from war-torn regions and sold by organizations to fund insurrection. Through an international system of certification and legislative initiatives, the diamond trade has taken steps to ensure the exclusion from the supply chain of these diamonds, which represent a small fraction of the world’s supply. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to encourage legislative response combined with an upcoming movie about conflict diamonds scheduled for national release in December 2006 could increase consumer awareness of the issue and could affect consumer demand for diamonds.
Proprietary Credit
     Our private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit programs under our private label credit card program. Approximately 41 percent and 44 percent, respectively, of our U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by proprietary credit cards in fiscal years 2006 and 2005. Our Canadian propriety credit card sales represented approximately 27 percent of Canadian total sales for fiscal year 2006 and approximately 29 percent of Canadian total sales in fiscal year 2005.
     In fiscal year 2006, we continued our proprietary credit offerings of same-as-cash, revolving and interest free programs, all of which allowed our sales personnel to provide the customer additional financing options.
     In July 2000, we entered into a ten-year agreement with Citi whereby Citi issues private label credit cards branded with appropriate trademarks, and provides financing for our customers to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., Revolving, Interest Free, Same as Cash).

Employees
     As of July 31, 2006, we had approximately 16,900 employees, approximately 10 percent of whom were Canadian employees and less than one percent of whom were represented by unions. We usually hire temporary employees during each Holiday season.
Seasonality
     As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second quarter, which includes the months of November through January, typically generating a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. We expect such seasonality to continue.
Information Technology
     Our technology systems provide information necessary for (i) store operations; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); (v) customer care; (vi) expense control programs; and (vii) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants’ ability to be responsive to changes in customer behavior. We are also improving the connectivity between stores and our corporate headquarters to enhance operating efficiencies and speed of transmission.
     Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.
     We have a data center operations services agreement with a third party for the management of our mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement, effective August 1, 2005, requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. We believe that by outsourcing our data center operations, we are focusing our resources on developing and enhancing the strategic initiatives discussed in the Business and Strategy section.
     We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $8 million in fiscal year 2007 for enhancements to our information systems and infrastructure.
Regulation
     Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our private label credit cards, credit to our customers is provided primarily through bank cards such as Visa®, MasterCard®, and Discover®. Any change in the regulation of credit which would materially limit the availability of credit to our traditional customer base could adversely affect our results of operations or financial condition.
     We are subject to the jurisdiction of various state and other taxing authorities. From time to time, these taxing authorities conduct reviews or audits of the Company.
     The sale of insurance products by us is also highly regulated. State laws currently impose disclosure obligations with respect to our sale of credit and other insurance. In addition, our sale of insurance products in connection with our private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. Our and our competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and our and other retail companies’ credit cards are subject to regulation by state and federal banking regulators. We believe that we are currently in material compliance with all applicable state and federal regulations.
     Merchandise in the retail jewelry industry is frequently sold at a discount off the “regular” or “original” price. We are subject to federal and state regulations requiring retailers offering merchandise at promotional prices to offer the merchandise at regular or original prices for stated periods of time. Additionally, we are subject to certain truth-in-advertising and various other laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. We monitor changes in those laws and believe that we are in material compliance with applicable laws with respect to such practices.
Available Information
     We provide links to our filings with the Securities and Exchange Commission (“SEC”) and to the SEC filings (Forms 3, 4 and 5) of our directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge, on our website at www.zalecorp.com, under the heading “SEC Filings” in the “Shareholder Information” section. These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC’s EDGAR system at www.sec.gov.
     Our certificate of incorporation and bylaws as well as the charters for the compensation, audit, nominating and corporate governance committees of our Board of Directors and the corporate governance guidelines are available on our website at www.zalecorp.com, under the heading “Corporate and Social Responsibility.”
     We have a Code of Business Conduct and Ethics (the “Code”). All of our directors, executive officers and employees are subject to the Code. The Code is available on our web site at www.zalecorp.com, under the heading “Corporate and Social Responsibility-Code of Business Conduct and Ethics.” Waivers of the Code for directors and executive officers will be disclosed in a SEC filing on Form 8-K.
ITEM 1A. RISK FACTORS
     We make forward-looking statements in the Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives, impact of the Bailey Banks & Biddle store closings and other statements regarding our plans and objectives. In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.

If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be “luxuries” may not grow and may even decrease.
     Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting consumers such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where we operate, can impact sales and earnings.
The concentration of a substantial portion of our sales in three relatively brief selling periods means that our performance is more susceptible to disruptions.
     A substantial portion of our sales are derived from three selling periods — Holiday (Christmas), Valentine’s Day, and Mother’s Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.
Most of our sales are of products that include diamonds, precious metals and other commodities, and fluctuations in the availability and pricing of commodities could impact our ability to obtain and produce products at favorable prices.
     The supply and price of diamonds in the principal world market are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on our business. In the near term, efforts by non-governmental organizations to encourage legislative response combined with a movie about conflict diamonds scheduled for national release in December 2006 could increase consumer awareness of the issue and could affect consumer demand for diamonds.
     We are also affected by fluctuations in the price of diamonds, gold and other commodities. We historically have engaged in hedging against fluctuations in the cost of gold. A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.
Our sales are dependent upon mall traffic.
     Our stores, kiosks, and carts are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. Our success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm our sales and earnings.
We operate in a highly competitive and fragmented industry.
     The retail jewelry business is highly competitive and fragmented, and we compete with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. We also are beginning to compete with Internet sellers of jewelry. Because of the breadth and depth of this competition, we are constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for us to remain competitive.

Any failure by us to manage our inventory effectively will negatively impact sales and earnings.
     We purchase much of our inventory well in advance of each selling period. In the event we misjudge consumer preferences or demand, we will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected.
Because of our dependence upon a small concentrated number of landlords for a substantial number of our locations, any significant erosion of our relationships with those landlords would negatively impact our ability to obtain and retain store locations.
     We are significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to earn a reasonable return on our locations. We depend on the leasing market and our landlords to determine supply, demand, lease cost and operating costs and conditions. We cannot be certain as to when or whether desirable store locations will become or remain available to us at reasonable lease and operating costs. Further, several large landlords dominate the ownership of prime malls, and we are dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time to time, we do have disagreements with our landlords and a significant disagreement, if not resolved, could have an adverse impact on our business.
Changes in regulatory requirements relating to the extension of credit may increase the cost of or adversely affect our operations.
     Our operations are affected by numerous U.S. and Canadian federal and state or provincial laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum aggregate amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit (including changes in the application of current laws) which would materially limit the availability of credit to our customer base could adversely affect our sales and earnings.
Any disruption in, or changes to, our private label credit card arrangement with Citi may adversely affect our ability to provide consumer credit and write credit insurance.
     Our agreement with Citi, through which Citi provides financing for our customers to purchase merchandise through private label credit cards, enhances our ability to provide consumer credit and write credit insurance. Any disruption in, or change to, this agreement could have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.
Acquisitions involve special risk, including the possibility that we may be unable to integrate new acquisitions into our existing operations.
     We have made significant acquisitions in the past and may in the future make additional acquisitions. Difficulty integrating an acquisition into our existing infrastructure and operations may cause us to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and customer reach, and/or other projected benefits from the acquisition. Additionally, attractive acquisition opportunities may not be available at the time or pursuant to terms acceptable to us.
We recently appointed a new CEO, who may initiate strategies or other changes in store levels, expenses, staffing, and related matters.
     Mary E. Burton was named Acting Chief Executive Officer in January 2006 and President and Chief Executive Officer in July 2006. As discussed under “Business Initiatives and Strategy,” we have a number of strategy initiatives and expect Ms. Burton to initiate others. Each of these initiatives will require the commitment of capital and human resources. These initiatives may or may not generate the expected results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     We lease a 430,000 square foot corporate headquarters facility, which lease extends through 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. We lease approximately 40,000 square feet of warehouse space that in June 2003 was subleased to a third party through the remainder of the lease term, which extends through March 2009. We expanded our Canadian distribution and production operations in July 2005 by leasing a 26,280 square foot facility in Toronto, Ontario with a lease term through November 2014. We also lease a 20,000 square foot distribution and warehousing facility in Irving, Texas with a lease term through June 2008 that serves as the Piercing Pagoda distribution center.
     We rent our store retail space under leases that generally range in terms from five to ten years and may contain minimum rent escalation clauses, while kiosk leases generally range from three to five years and carts from 12 to 18 months. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores’ gross sales.
     We lease 15 percent of our store and kiosk locations from each of Simon Property Group and General Growth Management, Inc. Otherwise, we have no relationship with any lessor relating to 10 percent or more of our store and kiosk locations.
     The following table indicates the expiration dates of the current terms of our leases as of July 31, 2006:

					Percentage of
Term Expires	Stores	Kiosks	Other (1)	Total	Total
2007 and prior	369	389	1	759	32.1%
2008	155	171	1	327	13.9%
2009	153	121	2	276	11.7%
2010	156	134	2	292	12.4%
2011 and thereafter	623	78	5	706	29.9%

Total number of leases	1,456	893	11	2,360	100.0%

(1)	Other includes warehouse, distribution, storage facilities, and four locations that are either not yet opened, or are locations that have been closed but are still under lease obligations.
     Management believes substantially all of the store leases expiring in fiscal year 2007 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. Generally, although rents continue to increase, we otherwise expect leases will be renewed on terms not materially less favorable to us than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS
     We are involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without any material adverse effect on our financial position or results of operations.
     SEC Investigation. On April 10, 2006, we announced that the SEC had initiated a non-public investigation into various accounting and other matters related to our business, including accounting for Extended Service Agreements (“ESAs”), leases and accrued payroll. Subpoenas issued in connection with the investigation requested materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments. On September 21, 2006, the staff of the SEC notified us that the investigation of Zale Corporation had been terminated with no enforcement action being recommended.
     Securities and ERISA Litigation. We are named as a defendant in six lawsuits arising, in general, from the matters that the SEC was investigating as described above. The lawsuits are: (a) Levy v. Zale Corp., No. 1:06-CV-05464, filed July 19, 2006, U.S. District Court for the Southern District of New York, (b)

Agoos v. Zale Corp., No. 1:06-CV-5877, filed August 3, 2006, U.S. District Court for the Southern District of New York, (c) Pipefitters Local No. 636 Defined Benefit Plan v. Zale Corp., No. 3:06-CV-1470, filed August 15, 2006, U.S. District Court for the Northern District of Texas, (d) Chester v. Zale Corp., No. 1:06-CV-06387, filed August 23, 2006, U.S. District Court for the Southern District of New York, (e) Salvato v. Zale Corp., No. 3-06 CV 1124-D, filed June 26, 2006, U.S. District Court for the Northern District of Texas, and (f) Connell v. Zale Corp., No. 06 CV 5995, filed August 7, 2006, U.S. District Court for the Southern District of New York. Mary L. Forté, Mark R. Lenz, and Sue E. Gove are named as defendants in all six lawsuits. Cynthia T. Gordon is also named as a defendant in the Levy, Agoos, and Chester lawsuits. Richard C. Marcus, J. Glen Adams, Mary E. Burton, John B. Lowe, Jr., Thomas C. Shull, David M. Szymanski, and the Zale Plan Committee also are named as defendants in the Salvato and Connell lawsuits.
     All six lawsuits are purported class actions. In the Levy, Agoos, Pipefitters and Chester lawsuits the plaintiffs allege various violations of securities laws based upon our public disclosures. In the Salvato and Connell lawsuits the plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock. The plaintiffs in all six lawsuits request unspecified compensatory damages and costs and, in the Salvato and Connell lawsuits, injunctive relief and attorneys’ fees. All six lawsuits are in preliminary stages. We intend to vigorously contest all six lawsuits.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the quarter ended July 31, 2006.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
     The following individuals serve as our executive officers or are other key employees of the Company. Officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Executive Officers:

Mary E. Burton	54	President, Chief Executive Officer and Director

George R. Mihalko, Jr.	51	Acting Chief Administrative Officer, Acting Chief Financial Officer and Director

John A. Zimmermann	47	Group President and President, Zale North America

Gilbert P. Hollander	53	Group Senior Vice President and President, Corporate Sourcing/Piercing Pagoda

Frank C. Mroczka	48	Senior Vice President and President, Gordon’s Jewelers

Key Employees:

Mary Ann Doran	50	Senior Vice President, Human Resources

Charles E. Fieramosca	58	Senior Vice President and President, Bailey Banks & Biddle Fine Jewelers

Cynthia T. Gordon	42	Senior Vice President, Controller

Steven Larkin	48	Senior Vice President, E-Commerce

Stephen C. Massanelli	50	Senior Vice President, Real Estate

Susann C. Mayo	54	Senior Vice President, Supply Chain

Hilary Molay	52	Senior Vice President, General Counsel and Secretary

Nancy O. Skinner	56	Senior Vice President and President, Zales the Diamond Store Outlet

George J. Slicho	57	Senior Vice President, Loss Prevention

Mark A. Stone	48	Senior Vice President, Chief Information Officer
Executive Officers
     The following is a brief description of the business experience of the Company’s executive officers for at least the past five years.
     Ms. Mary E. Burton was appointed President and Chief Executive Officer effective July 24, 2006. Ms. Burton served as Acting Chief Executive Officer from January 31, 2006 through July 23, 2006. Ms. Burton has served as a director of the Company since August 1, 2003. Since July 1992, Ms. Burton has served as Chief Executive Officer of BB Capital, Inc., retail advisory and management services company. Ms. Burton was Chief Executive Officer of the Cosmetic Center, Inc., a chain of 250 specialty retail stores, from June 1998 to April 1999. Prior to occupying that position, she served as Chief Executive Officer of PIP Printing from July 1991 to July 1992, and as Chief Executive Officer of Supercuts, Inc. from September 1987 to June 1991. She is also a director of Staples, Inc., Rent-A-Center, Inc., and Aeropostale, Inc.
     Mr. George R. Mihalko, Jr. was elected to the Company’s Board of Directors in May 2006 and agreed to serve as Acting Chief Administrative Officer and Acting Chief Financial Officer. Prior to joining the Company, Mr. Mihalko served as Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Sports Authority, Inc. from September 1999 through August 2003. From August 2003 through May 2006, Mr. Mihalko has been a private investor.

     Mr. John A. Zimmermann was appointed Group Senior Vice President and President, Zale North America in February 2006. He was promoted to Group President in August 2006. Prior to this appointment, Mr. Zimmermann held the position of President, Peoples Jewellers from May 2001 through February 17, 2006. Mr. Zimmermann joined the Company in May of 2001 after serving as Senior Vice President for Smartkids.com from June 1998 through May 2000, and Senior Vice President of The Big Party from November 1996 through May 1998. Mr. Zimmermann started his retail career at John Wanamaker and went on to work at additional divisions of Carter Hawley Hall as well as Federated.
     Mr. Gilbert P. Hollander was promoted to President, Corporate Sourcing/Piercing Pagoda in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as Vice President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997 when Piercing Pagoda acquired Silver and Gold Connection, where he was a part owner.
     Mr. Frank C. Mroczka was promoted to Senior Vice President and President, Gordon’s Jewelers in April 2003. Mr. Mroczka was previously the Senior Vice President of Store Operations for Gordon’s Jewelers, to which he was appointed in 1997. In 1993, Mr. Mroczka was promoted to Director of Stores for Gordon’s West Region. Mr. Mroczka joined the Company in 1983 and served in numerous positions until his appointment to Senior Vice President in 1997.
     Mr. Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, effective October 16, 2006. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.
Key Employees
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
     Ms. Cynthia T. Gordon was promoted to Senior Vice President, Controller in February 2003. From April 2001 to July 2003, Ms. Gordon served as Vice President of Corporate Planning. From 1998 to 2001, Ms. Gordon served as Senior Director of Investor Relations. Ms. Gordon joined the Company in October 1994 as the Director of Corporate Planning. Prior to joining the Company in 1994, Ms. Gordon served in various positions, including Director of Investor Relations and External Reporting for A Pea in the Pod, a maternity wear retailer, and in the audit division of Ernst & Young LLP in Dallas, Texas.
     Mr. Steven Larkin joined the Company in January 2006 as Senior Vice President, E-Commerce. Prior to joining the Company, Mr. Larkin held positions of Vice President, Merchandising for Benchmark Brands (2003 – 2004) and Shop NBC (2001 – 2002). Mr. Larkin also held the position of Vice President, E-Commerce for Broadband Sports.com from 2000 through 2001, and Chief Merchandising Officer at The Fingerhut Corporation from 1995 through 2000.
     Mr. Stephen C. Massanelli was appointed Senior Vice President, Real Estate in May 2004. Mr. Massanelli joined the Company in June 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of The Treadstone Group, Inc., a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles at AMRESCO, Inc. and NationsBank of Texas, predecessor to Bank of America.
     Ms. Susann C. Mayo joined the Company in October 2005 as Senior Vice President, Supply Chain. Prior to joining the Company, Ms. Mayo was the Vice President of Logistics & Distribution for The Bombay Company from 2001 through February 2005. Prior to 2001, Ms. Mayo held various positions at Sears, Roebuck & Co. from 1973 through 2001.
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
     Ms. Nancy O. Skinner was promoted to Senior Vice President and President of Zales Outlet in August 2003. Prior to her promotion, Ms. Skinner served as Vice President and Senior Vice President of Merchandising, Zales Outlet from April 2001 to July 2003. From May 1998 to April 2001, Ms. Skinner was a Diamond Buyer for Zales Outlet. Ms. Skinner joined the Company in April 1984 and has held numerous senior buying positions in Diamond Park Fine Jewelers, Gordon’s Jewelers, and Bailey Banks & Biddle Fine Jewelers. Prior to joining the Company, Ms. Skinner held various merchandising positions with Gordon’s Jewelry Corporation which merged with the Company in 1989.
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
     Mr. Mark A. Stone was promoted to Senior Vice President, Chief Information Officer in May 2006. From August 2003 through April 2006, Mr. Stone held the position of Vice President, Planning and Analysis. From March 2002 through July 2003, Mr. Stone held the position of Senior Director, Pagoda Distribution. Mr. Stone joined the Company in January 1995 and held various positions within the Information Technology group until February 2002. Prior to joining the Company, Mr. Stone was Director of Financial Operations for the Resolution Trust Corporation from January 1990 to January 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is listed on the New York Stock Exchange under the symbol “ZLC.” The following table sets forth the high and low sale prices as reported on the NYSE for the common stock for each fiscal quarter during the two most recent fiscal years.

	2006		2005
	High	Low	High	Low
First	$34.42	$25.62	$29.17	$24.59
Second	$29.95	$24.28	$31.25	$25.50
Third	$28.61	$23.54	$30.96	$26.15
Fourth	$27.75	$21.01	$34.28	$26.95
     As of September 22, 2006, the outstanding shares of common stock were held by approximately 700 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our long-term debt limits our ability to pay dividends or repurchase our common stock if borrowing availability under our U.S. $500 million revolving credit facility is less than $75 million. At July 31, 2006, we had borrowing availability under the revolving credit agreement of approximately $313.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Notes to the Consolidated Financial Statements – Long Term Debt.”

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data is qualified in its entirety by our Consolidated Financial Statements (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The income statement and balance sheet data for each of the fiscal years ended July 31, 2006, 2005, 2004, 2003, and 2002 has been derived from our audited Consolidated Financial Statements.

	Year Ended July 31,
	2006	2005	2004	2003	2002
	(amounts in thousands, except per share amounts)
Total revenues (a)	$2,438,977	$2,383,066	$2,304,440	$2,212,241	$2,191,727
Costs and expenses:
Cost of sales (b)	1,215,636	1,157,226	1,122,946	1,101,030	1,083,053
Selling, General and Administrative expenses (c)	1,087,458	982,113	942,796	884,069	873,265
Cost of insurance operations	6,699	6,084	5,963	8,228	8,620
Depreciation and amortization expense	59,771	59,840	56,381	55,690	58,340
Impairment of Goodwill	—	—	—	136,300	—
Executive transactions	—	—	—	—	2,298
Retiree medical plan termination/curtailment	(13,403)	—	—	—	(3,500)
Derivatives (Gains)/Losses	1,681	—	—	—	—

Operating earnings	81,135	177,803	176,354	26,924	169,651
Interest expense, net	11,185	7,725	7,528	6,319	7,750
Costs of Early Retirement of Debt	—	—	—	5,910	—

Earnings before income taxes	69,950	170,078	168,826	14,695	161,901
Income taxes (d)	16,328	63,303	62,353	55,340	59,256

Earnings (loss) before effect of accounting change	53,622	106,775	106,473	(40,645)	102,645
Effect of change in accounting principle (e)	—	—	—	—	(41,287)

Net earnings (loss)	$53,622	$106,775	$106,473	$(40,645)	$143,932

Earnings (Loss) Per Common Share:
Basic:
Before effect of change in accounting principle	$1.10	$2.08	$2.02	($0.63)	$1.48

Net Earnings (Loss) Per Share	$1.10	$2.08	$2.02	($0.63)	$2.08

Earnings (Loss) Per Common Share:
Diluted:
Before effect of change in accounting principle	$1.09	$2.05	$1.99	($0.63)	$1.47

Net Earnings (Loss) Per Share	$1.09	$2.05	$1.99	($0.63)	$2.07

Weighted average number of common shares outstanding (f):
Basic	48,808	51,280	52,650	64,528	69,178
Diluted	49,211	51,975	53,519	64,528	69,692

Balance Sheet Data:
Working capital	$646,115	$611,561	$582,888	$532,443	$561,939
Total assets	1,462,568	1,380,900	1,342,084	1,294,106	1,489,265
Long-Term Debt	202,813	129,800	197,500	184,400	86,749
Total stockholders investment	$801,249	$817,588	$726,114	$652,323	$939,807

(a)	Total revenues include $24.3 million, $49.8 million, $48.1 million, $46.3 million, and $46.0 million for fiscal years 2006, 2005, 2004, 2003, and 2002, respectively, of revenues generated in the closed Bailey Banks & Biddle stores.

(b)	In fiscal year 2006, cost of sales includes charges of $26.9 million related to the accelerated markdown of discontinued merchandise and $21.4 million related to closing certain Bailey Banks & Biddle stores (including a $6.2 million charge on inventory).

(c)	In fiscal year 2006, SG&A includes (1) $12.1 million in executive severance costs, (2) $28.0 million related to Bailey Banks & Biddle store closings, (3) $5.2 million related to adoption of SFAS 123(R), (4) $5.3 million related to termination of an IT initiative, and (5) $4.6 million related to asset impairment charges.

(d)	Income taxes in fiscal year 2006 decreased primarily due to lower earnings, tax benefits related to the AJCA repatriation and reduced tax rates in Canada.

(e)	Fiscal year 2002 reflects a change in accounting principle for the write-off of the excess of revalued net assets over stockholders equity (negative goodwill).

(f)	Outstanding share amounts have been adjusted to give retroactive effect to a two-for-one stock split completed on June 8, 2004.

Segment Data
Selected Financial Data by Segment

	Year Ended July 31,
	2006	2005	2004	2003	2002
	(amounts in thousands, except per share amounts)
Revenues
Fine Jewelry (a)	$2,149,217	$2,089,261	$2,022,214	$1,939,454	$1,900,177
Kiosk (b)	276,619	280,897	269,660	256,665	273,225
All Other	13,141	12,908	12,566	16,122	18,325

Total Revenues	$2,438,977	$2,383,066	$2,304,440	$2,212,241	$2,191,727

Depreciation & Amortization Expense
Fine Jewelry	$43,273	$44,410	$41,757	$40,915	$40,453
Kiosk	5,571	4,708	4,199	4,653	5,618
All Other	—	—	—	—	—
Unallocated	10,927	10,722	10,425	10,122	12,269

Total Depreciation & Amortization Expense	$59,771	$59,840	$56,381	$55,690	$58,340

Operating Earnings (Loss)
Fine Jewelry	$108,082	$147,414	$153,739	$151,650	$145,816
Kiosk (c)	20,402	29,030	25,951	(125,629)	20,335
All Other	6,443	6,824	6,603	7,894	9,705
Unallocated (d)	(53,792)	(5,465)	(9,939)	(6,991)	(6,205)

Total Operating Earnings	$81,135	$177,803	$176,354	$26,924	$169,651

Assets (e)
Fine Jewelry (f)	$1,119,679	$1,103,142	$1,055,755	$1,036,080	$1,022,790
Kiosk (g)	124,415	117,125	111,238	96,485	238,048
All Other	39,261	35,670	37,737	38,217	38,788
Unallocated	179,213	124,963	137,354	123,324	189,639

Total Assets	$1,462,568	$1,380,900	$1,342,084	$1,294,106	$1,489,265

Capital Expenditures
Fine Jewelry	$54,942	$59,587	$42,535	$27,064	$41,602
Kiosk	7,750	8,650	6,038	6,383	3,644
All Other	—	—	—	—	—
Unallocated	20,026	14,887	12,215	10,132	8,913

Total Capital	$82,718	$83,124	$60,788	$43,579	$54,159

(a)	Includes $229.6, $198.3, $174.1, $150.4 and $147.5 million in fiscal years 2006, 2005, 2004, 2003, and 2002, respectively, related to foreign operations.

(b)	Includes $7.7 and $6.6 million in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to fiscal year 2005.

(c)	Includes impairment of goodwill of $136.3 million in fiscal year 2003.

(d)	Fiscal year 2006 includes $36.7 million related to the special charge, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $5.3 million related to share-based compensation expense, and $2.4 million related to accrued percentage rent. Also, includes $70.9, $71.0, $65.9, $63.3, and $61.1 million in fiscal years 2006, 2005, 2004, 2003, and 2002, respectively, to offset internal carrying costs charged to the segments.

(e)	Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements, and technology infrastructure.

(f)	Includes $28.8, $27.2, $23.2, $20.0, and $16.9 million of fixed assets in fiscal years 2006, 2005, 2004, 2003, and 2002, respectively, related to foreign operations.

(g)	Includes $466,000 and $390,000 of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to fiscal year 2005.

NOTE:	The segments are not organized based on product differences or geographic areas and, accordingly, it is not practicable to report revenues based on such organization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Item 1A – Risk Factors.”
Executive Overview
     We are North America’s largest specialty retailer of fine jewelry. At July 31, 2006, we operated 1,456 specialty retail jewelry stores and 817 kiosks and 76 carts.
     During fiscal year 2006, there were significant changes in our management team. Effective January 31, 2006, President and Chief Executive Officer Mary L. Forté resigned and Mary E. Burton, a member of our Board of Directors, was appointed Acting Chief Executive Officer. Subsequently, Ms. Burton was permanently appointed as President and Chief Executive Officer. She remains as a director of the Company.
     Effective February 16, 2006, John Zimmermann was appointed President of Zale North America, responsible for the Zales Jewelers, Peoples Jewellers, Mappins Jewellers, and Peoples II brands. Mr. Zimmermann had formerly been President of Zale Canada which included the Peoples Jewellers and Mappins Jewellers brands.
     On March 23, 2006, Chief Operating Officer and Executive Vice President Sue E. Gove resigned.
     On May 5, 2006, Chief Financial Officer and Group Senior Vice President Mark Lenz was placed on administrative leave. This decision was made after discussions with our outside auditors concerning Mr. Lenz’s failure to timely disclose in conversations with the auditors that vendor payments scheduled to be made during the last two weeks of our fiscal year ended July 31, 2005 were delayed until the first week of August 2005. We believe that both cash and accounts payable were properly reflected on the balance sheet. Mr. Lenz’s employment ended on July 31, 2006 upon the expiration of his employment contract.
     On May 5, 2006, George R. Mihalko, Jr. was elected as a director of the Company and agreed to serve as Acting Chief Administrative Officer and Acting Chief Financial Officer.
     Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, effective October 16, 2006. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.
     In making these executive changes, we reiterated our commitment to long-term growth through our core strategies of increasing market share, increasing margin through direct sourcing and internal production of diamond product and making investments in our people.
     On April 10, 2006, we announced that the SEC had initiated a non-public investigation into various accounting and other matters related to our business, including accounting for ESAs, leases and accrued payroll. Subpoenas issued in connection with the investigation requested materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments. On September 21, 2006, the staff of the SEC notified us that the investigation of Zale Corporation had been terminated with no enforcement action being recommended.
     In the fourth quarter of fiscal year 2006, we recorded an after tax special charge primarily consisting of (1) $16.8 million to accelerate inventory markdowns on discontinued items, (2) $3.3 million related to the termination of an information technology initiative not consistent with the needs of our business, and (3) a $2.9 million asset impairment related to certain test stores. Separately, we recorded a $1.5 million after tax charge for accrued percentage rent related to prior periods and a $1.9 million tax charge primarily related to Canadian earnings.

Other events for fiscal year 2006 include:
•	Expanded internally purchased and assembled product for Zales Jewelers, Gordon’s Jewelers, Peoples Jewellers, and Zales the Diamond Store Outlet

•	Implemented new Human Resources management solution, including payroll services solution

•	Completed test/pilot of new point of sale system

•	Closed 32 Bailey Banks & Biddle stores that did not fit the business model
Key Objectives for fiscal year 2007 include:
•	Increase market share through improved assortment and execution in the Zales brand

•	Improve margin by expanding direct sourcing of diamonds for the Zales brand as well as Peoples, Gordon’s, and Outlet

•	Retain and attract key employees through competitive compensation, training, resources, and support
     Our business is divided into three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.
     The Fine Jewelry segment operates under four business units and six primary brands, each targeted to reach a distinct customer as described below:
•	Zales Jewelers (including zales.com), our national brand in the U.S., provides moderately priced jewelry to a broad range of customers

•	Zales Outlet caters to the slightly higher-income female self purchaser in malls and neighborhood power centers

•	Gordon’s Jewelers is a regional jeweler focusing on customer driven assortments

•	Bailey Banks & Biddle Fine Jewelers (including baileybanksandbiddle.com) operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers

•	Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada, providing moderately priced jewelry to a wide variety of Canadian customers
     The Kiosk Jewelry segment reaches the opening price point select jewelry customer through mall-based kiosks operated primarily under the name Piercing Pagoda in the U.S., and carts primarily under the name Peoples II in Canada.
     See “Part I. Item 1. Business” for more detailed information regarding our business.
Results of Operations
     The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of total revenues and should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31, 2006
	2006	2005	2004
Total Revenues	100.0%	100.0%	100.0%
Cost of Sales (a)	49.8	48.6	48.7
Selling, General and Administrative Expenses (b)	44.6	41.2	40.9
Cost of Insurance Operations	0.3	0.3	0.3
Depreciation and Amortization Expense	2.5	2.5	2.5
Benefit from Settlement of Retirement Benefit Obligation	(0.6)	—	—
Derivatives (Gains)/Losses	0.1	—	—

Operating Earnings	3.3	7.4	7.6
Interest Expense, Net	0.4	0.3	0.3

Earnings Before Income Taxes	2.9	7.1	7.3
Income Taxes (c)	0.7	2.6	2.7

Net Earnings	2.2%	4.5%	4.6%

(a)	The cost of sales increase is primarily due to a special charge of 110 basis points related to the accelerated markdown of discontinued merchandise and a 10 basis points charge related to closing certain Bailey Banks & Biddle stores.

(b)	The increase in SG&A in fiscal year 2006 is primarily related to executive severance costs (50 basis points), Bailey Banks & Biddle store closings (120 basis points), adoption of SFAS 123(R) (20 basis points), termination of an IT initiative (20 basis points), and asset impairment charges (20 basis points), and incremental store operating costs.

(c)	Income taxes decreased in fiscal year 2006 primarily due to tax benefits related to the repatriation of Canadian revenues pursuant to the American Jobs Creation Act of 2004, and Canadian earnings.
     Bailey Banks & Biddle Store Closings. During the second quarter of fiscal year 2006, we closed 32 Bailey Banks & Biddle stores to improve performance and profitability. We incurred a total of $21.2 million or $0.43 per diluted share after taxes, related to the Bailey Banks & Biddle closings for fiscal year 2006.
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated to the U.S. from foreign operations, as defined in the AJCA. We have a Canadian subsidiary for which we elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, we executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.9 million partially offset by a liability of $5.1 million related to management’s decision not to elect APB 23 for the fiscal year ending July 31, 2006. The net income tax benefit realized was $6.8 million, or $0.14 per diluted share for the fiscal year ended July 31, 2006.
Year Ended July 31, 2006 Compared to Year Ended July 31, 2005
     Total Revenues. Total revenues for fiscal year 2006 were $2.439 billion, an increase of approximately 2.3 percent over total revenues of $2.383 billion for the same period in the prior fiscal year. Total revenues include $24.3 million this year and $49.8 million last year from the 32 Bailey Banks & Biddle stores that we closed during the second quarter. Excluding these stores, total revenues were $2.415 billion, compared to $2.333 billion last year, an increase of 3.5 percent.
     Our comparable store sales increased approximately 1.6 percent in fiscal year 2006, compared to the prior fiscal year. Comparable store sales exclude amortization of ESAs and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.
     With the exception of the Piercing Pagoda and Zales Jewelers brands, all our brands achieved positive comparable store sales results. While the Zales brand had an overall decrease in comparable store sales, the brand did benefit from an improved assortment of diamond solitaires and diamond fashion categories during the fourth quarter of the fiscal year. In connection with this shift in assortment, the Zales brand increased inventory by approximately $24 million in fiscal year 2006, compared to the prior fiscal year. Piercing Pagoda continues to be impacted by a decline in sales of the Italian charms that have not been fully offset by increases in other categories.
     The Fine Jewelry segment contributed $2.149 billion of revenues in the fiscal year 2006, compared to $2.089 billion in fiscal year 2005, which represents an increase of 2.9 percent. Excluding the revenues from the closed Bailey Banks & Biddle stores, the Fine Jewelry segment contributed $2.125 billion and $2.039 billion in revenues for fiscal years 2006 and 2005, respectively, an increase of approximately 4.2 percent. In the Kiosk Jewelry segment, revenues decreased to $277 million from $281 million in fiscal year 2005, a decrease of 1.4 percent. All Other segment operations provided approximately $13.1 million in revenues compared to $12.9 million in fiscal year 2005, representing an increase of 1.6 percent from the prior year.

     During fiscal year 2006, we opened 59 stores in the Fine Jewelry segment and 54 kiosks in the Kiosk Jewelry segment. In addition, we closed 67 stores in the Fine Jewelry segment, (including the 32 Bailey Banks & Biddle store closings), and 42 locations in the Kiosk Jewelry segment during the current period.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.8 percent for fiscal year 2006, an increase of 120 basis points over last fiscal year. The increase in cost of sales is primarily due to a special charge of 110 basis points intended to accelerate the sell-through of discontinued merchandise and an inventory charge of 10 basis points related to closing certain Bailey Banks & Biddle stores.
     We also experienced margin improvements driven by directly sourced goods of approximately 40 basis points and more productive use of trade-in product resulting in approximately 20 basis points improvement. These improvements were offset by increased promotions in the Bailey Banks & Biddle closed stores and the markdowns to sell through discontinued items in Zales.
     We recorded a LIFO charge of $5.8 million in fiscal year 2006 compared to $3.5 million in fiscal year 2005. We estimate that the portion of the special charge on approximately $90 million of inventory reduced the LIFO charge by approximately $2 million due to the liquidation of the inventory.
     Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 3.4 percentage points to 44.6 percent of revenues for the current fiscal year, from 41.2 percent of revenues for the prior year. The increase in SG&A of 340 basis points was primarily the result of Bailey Banks & Biddle store closing costs (120 basis points), executive severance (50 basis points), adoption of SFAS 123(R) (20 basis points), termination of an IT initiative that did not meet the needs of our business (20 basis points), asset impairment charges primarily related to certain test stores (20 basis points), and incremental store operating costs offset by a reduction in proprietary credit costs due to a shift to more profitable or less costly credit program offerings.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $59.8 million in fiscal year 2006, or 2.5 percent of revenues, remaining flat to the prior fiscal year.
     Settlement of Retirement Plan Obligations. The settlement of certain retirement plan obligations resulted in a benefit of $13.4 million before taxes in fiscal year 2006.
     Derivatives (Gains)/Losses. We recognize all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Any changes in the fair value of derivative instruments are reported in derivative (gains)/losses on the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. The (increase)/decrease in derivatives (gain)/loss is due to the (increase)/decrease in fair value of the derivative instruments. In fiscal year 2006, we recognized a loss before taxes in the amount of approximately $1.7 million, representing less than one percent of revenues.
     In connection with the audit of our financial statements, we determined that our forward contracts for the purchase of gold and silver to hedge fluctuations in inventory purchase costs did not meet the current interpretation of SFAS 133 for hedge treatment with regard to contemporaneous documentation of hedge effectiveness and effectiveness testing. Accordingly, all changes in the fair value of these instruments currently are recognized in our statement of operations, along with the related tax effects. Our failure to have in place a process for generating the documentation contemporaneously with the establishment of the derivative position was a material weakness in our internal control over financial reporting and our disclosure controls. Subsequent to the end of our most recent fiscal quarter, we implemented changes intended to remediate the material weakness discussed above.
     Interest Expense. Interest expense as a percent of revenues for the 2006 fiscal year was 0.5 percent compared to 0.3 percent in the prior fiscal year. The increase in interest expense was the result of an increase in the weighted average effective interest rate from 3.80 percent last year to 5.80 percent this year, and an increase in average borrowings under the Revolving Credit Agreement.

     Income Taxes. The effective tax rate for the fiscal years ended July 31, 2006, and 2005 was 23.3 percent and 37.2 percent, respectively. The decrease in the effective tax rate was due to tax benefits associated with the repatriation under the American Jobs Creation Act (the “AJCA”) (described below), the tax rate on Canadian earnings, and the release of certain tax reserves upon resolution of certain state and local audits. Excluding the impact of the AJCA and the impact of Canadian changes on previously reserved items, the effective tax rate for fiscal year 2006 was 35.7 percent.
     On October 22, 2004, the AJCA was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated to the U.S. from foreign operations, as defined in the AJCA. We have a Canadian subsidiary for which we elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, we executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.9 million partially offset by a liability of $5.1 million related to management’s decision not to elect APB 23 for the fiscal year ending July 31, 2006. The net income tax benefit realized was $6.8 million, or $0.14 per diluted share for the fiscal year ended July 31, 2006.
Year Ended July 31, 2005 Compared to Year Ended July 31, 2004
     Total Revenues. Total revenues for fiscal year 2005 were $2.383 billion, an increase of 3.4 percent over total revenues for the prior fiscal year. The overall increase in revenues during the fiscal year was partially offset by weaker revenues in the Holiday period. In addition, we estimate that revenues were adversely impacted by $6.5 to $7.0 million due to the hurricanes in Florida, Puerto Rico, and Alabama in August and September 2004.
     Our comparable store sales increased 0.3 percent for fiscal year 2005 as compared to the prior fiscal year. Comparable store sales exclude amortization of ESAs and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated, or refurbished are included in the calculation of comparable store sales on the same basis as other stores.
     For the fiscal year 2005, all brands had flat to positive comparable store sales with the exception of the Zales brand, which had negative comparable sales primarily due to poor performance over the Holiday period.
     The Fine Jewelry brands contributed $2.089 billion of revenues in fiscal year 2005, compared to $2.022 billion in fiscal year 2004, which represented an increase of 3.3 percent. Total revenues included $281 million in the Kiosk Jewelry segment compared to $270 million in fiscal year 2004, an increase of 4.2 percent over the prior year, which was primarily due to the expansion of this segment into Canada. All Other segment operations provided $12.9 million in revenues, representing an increase of 2.7 percent from the prior fiscal year.
     During fiscal year 2005, we opened 61 stores and closed 33 stores in the Fine Jewelry segment and opened 121 kiosks and carts and closed 38 kiosks and carts in the Kiosk Jewelry segment.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.6 percent for fiscal year 2005, a decrease of 0.1 percentage points over the prior fiscal year. Approximately 0.4 percent of the increase was driven by our direct sourcing initiatives, which lowered costs on merchandise produced internally or purchased directly from factories, and 0.3 percent resulted from a higher mix of ESA sales, which have favorable costs as a percent of revenue. These improvements were partially offset by a product mix shift to lower margin merchandise and higher clearance markdowns.
     Our LIFO inventory charge was $3.5 million and $2.3 million for the fiscal years ended July 31, 2005 and 2004, respectively.
     Selling General and Administrative Expenses. Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A increased 0.3 percentage points to 41.2 percent of revenues in fiscal year 2005, from 40.9 percent of revenues for fiscal year 2004.

     Store operating expenses were approximately 1.0 percentage points higher as a percent of revenues, principally a result of higher fixed occupancy expense as a rate of sales due to the under-performance of the Zales Jewelers brand and sales lost to the hurricanes in the first two months of fiscal year 2005. Advertising expenditures also increased by 0.3 percent of sales due to our continued investments in marketing. The increase in store operating expenses was partially offset by a reduction in proprietary credit expenses of approximately 0.7 percentage points due to a change in the mix of our credit programs.
     Depreciation and Amortization Expense. Depreciation and Amortization Expense was $59.8 million in fiscal year 2005, an increase of 6.1 percent over fiscal year 2004, primarily due to investments in new store growth and IT systems.
     Income Taxes. The effective tax rate for the fiscal years ended July 31, 2005 and 2004 was 37.2 percent and 36.9 percent, respectively. The increase in the effective tax rate was primarily due to an increase in various state effective tax rates.
Liquidity and Capital Resources
     Our cash requirements consist primarily of funding inventory growth, capital expenditures for new store growth, renovations of the existing store portfolio, and upgrades to our management information systems and distribution facilities and debt service. As of July 31, 2006, we had cash and cash equivalents of $42.6 million.
     The retail jewelry business is highly seasonal, with a significant proportion of sales and operating income being generated in November and December of each year. Approximately 41 percent of our annual revenues were generated during the three months ended January 31, 2006 and January 31, 2005, respectively, which includes the Holiday selling season.
     Our working capital requirements fluctuate during the year, historically increasing substantially (up to $300 million) during the fall season as a result of higher planned seasonal inventory levels in preparation for Holiday. Primarily as a result of the repositioning of inventory in the Zales brand, we expect inventory to fluctuate to higher levels than in prior years through the fall of calendar year 2006.
     The increase in long-term debt compared to July 31, 2005 is partially due to the timing of certain income tax payments which in the past had been made in subsequent periods, cash outflows associated with the Bailey Banks & Biddle store closings, and an increase in the share repurchase program and operating earnings. Borrowings on long-term debt reached a maximum of $315 million in fiscal year 2006.
     In July 2005, we deferred vendor payments of approximately $8.2 million related to domestic operations and approximately $1.5 million related to international operations into August 2005. This effectively shifted net cash outflows of $9.7 million from fiscal year 2005 to fiscal year 2006, thereby increasing net cash flows provided by operating activities for fiscal year 2005 with a commensurate decrease for fiscal year 2006.
Cash Flow Activities
     Net cash provided by operating activities was $79.8 million and $168.3 million for fiscal years 2006 and 2005, respectively. In fiscal year 2006, the decrease in cash provided by operating activities was primarily attributable to the increase in inventory by $70.5 million excluding the impact of inventory write-downs of approximately $26.9 million. At July 31, 2006, owned inventory was approximately $50 million higher than at July 31, 2005 primarily due to an increase in directly sourced product for the Fine Jewelry segment which results in earlier receipt of raw materials than finished goods, and increased assortments resulting from the repositioning of the Zales brand.
     Net cash used in investing activities was $81.6 million in fiscal year 2006, related to capital expenditures of $82.7 million for new store openings, renovations and refurbishments and net purchases of investments. The increase in capital expenditures from the prior year is primarily due to investments in new store growth and IT system infrastructure. Net cash used in investing activities in fiscal year 2005 was $78.2 million primarily related to capital expenses for new store openings, renovations and refurbishments.

     Net cash used in financing activities was $12.9 million in fiscal year 2006, primarily related to the repurchase of 3.7 million shares of our common stock, and net borrowings of $73.0 million under the Revolving Credit Agreement (see “Finance Arrangements” herein). Net cash used in financing activities was $100 million in fiscal year 2005, primarily related to the repurchase of approximately 1.8 million shares of common stock, and net payments of $67.7 million in borrowings under the Revolving Credit Agreement.
Finance Arrangements
     Revolving Credit Agreement. We have a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides us up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by our U.S. merchandise inventory. On January 17, 2006, we amended the Revolving Credit Agreement to allow certain U.S. affiliates to guarantee up to CAD $40 million for a revolving credit agreement in the name of Zale Canada Co., to guarantee up to $20 million for other subsidiaries, and to increase the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on our performance under the Revolving Credit Agreement. The amendment extends the terms of the Revolving Credit Agreement through August 11, 2009.
     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. We pay a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. We and our subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. For the year ended July 31, 2006, the weighted average effective interest rate was 5.80 percent as compared to 3.80 percent for the year ended July 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at July 31, 2006 and 2005; and the applicable margin for Base Rate loans was zero percent at July 31, 2006 and 2005. At July 31, 2006 and 2005, $186.1 and $129.8 million, respectively, were outstanding under the Revolving Credit Agreement. Based on the terms of the Revolving Credit Agreement, we had approximately $313.9 million and $370.2 million in available borrowings at July 31, 2006, and July 31, 2005, respectively. The maximum amount outstanding under the Revolving Credit Agreement during fiscal year 2006 was $315.0 million and during fiscal year 2005 was $327.9 million.
     At any time, if remaining borrowing availability under the Revolving Credit Agreement falls below $75 million, we will be restricted in our ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, we will be required to meet a minimum fixed charge coverage ratio. The Revolving Credit Agreement requires us to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. We are currently in compliance with all of our obligations under the Revolving Credit Agreement.
     Zale Canada Co. entered into a revolving credit agreement (the “Canadian Revolving Credit Agreement”) on January 17, 2006 with a maturity date of August 11, 2009. The Canadian Revolving Credit Agreement provides us up to CAD $30 million in commitments by Bank of America (acting through its Canadian branch). The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2006, CAD $18.9 million was outstanding under the Canadian Revolving Credit Agreement. For the year ended July 31, 2006, the weighted average effective interest rate was 5.49 percent. The applicable margin for BA based loans was 1.25 percent at July 31, 2006, and the applicable margin for Base Rate loans was zero percent at July 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, we had approximately CAD $11.1 million in available borrowings at July 31, 2006.
Capital Growth
     During the fiscal year ended July 31, 2006, we invested $82.7 million of capital expenditures with approximately $54.9 million attributed to our Fine Jewelry segment to open 59 stores and to renovate, relocate or refurbish other locations. In addition, another $7.8 million of capital expenditures were invested in the Kiosk Jewelry segment to open 54 kiosks and carts, and to renovate, relocate or refurbish other locations during fiscal year 2006; we anticipate investing approximately $87.2 million of capital expenditures during fiscal year 2007.
Other Activities Affecting Liquidity
     Stock Repurchase Plan. On August 30, 2005, we announced that our Board of Directors had approved a stock repurchase program pursuant to which we, from time to time, at management’s discretion and in accordance with our usual policies and applicable securities laws, could purchase up to an additional $100 million of our common stock, par value $.01 per share (“common stock”). As of January 31, 2006, we had repurchased 3.7 million shares of common stock at an aggregate cost of approximately $100 million, which completed the Board’s authorization under the fiscal year 2006 program.
     We believe fiscal year 2007 is a year of repositioning our flagship brand, Zales Jewelers. As a result, we intend to use capital resources to invest in new inventory assortments as we reduce discontinued merchandise. However, we may elect, during fiscal year 2007, to repurchase additional shares of our common stock.
     Off-Balance Sheet Arrangements. Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to our customers through our private label credit card program in exchange for payment by us of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between us and Citi) are assumed entirely by Citi without recourse to us, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
     In an effort to better service customers, we and Citi developed a program that extends credit to qualifying customers above the approved credit amount (the “Shared Risk Program”). The extension of incremental credit is at our discretion to accommodate larger sales transactions. We bear the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, we incurred approximately $107,000 in losses for fiscal year 2006, compared to $28,000 in losses for the prior fiscal year, and believe that future losses will not have a material impact on our financial position or results of operations.
     Net Operating Losses. Future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our past Net Operating Losses (“NOL”) carried forward against current and future tax liabilities. The cash benefit realized from NOLs in fiscal year 2006 was approximately $6.8 million. As of July 31, 2006, we had NOLs (after limitations) of $40.0 million, which represents up to $14.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through fiscal year 2008.

     Contractual Obligations. Aggregate information about our contractual obligations as of July 31, 2006 is presented in the following table.

	Payments Due by Period
Contractual Cash Obligations		Less than 1			More than 5
($ in millions) (f, g)	Total	Year	1 - 3 Years	4 - 5 Years	Years	Other

Long-Term Debt (a)	$203	$—	$203	$—	$—	—
Operating Leases (b)	1,026	198	318	228	282	—
Operation Services Agreement (c)	26	5	13	8	—	—
Severance (d)	12	12	—	—	—	—
Other Long-Term Liabilities (e)	8	—	—	—	—	8

Total	$1,275	$215	$534	$236	$282	8

(a)	Long-term debt relates to principal payments due under our Revolving Credit Agreement. This amount does not reflect any interest, which would be based on the current effective rate, which was 6.47 percent at July 31, 2006 and assuming no prepayments.

(b)	Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. For fiscal year 2006, these costs represented approximately 20 percent of fixed rent payments. (See “Notes to Consolidated Financial Statements-Lease Commitments” for further discussion).

(c)	We have an operations services agreement with a third party for the management of our mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The current agreement is effective August 1, 2005 (see “Notes to Consolidated Financial Statements – Commitments and Contingencies” for further discussion).

(d)	Executive Severance reflects the contractual cash and equities obligations primarily resulting from the resignation of the Chief Executive Officer ($8.5 million) and the Chief Operating Officer ($3.6 million).

(e)	Other long-term liabilities reflect loss reserves related to credit insurance. We have reflected these payments under “Other,” as the timing of these future payments is dependent on the actual processing of the claims.

(f)	Not included in the above table is the long-term portion ($12.5 million) of the incentive payment received from Citi Commerce Solutions of $41.8 million. The incentive is amortized over the life of the contract and is included in long-term liabilities on the accompanying Consolidated Balance Sheet but does not impact cash payments in future periods. (See “Notes to Consolidated Financial Statements-Deferred Credit” for further discussion).

(g)	Not included in the table above as purchase obligations are our obligations under employment agreements and ordinary course purchase orders for merchandise and obligations, including certain merchandise on memo for which we may have a contingent liability to purchase certain items if they do not sell through.
New Accounting Pronouncement
     FASB Interpretation No. 48. The Financial Accounting Standards Board (“FASB”) released Interpretation 48, “Accounting for Uncertainty in Income Taxes,” in June 2006. Interpretation 48 supplements FASB Statement 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits of tax positions in the financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt Interpretation 48 for fiscal year ending July 31, 2008. At adoption, our financial statements will be adjusted to reflect those positions that are more-likely-than-not to be sustained at the adoption date. We will record any necessary adjustments directly to retained earnings on August 1, 2007 as a change in accounting principle. Over the next fiscal year, we will begin the process of reassessing our worldwide historical tax positions in order to apply Interpretation 48. At this time, we do not anticipate this will result in a material adjustment to our results of operations, balance sheet or cashflows.

Inflation
     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and increasing costs have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out (“LIFO”) inventory. Current market trends indicate rising diamond prices. If such trends continue, our LIFO provision could be impacted. We currently hedge a portion of our gold and silver purchases through forward contracts. Inflation may materially affect us in the future.
Critical Accounting Policies and Estimates
     Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, merchandise inventory valuation, goodwill and long lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, workers’ compensation, tax, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
     Management believes the following accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2006, approximately seven percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items.
     We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. We apply internally developed indices that we believe accurately and consistently measure inflation or deflation in the components of our merchandise (i.e., diamonds, gold and other metals and precious stones) and our overall merchandise mix. We believe our internally developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics (“BLS”) producer price indices or other published indices.
     We also reduce our inventory valuation for discontinued, slow-moving and damaged inventory. This write-down of inventory is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant. For example, in fiscal year 2006, we recorded inventory write-downs of $27 million resulting from the decision to accelerate the clearance of previously discontinued merchandise assortments and $6 million to the closure of Bailey Banks & Biddle stores.
     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results could impact our shrinkage reserve.
     Long-lived Assets and Goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cashflows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the estimated fair value is less than the net book value of a reporting unit. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, we believe the likelihood of additional impairment would not be material. However, a significant change in the related brand’s performance, such as the closing of a majority of the brand’s stores, could result in additional impairment. In the second quarter of fiscal year 2006, we performed our annual review for impairment of goodwill related to our Piercing Pagoda Inc., People’s Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for our Piercing Pagoda acquisition, $71.9 million recorded for the People’s Jewellers acquisition and $5.0 million for other smaller acquisitions.
     Revenue Recognition. We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 94 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include two warranty programs: ESAs that cover sizing and breakage for a two-year period on certain products purchased from us, and sales from a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The revenues from these agreements are recognized over the service period at the rates the related costs are expected to be incurred in performing covered services under the agreements. Any significant change in the proportion of costs expected to be incurred in performing services under the agreements could result in a change in the amount of revenue recognized. For instance, a five percent change on an annual basis in the timing of services under these agreements could result in a five percent change in the revenue recognized. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.
     Other Reserves. We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies.
     Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. We believe that as of July 31, 2006, the realization of our gross deferred tax assets is more likely than not and thus there was no valuation reserve recorded.

Other Matters
     SEC Investigation. On April 10, 2006, we announced that the SEC had initiated a non-public investigation into various accounting and other matters related to our business, including accounting for ESAs, leases and accrued payroll. Subpoenas issued in connection with the investigation requested materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments. On September 21, 2006, the staff of the SEC notified us that the investigation of Zale Corporation had been terminated with no enforcement action being recommended.
     Securities and ERISA Litigation. We are named as a defendant in six lawsuits arising, in general, from the matters that the SEC was investigating as described above. The lawsuits are: (a) Levy v. Zale Corp., No. 1:06-CV-05464, filed July 19, 2006, U.S. District Court for the Southern District of New York, (b) Agoos v. Zale Corp., No. 1:06-CV-5877, filed August 3, 2006, U.S. District Court for the Southern District of New York, (c) Pipefitters Local No. 636 Defined Benefit Plan v. Zale Corp., No. 3:06-CV-1470, filed August 15, 2006, U.S. District Court for the Northern District of Texas, (d) Chester v. Zale Corp., No. 1:06-CV-06387, filed August 23, 2006, U.S. District Court for the Southern District of New York, (e) Salvato v. Zale Corp., No. 3-06 CV 1124-D, filed June 26, 2006, U.S. District Court for the Northern District of Texas, and (f) Connell v. Zale Corp., No. 06 CV 5995, filed August 7, 2006, U.S. District Court for the Southern District of New York. Mary L. Forté, Mark R. Lenz, and Sue E. Gove are named as defendants in all six lawsuits. Cynthia T. Gordon is also named as a defendant in the Levy, Agoos, and Chester lawsuits. Richard C. Marcus, J. Glen Adams, Mary E. Burton, John B. Lowe, Jr., Thomas C. Shull, David M. Szymanski, and the Zale Plan Committee also are named as defendants in the Salvato and Connell lawsuits.
     All six lawsuits are purported class actions. In the Levy, Agoos, Pipefitters and Chester lawsuits the plaintiffs allege various violations of securities laws based upon our public disclosures. In the Salvato and Connell lawsuits the plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock. The plaintiffs in all six lawsuits request unspecified compensatory damages and costs and, in the Salvato and Connell lawsuits, injunctive relief and attorneys’ fees. All six lawsuits are in preliminary stages. We intend to vigorously contest all six lawsuits.
     Executive Changes. Effective January 31, 2006, President and Chief Executive Officer Mary L. Forté resigned and Mary E. Burton, a member of our Board of Directors, was appointed Acting Chief Executive Officer. Subsequently, Ms. Burton was permanently appointed as President and Chief Executive Officer. She remains as a director of the Company.
     Effective February 16, 2006, John Zimmermann was appointed President of Zale North America, responsible for the Zales Jewelers, Peoples Jewellers, Mappins Jewellers, and Peoples II brands. Mr. Zimmermann had formerly been President of Zale Canada which included the Peoples Jewellers and Mappins Jewellers brands.
     On March 23, 2006, Chief Operating Officer and Executive Vice President Sue E. Gove resigned.
     On May 5, 2006, Chief Financial Officer and Group Senior Vice President Mark Lenz was placed on administrative leave. This decision was made after discussions with our outside auditors concerning Mr. Lenz’s failure to timely disclose in conversations with the auditors that vendor payments scheduled to be made during the last two weeks of our fiscal year ended July 31, 2005 were delayed until the first week of August 2005. We believe that both cash and accounts payable were properly reflected on the balance sheet. Mr. Lenz’s employment ended on July 31, 2006 upon the expiration of his employment contract.
     On May 5, 2006, George R. Mihalko, Jr. was elected as a director of the Company and agreed to serve as Acting Chief Administrative Officer and Acting Chief Financial Officer.
     Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, effective October 16, 2006. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.

     Special Charge. In the fourth quarter of fiscal year 2006, we recorded an after tax special charge primarily consisting of (1) $16.8 million to accelerate inventory markdowns on discontinued items, (2) $3.3 million related to the termination of an information technology initiative not consistent with needs of the business, and (3) a $2.9 million asset impairment related to certain test stores. Separately, we recorded a $1.5 million after tax charge for accrued percentage rent related to prior periods and a $1.9 million tax charge primarily related to Canadian earnings.
     Bailey Banks & Biddle Store Closings. During the second quarter of fiscal year 2006, we closed 32 Bailey Banks & Biddle stores to improve performance and profitability. We incurred a total of $21.2 million or $0.43 per diluted share after taxes, related to the Bailey Banks & Biddle closings for fiscal year 2006.
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated to the U.S. from foreign operations, as defined in the AJCA. We have a Canadian subsidiary for which we elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, we executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.9 million partially offset by a liability of $5.1 million related to management’s decision not to elect APB 23 for the fiscal year ending July 31, 2006. The net income tax benefit realized was $6.8 million, or $0.14 per diluted share for the fiscal year ended July 31, 2006.
     Texas Margin Tax. In May 2006, the Texas legislature enacted a new law that changes the present Texas franchise tax system and replaces it with a new tax system, the Texas margin tax. The Texas margin tax is a significant change because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. We conduct a portion of our operations through Texas limited partnerships and will become subject to the new Texas margin tax. We will comply with the Texas margin tax effective January 1, 2008. The computation of the tax liability will be based on revenues as of July 31, 2007, as reduced by certain deductions.
     In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, we estimated the net charge to deferred tax expense is immaterial. The estimate is based on the Texas margin tax law in its current form.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.
     We are exposed to interest rate risk primarily through our borrowing activities, which are described under “Long-term Debt” in the Notes to the Consolidated Financial Statements.
     The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2006 of $22 million.
     Based on our market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2006, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
     Commodity Risk. We principally address commodity risk through retail price point adjustments and commodity price hedging.
     While commodity risk exposure to diamond price fluctuation is not currently hedged by financial instruments, we do enter into forward contracts for the purchase of gold and silver in order to reduce the effects of fluctuating costs of these commodities. We generally hedge certain planned inventory purchases covering a designated period of no longer than twelve months and amounts consistent with our identified exposure. The purpose of the hedging activities is to minimize the effect of unknown future commodity price movements on planned cash flows and to enable us to maintain a consistent and predictable pricing strategy. All forward contracts are currently with four financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.
     We currently account for these forward contracts as undesignated derivative instruments. Accounting for our forward contracts as derivatives instead of hedges does not affect the underlying economics of our risk management strategies and has no impact on the timing or amount of cash flows under any derivative contract. The fair value of our derivative instruments is included in the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. During the term of the contracts, any changes in the fair value of derivative instruments are reported in derivative (gains)/losses on the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the value of the underlying commodity. In the year ended July 31, 2006, gold fluctuated significantly, between a low of $432 per ounce to a high of $715 per ounce. At July 31, 2006, the price of gold was $637 per ounce. Based on our outstanding contracts as of July 31, 2006, we would record a derivatives gain before taxes of approximately $15 million if gold prices increase to the 2006 high (a 12 percent increase from the July 31, 2006 price). In turn, if gold prices were to decrease to the 2006 low (a 32 percent decrease from the July 31, 2006 price), we would record a derivatives loss before taxes of approximately $45 million.
     At July 31, 2006, the mark-to-market value of our outstanding forward contracts was a net loss before taxes of $1.3 million. As of October 9, 2006, the market price of gold had decreased to $577 per ounce. Based on our contracts outstanding as of July 31, 2006, such a decrease would result in a derivatives loss before taxes of approximately $15 million. While we realize a gain or loss on the derivative contract, we typically see a compensating gain or loss in the purchase cost of our products.
     We have classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.
     For additional information related to forward contracts, see “Notes to Consolidated Financial Statements — Derivative Financial Instruments.”

     Foreign Currency Contracts. We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated. However, as a result of our Canadian operations, we are exposed to market risk from currency exchange rate exposure which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize this risk, we manage exposures through foreign currency exchange contracts.
     In past fiscal years, we entered into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We enter into forward currency exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. When utilized, all foreign currency forward exchange contracts are denominated in Canadian dollars and are with financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these foreign currency forward exchange contracts. In fiscal year 2006, we did not enter into any foreign currency forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following Consolidated Financial Statements and supplementary data are included as pages F-1 through F-32 at the end of this Annual Report on Form 10-K:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. On October 5, 2006, management concluded that the Company did not maintain effective policies and procedures to ensure the accounting for certain derivative financial instruments were in accordance with FAS 133 as more fully described in “Management’s Report on Internal Control Over Financial Reporting” referred to below. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure and procedures were not effective as of July 31, 2006. However, the consolidated financial statements, contained in this Form 10-K, are fairly presented in conformity with the U.S. generally accepted accounting principles.
Internal Control Over Financial Reporting
     Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report on Form 10-K. The report of KPMG LLP, our independent registered public accounting firm, regarding management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.
     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the end of our most recent fiscal quarter, we implemented changes intended to remediate the material weakness discussed above.
ITEM 9B. OTHER INFORMATION
Summary of Mary E. Burton Employment Agreement
     On October 12, 2006, the Company entered into an employment agreement with Mary E. Burton effective July 24, 2006, with respect to her employment as President and Chief Executive Officer of the Company. The agreement has a one-year term that automatically renews unless the Company or Ms. Burton elects otherwise 90 days prior to the end of the initial one-year term or any renewal term.

     Ms. Burton will be paid an annual base salary of not less than $850,000, subject to annual review and potential increase by the Company’s Compensation Committee. She will be eligible to receive an annual incentive bonus with a target bonus equal to 125 percent of her base salary. For the fiscal year ending July 31, 2007 (“Fiscal Year 2007), she will be entitled to a bonus not less than her full target bonus (the “FY 2007 Bonus”). In addition, Ms. Burton has been granted 25,000 restricted stock units that cliff vest at the end of a three-year period, 25,000 restricted stock units that vest based on the Company’s achievement of financial goals for the performance period ending July 31, 2009, and an option to purchase 125,000 shares of Common Stock.
     In the event Ms. Burton’s employment is terminated other than for “cause” or Ms. Burton terminates her employment for a “termination reason” (both as defined in the employment agreement), the Company will pay Ms. Burton an amount equal to the sum of two times her annual base salary as of the date of termination, plus two times the average of her earned annual incentive bonus in the three fiscal year periods prior to the year of termination (or a shorter period if the agreement has been in effect for less than three years on the date of termination), all payable in equal installments for a period of 24 months. For purposes of calculating the bonus portion of Ms. Burton’s severance payment, the Company will ignore the FY 2007 Bonus and will instead utilize an amount equal to the actual bonus Ms. Burton would have earned in Fiscal Year 2007 absent such provision. The Company will continue group health insurance and certain other benefits for a period of 24 months. The payment of such amounts will be subject to and comply with the requirements of section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) as enacted by the AJCA. If, despite such compliance, Ms. Burton is required to pay additional tax, interest, or penalties under Section 409A of the Internal Revenue Code, Ms. Burton will receive a gross-up payment designed to reimburse her for those amounts. Upon such termination of Ms. Burton’s employment, all unvested restricted stock units and stock options will terminate and all vested stock options will remain exercisable for a 90-day period.
     If the Company terminates Ms. Burton’s employment (other than for cause) within two years following a “change of control” of the Company, or if Ms. Burton terminates her employment during that period for “good reason” (both as defined in the employment agreement): (1) the Company will pay Ms. Burton an amount equal to three times the sum of her annual base salary and target bonus for the fiscal year in which the termination occurs and (2) during the 36-month period following termination, the Company will provide Ms. Burton with group health insurance and certain other benefits. All equity compensation will immediately vest and all stock options will remain exercisable for a 90-day period after termination, unless any of those options expire earlier under their own terms. In addition, Ms. Burton will receive a gross-up payment designed to reimburse her for any “parachute” tax imposed under Internal Revenue Code Section 280G. Any change of control payments made under the agreement are also subject to and will comply with the requirements of Section 409A of the Internal Revenue Code as enacted by the AJCA. If, despite such compliance, Ms. Burton is required to pay additional tax, interest, or penalties under Section 409A of the Internal Revenue Code, Ms. Burton will receive a gross-up payment designed to reimburse her for those amounts.
Summary of Frank C. Mroczka Employment Agreement
     On August 1, 2006, the Company entered into an employment agreement with Mr. Mroczka with a term that continues through July 31, 2007. Under the employment agreement, Mr. Mroczka is entitled to an annual base salary of not less than $300,000. Mr. Mroczka is eligible to receive an annual incentive bonus with a target bonus equal to 45 percent of his annual base salary in accordance with the terms and conditions of the Company’s executive bonus program.
     In the event Mr. Mroczka’s employment is terminated other than for “cause” or Mr. Mroczka terminates his employment for a “termination reason” (both as defined in the employment agreement: (1) the Company will continue to pay Mr. Mroczka’s base salary for the greater of the remainder of the term of the employment agreement or the period for which Mr. Mroczka would be entitled to severance under the Company’s severance policy; and (2) for a period of up to 12 months the Company will provide Mr. Mroczka with group health insurance and certain other benefits. The payment of such amounts will be subject to and comply with the requirements of Section 409A of the Internal Revenue Code as enacted by the AJCA. If, despite such compliance, Mr. Mroczka is required to pay additional tax, interest, or penalties under Section 409A of the Internal Revenue Code, Mr. Mroczka will receive a gross-up payment designed to reimburse him for those amounts.
     If the Company terminates Mr. Mroczka’s employment (other than for cause) within two years following a “change of control” of the Company, or if Mr. Mroczka terminates his employment during such period for “good reason” (both as defined in the employment agreement): (1) the Company will pay Mr. Mroczka an amount equal to three times the sum of his annual base salary for the fiscal year in which the termination occurs and an amount equal to three times the average annual cash bonus paid to Mr. Mroczka during the preceding two years; (2) during the 36 month period following termination, the Company will provide Mr. Mroczka with group health insurance and certain other benefits; and (3) Mr. Mroczka will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have accrued under the Company’s Supplemental Executive Retirement Plan if Mr. Mroczka (x) had remained a participant in the Supplemental Executive Retirement Plan for an additional three-year period, (y) earned benefits points in each such year equal to the highest number of benefits points earned by Mr. Mroczka during the three-year period preceding termination of employment and (z) had a final average pay during such additional three-year period equal to the greater of his monthly base salary on the date of the potential change of control (as defined in the employment agreement), the change of control or his termination of employment, provided that the amount payable to Mr. Mroczka will not exceed his accrued benefit under the Supplemental Executive Retirement Plan as of December 31, 2004, unless such excess is pursuant to a new Supplemental Executive Retirement Plan adopted by the Company subsequent to December 31, 2004. Any change of control payments made under the agreement are also subject to and will comply with the requirements of Section 409A of the Internal Revenue Code as enacted by the AJCA. If, despite such compliance, Mr. Mroczka is required to pay additional tax, interest, or penalties under Section 409A of the Internal Revenue Code, Mr. Mroczka will receive a gross-up payment designed to reimburse him for those amounts.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference. In addition, the information set forth under “Executive Officers and Key Employees of the Registrant” in Part I of this report is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under the heading “Executive and Director Compensation” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
     Equity Compensation Plan Information
     The following table provides information about common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of July 31, 2006.
Equity Compensation Plan Information

	Number of shares of		Number of shares of common stock
	common stock to be		remaining available for future issuance
	issued upon exercise of	Weighted - average	under equity compensation plans
	outstanding options	exercise price of	(excluding shares reflected in 1st
Plan Category	(1), (3)	outstanding options	column) (2), (3)

Equity compensation plans approved by stockholders	3,121,744	$23.80	4,261,248

Equity compensation plans not approved by stockholders	—	—	—

Total	3,121,744	$23.80	4,261,248

(1)	Includes shares of common stock to be issued upon the exercise of outstanding options under the Zale Corporation Omnibus Stock Incentive Plan, the Zale Corporation 2003 Stock Incentive Plan, the Zale Corporation Outside Directors’ 1995 Stock Option Plan, and the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan, as amended.

(2)	Includes shares of common stock available for future issuance under the Zale Corporation 2003 Stock Incentive Plan as amended, and the Zale Corporation Outsider Directors’ 2005 Stock Incentive Plan, as amended.

(3)	The number of shares to be issued upon exercise of outstanding options and the number of securities available for future issuance under the equity compensation plans were proportionally adjusted to give effect to our two-for-one stock split completed on June 8, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information set forth under the heading “Independent Auditor Fee Information” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

The filings referenced
for incorporation by reference are Zale
Exhibit		Corporation filings (File No. 1-04129) unless
Number	Description of Exhibit	otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1

3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1

3.2	Bylaws of Zale Corporation	July 31, 2000 Form 10-K, Exhibit 3.2

4.1a	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1

4.1b	Amendment to Revolving Credit Agreement, dated as of December 10, 2004	December 10, 2004 Form 8-K, Exhibit 99.1

4.1c	Amendment to Revolving Credit Agreement dated as of January 17, 2006	Filed herewith

10.1	Zale Corporation Savings and Investment Plan, as amended	Filed herewith

10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2

10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a

10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	Filed herewith

10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4b

The filings referenced
for incorporation by reference are Zale
Exhibit		Corporation filings (File No. 1-04129) unless
Number	Description of Exhibit	otherwise noted
10.4c	Form of Non-qualified Stock Option Award Agreement	August 31, 2006 Form 8-K, Exhibit 10.1

10.4d*	Form of Restricted Stock Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4c

10.4e	Form of Time-Vesting Restricted Stock Unit Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.5

10.4f	Form of Performance-Based Restricted Stock Unit Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.6

10.5*	Outside Directors’ 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c

10.6a*	Zale Corporation Outside Directors’ 2005 Stock Incentive Plan, as amended	Filed herewith

10.6b	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2

10.6c*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3

10.7a*	Executive Severance Plan	Form S-1 (Reg. No. 33-27225), Exhibit 10.23

10.7b*	Amendment to Executive Severance Plan	July 31, 1996 Form 10-K, Exhibit 10.8a

10.8	Supplemental Executive Retirement Plan, as amended	Filed herewith

10.9a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11

10.9b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a

10.9c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c

10.10*	Employment Agreement with Mary E. Burton, dated as of October 12, 2006	Filed herewith

10.11*	Terms of Employment Arrangement with George R. Mihalko	August 10, 2006 Form 8-K, Exhibit 10.1

10.12*	Employment Agreement with John A. Zimmermann, dated as of March 31, 2006	April 6, 2006 Form 8-K, Exhibit 10.1

The filings referenced
for incorporation by reference are Zale
Exhibit		Corporation filings (File No. 1-04129) unless
Number	Description of Exhibit	otherwise noted
10.13*	Employment Agreement with Gilbert P. Hollander, dated as of January 5, 2005	Filed herewith

10.14*	Employment Agreement with Frank C. Mroczka, dated as of August 1, 2006	Filed herewith

10.15*	Employment Agreement with Mary L. Forté, dated as of September 21, 2005	September 27, 2005 Form 8-K, Exhibit 10.1

10.16*	Employment Agreement with Sue E. Gove, dated as of September 21, 2005	September 27, 2005 Form 8-K, Exhibit 10.2

10.17*	Employment Agreement with Mark R. Lenz dated as of August 1, 2003	July 31, 2003 Form 10-K, Exhibit 10.12

10.18*#	Zale Corporation Bonus Plan	Filed herewith

10.19	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2

10.20*	Form of Change of Control Agreement of Senior Vice Presidents without separate employment agreements	July 31, 2004 Form 10-K, Exhibit 10.14

10.21*	Base Salaries of Named Executive Officers	Filed herewith

10.22*	Summary of Non-Employee Director Compensation	June 1, 2006 Form 8-K, Exhibit 10.1

10.23	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2005 Form 10-K, Exhibit 10.18

14	Code of Ethics	July 31, 2003 Form 10-K, Exhibit 14

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1

99.2	Compensation Committee Charter	Filed herewith

99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.3

#	Zale Corporation has requested confidential treatment for certain portions of this document pursuant to an application sent to the SEC. The Company has omitted such portions from this filing and filed them separately with the SEC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders of Zale Corporation:
     The management of Zale Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     Our management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, the following material weakness was identified in the Company’s internal control over financial reporting:
     The Company did not maintain effective policies and procedures to ensure the accounting for certain derivative financial instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, the Company had inadequate policies and procedures in place to ensure compliance with the documentation requirements of SFAS 133 at inception of the hedge relationship and failed to properly assess effectiveness and measure ineffectiveness at inception and on a quarterly basis. In addition, the Company did not have resources with sufficient technical experience related to the application of the provisions of SFAS 133. These deficiencies resulted in errors related to the recognition and classification of gains and losses on certain derivative financial instruments in the Company’s financial statements. These deficiencies also resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.
     Because of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2006.
     KPMG LLP, the registered public accounting firm that audited the financial statements included in this Form 10-K filing, has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears on page F-3.

Mary E. Burton	George R. Mihalko, Jr.
President, Chief Executive Officer	Chief Financial Officer,
and Director	Chief Administrative Officer and
Director

October 12, 2006	October 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Zale Corporation:
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Zale Corporation did not maintain effective internal control over financial reporting as of July 31, 2006 because of the effect of material weakness identified in management's assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zale Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
The Company did not maintain effective internal controls to ensure the accounting for certain derivative financial instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, the Company had inadequate policies and procedures in place to ensure compliance with the documentation requirements of SFAS 133 at inception of the hedge relationship and failed to properly assess effectiveness and measure ineffectiveness at inception and on a quarterly basis. In addition, the Company did not have resources with sufficient technical experience related to the application of the provisions of SFAS 133. These deficiencies resulted in errors related to the recognition and classification of gains and losses on certain derivative financial instruments in the Company’s financial statements. These deficiencies also resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation as of July 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended July 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated October 12, 2006, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that Zale Corporation did not maintain effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zale Corporation has not maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KPMG LLP
Dallas, Texas
October 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Zale Corporation:
We have audited the accompanying consolidated balance sheets of Zale Corporation as of July 31 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for the three-year period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zale Corporation’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 12, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
As discussed in the footnotes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment in fiscal year 2006.
KPMG LLP
Dallas, Texas
October 12, 2006

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended July 31,
	2006	2005	2004
Total Revenue	$2,438,977	$2,383,066	$2,304,440
Cost and Expenses:
Cost of Sales	1,215,636	1,157,226	1,122,946
Selling, General and Administrative Expenses	1,087,458	982,113	942,796
Cost of Insurance Operations	6,699	6,084	5,963
Depreciation and Amortization Expense	59,771	59,840	56,381
Benefit from Settlement of Retirement Plan	(13,403)	—	—
Derivatives (Gains)/Losses	1,681	—	—

Operating Earnings	81,135	177,803	176,354
Interest Expense, Net	11,185	7,725	7,528

Earnings Before Income Taxes	69,950	170,078	168,826
Income Taxes	16,328	63,303	62,353

Net Earnings	$53,622	$106,775	$106,473

Earnings Per Common Share-Basic:
Net Earnings Per Share	$1.10	$2.08	$2.02

Earnings Per Common Share-Diluted:
Net Earnings Per share	$1.09	$2.05	$1.99

Weighted Average Number of Common Shares Outstanding:
Basic	48,808	51,280	52,650
Diluted	49,211	51,975	53,519
See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	July 31, 2006	July 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,594	$55,446
Merchandise Inventories	903,294	853,580
Other Current Assets	103,356	64,042

Total Current Assets	$1,049,244	$973,068

Property and Equipment, Net	283,721	282,033
Goodwill, Net	96,339	90,774
Other Assets	33,264	35,025

Total Assets	$1,462,568	$1,380,900

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$341,182	$296,309
Deferred Tax Liability, Net	61,947	65,198

Total Current Liabilities	$403,129	$361,507

Non-current Liabilities	20,105	37,325
Non-current Tax Liability, Net	3,768	5,008
Long-term Debt	202,813	129,800
Long-term Accrued Rent	31,504	29,672

Stockholders’ Investment:
Common Stock (Par value $0.01 per share, 150,000 and 150,000 shares authorized, 53,646 and 53,056 shares issued and 48,174 and 51,239 outstanding as of July 31, 2006 and 2005, respectively)	$482	$513
Additional Paid-In Capital	110,105	88,988
Accumulated Other Comprehensive Income	33,564	24,119
Accumulated Earnings	808,859	755,237
Deferred Compensation	(1,761)	(1,269)

	951,249	867,588
Treasury Stock	(150,000)	(50,000)

Total Stockholders’ Investment	801,249	817,588

Total Liabilities and Stockholders’ Investment	$1,462,568	$1,380,900

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004

Net Cash Flows from Operating Activities:
Net earnings	$53,622	$106,775	$106,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	59,771	59,840	56,381
Amortization of long-term debt issue costs	2,311	1,306	1,329
Repatriation impact on tax provision	(11,904)	—	—
Deferred taxes (excluding repatriation impact)	1,542	12,993	30,976
Loss on dispositions of property & equipment	4,346	4,388	2,429
Impairment of fixed assets	19,123	1,497	2,627
Stock compensation expense	1,893	6,325	7,955
Retiree medical plan termination impact	(13,403)	—	—
Derivatives (Gains)/Losses	1,681	—	—
Changes in assets and liabilities:
Merchandise inventories	(43,629)	(20,968)	(24,431)
Other current assets	(27,704)	261	(11,150)
Other assets	(2,047)	(2,194)	(315)
Accounts payable and accrued liabilities	38,033	3,216	12,113
Non-current liabilities	(3,817)	(5,161)	(6,309)

Net Cash Provided by Operating Activities	79,818	168,278	178,078

Net Cash Flows from Investing Activities:
Additions to property and equipment	(82,718)	(83,124)	(60,788)
Proceeds from sales of fixed assets	—	3,971	—
Purchase of available for sale investments	(2,149)	(3,480)	(4,980)
Proceeds from sales of available for sale investments	3,311	4,440	5,751

Net Cash Used in Investing Activities	(81,556)	(78,193)	(60,017)

Net Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	1,125,613	1,388,900	717,400
Payments on revolving credit agreement	(1,052,600)	(1,456,600)	(704,300)
Proceeds from exercise of stock options	10,669	17,725	39,565
Excess tax benefit on stock options exercised	3,380	—	—
Purchase of common stock	(100,000)	(50,000)	(143,358)

Net Cash Used in Financing Activities	(12,938)	(99,975)	(90,693)

Effect of Exchange Rate Changes on Cash	1,824	2,212	483
Net Increase (Decrease) in Cash and Cash Equivalents	(12,852)	(7,678)	27,851
Cash and Cash Equivalents at Beginning of Period	55,446	63,124	35,273

Cash and Cash Equivalents at End of Period	$42,594	$55,446	$63,124

Supplemental cash flow information:
Interest paid	$10,650	$6,602	$5,559
Interest received	$525	$644	$409
Income taxes paid (net refunds received)	$61,917	$31,110	$19,914
See Notes to Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(amounts in thousands)

				Accumulated
	Number of		Additional	Other
	Common Shares	Common	Paid-In	Comprehensive
	Outstanding	Stock	Capital	Income (Loss)
Balance July 31, 2003	55,222	$552	$566,552	$
				6,834
Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)
Cumulative Translation Adjustments	—	—	—	7,091
Exercise of Stock Options, including related tax benefit	1,202	13	47,506	—
Purchase of Common Stock	(2,762)	—	—	—
Contribution to 401(k) plan	—	—	302	—
Restricted Stock Issued	75	—	—	—
Effect of Stock Split	(1,627)	(44)	(605,246)	—

Balance July 31, 2004	52,110	$521	$63,661	$13,470

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(474)
Unrealized Loss on Derivatives	—	—	—	(338)
Cumulative Translation Adjustments	—	—	—	11,461
Exercise of Stock Options, including related tax benefit	946	10	23,380	—
Purchase of Common Stock	(1,812)	(18)	18	—
Restricted Stock Issued/Cancelled	(5)	—	1,929	—
Deferred Compensation Amortization	—	—	—	—

Balance July 31, 2005	51,239	$513	$88,988	$24,119

Net Earnings	—	—	—	—
Unrealized Loss on Securities, net	—	—	—	(434)
Unrealized Gain on Derivatives	—	—	—	370
Cumulative Translation Adjustments	—	—	—	11,259
Deferred Other Comprehensive Income	—	—	—	(1,750)
Exercise of Stock Options, including related tax benefit	579	5	11,541	—
Purchase of Common Stock	(3,717)	(38)	38	—
Restricted Stock Issued/Cancelled	73	2	4,954	—
Deferred Compensation Amortization	—	—	(689)	—
Stock Compensation Expense	—	—	5,273	—

Balance July 31, 2006	48,174	$482	$110,105	$33,564

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (continued)
(amounts in thousands)

	Accumulated	Deferred	Treasury	Total	Comprehensive
	Earnings	Compensation	Stock	Investment	Income
Balance July 31, 2003	$589,122	$—	$(510,737)	$652,323	$(27,252)
Net Earnings	106,473	—	—	106,473	106,473
Unrealized Loss on Securities, net	—	—	—	(163)	(163)
Release of Pre-Bankruptcy Tax Reserve	—	—	—	54,547	—
Unrealized Loss on Derivatives	—	—	—	(292)	(292)
Cumulative Translation Adjustments	—	—	—	7,091	7,091
Exercise of Stock Options, including related tax benefit	—	—	—	47,519	—
Purchase of Common Stock	—	—	(143,358)	(143,358)	—
Contribution to 401(k) plan	—	—	1,672	1,974	—
Restricted Stock Issued	—	—	—	—	—
Effect of Stock Split	(47,133)	—	652,423	—	—

Balance July 31, 2004	$648,462	$—	$—	$726,114	$113,109

Net Earnings	106,775	—	—	106,775	106,775
Unrealized Loss on Securities, net	—	—	—	(474)	(474)
Unrealized Loss on Derivatives	—	—	—	(338)	(338)
Cumulative Translation Adjustments	—	—	—	11,461	11,461
Exercise of Stock Options, including related tax benefit	—	—	—	23,390	—
Purchase of Common Stock	—	—	(50,000)	(50,000)	—
Restricted Stock Issued/Cancelled	—	(1,929)	—	—	—
Deferred Compensation Amortization	—	660	—	660	—

Balance July 31, 2005	$755,237	$(1,269)	$(50,000)	$817,588	$117,424

Net Earnings	53,622	—	—	53,622	53,622
Unrealized Loss on Securities, net	—	—	—	(434)	(434)
Unrealized Gain on Derivatives	—	—	—	370	370
Cumulative Translation Adjustments	—	—	—	11,259	11,259
Deferred Other Comprehensive Income	—	—	—	(1,750)	(1,750)
Exercise of Stock Options, including related tax benefit	—	—	—	11,546	—
Purchase of Common Stock	—	—	(100,000)	(100,000)	—
Restricted Stock Issued/Cancelled	—	(4,997)	—	(41)	—
Deferred Compensation Amortization	—	4,505	—	3,816	—
Stock Compensation Expense	—	—	—	5,273	—

Balance July 31, 2006	$808,859	$(1,761)	$(150,000)	$801,249	$63,067

See Notes to the Consolidated Financial Statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
     We are, through our wholly owned subsidiaries, North America’s largest specialty retailer of fine jewelry. At July 31, 2006, we operated 1,456 specialty retail jewelry stores, 817 kiosks, and 76 carts located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.
     Our Fine Jewelry segment is comprised of six brands, each targeted to reach a distinct customer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Jewelers has extended the reach of its brand to the Internet shopper through its e-commerce site, zales.com. We have further leveraged the brand strength through Zales Outlet, which focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon’s Jewelers® is a regional jeweler focusing on customer driven assortments. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers. Bailey Banks & Biddle Fine Jewelers has expanded its presence in the luxury market through its e-commerce site, baileybanksandbiddle.com. Peoples Jewellers® and Mappins Jewellers® offer moderately priced jewelry in malls throughout Canada. During fiscal year 2006, our Fine Jewelry segment generated $2.1 billion of net revenues.
     The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, Silver and Gold Connection®, (in the U.S.) and Peoples II™ (in Canada) through mall based kiosks and carts and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. During fiscal year 2006, our Kiosk Jewelry segment generated $267.7 million of net revenues.
     The accompanying Consolidated Financial Statements and related notes are those of our business as of and for the twelve month periods ended July 31, 2006 and July 31, 2005. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.
Summary of Significant Accounting Policies
     Use of Estimates. Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory valuation, goodwill and long lived asset valuation, last-in, first-out (“LIFO”) inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, workers’ compensation, tax, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cash and Cash Equivalents. Cash and Cash Equivalents includes cash on hand, deposits in banks and short-term marketable securities at varying interest rates with maturities of three months or less. The carrying amount approximates fair value because of the short-term maturity of those instruments.
     Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out (“FIFO”) retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2006, approximately seven percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items.
     We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. We apply internally developed indices that we believe accurately and consistently measure inflation or deflation in the components of our merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and our overall merchandise mix. We believe our internally developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics (“BLS”) producer price indices or other published indices.
     We also write-down our inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant. For example, in fiscal year 2006, we recorded inventory write-downs of $27 million resulting from the decision to accelerate the clearance of previously discontinued merchandise assortments and $6 million to the closure of Bailey Banks & Biddle stores.
     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results could impact our shrinkage reserve.
     Long-lived Assets and Goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cashflows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results if a permanent reduction were to occur. See “Property and Equipment” herein for the impairment charges recorded in the periods presented.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. An impairment is deemed to exist if the estimated fair value of a reporting unit is less than its net book value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, we believe the likelihood of additional impairment would not be material. However, a significant change in the related brand’s performance, such as the closing of a majority of the brand’s stores, could result in additional impairment. In the second quarter of fiscal year 2006, we performed our annual review for impairment of goodwill related to our Piercing Pagoda, People’s Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for the Piercing Pagoda acquisition, $71.9 million recorded for the People’s Jewellers acquisition and $5.0 million for other smaller acquisitions.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.
     Selling, General and Administrative Expenses. Included in Selling, General and Administrative Expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.
     Operating Leases. Rent expense is recognized on a straight-line basis, including consideration of rent holidays, tenant improvement allowances received from the landlords, and applicable rent escalations over the term of the lease. The commencement date of the rent expense is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for purposes of constructing the build-out.
     Depreciation and Amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter. Estimated useful lives of the assets range from three to twelve years.
     Original cost and related accumulated depreciation or amortization is removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal. Computer software costs related to the development of major systems are capitalized and amortized over their useful lives.
     Stock Based Compensation. Prior to fiscal year 2006, we accounted for our stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of FASB Statement No. 123.”
     Effective August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS No. 123(R) was adopted using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We have elected to calculate the SFAS No. 123(R) APIC pool under FSP123R-(3) (“simplified method”).

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Stock Based Compensation (continued)
     Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under our stock incentive plans in accordance SFAS No. 123(R) in the years ended July 31, 2005 and 2004, our pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Year Ended July 31
	2005	2004
	amounts in thousands except
	per share amounts
Net earnings, as reported	$106,775	$106,473
Add: Restricted stock which is included in net earnings, net of related tax effects	414	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,509	6,205

Pro forma net earnings	$100,680	$100,268

Earnings Per Common Share-Basic:
Earnings Per Common Share, as reported	$2.08	$2.02
Earnings Per Common Share, pro forma	$1.96	$1.90

Earnings Per Common Share — Diluted:
Earnings Per Common Share, as reported	$2.05	$1.99
Earnings Per Common Share, pro forma	$1.94	$1.87

Weighted Average Number of Common Shares Outstanding:
Basic	51,280	52,650
Diluted	51,975	53,519
     Revenue Recognition. We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue related to merchandise sales, which is approximately 94 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Total revenues include two warranty programs: extended service agreements (“ESAs”) that cover sizing and breakage for a two-year period on certain products purchased from us, and sales from a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The revenues from these agreements are recognized over the service period at the rates the related costs are expected to be incurred in performing covered services under the agreements. Any significant change in the proportion of costs expected to be incurred in performing services under the agreements could result in a change in the amount of revenue recognized. For instance, a five percent change on an annual basis in the timing of services under these agreements could result in a five percent change in the revenue recognized. Revenues also include premiums from our insurance business, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Credit Insurance Operations. Insurance premium revenue from credit insurance subsidiaries was $13.1 million, $12.9 million and $12.6 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. These revenues are included in total revenues on the accompanying consolidated statement of operations.
     The associated cost of insurance operations was $6.7 million, $6.1 million and $6.0 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.
     Advertising Expenses. Advertising is expensed when incurred and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $106.2 million, $93.2 million and $83.7 million for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, net of amounts contributed to us by vendors. The amounts of prepaid advertising at July 31, 2006 and 2005, are $16.5 million and $9.8 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.
     Vendor Allowances. We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor’s products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. We follow EITF 02-16, “Accounting by a Reseller (including a Retailer) for Cash Consideration Received from a Vendor”, under which qualifying vendor reimbursements of costs incurred to specifically advertise vendors’ products are recorded as a reduction of advertising expense, which is a component of SG&A.
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
     Derivative Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. We do not utilize derivative financial instruments for trading or speculative purposes.
     We enter into forward contracts for the purchase of gold and silver in order to reduce the effects of fluctuating costs of these commodities. We generally hedge certain planned inventory purchases covering a designated period of no longer than twelve months and amounts consistent with our identified exposure. The purpose of the hedging activities is to minimize the effect of unknown commodity price movements on planned cash flows and to enable us to maintain a consistent and predictable pricing strategy. All forward contracts are currently with four financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.
     We currently account for these forward contracts as undesignated derivative instruments. Accounting for our forward contracts as derivatives instead of hedges does not affect the underlying economics of our risk management strategies and has no impact on the timing or amount of cash flows under any derivative contract. The fair value of our derivative instruments is included in the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. During the term of the contracts, any changes in the fair value of derivative instruments are reported in derivative (gains)/losses on the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the value of the underlying commodity. In the year ended July 31, 2006, gold fluctuated significantly, between a low of $432 per ounce to a high of $715 per ounce. At July 31, 2006, the price of gold was $637 per ounce. Based on our outstanding contracts as of July 31, 2006, we would record a derivatives gain before taxes of approximately $15 million if gold prices increase to the 2006 high (a 12 percent increase from the July 31, 2006 price). In turn, if gold prices were to decrease to the 2006 low (a 32 percent decrease from the July 31, 2006 price), we would record a derivatives loss before taxes of approximately $45 million.
     At July 31, 2006, the mark-to-market value of our outstanding forward contracts was a net loss before taxes of $1.3 million. As of October 9, 2006, the market price of gold had decreased to $577 per ounce. Based on our contracts outstanding as of July 31, 2006, such a decrease would result in a derivatives loss before taxes of approximately $15 million. While we realize a gain or loss on the derivative contract, we typically see a compensating gain or loss in the purchase cost of our products.
     We have classified cash activity associated with derivatives as an operating activity in the consolidated statement of cash flows.
     We enter into foreign currency forward exchange contracts to reduce the effects of fluctuating currency exchange rates. We enter into forward currency exchange contracts with terms that are no longer than twelve months. These contracts are used to hedge certain forecasted inventory, advertising, and purchases relating to real estate activities anticipated to be incurred each fiscal year, denominated in foreign currencies for periods and amounts consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. When utilized, all foreign exchange contracts are denominated in Canadian dollars and are with financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these foreign exchange contracts.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Reclassifications. The classifications in use at July 31, 2006 have been applied to the financial statements for July 31, 2005 and 2004.
Merchandise Inventories
     Our U.S. operations use the LIFO retail method of accounting for inventory. The LIFO charge was $5.8 million, $3.5 million and $2.3 million for the years ended July 31, 2006, 2005 and 2004, respectively. The cumulative LIFO provision reflected on the accompanying consolidated balance sheets was $29.1 million and $23.3 million at July 31, 2006 and 2005, respectively. Domestic inventories on a FIFO basis were $844.4 million and $804.2 million at July 31, 2006 and 2005, respectively. We apply internally developed indices that we believe accurately and consistently measure inflation or deflation in the components of our merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and our overall merchandise mix. We believe our internally developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics (“BLS”) producer price indices or other published indices.
     Our Canadian operations use the FIFO retail method of accounting for inventory. Inventory, net of reserves, was approximately $88.0 million and $72.6 million at July 31, 2006 and 2005, respectively.
     Consigned inventory and related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We maintained consolidated consigned inventory at our retail locations of approximately $175.1 million and $150.9 million at July 31, 2006 and 2005, respectively.
Investments
     Investments in debt and equity securities are reported as Other Assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2006 will contractually mature within 1 to 29 years.
     Investments, principally related to our insurance subsidiaries as of July 31, 2006 and 2005 were as follows:

	July 31, 2006		July 31, 2005
	Cost	Fair Value	Cost	Fair Value
	(amounts in thousands)
U.S. government obligations	$14,249	$13,770	$14,085	$14,036
Corporate bonds and notes	4,153	4,076	5,047	5,071
Corporate equity securities	3,826	4,102	4,373	4,533

	$22,228	$21,948	$23,505	$23,640

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     All investments are classified as available for sale. At July 31, 2006 and 2005, the carrying value of investments included net unrealized losses of approximately ($400,000) and ($500,000), respectively, which are included in other comprehensive income (loss). The net realized gain on investments totaled $91,000 in fiscal year 2006, $400,000 in fiscal year 2005 and $300,000 in fiscal year 2004, as determined on a specific identification basis. Investments with a carrying value of $6.2 million and $4.3 million were on deposit with various state insurance departments at July 31, 2006 and 2005, respectively, as required by law.
Property And Equipment
     Our property and equipment consists of the following:

	July 31, 2006	July 31, 2005
	(amounts in thousands)
Building and Leasehold Improvements	$245,343	$231,274
Furniture and Fixtures	414,833	399,583
Construction in Progress	18,108	17,722

Total Property and Equipment	678,284	648,579
Less: Accumulated Amortization and Depreciation	(394,563)	(366,546)

Total Net Property and Equipment	$283,721	$282,033

     Depreciation expense of $59.8 million, $59.8 million and $56.4 million, respectively, was recorded at July 31, 2006, 2005 and 2004. Property and equipment are depreciated over the estimated useful lives of the assets. Useful lives for leasehold improvements and furniture and fixtures are the remaining term of the lease and three to twelve years, respectively.
     We recorded impairment charges of $19.1 million, $1.5 million, and $0.9 million for the fiscal years ended July 31, 2006, 2005, and 2004, respectively, related to unproductive assets. In fiscal year 2006, impairments included $4.1 million related to certain test stores, $5.2 million related to the terminated information technology initiative and $8.4 million related to the closed Bailey Banks & Biddle stores. These impairment charges, primarily in the Fine Jewelry segment, are included in SG&A and resulted from our ongoing process to evaluate the productivity of our asset base.
Accounts Payable and Accrued Liabilities
     Our accounts payable and accrued liabilities consist of the following:

	July 31, 2006	July 31, 2005
	(amounts in thousands)
Accounts Payable	$174,581	$133,300
Accrued Payroll	41,507	37,882
Accrued Taxes	26,549	49,466
Extended Service Agreement Deferred Revenue	27,480	24,617
Accrued Rent	17,713	12,156
Other Accruals (a)	53,352	38,888

Total Accounts Payable and Accrued Liabilities	$341,182	$296,309

a)	Other Accruals include cash layaway sales in the amount of $5.7 million and $5.8 million for fiscal years 2006 and 2005, respectively.
Non-Current Liabilities
     Our non-current liabilities consist principally of the loss reserves for insurance subsidiaries, reserves for tax contingencies and the long-term portion of the incentive payment received from Citi described below, recognized as deferred income.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Deferred Credit. In connection with the sale of our customer receivables in fiscal year 2000, we entered into a ten year merchant services agreement whereby Citibank U.S.A., NA (“Citi”) will issue private label credit cards branded with appropriate Company trademarks. Citi provides financing for our customers to purchase merchandise in exchange for payment by us of a merchant fee based upon a percentage of each credit card sale. The merchant fee is a flat percentage per credit sale for standard revolving accounts and varies for certain special interest free or deferred payment credit sales, depending on the credit program. We received a $41.8 million incentive for entering into the agreement, the non-current portion of which is classified as a non-current liability on the accompanying consolidated balance sheet. This incentive payment is recognized ratably over the term of the agreement. Deferred credits of $16.7 million and $20.9 million are included in the accompanying consolidated balance sheets at July 31, 2006 and 2005, respectively. The long-term portion of the deferred credits is $12.5 million and $16.7 million at July 31, 2006 and 2005, respectively.
     Post-retirement Benefits. Effective March 31, 2006, we terminated our post-retirement insurance program. As a result of the termination, we recognized a benefit of $13.4 million. Prior to the termination we provided medical, dental, and vision insurance benefits for all eligible retirees and spouses who retired prior to April 1, 2002 with benefits to the latter continuing after the death of the retiree.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Postretirement Benefits (continued)

	July 31, 2006	July 31, 2005
	(amounts in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,612	$4,983
Interest cost	120	280
Plan participant contributions	—	1,217
Curtailments	(3,292)	—
Actuarial loss (gain)	(440)	(921)
Benefits Paid	—	(1,947)

Benefit Obligation at end of year	$—	$3,612

Change in Plan Assets:
Market value at beginning of year	$—	$—
Employer contributions	157	730
Plan participant contributions	1,142	1,217
Benefit payments	(1,299)	(1,947)

Market value at end of year	$—	$—

Beginning of fiscal year assumptions (for Annual Expense) Discount Rate	5.89%	6.00%
End of fiscal year assumptions (for Year-End Benefit Obligation) Discount Rate	N/A	5.21%

Projected Cash Flows:
Net Contributions
Current Fiscal Year	$157	$730
Fiscal Year + 1	—	425
Net Benefit Payments
Current Fiscal Year	$157	$730
Fiscal Year + 1	—	425
Fiscal Year + 2	—	386
Fiscal Year + 3	—	361
Fiscal Year + 4	—	341
Fiscal Year + 5	—	323
Sum of next 5 fiscal years	—	1,306

Reconciliation of Funded Status:
Benefit Obligation	$—	$(3,612)
Unrecognized net actuarial gain	—	(5,821)
Unrecognized prior service cost	—	(3,440)

Net Amount Recognized	$—	$(12,873)

Development of Accrued Benefit Cost:
Accrued last year	$(12,873)	$(14,043)
Plus: Net employer contributions last year	157	730
Plus: Net periodic benefit income expense last year	313	440
Less: Benefit from settlement of retirement benefits obligation	12,403	—

Accrued balance at end of year	$—	$(12,873)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The measurement date used to determine the benefit obligation was July 31, 2005. The health care cost trend rate as of July 31, 2005 was 0.0 percent, as dictated by the plan design change in January 2003.
     Components of net periodic (benefit) cost:

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
	(amounts in thousands)
Service Cost	$—	$—	$—
Interest Cost	120	280	349
Amortization of Prior Cost and Gain	(433)	(720)	(726)
Settlement/Curtailment/Termination of Benefits	(13,403)	—	—

Net Periodic (Benefit) Cost	$(13,716)	$(440)	$(377)

Non-Qualified Retirement Plan
     We have a Supplemental Executive Retirement Plan (the “Plan”). The Plan provides eligible executives with the opportunity to receive payments each year after retirement equal to a portion of their final average pay as defined by the Plan. Effective August 1, 2000, the eligibility requirements were changed to include corporate vice-presidents, division presidents, and division senior vice-presidents. The benefits provided by this plan are funded by corporate-owned life insurance policies. There is no material impact to the financial statements from this Plan.
Long-Term Debt
     Revolving Credit Agreement. We have a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides us up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by our U.S. merchandise inventory. On January 17, 2006, we amended the Revolving Credit Agreement to allow certain U.S. affiliates to guarantee up to CAD $40 million for a revolving credit agreement in the name of Zale Canada Co., to guarantee up to $20 million for other subsidiaries, and to increase the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on our performance under the Revolving Credit Agreement. The amendment extends the terms of the Revolving Credit Agreement through August 11, 2009.
     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. We pay a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. We and our subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. For the year ended July 31, 2006, the weighted average effective interest rate was 5.80 percent as compared to 3.80 percent for the year ended July 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at July 31, 2006 and 2005; and the applicable margin for Base Rate loans was zero percent at July 31, 2006 and 2005. At July 31, 2006 and 2005, $186.1 and $129.8 million, respectively, were outstanding under the Revolving Credit Agreement. Based on the terms of the Revolving Credit Agreement, we had approximately $313.9 million and $370.2 million in available borrowings at July 31, 2006 and July 31, 2005, respectively. The maximum amount outstanding under the Revolving Credit Agreement during fiscal year 2006 was $315.0 million and during fiscal year 2005 was $327.9 million.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     At any time, if remaining borrowing availability under the Revolving Credit Agreement falls below $75 million, we will be restricted in our ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, we will be required to meet a minimum fixed charge coverage ratio. The Revolving Credit Agreement requires us to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions, and asset sales. We are currently in compliance with all of our obligations under the Revolving Credit Agreement.
     Zale Canada Co. entered into a revolving credit agreement (the “Canadian Revolving Credit Agreement”) on January 17, 2006 with a maturity date of August 11, 2009. The Canadian Revolving Credit Agreement provides us up to CAD $30 million in commitments by Bank of America (acting through its Canadian branch). The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent on the preceding month’s unused commitment. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At July 31, 2006, CAD $18.9 million was outstanding under the Canadian Revolving Credit Agreement. For the year ended July 31, 2006, the weighted average effective interest rate was 5.49 percent. The applicable margin for BA based loans was 1.25 percent at July 31, 2006, and the applicable margin for Base Rate loans was zero percent at July 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, we had approximately CAD $11.1 million in available borrowings at July 31, 2006.
Lease Commitments
     We rent most of our retail space under leases that generally range from five to ten years and may contain minimum rent escalations, while kiosk leases generally range from three to five years and carts from 12-18 months. Our headquarters lease extends until 2018. We recognize the minimum rent payments evenly across the period, including the construction period, through the end of the lease term. Lease incentives of $1.4 million for reimbursement of certain leasehold improvement expenditures are being amortized against lease payments over the life of the lease. All existing real estate leases are treated as operating leases. Sublease rental income under noncancelable leases is not material.

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
	(amounts in thousands)
Retail Space:
Minimum Rentals	$228,363	$196,647	$182,520
Rentals Based on Sales	13,359	11,589	12,212

	241,722	208,236	194,732
Equipment and Corporate Headquarters	3,576	1,773	2,823

Total Rent Expense	$245,298	$210,009	$197,555

     Rent expense is included in SG&A.
     Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Future minimum rent commitments as of July 31, 2006, for all noncancelable leases of ongoing operations were as follows:

Minimum Rent Commitments (amounts in thousands)
2007	$197,954
2008	170,396
2009	147,750
2010	127,264
2011	101,205
Thereafter	282,162

Total	$1,026,730

Interest
     Interest expense for the fiscal years ended July 31, 2006, 2005 and 2004 was $11.8 million, $8.4 million and $8.3 million, respectively.
     Interest income for the fiscal years ended July 31, 2006, 2005 and 2004 was $0.6 million, $0.6 million and $0.8 million, respectively.
Income Taxes
     Currently, we file a consolidated income tax return. The effective income tax rate varies from the federal statutory rate of 35 percent as follows:

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
	(amounts in thousands)
Federal Income Tax Expense at Statutory Rate	$24,483	$59,527	$59,089
State Income Taxes, Net of Federal Income Tax Benefit	1,666	2,634	2,657
Tax on Repatriation of Foreign Items (1)	(6,762)	—	—
Canadian Rate Changes (2)	(1,908)	—	—
Foreign Tax Credits (3)	(1,400)	—	—
Other	249	1,142	607

Total Income Tax Expense	$16,328	$63,303	$62,353

Effective Income Tax Rate	23.3%	37.2%	36.9%

(1)	During fiscal year 2006, we repatriated $47.6 million under section 965 of the AJCA, realizing an income tax benefit of $11.9 million. Additionally, management is not certain all future foreign earnings will be permanently reinvested outside the U.S.; therefore, a $5.1 million liability related to the potential income tax on the remaining undistributed earnings offsets the benefit under section 965.

(2)	During fiscal year 2006, Canada enacted new tax rates. The decrease in the revised tax rates resulted in an income tax benefit of approximately $1.9 million.

(3)	During fiscal year 2006, we realized $1.4 million of additional foreign tax credits.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
	(amounts in thousands)
Current Provision:
Federal	$10,598	$36,771	$29,375
Foreign	9,283	9,015	1,786
State	3,535	4,524	216

Total Current Provision	23,416	50,310	31,377

Deferred Provision:
Federal	(3,550)	14,154	22,768
Foreign	(2,178)	(286)	5,606
State	(1,360)	(875)	2,602

Total Deferred Provision	(7,088)	12,993	30,976

Total Income Tax Provision	$16,328	$63,303	$62,353

     As of July 31, 2006, we have a tax net operating loss carryforward (“NOL”) (after limitations) of $40.0 million which represents up to $14.0 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carryforward can be utilized through fiscal year 2008.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2006 and 2005, respectively, are presented below.

	Year Ended
	July 31, 2006	July 31, 2005
	(amounts in thousands)
Current Deferred Taxes:
Assets —
Customer receivables	$292	$467
Accrued liabilities	26,087	22,044
Net operating loss carryforward	6,821	6,821
Inventory reserves	20,738	10,766
Other	1,377	2,078

Total Assets	55,315	42,176

Liabilities —
Merchandise inventories, principally due to LIFO reserve	(107,431)	(98,453)
Accrued liabilities	(9,831)	(8,921)

Deferred Current Tax Liability, Net	$(61,947)	$(65,198)

Non-Current Deferred Taxes:
Assets —
Net operating loss carryforward	$7,176	$13,749
Postretirement benefits	875	5,020
Accrued liabilities	15,416	16,405
State and local taxes	8,420	9,784
Investments	3,286	3,286
Other	2,104	5,408

Total Assets	37,277	53,652

Liabilities —
Property and equipment	(20,020)	(36,126)
Other	(2,511)	(1,380)
Undistributed Earnings	(6,106)	(8,629)
Goodwill	(12,408)	(12,525)

Deferred Non-Current Tax (Liability), Net	$(3,768)	$(5,008)

     A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. We believe that, as of July 31, 2006 and 2005, the realization of our gross deferred income tax assets is more likely than not, and thus, there was no valuation reserve recorded.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Capital Stock
     Common Stock. At July 31, 2006, 150,000,000 shares of common stock, par value $.01 per share (“common stock”) were authorized, 53,645,553 shares of common stock were issued and 48,174,379 shares of common stock were outstanding. At July 31, 2005, 150,000,000 shares of common stock were authorized and 53,055,799 shares were issued and 51,238,543 shares of common stock were outstanding.
     Stock Split. On May 18, 2004, we announced our Board of Directors had approved a two-for-one split of the common stock. The stock split was affected by issuing an additional share of common stock for each outstanding share of that common stock. The additional shares were distributed June 8, 2004 to shareholders of record at the close of business on May 28, 2004. Accordingly we have restated our earnings (loss) per share calculations, as well as reclassified amounts between common stock and additional-paid-in-capital to reflect the impact of the stock split of the outstanding common stock for all periods presented. In accounting for the stock split, 16.3 million shares of treasury stock were deemed reissued and an additional 9.6 million shares were issued. As the treasury shares that were reissued as part of the stock split had been purchased by us during fiscal year 2004 and previous fiscal years, treasury stock has only been reclassified to show the effect of the stock split as of July 31, 2004.
     Preferred Stock. At July 31, 2006 and 2005, 5,000,000 shares of Preferred Stock, par value of $0.01, were authorized. None was issued or outstanding.
     Treasury Stock. We use the par value method of accounting for treasury stock. At July 31, 2006, we held 5,551,174 shares of treasury stock.
     During the fiscal year ended July 31, 2005, we repurchased approximately 2.8 million shares of our common stock at an aggregate cost of $50 million. During fiscal year 2006, we repurchased approximately 3.7 million shares of our common stock at an aggregate cost of $100 million.
     Incentive Stock Plan. As of July 31, 2006, we had four stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “Directors’ Plan”), the Zale Corporation 2003 Stock Incentive Plan (the “Incentive Plan”), and the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”). Under these plans, exercised share options are issued as new shares of common stock.
     The Omnibus Plan expired with respect to new grants on July 30, 2003, and was replaced by the Incentive Plan. Options granted under the Incentive Plan (i) are granted at an exercise price no less than the fair market value of the shares of common stock into which such options are exercisable, (ii) generally vest ratably over a four-year vesting period and (iii) generally expire ten years from the date of grant. Restricted stock granted under the Incentive Plan generally vests on the third anniversary of the grant date and is subject to restrictions on sale or transfer. The Incentive Plan was amended on November 11, 2005 to allow for the grant of time-vesting and performance-based restricted stock units, which entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. In the sole discretion of the Compensation Committee, in lieu of a payout of shares of common stock, the holder of a restricted stock unit may receive a cash payment equal to the fair market value of the number of shares of common stock the holder otherwise would receive under the restricted stock unit. Time-vesting restricted stock units granted under the Incentive Plan generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Performance-based restricted stock units granted entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If we fail to meet the specified performance targets, the holder will not receive any shares of common stock under the performance-based restricted stock units, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the units granted. As of July 31, 2006, 4,043,048 incentive awards were available for grant under the Incentive Plan, and 3,206,944 options, restricted stock shares, and restricted stock units were outstanding for the Omnibus Plan and the Incentive Plan combined.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Directors’ Plan expired with respect to new grants on November 3, 2005, and was replaced by the 2005 Directors’ Plan. The 2005 Directors’ Plan authorizes us to grant options to non-employee directors at the fair market value of the common stock on the date of the grant. Options granted under the 2005 Directors’ Plan vest ratably over a four-year period and expire ten years from the date of grant. The 2005 Directors’ Plan also authorizes restricted stock grants, which vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. As of July 31, 2006, 218,200 incentive awards were available for grant under the 2005 Directors’ Plan, and 186,800 options and restricted stock shares were outstanding for the Directors’ Plan and the 2005 Directors’ Plan on a combined basis.
     We recognized share-based compensation expense related to stock options of $5.3 million before taxes for the fiscal year ended July 31, 2006, as a component of SG&A. As of July 31, 2006, there was $16.1 million (before related tax benefit) of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.2 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.
     The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2006, 2005, and 2004:

	Fiscal Year
	2006	2005	2004
Volatility	33.2%	37.8%	40.2%

Risk-free Interest Rate	4.3%	3.7%	3.6%

Expected lives (years)	5.0	5.0	5.0

Fair value per option granted	$9.37	$10.74	$10.93
Stock option transactions are summarized as follows:

	Shares			Grant Price			Weighted Average Price
	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006	Fiscal 2005	Fiscal 2004
Outstanding, beginning of year	2,871,360	3,922,132	5,578,852	$13.11-30.65	$10.91-29.57	$4.50-23.23	$21.74	$20.81	$18.05
Granted	1,243,000	128,250	813,600	22.89-34.00	25.50-30.65	23.94-29.57	26.85	27.13	27.13
Exercised	(579,254)	(946,209)	(2,336,370)	14.11-27.44	10.91-26.70	4.50-21.75	18.42	18.54	16.68
Cancelled	(413,362)	(232,813)	(133,950)	14.15-34.00	14.15-30.03	4.50-26.55	26.17	22.00	17.65

Outstanding, end of year	3,121,744	2,871,360	3,922,132	$13.11-30.65	$13.11-30.65	$10.91-29.57	$23.80	$21.74	$20.81

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes information about stock options outstanding at July 31, 2006.

Options Outstanding						Options Exercisable
			Weighted Average
Range of Exercise		Number	Remaining Contractual	Weighted Average	Aggregate	Number	Weighted Average	Aggregate
Prices		Outstanding	Term(Years)	Exercise Price	Intrinsic Value	Exercisable	Exercise Price	Intrinsic Value
$10.20	$13.60	2,500	2.3	$13.11		2,500	$13.11
13.60	17.00	490,770	4.7	14.49		477,770	14.49
17.00	20.40	3,000	4.1	17.38		3,000	17.38
20.40	23.80	902,599	5.8	22.82		768,099	22.75
23.80	27.20	432,600	9.2	25.38		40,375	26.12
27.20	30.60	1,289,275	8.5	27.54		586,825	27.51
$30.60	$34.00	1,000	8.4	30.65		250	30.65

		3,121,744	7.2	$23.80	$7,803,033	1,878,819	$22.19	$7,224,959

     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the periods ended July 31, 2006, 2005, and 2004, the total intrinsic value of stock options exercised was $4.7 million, $10.5 million, and $21.9 million, respectively. For the periods ended July 31, 2006, 2005, and 2004, the fair value of the options vested was approximately $7.2 million, $6.9 million and $4.2 million respectively. Cash received from stock options exercised during the period ended July 31, 2006, 2005, and 2004 was approximately $10.7 million, $17.7 million, and $39.6 million, respectively.
     In addition to stock options, we had outstanding restricted stock and restricted stock units granted under the Incentive Plan. We recognized share based compensation expense related to restricted stock of approximately $1.2 million, $660,000, and $0.0 in the periods ended July 31, 2006, 2005, and 2004, respectively. The following table summarizes restricted stock and stock unit activity from the Incentive Plan and the 2005 Directors’ Plan for the periods ended July 31, 2006, 2005, and 2004:

	Shares Units			Price
	FY 2006	FY 2005	FY 2004	FY 2006	FY 2005	FY 2004
Non-vested Outstanding at Beginning of Year	70,300	75,300	—	$27.44	$27.44	$—
Granted, Incentive Plan Performance-based Units	107,200	—	—	27.03	—	—
Granted, Incentive Plan and 2005 Directors Plan Shares	18,627	—	75,300	25.97	—	27.44
Granted, Incentive Plan Time-vested Units	140,700	—	—	24.27	—	—
Canceled, Incentive Plan Time-vested Units	19,700	—	—	27.03	—	—
Canceled, Incentive Plan Performance-based Units	19,700	—	—	27.03	—	—
Canceled, Incentive Plan and 2005 Directors’ Plan Shares	17,300	5,000	—	27.40	27.44	—
Vested, Incentive Plan Shares	45,127	—	—	26.93	—	—
Vested, Incentive Plan Time-vested Units	40,000	—	—	27.03	—	—
Vested, Incentive Plan Performance-based Units	40,000	—	—	27.03	—	—

Non-vested Outstanding at End of Year	155,000	70,300	75,300	$24.18	$27.44	$27.44

     As of July 31, 2006, 2005 and 2004, 1,878,819, 1,440,594, and 1,457,457 of options outstanding were exercisable at a weighted average exercise price of $22.19, $20.23, and $19.52, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Earnings Per Common Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by us represent the only dilutive effect reflected in diluted weighted average shares. After giving effect to the stock split in fiscal year 2004, for the fiscal years ended July 31, 2006, 2005 and 2004, there were antidilutive common stock equivalents of 1,911,563, 27,119, and 26,530 respectively.

	Year Ended July 31
	2006	2005	2004
	(amounts in thousands, except per share annum)
Net earnings available to stockholders	$53,622	$106,775	$106,473
Basic:
Weighted average number of common shares outstanding	48,808	51,280	52,650

Net earnings per share — basic	$1.10	$2.08	$2.02

Diluted:
Basic weighted average number of common shares outstanding	48,808	51,280	52,650

Effect of dilutive stock options:
Stock options	403	695	869

Diluted weighted average number of common shares outstanding as adjusted	49,211	51,975	53,519

Net earnings per share — diluted	$1.09	$2.05	$1.99

Comprehensive Income
     Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income are reported in the accompanying consolidated statements of stockholders’ investment. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.
Segments
     We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.
     The Fine Jewelry segment consists of six principal brands, which sell diamonds, gemstone, gold jewelry and watches. These six brands have been aggregated into one reportable segment. The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, Silver and Gold Connection®, (in the U.S.) and Peoples II™ (in Canada) through mall based kiosks and carts and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. The All Other segment includes credit insurance operations, which provide offerings of insurance coverage primarily to our private label credit card customers. Management’s expectation is that overall economics of each of our major concepts within each reportable segment will be similar over time.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The reportable segments are groups of brands that offer merchandise with similar commodity characteristics and merchandise mix. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add meaningful value and is not consistent with the manner in which we make decisions.
     We use earnings before unallocated corporate overhead, interest and taxes but including an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.
     Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31
Selected Financial Data by Segment	2006	2005	2004
	(amounts in thousands, except per share amounts)
Revenues:
Fine Jewelry (a)	$2,149,217	$2,089,261	$2,022,214
Kiosk (b)	276,619	280,897	269,660
All Other	13,141	12,908	12,566

Total Revenues	$2,438,977	$2,383,066	$2,304,440

Depreciation & Amortization Expense
Fine Jewelry	$43,273	$44,410	$41,757
Kiosk	5,571	4,708	4,199
All Other	—	—	—
Unallocated	10,927	10,722	10,425

Total Depreciation & Amortization Expense	$59,771	$59,840	$56,381

Operating Earnings (Loss)
Fine Jewelry	$108,082	$147,414	$153,739
Kiosk	20,402	29,030	25,951
All Other	6,443	6,824	6,603
Unallocated (c)	(53,792)	(5,465)	(9,939)

Total Operating Earnings	$81,135	$177,803	$176,354

Assets (d)
Fine Jewelry (e)	$1,119,679	$1,103,142	$1,055,755
Kiosk (f)	124,415	117,125	111,238
All Other	39,261	35,670	37,737
Unallocated	179,213	124,963	137,354

Total Assets	$1,462,568	$1,380,900	$1,342,084

Capital Expenditures
Fine Jewelry	$54,942	$59,587	$42,535
Kiosk	7,750	8,650	6,038
All Other	—	—	—
Unallocated	20,026	14,887	12,215

Total Capital	$82,718	$83,124	$60,788

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Includes $229.6, $198.3 and $174.1 million in fiscal years 2006, 2005, and 2004, respectively, related to foreign operations.

(b)	Includes $7.7 and $6.6 million in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in this segment prior to fiscal year 2005.

(c)	Includes $36.7 million related to the special charge, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $5.3 million related to share-based compensation expense and $2.4 million related to accrued percentage rent. Also, includes $70.9, $71.0, and $65.9 million in fiscal years 2005, 2004, and 2003, respectively, to offset internal carrying costs charged to the segments.

(d)	Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements, and technology infrastructure.

(e)	Includes $28.8, $27.2 and $23.2 million of fixed assets in fiscal years 2006, 2005 and 2004, respectively, related to foreign operations.

(f)	Includes $466,000 and $390,000 of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in this segment prior to fiscal year 2005.
Commitments and Contingencies
     We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves have been established based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect to our financial position or results of operations.
New Accounting Pronouncements
     FASB Interpretation No. 48. The Financial Accounting Standards Board (“FASB”) released Interpretation 48, “Accounting for Uncertainty in Income Taxes,” in June 2006. Interpretation 48 supplements FASB Statement 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits of tax positions in the financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt Interpretation 48 for fiscal year ending July 31, 2008. At adoption, our financial statements will be adjusted to reflect those positions that are more-likely-than-not to be sustained at the adoption date. We will record any necessary adjustments directly to retained earnings on August 1, 2007 as a change in accounting principle. Over the next fiscal year, we will begin the process of reassessing our worldwide historical tax positions in order to apply Interpretation 48. At this time, we do not anticipate this will result in a material adjustment to our results of operations, balance sheet or cashflows.
Guarantee Obligations
     In accordance with Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.
     Credit Programs. Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to our customers through our private label credit card program in exchange for payment by us of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between us and Citi) are assumed entirely by Citi without recourse to us, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
     In an effort to better service customers, we and Citi developed a program that extends credit to qualifying customers above the approved credit amount (the “Shared Risk Program”). The extension of incremental credit is at our discretion to accommodate larger sales transactions. We bear the responsibility

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.
     Under the Shared Risk Program, we incurred approximately $107,000 in losses for fiscal year 2006, compared to losses of $28,000 for the previous fiscal year, and believe that future losses will not have a material impact on our financial position or results of operations.
     Product Warranty Programs. We sell ESAs to customers to cover sizing and breakage for a two-year period on certain products purchased from us. In fiscal year 2006, we began to offer a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The revenue from these agreements is recognized over the service period at the rates the related costs are expected to be incurred in performing the covered services. We also provide warranty services that cover diamond replacement costs on certain diamond merchandise sold as long as the customer follows certain inspection practices over the time of ownership of the merchandise. We have established a reserve for potential non-ESA warranty issues based on actual historical expenses.
     The changes in our product warranty liability for the reporting periods are as follows:

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
	(amounts in thousands)
Beginning Balance	$28,264	$31,794	$32,160
Extended Service Agreements Sold	77,586	59,415	50,183
Extended Service Agreements Revenue Recognized	(74,066)	(62,945)	(50,549)

Ending Balance	$31,784	$28,264	$31,794

Benefit Plans
     Defined Contribution Retirement Plan. We maintain the Zale Corporation Savings & Investment Plan (the “Investment Plan”). As amended and restated in fiscal year 2006, it allows all employees who are at least age 21 to participate in the Investment Plan, although new employees are required to complete one year of continuous service with us to be eligible to participate. Each employee can contribute from one percent to 60 percent of his or her annual salary subject to IRS limitations, (30 percent for highly-compensated employees). Employees who have not otherwise elected will be automatically enrolled in the Investment Plan at a contribution rate of two percent upon satisfying all eligibility requirements. Through February 2002, we matched one dollar in common stock for every dollar an employee contributes to the plan up to four percent of annual compensation, subject to Internal Revenue Service (“IRS”) limitations. Effective March 1, 2002, we match $0.50 in common stock or cash for every dollar an employee contributes to the plan up to four percent of annual compensation subject to IRS limitations.
     Through February 2002, matching contributions were made on a monthly basis. Effective March 1, 2002, matching contributions are made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees vest in our matched contributions immediately. Our provisions for matching contributions were $2.1 million, $2.1 million and $2.7 million for fiscal years 2006, 2005 and 2004, respectively.
Financial Instruments
     As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.
     The fair value of our derivative instruments is included in the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. During the term of these contracts, any changes in the fair value of derivative instruments are reported in derivative (gains)/losses on the consolidated statements of operations.
     For fiscal year 2006, the carrying amount of $202.8 million related to the Revolving Credit Agreement approximates fair value due to the variable interest rate on long-term debt.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The investments of our insurance subsidiaries, primarily stocks and bonds in the amount of $21.9 million and $23.6 million, approximate market value at July 31, 2006 and July 31, 2005, respectively, and are reflected in Other Assets on the accompanying consolidated balance sheets. Investments are classified as available for sale and are carried at fair value.
     Concentrations of Business and Credit Risk. During fiscal years 2006 and 2005, we purchased approximately 22 percent of our finished merchandise from our top five vendors, including more than six percent from one vendor in 2006. If supply between us and these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. During fiscal year 2006, our direct sourcing organization accounted for approximately seven percent of our merchandise requirements. As of July 31, 2006 and 2005, we had no significant concentrations of credit risk.
     Subsequent Event. On September 24, 2006, we announced that Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, effective October 16, 2006. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.
Other Matters
     SEC Investigation. On April 10, 2006, we announced that the SEC had initiated a non-public investigation into various accounting and other matters related to our business, including accounting for ESAs, leases and accrued payroll. Subpoenas issued in connection with the investigation requested materials relating to these accounting matters as well as to executive compensation and severance, earnings guidance, stock trading, and the timing of certain vendor payments. On September 21, 2006, the staff of the SEC notified us that the investigation of Zale Corporation had been terminated with no enforcement action being recommended.
     Litigation. We and certain current and former directors and officers are defendants in six purported class action lawsuits arising, in general, from the matters that the SEC was investigating. All six lawsuits are in preliminary stages. We are also named as a defendant in a number of other lawsuits arising in the ordinary course of our business.
     Executive Changes. Effective January 31, 2006, President and Chief Executive Officer Mary L. Forté resigned. Mary E. Burton, a member of our Board of Directors, was appointed Acting Chief Executive Officer. Subsequently, Ms. Burton was permanently appointed as President and Chief Executive Officer. She remains as a director of the Company.
     Effective February 16, 2006, John Zimmermann was appointed President of Zale North America, responsible for the Zales Jewelers, Peoples Jewellers, Mappins Jewellers, and Peoples II brands. Mr. Zimmermann had formerly been President of Zale Canada which included the Peoples Jewellers and Mappins Jewellers brands.
     On March 23, 2006, Chief Operating Officer and Executive Vice President Sue E. Gove resigned.
     On May 5, 2006, Chief Financial Officer and Group Senior Vice President Mark Lenz was placed on administrative leave. This decision was made after discussions with our outside auditors concerning Mr. Lenz’s failure to timely disclose in conversations with the auditors that vendor payments scheduled to be made during the last two weeks of our fiscal year ended July 31, 2005 were delayed until the first week of August 2005. We believe that both cash and accounts payable were properly reflected on the balance sheet. Mr. Lenz’s employment ended on July 31, 2006 upon the expiration of his employment contract.
     On May 5, 2006, George R. Mihalko, Jr. was elected as a director of the Company and agreed to serve as Acting Chief Administrative Officer and Acting Chief Financial Officer.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Bailey Banks & Biddle Store Closings. During the second quarter of fiscal year 2006, we closed 32 Bailey Banks & Biddle stores, 29 of which were managed by a third party liquidator during part of or all of the quarter as part of the brand’s strategy to improve performance and profitability. We incurred a total of $21.2 million after taxes or $0.43 per diluted share, related to the Bailey Banks & Biddle closings for the fiscal year.
     American Jobs Creation Act. On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated to the U.S. from foreign operations, as defined in the AJCA. We have a Canadian subsidiary for which we elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, we executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.9 million partially offset by a liability of $5.1 million related to management’s decision not to elect APB 23 for the fiscal year ending July 31, 2006. The net income tax benefit realized was $6.8 million, or $0.14 per diluted share for the fiscal year ended July 31, 2006.
     Texas Margin Tax. In May 2006, the Texas legislature enacted a new law that changes the present Texas franchise tax system and replaces it with a new tax system, the Texas margin tax. The Texas margin tax is a significant change because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. We conduct certain operations through Texas limited partnerships and will become subject to the new Texas margin tax. We will comply with the Texas margin tax effective January 1, 2008. The computation of the tax liability will be based on revenues as of July 31, 2007, as reduced by certain deductions.
     In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, we estimated the net charge to deferred tax expense is immaterial. The estimate is based on the Texas margin tax law in its current form.
Quarterly Results of Operations (Unaudited)
     Unaudited quarterly results of operations for the fiscal years ended July 31, 2006 and 2005 were as follows (amounts in thousands except per share data):

	Fiscal Year 2006
	For the Three Months Ended
	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005
Total Revenues	$490,695	$526,895	$993,749	$427,639
Cost of Sales	257,370	254,361	495,094	208,812
Net Earnings (Loss)	(27,362)	16,831	87,815	(23,661)
Net Earnings (Loss) per diluted share	$(0.57)	$0.35	$1.78	$(0.47)

	Fiscal Year 2005
	For the Three Months Ended
	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004
Total Revenues	$472,343	$515,618	$972,332	$422,773
Cost of Sales	225,566	246,151	480,229	205,280
Net Earnings (Loss)	4,053	14,456	99,197	(10,933)
Net Earnings (Loss) per diluted share	$0.08	$0.28	$1.91	$(0.21)

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of October, 2006.

ZALE CORPORATION
By:	/s/ Mary E. Burton
Mary E. Burton
President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary E. Burton and George R. Mihalko, Jr., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him or her, in his or her name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary E. Burton	President, Chief Executive Officer

Mary E. Burton	and Director (principal executive officer of the registrant)	October 12, 2006

/s/ George R. Mihalko, Jr.	Chief Administrative Officer, Chief

George Mihalko	Financial Officer and Director (principal financial officer of the registrant)	October 12, 2006

/s/ Cynthia T. Gordon	Senior Vice President, Controller

Cynthia T. Gordon	(principal accounting officer of the registrant)	October 12, 2006

/s/ Richard C. Marcus	Chairman of the Board	October 12, 2006

Richard C. Marcus

/s/ J. Glen Adams	Director	October 12, 2006

J. Glen Adams

/s/ John B. Lowe, Jr.	Director	October 12, 2006

John B. Lowe, Jr.

/s/ Thomas C. Shull	Director	October 12, 2006

Thomas C. Shull

/s/ David M. Szymanski	Director	October 12, 2006

David M. Szymanski

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Exhibit
Number	Description of Exhibit

4.1c	Amendment to the Revolving Credit Agreement, dated as of January 17, 2006

10.1	Zale Corporation Savings and Investment Plan, as amended

10.4a	Zale Corporation 2003 Stock Incentive Plan, as amended

10.6a	Zale Corporation Outside Directors’ 2005 Stock Incentive Plan, as amended

10.8	Supplemental Executive Retirement Plan, as amended

10.10	Employment Agreement with Mary E. Burton

10.13	Employment Agreement with Gilbert P. Hollander

10.14	Employment Agreement with Frank C. Mroczka

10.18	Zale Corporation Bonus Plan

10.21	Base Salaries of Named Executive Officers

21	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.2	Compensation Committee Charter
The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.