Form 10-Q
period 2006-10-31
ZALE CORP
filed 2006-12-08
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
For the quarterly period ended October 31, 2006
Zale Corporation
A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129
901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000
     Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     Zale Corporation is a large accelerated filer.
     Zale Corporation is not a shell company.
     As of November 30, 2006, 48,588,258 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

Part I. Financial Information
Item 1. Financial Statements
ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	October 31,
	2006	2005
Total Revenues	$432,488	$427,639
Cost and Expenses:
Cost of Sales	207,464	208,812
Selling, General and Administrative Expenses	236,975	237,255
Cost of Insurance Operations	1,547	1,825
Depreciation and Amortization Expense	14,851	15,294
Derivative Loss	8,560	—

Operating Loss	(36,909)	(35,547)
Interest Expense, Net	5,256	2,354

Loss Before Income Taxes	(42,165)	(37,901)
Income Taxes	(15,770)	(14,240)

Net Loss	(26,395)	(23,661)

Loss Per Common Share
Basic Net Loss Per Share	$(0.55)	$(0.47)

Loss Per Common Share
Diluted Net Loss Per Share	$(0.55)	$(0.47)

Weighted Average Number of Common Shares and Common Shares Outstanding:
Basic	48,210	50,599
Diluted	48,210	50,599
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited; amounts in thousands)

	October 31,	July 31,	October 31,
	2006	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$50,396	$42,594	$40,361
Merchandise Inventories	1,188,701	903,294	1,007,244
Other Current Assets	106,796	103,356	86,900

Total Current Assets	1,345,893	1,049,244	1,134,505

Property and Equipment, Net	297,771	283,721	283,638
Goodwill, Net	96,859	96,339	93,361
Other Assets	28,764	33,264	33,153

Total Assets	$1,769,287	$1,462,568	$1,544,657

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$471,522	$341,182	$379,840
Deferred Tax Liability, Net	59,429	61,947	56,373

Total Current Liabilities	530,951	403,129	436,213

Non-current Liabilities	18,740	20,105	35,920
Deferred Tax Liability, Net	7,803	3,768	13,966
Long-term Debt	397,321	202,813	270,200
Long-term Accrued Rent	32,402	31,504	31,052

Stockholders’ Investment:
Common Stock	482	482	531
Additional Paid-In Capital	115,864	110,105	91,171
Accumulated Other Comprehensive Income	34,852	33,564	30,374
Accumulated Earnings	782,464	808,859	731,576
Deferred Compensation	(1,592)	(1,761)	(1,110)

	932,070	951,249	852,542
Treasury Stock	(150,000)	(150,000)	(95,236)

Total Stockholders’ Investment	782,070	801,249	757,306

Total Liabilities and Stockholders’ Investment	$1,769,287	$1,462,568	$1,544,657

See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; amounts in thousands)

	Three Months Ended
	October 31,
	2006	2005
Net Cash Flows from Operating Activities
Net loss	$(26,395)	$(23,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,851	15,294
Amortization of long-term debt issuance costs	285	284
Deferred taxes	1,449	(293)
Loss from disposition of property and equipment	843	1,286
Impairment of fixed assets	—	8,400
Stock compensation expense	634	1,929
Derivative loss	2,427
Changes in assets and liabilities
Merchandise inventories	(284,770)	(150,835)
Other current assets	4,871	(13,078)
Other assets	(281)	684
Accounts payable and accrued liabilities	121,067	73,955
Non-current liabilities	(1,365)	(1,405)

Net cash used in operating activities	$(166,384)	$(87,440)

Net Cash Flows from Investing Activities
Additions to property and equipment	(29,511)	(25,513)
Purchase of available-for-sale investments	—	(11)
Proceeds from sale of available-for-sale investments	4,438	1,436

Net cash used in investing activities	$(25,073)	$(24,088)

Net Cash Flows from Financing Activities
Borrowings under revolving credit agreement	760,528	377,200
Payments on revolving credit agreement	(566,020)	(236,800)
Proceeds from exercise of stock options	3,894	266
Excess tax benefit on stock option exercised	823	165
Purchase of common stock	—	(45,236)

Net cash provided by financing activities	$199,225	$95,595

Effect of exchange rate changes on cash	34	848

Net increase/(decrease) in cash and cash equivalents	7,802	(15,085)

Cash and cash equivalents at beginning of period	42,594	55,446

Cash and cash equivalents at end of period	$50,396	$40,361

Supplemental Cash Flow Information
Interest paid	$4,796	$2,740
Interest received	$307	$118
Income taxes paid (net of refunds received)	$(5,973)	$14,126
See Notes to Consolidated Financial Statements

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
BASIS OF PRESENTATION
     We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At October 31, 2006, we operated 1,475 specialty retail jewelry stores and 891 kiosk and cart locations primarily in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.
     Our Fine Jewelry segment is comprised of six brands: Zales Jewelers®, Zales Outlet, Gordon’s Jewelers®, Bailey Banks & Biddle Fine Jewelers®, Peoples Jewellers®, Mappins Jewellers®, and our e-commerce businesses which include zales.com and baileybanksandbiddle.com.
     The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, Silver and Gold Connection® (in the U.S.) and Peoples II™ (in Canada).
     The All Other segment includes insurance and reinsurance operations.
     The accompanying Consolidated Financial Statements and related notes are those of our business as of and for the three-month periods ended October 31, 2006 and October 31, 2005. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The Consolidated Financial Statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2006 (“fiscal year 2006”). The classifications in use at October 31, 2006 have been applied to the financial statements for July 31, 2006 and October 31, 2005.
LOSS PER COMMON SHARE
     Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. A loss causes all outstanding stock options to be anti-dilutive due to an increase of the weighted average shares from the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. The potential dilution would decrease the loss per share, which is inconsistent with the conservative measure of performance the earnings per share calculation represents. Since we recorded a net loss for the periods ended October 31, 2006 and 2005, the basic and dilutive losses per common share are the same for each of the respective periods. Our only common stock equivalents are stock options, restricted stock shares and restricted stock units. There were outstanding stock options of 3,537,618 and 3,690,215 at October 31, 2006 and October 31, 2005, respectively.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued

	Three Months Ended
	October 31,
	2006	2005
	(amounts in thousands
	except per share amounts)
Net loss, as reported	$(26,395)	$(23,661)

Basic:
Weighted average number of common shares outstanding	48,210	50,599

Net loss per common share — basic	$(0.55)	$(0.47)

Diluted:
Weighted average number of common shares outstanding	48,210	50,599

Net loss per common share — diluted	$(0.55)	$(0.47)

STOCK-BASED COMPENSATION
     As of October 31, 2006, we had four stock incentive plans under which there were outstanding awards: the Zale Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Zale Corporation Outside Directors’ 1995 Stock Option Plan (the “1995 Directors’ Plan”), the Zale Corporation 2003 Stock Incentive Plan (the “Incentive Plan”), and the Zale Corporation Outside Directors’ 2005 Stock Incentive Plan (the “2005 Directors’ Plan”). Under these plans, exercised share options are issued as new shares of common stock.
     The Omnibus Plan expired with respect to new grants on July 30, 2003, and was replaced by the Incentive Plan. Options granted under the Incentive Plan (i) are granted at an exercise price no less than the fair market value of the shares of common stock into which such options are exercisable, (ii) generally vest ratably over a four-year vesting period and (iii) generally expire ten years from the date of grant. Restricted stock shares and units granted under the Incentive Plan generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. The Incentive Plan was amended on November 11, 2005 to allow for the grant of time-vesting and performance-based restricted stock units which entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. In the sole discretion of the Compensation Committee, in lieu of a payout of shares of common stock, the holder of a restricted stock unit may receive a cash payment equal to the fair market value of the number of shares of common stock the holder otherwise would receive under the restricted stock unit. Time-vesting restricted stock units granted under the Incentive Plan generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Performance-based restricted stock units granted entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If the specified performance targets are not met, the holder will not receive any shares of common stock under the performance-based restricted stock units, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the specified number of shares granted. As of October 31, 2006, 3,392,306 incentive awards were available for grant under the Incentive Plan, and 3,573,518 options, restricted stock shares, and restricted stock units were outstanding for the Omnibus Plan and the Incentive Plan combined.
     The 1995 Directors’ Plan expired with respect to new grants on November 3, 2005, and was replaced by the 2005 Directors’ Plan. The 2005 Directors’ Plan authorizes us to grant options to non-employee (outside) directors at the fair market value of the common stock on the date of the grant. Options granted under the 2005 Directors’ Plan vest ratably over a four-year period and expire ten years from the date of grant. The 2005 Directors’ Plan also authorizes restricted stock grants, which vest on the first anniversary of the grant date and are

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
subject to restrictions on sale or transfer. As of October 31, 2006, 212,900 incentive awards were available for grant under the 2005 Directors’ Plan, and 192,100 options and restricted stock shares were outstanding for the 1995 Directors’ Plan and the 2005 Directors’ Plan on a combined basis.
     We recognized share-based compensation expense related to stock options of $1.3 million before taxes and $1.9 million before taxes for the three-month periods ended October 31, 2006 and 2005, respectively, as a component of selling, general and administrative expenses (“SG&A”). As of October 31, 2006, there was $14.9 million (before related tax benefit) of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.
     The following table presents the weighted-average assumptions used in the option pricing model for the periods ended October 31, 2006 and October 31, 2005 for stock option grants:

	Three Months Ended
	October 31,
	2006	2005
Volatility	29.14%	35.95%

Risk-free interest rate	4.77%	3.91%

Expected lives (years)	5.0	5.0

Fair value per option granted	$9.57	$10.41
     The following table summarizes stock option activity for the period ended October 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term	Intrinsic Value
Outstanding, July 31, 2006	3,121,744	$23.80
Granted	646,100	27.42
Exercised	197,445	19.38
Cancelled/Expired	32,781	26.85

Outstanding, October 31, 2006	3,537,618	$24.68	7.9	$14,729,128

Exercisable, October 31, 2006	1,803,250	$22.83	6.7	$10,846,033

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three-month periods ended October 31, 2006 and October 31, 2005, the total intrinsic values of stock options exercised were approximately $1.6 million and $238,000, respectively. For the three-month periods ending October 31, 2006 and October 31, 2005, the fair values of the options vested were approximately $1.4 million and $103,000, respectively. Cash received from stock options exercised during the three-month period was approximately $3.9 million for the current year and $266,000 for the same period in the prior year.
     In addition to stock options, we have outstanding restricted stock and restricted stock units granted under the Incentive Plan. We recognized share-based compensation expense related to restricted stock and restricted stock units of approximately $169,000 and $159,000 in the three-month periods ended October 31, 2006 and 2005, respectively.
     The following table summarizes restricted stock and stock unit activity from the Incentive Plan and the 2005 Directors’ Plan for the period ended October 31, 2006:

		Market Value per
	Shares/Units	Share/Unit
Non-vested, July 31, 2006	155,000	$24.18
Granted, Incentive Plan time-vested units	48,641	27.33
Granted, Incentive Plan performance-based units	30,500	27.53
Vested, Incentive Plan time-vested units	(6,141)	26.46

Non-vested, October 31, 2006	228,000	$26.85

COMPREHENSIVE LOSS
     Comprehensive loss represents the change in equity during a period from transactions and other events except those resulting from investments by and distributions to stockholders. The components of comprehensive loss for the three-month periods ended October 31, 2006, and 2005 are as follows:

	Three Months Ended
	October 31,
	2006	2005
	(amounts in thousands)
Net loss	$(26,395)	$(23,661)
Other Comprehensive Income/Loss:
Unrealized gain/(loss) on investment securities, net	(59)	(285)
Unrealized gain/(loss) on derivative instruments	—	807
Cumulative translation adjustments	1,347	5,733

Total Comprehensive Loss	$(25,107)	$(17,406)

     Income taxes are generally not provided for foreign currency translation adjustments or such adjustments that relate to permanent investments in international subsidiaries.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
SEGMENTS
     We report our business under three segments: Fine Jewelry, Kiosk Jewelry and All Other. We group our brands into segments based on the similarities in commodity characteristics of the merchandise and the product mix. The All Other segment includes insurance and reinsurance operations. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add meaningful value and is not consistent with the manner in which we make decisions.
     Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

	Three Months Ended
	October 31,
	2006	2005
Selected Financial Data by Segment	(amounts in thousands)
Revenues
Fine Jewelry (a)	$376,589	$373,021
Kiosk (b)	52,406	51,414
All Other	3,493	3,204

Total Revenues	$432,488	$427,639

Depreciation and Amortization Expense
Fine Jewelry	$10,912	$11,003
Kiosk	1,432	1,312
All Other	—	—
Unallocated	2,507	2,979

Total Depreciation and Amortization Expense	$14,851	$15,294

Operating Earnings/(Loss)
Fine Jewelry	$(24,706)	$(29,465)
Kiosk	(6,152)	(3,817)
All Other	1,946	1,379
Unallocated (c)	(7,997)	(3,644)

Total Operating Earnings/(Loss)	$(36,909)	$(35,547)

Assets (d)
Fine Jewelry	$1,470,117	$1,255,418
Kiosk	135,898	132,007
All Other	—	—
Unallocated	163,272	157,232

Total Assets	$1,769,287	$1,544,657

(a)	Includes $42.8 and $38.0 million for the three-month periods ended October 31, 2006 and 2005, respectively, related to foreign operations.

(b)	Includes $2.1 and $1.5 million for the three-month periods ended October 31, 2006 and 2005, respectively, related to foreign operations.

(c)	Includes $18.9 and $16.9 million to offset internal carrying costs charged to the segments for the three-month periods ended October 31, 2006 and 2005, respectively, and $8.6 million in derivative losses for the quarter ended October 31, 2006.

(d)	Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructures.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.
DERIVATIVE FINANCIAL INSTRUMENTS
     For the period ended October 31, 2006, the mark-to-market value of our outstanding forward contracts was a net loss before taxes of $2.5 million. In addition, during the quarter ended October 31, 2006, we recorded losses of $6.1 million for derivative instruments settled in the first quarter, for a total loss on derivatives of approximately $8.6 million before taxes. On November 1, 2006, we terminated a portion of the outstanding contracts and realized a loss of $4.3 million. Combined with the previously recorded unrealized loss of $4.6 million on those terminated contracts, we recognized a net gain of approximately $350,000.
     We have classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.
LONG-TERM DEBT
     Revolving Credit Facilities. We have a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides us up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by our U.S. merchandise inventory. On January 17, 2006, we amended the Revolving Credit Agreement to allow certain U.S. affiliates to guarantee up to CAD $40 million for a revolving credit agreement in the name of Zale Canada Co., to guarantee up to $20 million for other subsidiaries, and to increase the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on our performance under the Revolving Credit Agreement. The Revolving Credit Agreement matures August 11, 2009.
     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. We pay a quarterly commitment fee of 0.25 percent per annum on the average unused commitment for each quarter. We and our subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. For the quarter ended October 31, 2006, the weighted average effective interest rate was 6.61 percent as compared to 4.89 percent for the quarter ended October 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at October 31, 2006 and 2005; and the applicable margin for Base Rate loans was zero percent at October 31, 2006 and 2005. At October 31, 2006 and 2005, $370.6 and $270.2 million, respectively, were outstanding under the Revolving Credit Agreement. Based on the terms of the Revolving Credit Agreement, we had approximately $129.4 million and $229.8 million in available borrowings at October 31, 2006 and October 31, 2005, respectively.
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
     Zale Canada Co. has a revolving credit agreement (the “Canadian Revolving Credit Agreement”) that matures August 11, 2009, that provides us up to CAD $30 million in commitments. The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent per annum on the average unused commitment for each quarter. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2006, CAD $30.0 million was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended October 31, 2006, the weighted average effective interest rate was 5.70 percent. The applicable margin for BA based loans was 1.25 percent at October 31, 2006, and the applicable margin for Base Rate loans was zero percent at October 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, we had no available borrowings at October 31, 2006.
COMMITMENTS AND CONTINGENCIES
     We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves have been established based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.
     Securities and ERISA Litigation. We are named as a defendant in six lawsuits arising, in general, from matters that were the subject of an SEC investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended. The lawsuits are: (a) Levy v. Zale Corp., No. 1:06-CV-05464, filed July 19, 2006, U.S. District Court for the Southern District of New York, (b) Agoos v. Zale Corp., No. 1:06-CV-5877, filed August 3, 2006, U.S. District Court for the Southern District of New York, (c) Pipefitters Local No. 636 Defined Benefit Plan v. Zale Corp., No. 3:06-CV-1470, filed August 15, 2006, U.S. District Court for the Northern District of Texas, (d) Chester v. Zale Corp., No. 1:06-CV-06387, filed August 23, 2006, U.S. District Court for the Southern District of New York, (e) Salvato v. Zale Corp., No. 3-06 CV 1124-D, filed June 26, 2006, U.S. District Court for the Northern District of Texas, and (f) Connell v. Zale Corp., No. 06 CV 5995, filed August 7, 2006, U.S. District Court for the Southern District of New York. Mary L. Forté, Mark R. Lenz, and Sue E. Gove are named as defendants in all six lawsuits. Cynthia T. Gordon is also named as a defendant in the Levy, Agoos, and Chester lawsuits. Richard C. Marcus, J. Glen Adams, Mary E. Burton, John B. Lowe, Jr., Thomas C. Shull, David M. Szymanski, and the Zale Corporation Savings and Investment Plan Committee also are named as defendants in the Salvato and Connell lawsuits. On October 16, 2006, the Levy, Agoos, Chester, and Connell lawsuits were ordered transferred to the United States District Court for the Northern District of Texas. On November 30, 2006, the Levy, Agoos, and Chester lawsuits were consolidated with the Pipefitters lawsuit. The consolidated lawsuit was renamed In re Zale Corporation Securities Litigation. The consolidated securities action and both ERISA cases are now pending in the United States District Court for the Northern District of Texas.
     All of the lawsuits are purported class actions. The plaintiffs in the consolidated securities action allege various violations of securities laws based upon our public disclosures. In the Salvato and Connell lawsuits the plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock. The plaintiffs in all of the lawsuits request unspecified compensatory damages and costs and, in the Salvato and Connell lawsuits, injunctive relief and attorneys’ fees. All of the lawsuits are in preliminary stages. We intend to vigorously contest all of the lawsuits.
GUARANTEE OBLIGATIONS
     In accordance with Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” specific credit and product warranty programs are subject to the following disclosure in interim and annual financial statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
     Credit Programs. Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to our customers through our private label credit card program in exchange for payment by us of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to us, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
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
     Under the Shared Risk Program, we incurred approximately $45,000 in losses for the three-month period ended October 31, 2006, and we believe that future losses will not have a material impact on our financial position or results of operations.
     Product Warranty Programs. We offer our customers two warranty programs: extended service agreements (“ESAs”) that cover sizing and breakage for a two-year period on certain products purchased from us, and a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing and breakage for a 12-month period, as well as theft replacement coverage for the same 12-month period. The revenues from these agreements are recognized over the service period at the rates the related costs are expected to be incurred in performing covered services under the agreements. Any significant change in the proportion of costs expected to be incurred in performing services under the agreements could result in a change in the amount of revenue recognized. For instance, a five percent change on an annual basis in the timing of services under these agreements could result in a five percent change in the revenue recognized.
     The changes in our product warranty liability for the reporting periods are as follows:

	Three Months Ended
	October 31,
	2006	2005
	(amounts in thousands)
Beginning Balance	$31,784	$28,264
Extended Service Agreements Sold	14,983	13,119
Extended Service Agreements Revenue Recognized	(16,301)	(13,998)

Ending Balance	$30,466	$27,385

NEW ACCOUNTING PRONOUNCEMENTS
     FASB Interpretation No. 48. The Financial Accounting Standards Board (“FASB”) released Interpretation 48, “Accounting for Uncertainty in Income Taxes,” in June 2006. Interpretation 48 supplements FASB Statement 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits of tax positions in the financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt Interpretation 48 for our fiscal year ending July 31, 2008. At adoption, our financial statements will be adjusted to reflect those positions that are more-likely-than-not to be sustained at the adoption date. We will record any necessary adjustments directly to retained earnings on August 1, 2007 as a change in accounting principle. Over the next fiscal year, we will begin the process of reassessing our worldwide historical tax positions in order to apply Interpretation 48. At this time, we do not anticipate this will result in a material adjustment to our results of operations, balance sheet or cashflows.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — continued
OTHER MATTERS
     Executive Change. Effective October 16, 2006, Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, replacing George R. Mihalko, Jr., who served as Acting Chief Financial Officer and Acting Chief Administrative Officer, and remains with the Company as an outside director. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements of the Company (and the related notes thereto) which preceded this report and the audited Consolidated Financial Statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for fiscal year ended July 31, 2006.
Introduction
     We are a leading specialty retailer of fine jewelry in North America. At October 31, 2006, we operated 1,475 fine jewelry stores and 891 kiosk and cart locations primarily in shopping malls throughout the United States of America (“U.S.”), Canada and Puerto Rico. Our operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.
     The Fine Jewelry segment focuses on diamond product, but differentiates its six brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda in the U.S., and carts under the name Peoples II in Canada. The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.
     During the first quarter of fiscal year 2007, we focused on regaining market share by continuing to rebuild the Zales brand. Clearance merchandise made up approximately 20 percent of the sales mix in the Zales brand as the brand continued to move out discontinued merchandise in order to make way for increased assortments in the diamond fashion and bridal categories. Throughout the quarter we made inventory investments to position the brand for the Holiday selling season.
     In addition to rebuilding the Zales brand, we continued to focus on our long-term corporate strategies of increasing gross margins and investing in our people. In the first quarter, the expansion of our direct diamond sourcing and assembly strategy across brands combined with the increased direct sourcing of finished goods contributed approximately 30 basis points of improvement in gross margins. Additionally, we anticipate investing approximately $10 million throughout fiscal year 2007 in store personnel training and retention programs for our employees.
Results of Operations
     The following table sets forth certain financial information from our unaudited Consolidated Statements of Operations expressed as a percentage of total revenues.

	October 31,
	2006	2005
Total Revenues	100.0%	100.0%
Cost of Sales	48.0	48.8
Selling, General and Administrative Expenses	54.8	55.5
Cost of Insurance Operations	0.4	0.4
Depreciation and Amortization Expense	3.4	3.6
Derivatives Loss	2.0	—

Operating Loss	(8.6)	(8.3)
Interest Expense, Net	1.2	0.6

Loss Before Income Taxes	(9.8)	(8.9)
Income Taxes	(3.7)	(3.3)

Net Loss	(6.1)%	(5.6)%

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005
     Total Revenues. Total revenues for the three months ended October 31, 2006 were $432.5 million, an increase of approximately 1.1 percent over total revenues of $427.6 million for the same period in the prior year. Excluding the impact of sales in the Bailey Banks & Biddle stores closed in fiscal year 2006, total revenues increased approximately 3.4 percent over the same period last year.
     Our comparable store sales increased approximately 0.4 percent in the three months ended October 31, 2006 as compared to the same period in the prior year. Comparable store sales exclude amortization of extended service agreements (“ESAs”) and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.
     During the quarter ended October 31, 2006, the Zales brand continued to sell through clearance items which negatively impacted comparable store sales due to a reduction in the average ticket. However, strong comparable sales numbers in the Zales Outlet, Peoples, Mappins, and Piercing Pagoda brands offset the softer sales performance in other brands.
     The Fine Jewelry segment contributed $376.6 million of revenues in the three months ended October 31, 2006, compared to $373.0 million for the same period in the prior year, which represents an increase of approximately 1.0 percent. The increase in revenues is largely attributed to strong growth in the diamond fashion categories in several brands and in designer merchandise in the Bailey Banks & Biddle brand.
     Total revenues include $52.4 million in the Kiosk Jewelry segment compared to $51.4 million in the prior year, representing approximately 12.1 percent of total revenues for the period ended October 31, 2006, compared to 12.0 percent of total revenues in the same period last year. The Kiosk segment is experiencing strong sales in the cubic zirconia category as well as continued success in the body jewelry categories.
     All Other segment operations provided approximately $3.5 million in revenues for the quarters ended October 31, 2006 and 2005, respectively.
     During the quarter ended October 31, 2006, we opened 21 stores in the Fine Jewelry segment and eight kiosks in the Kiosk Jewelry segment. In addition we closed two stores in the Fine Jewelry segment and ten locations in the Kiosk Jewelry segment during the current period.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.0 percent for the three months ended October 31, 2006, compared to 48.8 percent for the same period in the prior year. The decrease in cost of sales is primarily due to increased initiatives in the direct sourcing of product and finished goods, in addition to improved markdown controls at stores offset by the impact of increased clearance sales in the Zales brand.
     Selling, General and Administrative Expenses. Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 54.8 percent of revenues for the three months ended October 31, 2006 compared to 55.5 percent for the same period in the prior year. Excluding impairment charges related to the closed Bailey Banks & Biddle stores in fiscal year 2006, SG&A as a percent of revenues was 53.5 percent. The relative increase in SG&A is primarily due to investments made in payroll and higher occupancy costs as a percent of sales.
     Depreciation and Amortization Expense. Depreciation and amortization expense as a percent of revenues for the three month periods ended October 31, 2006 and 2005 was 3.4 percent and 3.6 percent, respectively.

     Derivative (Gains)/Losses. We recognize all derivative instruments measured at fair value, as either assets or liabilities in the statement of financial position. Any changes in the fair value of derivative instruments are reported in derivative (gains)/losses on the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. During the quarter ended October 31, 2006, we recognized a derivative loss before taxes in the amount of approximately $8.6 million, representing approximately two percent of revenues.
     Interest Expense. Interest expense as a percent of revenues for the three-month periods ended October 31, 2006 and 2005 was 1.2 percent and 0.6 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 4.9 percent last year to 6.6 percent this year and an increase in borrowings under our Revolving Credit Agreement.
     Income Taxes. The effective tax rate for the three-month periods ended October 31, 2006 and 2005 was 37.4 percent and 37.6 percent, respectively. The decrease in the effective tax rate was due to a decrease in various state effective tax rates.
Liquidity and Capital Resources
     Our cash requirements consist primarily of funding ongoing operations, including seasonal inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities, and debt service. In addition, from time-to-time in the past we have repurchased shares of our common stock.
     Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season. Other important periods include Valentines Day and Mother’s Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Our maximum inventory level typically occurs prior to the Holiday season. Consistent with this, owned inventory at October 31, 2006 was approximately $1.2 billion, an increase of approximately $285 million compared to inventory levels at July 31, 2006.
     Our cash requirements are funded through (1) cash flows from operations, (2) funds available under our revolving credit facilities, and (3) vendor payment terms. We expect cash flows from operations to be positive during fiscal year 2007. As discussed below, under our revolving credit facilities we may borrow an aggregate of approximately $530 million. Vendor purchase order terms typically require payment within 60 days.
     As of October 31, 2006, we had cash and cash equivalents of $50.4 million and had available $129.4 million under our revolving credit facilities. The average amount outstanding under our revolving credit facilities in November 2006 was approximately $461 million. We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.
     On November 1, 2006, we terminated a portion of our outstanding derivative financial instruments at a loss of $4.3 million. Those losses, combined with the previously recorded unrealized losses of $4.6 million on those terminated contracts, resulted in a net gain of approximately $350,000. As of November 20, 2006, the mark-to-market value of our outstanding derivative instruments was a gain of $2.3 million.
Finance Arrangements
     Revolving Credit Facilities. We have a U.S. revolving credit facility (the “Revolving Credit Agreement”) that provides us up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit. The Revolving Credit Agreement is primarily secured by our U.S. merchandise inventory. On January 17, 2006, we amended the Revolving Credit Agreement to allow certain U.S. affiliates to guarantee up to CAD $40 million for a revolving credit agreement in the name of Zale Canada Co., to guarantee up to $20 million for other subsidiaries, and to increase the Administrative Agent’s flexibility in waiving annual audits and inventory appraisals based on our performance under the Revolving Credit Agreement. The Revolving Credit Agreement matures August 11, 2009.

     The loans made under the Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable LIBOR (as defined in the Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Revolving Credit Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the Revolving Credit Agreement. We pay a quarterly commitment fee of 0.25 percent per annum on the average unused commitment for each quarter. We and our subsidiaries may repay the revolving credit loans outstanding under the Revolving Credit Agreement at any time without penalty prior to the maturity date. For the quarter ended October 31, 2006, the weighted average effective interest rate was 6.61 percent as compared to 4.89 percent for the quarter ended October 31, 2005. The applicable margin for LIBOR based loans was 1.25 percent at October 31, 2006 and 2005; and the applicable margin for Base Rate loans was zero percent at October 31, 2006 and 2005. At October 31, 2006 and 2005, $370.6 and $270.2 million, respectively, were outstanding under the Revolving Credit Agreement. Based on the terms of the Revolving Credit Agreement, we had approximately $129.4 million and $229.8 million in available borrowings at October 31, 2006 and October 31, 2005, respectively.
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
     Zale Canada Co. has a revolving credit agreement (the “Canadian Revolving Credit Agreement”) that matures August 11, 2009, that provides us up to CAD $30 million in commitments. The Canadian Revolving Credit Agreement is secured by a guaranty from certain U.S. affiliates.
     The loans made under the Canadian Revolving Credit Agreement bear interest at a floating rate at either (i) the applicable BA rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin, or (ii) the Base Rate (as defined in the Canadian Revolving Credit Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the Revolving Credit Agreement. Zale Canada Co. pays a quarterly commitment fee of 0.25 percent per annum on the average unused commitment for each quarter. Zale Canada Co. may repay the revolving credit loans outstanding under the Canadian Revolving Credit Agreement at any time without penalty prior to the maturity date. At October 31, 2006, CAD $30.0 million was outstanding under the Canadian Revolving Credit Agreement. For the quarter ended October 31, 2006, the weighted average effective interest rate was 5.70 percent. The applicable margin for BA based loans was 1.25 percent at October 31, 2006, and the applicable margin for Base Rate loans was zero percent at October 31, 2006. Based on the terms of the Canadian Revolving Credit Agreement, we had no available borrowings at October 31, 2006.
Capital Expenditures
     In fiscal year 2007, we plan to invest a total of approximately $87 million in capital expenditures. We plan to invest approximately $23 million to open approximately 48 new stores, principally under the brand names Zales Jewelers and Peoples Jewellers in the Fine Jewelry segment, and approximately ten new kiosks in the Kiosk Jewelry segment. We anticipate spending approximately $53 million to remodel, relocate and refurbish approximately 105 locations in our Fine Jewelry segment and approximately 65 additional locations in our Kiosk Jewelry segment. We also estimate that we will incur capital expenditures of approximately $11 million for enhancements to our information technology portfolio, infrastructure expansion and other support services. As of October 31, 2006, we had invested approximately $30 million in capital expenditures, of which approximately $21 million was used to open, relocate, remodel and refurbish stores and kiosks.

Other Activities Affecting Liquidity
Off-Balance Sheet Arrangements
     Citibank U.S.A., N.A. (“Citi”), a subsidiary of CitiGroup, provides financing to our customers through our private label credit card program in exchange for payment by us of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a “standard credit account” (an account within the credit limit approved under the original merchant agreement between the Company and Citi) are assumed entirely by Citi without recourse to us, except where a Company employee violates the credit procedures agreed to in the merchant agreement.
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
     Under the Shared Risk Program, we incurred approximately $45,000 in losses for the three-month period ended October 31, 2006 and we believe that future losses will not have a material impact on our financial position or results of operations.
Contractual Obligations
     There have been no material changes in our contractual obligations since July 31, 2006. The Company’s Annual Report on Form 10-K provides information regarding its contractual obligations as of July 31, 2006. See “Contractual Obligations” on page 31 of the Form 10-K.
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
Inflation
     In management’s opinion, changes in net revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out (“LIFO”) inventory. Current market trends indicate rising diamond prices. If such trends continue, our LIFO provision could be impacted. Historically, we have hedged a portion of our gold and silver purchases through forward contracts. There is no assurance that inflation will not materially affect us in the future.

Critical Accounting Policies and Estimates
     Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Our Annual Report on Form 10-K for fiscal year 2006 includes information regarding our critical accounting policies and estimates as of July 31, 2006. See “Critical Accounting Policies and Estimates” on page 32 of the Form 10-K. Our methodologies in developing our critical accounting estimates have not changed in any material respect nor have we adopted any new critical accounting policies since July 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Commodity Risk. We principally address commodity risk through retail price point adjustments and commodity price hedging.
     While commodity risk exposure to diamond price fluctuation is not currently hedged by financial instruments, we do enter into forward contracts for the purchase of gold and silver in order to reduce the effects of fluctuating costs of these commodities. We generally hedge certain planned inventory purchases covering a designated period of no longer than twelve months and amounts consistent with our identified exposure. The purpose of the hedging activities is to minimize the effect of unknown future commodity price movements on planned cash flows and to enable us to maintain a consistent and predictable retail pricing strategy. All forward contracts are currently with four financial institutions rated as investment grade by a major rating agency. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis.
     For the period ended October 31, 2006, the mark-to-market value of our outstanding forward contracts was a net loss before taxes of $2.5 million. In addition, during the quarter ended October 31, 2006, we recorded losses of $6.1 million for derivative instruments settled in the first quarter, for a total loss on derivatives of approximately $8.6 million before taxes. On November 1, 2006, we terminated a portion of the outstanding contracts and realized a loss of $4.3 million. Combined with the previously recorded unrealized loss of $4.6 million on those terminated contracts, we recognized a net gain of approximately $350,000.
     We have classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.
     Foreign Currency Contracts. We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated. However, as a result of our Canadian operations, we are exposed to market risk from currency exchange rate exposure which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize this risk, we, from time to time, may choose to manage exposures through foreign currency exchange contracts. In fiscal year 2007, we have not entered into any foreign currency forward exchange contracts.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. During the quarter ended October 31, 2006, we remediated the material weakness in our controls surrounding the documentation of derivative transactions by discontinuing hedge accounting and believe them to be effective. In addition, we are in the process of implementing new controls and policies and procedures to ensure that, prior to utilizing hedge accounting in the future, we will be in compliance with the documentation requirements and the measurement of effectiveness and ineffectiveness in accordance with Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). With the exception of the remediated controls, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     Securities and ERISA Litigation. We are named as a defendant in six lawsuits arising, in general, from matters that were the subject of an SEC investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended. The lawsuits are: (a) Levy v. Zale Corp., No. 1:06-CV-05464, filed July 19, 2006, U.S. District Court for the Southern District of New York, (b) Agoos v. Zale Corp., No. 1:06-CV-5877, filed August 3, 2006, U.S. District Court for the Southern District of New York, (c) Pipefitters Local No. 636 Defined Benefit Plan v. Zale Corp., No. 3:06-CV-1470, filed August 15, 2006, U.S. District Court for the Northern District of Texas, (d) Chester v. Zale Corp., No. 1:06-CV-06387, filed August 23, 2006, U.S. District Court for the Southern District of New York, (e) Salvato v. Zale Corp., No. 3-06 CV 1124-D, filed June 26, 2006, U.S. District Court for the Northern District of Texas, and (f) Connell v. Zale Corp., No. 06 CV 5995, filed August 7, 2006, U.S. District Court for the Southern District of New York. Mary L. Forté, Mark R. Lenz, and Sue E. Gove are named as defendants in all six lawsuits. Cynthia T. Gordon is also named as a defendant in the Levy, Agoos, and Chester lawsuits. Richard C. Marcus, J. Glen Adams, Mary E. Burton, John B. Lowe, Jr., Thomas C. Shull, David M. Szymanski, and the Zale Corporation Savings and Investment Plan Committee also are named as defendants in the Salvato and Connell lawsuits. On October 16, 2006, the Levy, Agoos, Chester, and Connell lawsuits were ordered transferred to the United States District Court for the Northern District of Texas. On November 30, 2006, the Levy, Agoos, and Chester lawsuits were consolidated with the Pipefitters lawsuit. The consolidated lawsuit was renamed In re Zale Corporation Securities Litigation. The consolidated securities action and both ERISA cases are now pending in the United States District Court for the Northern District of Texas.
     All of the lawsuits are purported class actions. The plaintiffs in the consolidated securities action allege various violations of securities laws based upon our public disclosures. In the Salvato and Connell lawsuits the plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock. The plaintiffs in all of the lawsuits request unspecified compensatory damages and costs and, in the Salvato and Connell lawsuits, injunctive relief and attorneys’ fees. All of the lawsuits are in preliminary stages. We intend to vigorously contest all of the lawsuits.
     Executive Change. Effective October 16, 2006, Rodney Carter was appointed Chief Financial Officer and Group Senior Vice President, replacing George R. Mihalko, Jr., who served as Acting Chief Financial Officer and Acting Chief Administrative Officer, and remains with the Company as an outside director. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc.
Item 1A. Risk Factors
Cautionary Notice Regarding Forward-Looking Statements
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
     A substantial portion of our sales are derived from three selling periods — Holiday (Christmas), Valentines Day, and Mother’s Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.
Most of our sales are of products that include diamonds, precious metals and other commodities. Fluctuations in the availability and pricing of commodities could impact our ability to obtain and produce products at favorable prices, and consumer awareness regarding the issue of “conflict diamonds” may affect consumer demand for diamonds.
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
     Mary E. Burton was named Acting Chief Executive Officer in January 2006 and President and Chief Executive Officer in July 2006. The Company has implemented a number of strategy initiatives and expects Ms. Burton to initiate others. Each of these initiatives will require the commitment of capital and human resources. These initiatives may or may not generate the expected results.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On November 15, 2006, the Annual Meeting of Stockholders of the Company was held at The Four Seasons Hotel – Irving, Texas. There were 48,155,001 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(b)	The following directors were elected:

Name of Director	Votes For	Votes Withheld
J. Glen Adams	43,199,719	3,032,166
Mary E. Burton	39,587,678	6,644,207
John B. Lowe, Jr.	43,381,338	2,850,547
Richard C. Marcus	45,852,451	379,434
George R. Mihalko, Jr.	45,934,166	297,719
Thomas C. Shull	43,310,447	2,921,438
Charles M. Sonsteby	46,103,955	127,930
David M. Szymanski	46,033,295	198,590
(c)	The appointment of KPMG LLP as Registered Independent Public Accountants for the fiscal year ending July 31, 2007 was ratified with 45,836,644 votes for, 382,891 votes against and 12,350 abstentions.
Item 6. Exhibits
10.1	Letter Agreement with Rodney Carter

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date: December 7, 2006	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller (principal accounting officer of the registrant)