Form 10-Q
period 2007-01-31
ZALE CORP
filed 2007-03-09
CIK 109156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
Commission File Number 1-04129
Zale Corporation
A Delaware Corporation
IRS Employer Identification No. 75-0675400
901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000
Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Zale Corporation is a large accelerated filer.
Zale Corporation is not a shell company.
As of February 28, 2007, 48,972,552 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues	$1,004,495	$993,749	$1,436,983	$1,421,388

Costs and expenses:
Cost of sales	495,151	495,094	702,615	703,905
Selling, general and administrative	346,639	357,155	583,614	594,409
Cost of insurance operations	1,562	1,591	3,109	3,417
Depreciation and amortization	15,646	14,569	30,497	29,863
Derivative (gain) loss	(1,332)	—	7,227	—

Operating earnings	146,829	125,340	109,921	89,794
Interest expense	5,637	2,881	10,893	5,237

Earnings before income taxes	141,192	122,459	99,028	84,557
Income taxes	53,132	34,644	37,363	20,403

Net earnings	$88,060	$87,815	$61,665	$64,154

Earnings per common share:
Basic net earnings per share	$1.81	$1.80	$1.27	$1.29

Diluted net earnings per share	$1.80	$1.78	$1.26	$1.28

Weighted average number of common shares outstanding:

Basic	48,567	48,797	48,389	49,698

Diluted	48,962	49,301	48,807	50,258

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	January 31,	July 31,	January 31,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$32,282	$42,594	$37,465
Merchandise inventories	1,118,176	903,294	957,356
Other current assets	95,346	103,356	80,214

Total current assets	1,245,804	1,049,244	1,075,035

Property and equipment	299,612	283,721	289,328
Goodwill	93,385	96,339	95,533
Other assets	37,225	33,264	34,529

Total assets	$1,676,026	$1,462,568	$1,494,425

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$408,184	$341,182	$449,333
Deferred tax liability	64,190	61,947	56,068

Total current liabilities	472,374	403,129	505,401

Long-term debt	232,729	202,813	120,004
Deferred tax liability	12,860	3,768	4,067
Other liabilities	77,787	51,609	64,692

Contingencies (See Notes 5 and 6)

Stockholders’ investment:
Common stock	490	482	534
Additional paid-in capital	131,836	108,344	95,238
Accumulated other comprehensive income	27,426	33,564	35,098
Accumulated earnings	870,524	808,859	819,391

	1,030,276	951,249	950,261
Treasury stock	(150,000)	(150,000)	(150,000)

Total stockholders’ investment	880,276	801,249	800,261

Total liabilities and stockholders’ investment	$1,676,026	$1,462,568	$1,494,425

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$61,665	$64,154
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	31,067	30,433
Repatriation on tax provision	—	(11,502)
Deferred taxes	11,719	—
Loss from disposition of property and equipment	1,571	2,482
Impairment of fixed assets	579	9,730
Stock-based compensation expense	3,256	4,305
Derivative gain	(1,974)	—
Changes in assets and liabilities:
Merchandise inventories	(218,493)	(98,572)
Other current assets	7,769	(12,145)
Other assets	(1,101)	1,264
Accounts payable and accrued liabilities	75,849	146,121
Other liabilities	24,918	(1,387)

Net cash (used in) provided by operating activities	(3,175)	134,883

Cash Flows from Investing Activities:
Payments for property and equipment	(49,742)	(47,460)
Purchase of available-for-sale investments	(9,643)	(2,149)
Proceeds from sale of available-for-sale investments	6,044	1,704

Net cash used in investing activities	(53,341)	(47,905)

Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	1,506,688	770,704
Payments on revolving credit agreement	(1,476,772)	(780,500)
Proceeds from exercise of stock options	15,311	2,745
Excess tax benefit on stock options exercised	1,171	532
Purchase of common stock	—	(100,000)

Net cash provided by (used in) financing activities	46,398	(106,519)

Effect of exchange rate changes on cash	(194)	1,560

Net change in cash and cash equivalents	(10,312)	(17,981)
Cash and cash equivalents at beginning of period	42,594	55,446

Cash and cash equivalents at end of period	$32,282	$37,465

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of January 31, 2007, we operated 1,471 specialty retail jewelry stores and 882 kiosks and cart locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.
     Our Fine Jewelry segment is comprised of six brands: Zales Jewelers®; Zales Outlet; Gordon’s Jewelers®; Bailey Banks & Biddle Fine Jewelers®; Peoples Jewellers®; Mappins Jewellers®; and our e-commerce businesses which include zales.com and baileybanksandbiddle.com.
     The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®; Plumb Gold™; Silver and Gold Connection® (in the U.S.) and Peoples II™ (in Canada).
     The All Other segment includes insurance and reinsurance operations.
     We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2006.
     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal year 2007 classifications.
2. EARNINGS PER COMMON SHARE
     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. We had approximately 1.7 million and 1.9 million stock options outstanding at January 31, 2007 and 2006, respectively, which were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
3. COMPREHENSIVE INCOME
     Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders’ investment and consist of currency translation adjustments and unrealized gains and losses related to investments classified as available-for-sale. Comprehensive income was $80.6 million and $92.5 million for the three months ended January 31, 2007 and 2006, respectively, and $55.5 million and $75.1 million for the six month periods ended January 31, 2007 and 2006, respectively.

4. SEGMENTS
     We report our business under three segments: Fine Jewelry, Kiosk Jewelry and All Other. We group our brands into segments based on the similarities in commodity characteristics of the merchandise and the product mix. The All Other segment includes insurance and reinsurance operations. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add value and is not consistent with the manner in which we make decisions.
     Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(amounts in thousands)		(amounts in thousands)
Selected Financial Data by Segment
Revenues:
Fine Jewelry (a)	$898,488	$884,115	$1,275,077	$1,257,137
Kiosk (b)	102,845	106,362	155,251	157,775
All Other	3,162	3,272	6,655	6,476

Total revenues	$1,004,495	$993,749	$1,436,983	$1,421,388

Depreciation and amortization:
Fine Jewelry	$11,329	$10,752	$22,242	$21,755
Kiosk	1,408	1,356	2,839	2,668
All Other	—	—	—	—
Unallocated	2,909	2,461	5,416	5,440

Total depreciation and amortization	$15,646	$14,569	$30,497	$29,863

Operating earnings:
Fine Jewelry	$134,895	$109,372	$110,190	$79,908
Kiosk	18,525	22,706	12,373	18,889
All Other	1,600	1,681	3,546	3,060
Unallocated (c)	(8,191)	(8,419)	(16,188)	(12,063)

Total operating earnings	$146,829	$125,340	$109,921	$89,794

(a)	Includes $111.0 million and $96.7 million for the three month periods ended January 31, 2007 and 2006, respectively, related to foreign operations. Includes $153.7 million and $134.8 million for the six month periods ended January 31, 2007 and 2006, respectively, related to foreign operations.

(b)	Includes $2.5 million and $3.0 million for the three month periods ended January 31, 2007 and 2006, respectively, related to foreign operations. Includes $4.6 million and $4.5 million for the six month periods ended January 31, 2007 and 2006, respectively, related to foreign operations.

(c)	Includes $22.1 million and $19.3 million to offset internal carrying costs charged to the segments for the three month periods ended January 31, 2007 and 2006, respectively, and $41.0 million and $36.2 million to offset internal carrying costs charged to the segments for the six month periods ended January 31, 2007 and 2006, respectively. Also includes $1.3 million in derivative gains and $7.2 million in derivative losses for the three month period ended January 31, 2007 and the six month period ended January 31, 2007, respectively.
     Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

5. CONTINGENCIES
     We are named as a defendant in two lawsuits arising, in general, from matters that were the subject of a Securities and Exchange Commission investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended: In re Zale Corporation Securities Litigation No. 3:06-CV-01470-K, filed January 29, 2007, U.S. District Court for the Northern District of Texas; Salvato v. Zale Corp., No. 3:06-CV-1124 (SAF), filed March 5, 2007, U.S. District Court for the Northern District of Texas, originally filed June 26, 2006 and consolidated with Connell v. Zale Corp., originally filed August 7, 2006, U.S. District Court for the Southern District of New York and transferred to the U.S. District Court for the Northern District of Texas. These lawsuits are the product of the consolidation of six lawsuits that were initially filed in New York and Texas. Various current and former officers and directors also are defendants.
     Both lawsuits are purported class actions. In In re Zale Corporation Securities Litigation, the plaintiffs allege various violations of securities laws based upon our public disclosures. In Salvato, the plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock. Both lawsuits are in preliminary stages. We intend to vigorously contest both lawsuits. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any, that may result from these lawsuits.
     We are involved in a number of other legal and governmental proceedings as part of the normal course of our business. Reserves have been established based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.
6. GUARANTEES
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
     Under the Shared Risk Program, we incurred no material losses for the three month and six month periods ended January 31, 2007, and we believe that future losses will not have a material impact on our financial position or results of operations.
     Product Warranty Programs. We offer our customers two-year and lifetime jewelry protection plans (“JPPs”) that cover sizing and breakage on certain products and a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing, breakage and theft replacement for a 12-month period. The revenue from the lifetime JPPs is recognized on a straight-line basis over an estimated service period. The revenue from the two-year JPPs and DCPs is recognized over the service period at the rates the related costs are expected to be incurred in performing the services covered under the agreements.

     The change in deferred revenue associated with the sale of JPPs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Deferred revenue, beginning of period	$30,466	$27,385	$31,784	$28,264
Jewelry protection plans sold	43,306	30,173	58,289	43,563
Revenue recognized	(13,533)	(24,540)	(29,834)	(38,809)

Deferred revenue, end of period	$60,239	$33,018	$60,239	$33,018

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto) which preceded this report and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended July 31, 2006.
Overview
     We are a leading specialty retailer of fine jewelry in North America. At January 31, 2007, we operated 1,471 fine jewelry stores and 882 kiosk and cart locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. Our operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.
     The Fine Jewelry segment focuses on diamond product, but differentiates its six brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda in the United States of America, and carts under the name Peoples II in Canada. The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.
     Comparable store sales exclude revenue recognized from jewelry protection plans (“JPPs”), internet sales and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program, and include sales for those stores beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.
     During the second quarter of fiscal year 2007, we continued to focus on rebuilding the Zales brand and increasing market share. The brand continued to sell through clearance merchandise while expanding the product assortment in its core diamond fashion and bridal categories. In addition, as part of our long-term strategy of investing in our people, the brand made investments in payroll with a focus on attracting and retaining certain jewelry sales associates in the stores.

Results of Operations
     The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	49.2	49.8	49.0	49.5
Selling, general and administrative	34.5	35.9	40.6	41.9
Cost of insurance operations	0.2	0.2	0.2	0.2
Depreciation and amortization	1.6	1.5	2.1	2.1
Derivative (gain) loss	(0.1)	—	0.5	—

Operating earnings	14.6	12.6	7.6	6.3
Interest expense	0.6	0.3	0.8	0.4

Earnings before income taxes	14.0	12.3	6.8	5.9
Income taxes	5.2	3.5	2.5	1.4

Net earnings	8.8%	8.8%	4.3%	4.5%

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006
     Revenues. Revenues for the three months ended January 31, 2007 were $1.004 billion, an increase of approximately 1.1 percent over total revenues of $993.7 million for the same period in the prior year. Excluding the impact of the sales in the Bailey Banks & Biddle stores closed in fiscal year 2006, revenues increased approximately 2.6 percent over the same period last year. Our comparable store sales increased approximately 1.4 percent in the three months ended January 31, 2007 as compared to the same period in the prior year, as most of our brands had positive comparable store sales with the exception of Gordon’s and Piercing Pagoda. The increase was partially offset by an $11.0 million, or 1.1 percent, decrease in revenues recognized related to a change in our jewelry protection plans (“JPPs”). Prior to the second quarter of fiscal 2007, we only offered a two-year JPP. Revenue from the two-year JPP is recognized over the service period at the rates the related costs are expected to be incurred. During the second quarter of fiscal 2007, certain brands began offering a lifetime JPP. Due to the lack of historical data associated with the lifetime JPP, revenue is recognized on a straight-line basis over the estimated service period.
     The Fine Jewelry segment contributed $898.5 million of revenues in the three months ended January 31, 2007, compared to $884.1 million for the same period in the prior year, which represents an increase of approximately 1.6 percent. Excluding the impact of the Bailey Banks & Biddle stores closed in fiscal year 2006, the Fine Jewelry segment had increased revenues of approximately 3.4 percent. The Peoples and Outlet brands had sales increases particularly in the diamond fashion and solitaire categories. The increased focus on diamond assortments in the Zales brand fueled increases in the diamond fashion category which were partially offset by sales declines in the Gordon’s brand. The Gordon’s sales decline was partially due to the aggressive promotional pricing in the Zales brand.
     Revenues include $102.8 million in the Kiosk Jewelry segment compared to $106.4 million in the prior year, representing a decrease of approximately 3.3 percent.
     All Other segment operations provided approximately $3.2 million in revenues for the quarter ended January 31, 2007 and approximately $3.3 million for the same period in the prior year, which represents a decrease of approximately 3.4 percent.

     During the quarter ended January 31, 2007, we opened ten stores in the Fine Jewelry segment and three kiosks in the Kiosk Jewelry segment. In addition, we closed 14 stores in the Fine Jewelry segment and 12 locations in the Kiosk Jewelry segment during the quarter.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.2 percent for the three months ended January 31, 2007, compared to 49.8 percent for the same period in the prior year. Excluding the 140 basis point impact related to the Bailey Banks & Biddle store closings in fiscal year 2006, cost of sales was higher due primarily to an aggressive pricing strategy and a higher mix of lower-margin Brilliant Buys in the Zales brand. The increase was partially offset by our continued focus on direct sourcing of product and finished goods across the Company.
     Selling, General and Administrative. Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 34.5 percent of revenues for the three months ended January 31, 2007 compared to 35.9 percent for the same period in the prior year. Excluding lease settlement costs related to the closed Bailey Banks & Biddle stores and executive severance in fiscal year 2006, SG&A as a percent of revenues was 33.8 percent. The relative increase in SG&A as a percent of revenues is primarily due to investments made in payroll and higher occupancy costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization as a percent of revenues for the three month periods ended January 31, 2007 and 2006 was 1.6 percent and 1.5 percent, respectively.
     Derivative (Gain) Loss. We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in derivative (gain) loss in the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. During the quarter ended January 31, 2007, we recognized a derivative gain before taxes in the amount of $1.3 million, representing 0.1 percent of revenues.
     Interest Expense. Interest expense as a percent of revenues for the three month periods ended January 31, 2007 and 2006 was 0.6 percent and 0.3 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 5.78 percent last year to 6.93 percent this year and increased borrowings during the quarter.
     Income Taxes. The effective tax rate for the three month periods ended January 31, 2007 and 2006 was 37.6 percent and 37.7 percent, respectively, excluding the impact of repatriated earnings last year under the American Jobs Creation Act. Including the impact of the repatriated earnings, the effective tax rate for the fiscal year 2006 period was 28.3 percent.
Six Months Ended January 31, 2007 Compared to Six Months Ended January 31, 2006
     Revenues. Revenues for the six months ended January 31, 2007 were $1.437 billion, an increase of approximately 1.1 percent over revenues of $1.421 billion for the same period in the prior year. Excluding the impact of sales in the Bailey Banks & Biddle stores closed in fiscal year 2006, revenues increased approximately 2.2 percent over the same period last year. Our comparable store sales increased approximately 1.1 percent in the six months ended January 31, 2007 as compared to the same period in the prior year. The increase was partially offset by a $9.0 million, or 0.6 percent, decrease in revenues recognized related to the previously mentioned change in our JPPs.
     The Fine Jewelry segment contributed $1.275 billion of revenues in the six months ended January 31, 2007, compared to $1.257 billion for the same period in the prior year, which represents an increase of approximately 1.4 percent. Excluding the impact of the Bailey Banks & Biddle stores closed in fiscal year 2006, the Fine Jewelry segment had increased revenues of approximately 2.7 percent. The increase in revenues is largely the result of solid growth in the diamond fashion categories in several brands.
     Revenues include $155.3 million in the Kiosk Jewelry segment compared to $157.8 million in the prior year, representing a decrease of approximately 1.6 percent.

     All Other segment operations provided approximately $6.7 million and $6.5 million in revenues for the six month periods ended January 31, 2007 and 2006, respectively.
     During the six month period ended January 31, 2007, we opened 31 stores in the Fine Jewelry segment and 11 kiosks in the Kiosk Jewelry segment. In addition we closed 16 stores in the Fine Jewelry segment and 22 locations in the Kiosk Jewelry segment during the six month period.
     Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.0 percent for the six months ended January 31, 2007, compared to 49.5 percent for the same period in the prior year. Excluding the 100 basis point impact related to the Bailey Banks & Biddle store closings in fiscal year 2006, cost of sales was higher due to an aggressive pricing strategy and a higher mix of lower-margin Brilliant Buys and increased clearance sales in the Zales brand. The increase was partially offset by our continued focus on direct sourcing of product and finished goods across the Company and enhanced markdown procedures.
     Selling, General and Administrative. Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 40.6 percent of revenues for the six months ended January 31, 2007 compared to 41.9 percent for the same period in the prior year. Excluding impairment charges and lease settlement costs related to the closed Bailey Banks & Biddle stores and executive severance in fiscal year 2006, SG&A as a percent of revenues was 39.8. The relative increase in SG&A as a percent of revenues is primarily due to investments made in payroll and higher occupancy costs as a percent of sales.
     Depreciation and Amortization. Depreciation and amortization as a percent of revenues for the six month periods ended January 31, 2007 and 2006 was 2.1 percent.
     Derivative (Gain) Loss. We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in derivative (gain) loss on the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. During the six month period ended January 31, 2007, we recognized a derivative loss before taxes in the amount of $7.2 million, representing 0.5 percent of revenues.
     Interest Expense. Interest expense as a percent of revenues for the six month periods ended January 31, 2007 and 2006 was 0.8 percent and 0.4 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 5.33 percent last year to 6.77 percent this year and increased borrowings during the year.
     Income Taxes. The effective tax rate for the six month periods ended January 31, 2007 and 2006 was 37.7 percent, excluding the impact of repatriated earnings last year under the American Jobs Creation Act. Including the impact of the repatriated earnings, the effective tax rate for the fiscal year 2006 period was 24.1 percent.
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
     Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season. Other important periods include Valentine’s Day and Mother’s Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Our maximum inventory level typically occurs prior to the Holiday season. Owned inventory at January 31, 2007 was $1.1 billion, an increase of $215 million and $161 million compared to inventory levels at July 31,

2006 and January 31, 2006, respectively. The increases were primarily due to remaining clearance inventory, increased inventory in our internal assembly organization and inventory investments made in holiday sales.
     Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities, and vendor payment terms. Under our revolving credit facilities we may borrow an aggregate of approximately $530 million. Vendor purchase order terms typically require payment within 60 days.
     As of January 31, 2007, we had cash and cash equivalents of $32.3 million and had approximately $295 million available under our revolving credit facilities. We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.
Capital Expenditures
     In fiscal year 2007, we plan to invest a total of approximately $27 million in capital expenditures to open approximately 55 new stores in the Fine Jewelry segment, and approximately ten new kiosks in the Kiosk Jewelry segment. We anticipate spending approximately $49 million to remodel, relocate and refurbish approximately 106 locations in our Fine Jewelry segment and approximately 65 additional locations in our Kiosk Jewelry segment. We also estimate that we will incur capital expenditures of approximately $17 million for enhancements to our information technology portfolio, infrastructure expansion and other support services. As of January 31, 2007, we had invested approximately $50 million in capital expenditures, of which approximately $36 million was used to open, relocate, remodel and refurbish stores and kiosks.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements. At this time, we do not anticipate this will result in a material adjustment to the Company’s financial condition, results of operations or liquidity.
     In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”) “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable methods of collecting taxes from customers on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as revenue with an offsetting amount in operating expenses. Under the net method, taxes are excluded from revenues and instead are recorded as a liability until they are remitted to the appropriate taxing authority. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has presented revenue net of taxes collected and will disclose this policy in its future annual financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to value certain financial instruments at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact that SFAS 159 will have on our consolidated financial statements.

Inflation
     In management’s opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out (“LIFO”) inventory. Historically, we have hedged a portion of our gold and silver purchases through forward contracts. There is no assurance that inflation will not materially affect us in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At January 31, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding legal proceedings is incorporated by reference from Note 5 to our consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
Cautionary Notice Regarding Forward-Looking Statements
     We make forward-looking statements in the Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.
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
     The supply and price of diamonds in the principal world market are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on our business. In the near term, efforts by non-governmental organizations to encourage legislative response could increase consumer awareness of the issue and could affect consumer demand for diamonds.
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
     The retail jewelry business is highly competitive and fragmented, and we compete with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores, mass merchandisers and catalog showrooms. We also compete with Internet sellers of jewelry. Because of the breadth and depth of this competition, we are constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for us to remain competitive.

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
Item 6. Exhibits
10.1	Settlement and Release Agreement with Sue E. Gove (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2006)

10.2	Settlement and Release Agreement with Mary L. Forté (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2006)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation

(Registrant)

Date: March 9, 2007	/s/ Cynthia T. Gordon

Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)