Form 10-Q
period 2007-04-30
ZALE CORP
filed 2007-06-11
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of May 31, 2007, 49,030,127 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Revenues	$511,866	$526,895	$1,948,850	$1,948,283

Costs and expenses:
Cost of sales	250,935	254,361	953,550	958,266
Selling, general and administrative	245,638	241,348	829,252	835,758
Cost of insurance operations	2,070	1,598	5,179	5,014
Depreciation and amortization	15,450	14,935	45,947	44,798
Benefit from settlement of retirement plan	—	(13,403)	—	(13,403)
Derivative (gain) loss	(155)	—	7,072	—
Operating (loss) earnings	(2,072)	28,056	107,850	117,850
Interest expense	4,346	2,449	15,239	7,685
(Loss) earnings before income taxes	(6,418)	25,607	92,611	110,165
Income tax (benefit) expense	(2,468)	8,776	34,895	29,180
Net (loss) earnings	$(3,950)	$16,831	$57,716	$80,985

(Loss) earnings per common share:
Basic (loss) earnings per share	$(0.08)	$0.35	$1.19	$1.65
Diluted (loss) earnings per share	$(0.08)	$0.35	$1.18	$1.63

Weighted average number of common shares outstanding:
Basic	48,975	47,914	48,580	49,066
Diluted	48,975	48,342	48,994	49,578

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30,	July 31,	April 30,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$52,621	$42,594	$59,920
Merchandise inventories	1,086,487	903,294	938,050
Other current assets	112,060	103,356	83,968
Total current assets	1,251,168	1,049,244	1,081,938

Property and equipment, net	301,814	283,721	290,433
Goodwill	97,901	96,339	97,014
Other assets	35,883	33,264	34,824

Total assets	$1,686,766	$1,462,568	$1,504,209

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$321,791	$341,182	$359,356
Deferred tax liability	70,073	61,947	52,059
Total current liabilities	391,864	403,129	411,415

Long-term debt	290,050	202,813	204,859
Deferred tax liability	19,125	3,768	4,538
Other liabilities	95,121	51,609	51,791

Contingencies (See Notes 5 and 6)

Stockholders’ investment:
Common stock	492	482	538
Additional paid-in capital	136,015	108,344	107,454
Accumulated other comprehensive income	37,524	33,564	37,392
Accumulated earnings	866,575	808,859	836,222
	1,040,606	951,249	981,606
Treasury stock	(150,000)	(150,000)	(150,000)
Total stockholders’ investment	890,606	801,249	831,606
Total liabilities and stockholders’ investment	$1,686,766	$1,462,568	$1,504,209

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006

Cash Flows from Operating Activities:
Net earnings	$57,716	$80,985
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	46,764	45,653
Repatriation on tax provision	—	(11,502)
Deferred taxes	23,687	—
Loss from disposition of property and equipment	2,066	2,946
Impairment of fixed assets	579	9,730
Stock-based compensation expense	4,911	5,247
Benefit from settlement of retirement plan	—	(13,403)
Derivative gain	(1,657)	—
Changes in assets and liabilities:
Merchandise inventories	(181,283)	(77,646)
Other current assets	(8,578)	(9,560)
Other assets	(161)	20
Accounts payable and accrued liabilities	(12,577)	49,289
Other liabilities	41,451	(2,746)
Net cash (used in) provided by operating activities	(27,082)	79,013

Cash Flows from Investing Activities:
Payments for property and equipment	(66,157)	(63,438)
Purchase of available-for-sale investments	(10,948)	(2,149)
Proceeds from sale of available-for-sale investments	7,740	2,144
Net cash used in investing activities	(69,365)	(63,443)

Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	2,249,743	1,083,059
Payments on revolving credit agreement	(2,162,506)	(1,008,000)
Proceeds from exercise of stock options	17,702	10,669
Excess tax benefit on stock options exercised	1,433	1,129
Purchase of common stock	—	(100,000)
Net cash provided by (used in) financing activities	106,372	(13,143)

Effect of exchange rate changes on cash	102	2,047

Net change in cash and cash equivalents	10,027	4,474
Cash and cash equivalents at beginning of period	42,594	55,446
Cash and cash equivalents at end of period	$52,621	$59,920

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of April 30, 2007, we operated 1,469 specialty retail jewelry stores and 823 kiosk and cart locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of six brands: Zales Jewelers®; Zales Outlet; Gordon’s Jewelers®; Bailey Banks & Biddle Fine Jewelers®; Peoples Jewellers®; Mappins Jewellers®; and our e-commerce businesses which include zales.com, gordonsjewelers.com and baileybanksandbiddle.com.

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

2.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 1.7 million stock options outstanding at April 30, 2007 and 2006 which were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

During the third quarter of fiscal year 2007, we incurred a net loss of $4.0 million.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive loss per common share are the same.

3.  COMPREHENSIVE INCOME

Comprehensive income is net earnings (loss) plus certain other items that are recorded directly to stockholders’ investment and consist of currency translation adjustments and unrealized gains and losses related to investments classified as available-for-sale.  Comprehensive income was $6.1 million and $19.1 million for the three months ended April 30, 2007 and 2006, respectively, and $61.7 million and $94.3 million for the nine month periods ended April 30, 2007 and 2006, respectively.

4.  SEGMENTS

We report our business under three segments:  Fine Jewelry, Kiosk Jewelry and All Other.  We group our brands into segments based on the similarities in commodity characteristics of the merchandise and the product mix.  The All Other segment includes insurance and reinsurance operations.  Segment revenues are not provided by product type or geographically as we believe such disclosure is not consistent with the manner in which we make decisions.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(amounts in thousands)		(amounts in thousands)
Selected Financial Data by Segment

Revenues:
Fine Jewelry (a)	$450,843	$462,369	$1,725,921	$1,719,505
Kiosk (b)	57,434	61,126	212,685	218,901
All Other	3,589	3,400	10,244	9,877
Total revenues	$511,866	$526,895	$1,948,850	$1,948,283

Depreciation and amortization:
Fine Jewelry	$11,207	$10,709	$33,449	$32,462
Kiosk	1,398	1,416	4,237	4,085
All Other	—	—	—	—
Unallocated	2,845	2,810	8,261	8,251
Total depreciation and amortization	$15,450	$14,935	$45,947	$44,798

Operating earnings:
Fine Jewelry (c)	$3,102	$20,089	$116,179	$99,995
Kiosk	(764)	1,548	12,330	20,438
All Other	1,519	1,803	5,065	4,863
Unallocated (d)	(5,929)	4,616	(25,724)	(7,446)
Total operating (loss) earnings	$(2,072)	$28,056	$107,850	$117,850

(a)          Includes $52.0 million and $44.8 million for the three month periods ended April 30, 2007 and 2006, respectively, related to foreign operations.  Includes $205.8 million and $179.6 million for the nine month periods ended April 30, 2007 and 2006, respectively, related to foreign operations.

(b)         Includes $1.1 million and $1.5 million for the three month periods ended April 30, 2007 and 2006, respectively, related to foreign operations.  Includes $5.7 million and $6.0 million for the nine month periods ended April 30, 2007 and 2006, respectively, related to foreign operations.

(c)          Includes charges of $1.4 million and $34.1 million for the three month and nine month periods ended April 30, 2006, respectively, related to the Bailey Banks & Biddle store closings.

(d)         Includes a $13.4 million benefit related to the settlement of certain retirement plan obligations and a $3.6 million charge for executive severance in the three month period ended April 30, 2006.  Includes a $13.4 million benefit related to the settlement of certain retirement plan obligations and a $12.1 million charge for executive severance for the nine month period ended April 30, 2006.  Also includes $155,000 in derivative gains and $7.1 million in derivative losses for the three and nine month periods ended April 30, 2007, respectively.  Includes $20.3 million and

                        $17.6 million to offset internal carrying costs charged to the segments for the three month periods ended April 30, 2007 and 2006, respectively, and $61.3 million and $53.8 million to offset internal carrying costs charged to the segments for the nine month periods ended April 30, 2007 and 2006, respectively.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

5.  CONTINGENCIES

We are named as a defendant in two lawsuits arising, in general, from matters that were the subject of a Securities and Exchange Commission investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended:  In re Zale Corporation Securities Litigation No. 3:06-CV-01470-K, filed January 29, 2007, U.S. District Court for the Northern District of Texas; and Salvato v. Zale Corp., No. 3:06-CV-1124 (SAF), filed March 5, 2007, U.S. District Court for the Northern District of Texas, originally filed June 26, 2006 and consolidated with Connell v. Zale Corp., originally filed August 7, 2006, U.S. District Court for the Southern District of New York and transferred to the U.S. District Court for the Northern District of Texas.  These lawsuits are the product of the consolidation of six lawsuits that were initially filed in New York and Texas.  Various current and former officers and directors also are defendants.

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

In June 2007, we agreed to settle a California wage and hour dispute that was filed against us in Sacramento County Superior Court as a purported class action by certain current and former employees.  The settlement totals $3.8 million and requires us to make payments on a claims-made basis, subject to a minimum payout.  The settlement is subject to court approval.  As a result of the settlement, we recorded an additional charge of $1.5 million in selling, general and administrative expenses during the third quarter of fiscal year 2007.

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

Under the Shared Risk Program, we incurred no material losses for the three month and nine month periods ended April 30, 2007, and we believe that future losses will not have a material impact on our financial position or results of operations.

Product Warranty Programs.  We offer our customers two-year and lifetime jewelry protection plans (“JPPs”) that cover sizing and breakage on certain products and a diamond commitment program (“DCP”) that offers a traditional warranty to cover sizing, breakage and theft replacement for a 12-month period.  The revenue from the lifetime JPPs and DCP is recognized on a straight-line basis over a five-year and 12-month period, respectively.  The revenue from the two-year JPPs is recognized over the service period at the rates the related costs have historically been incurred in performing the services covered under the agreements.

The change in deferred revenue associated with the sale of the JPPs and DCPs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Deferred revenue, beginning of period	$60,239	$33,018	$31,784	$28,264
JPPs and DCPs sold	27,068	17,545	85,357	61,108
Revenue recognized	(8,550)	(17,996)	(38,384)	(56,805)
Deferred revenue, end of period	$78,757	$32,567	$78,757	$32,567

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2007, we operated 1,469 fine jewelry stores and 823 kiosk and cart locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

The Fine Jewelry segment focuses on diamond product, but differentiates its six brands through merchandise assortments, store design and marketing.  The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda in the United States of America, and carts under the name Peoples II in Canada.  The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

Comparable store sales exclude revenue recognized from jewelry protection plans (“JPPs”), internet sales and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program.  The sales results of new stores are included beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.  However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.

In fiscal year 2007, our focus has been on improving gross margins through direct sourcing and repositioning the Zales Jewelers brand inventory assortments.  In addition, during the second quarter we introduced lifetime JPPs which were positively received by the customer. While the revenue recognized related to JPPs negatively impacts total revenues in the short-term, the sales of JPPs have increased over prior years.  The increased sales have generated over $10 million in incremental cash for the third quarter and over $25 million in incremental cash year-to-date.   As part of the inventory repositioning in the Zales Jewelers brand, we aggressively moved out discontinued merchandise in order to make way for increased investments in diamond fashion and bridal categories.  Continued reductions in inventory will be accomplished primarily through sales, inventory sharing initiatives across brands and scaling back the replenishment of certain inventory.  While the increased inventory investments negatively impacted our cash flow, the impact was partially offset by the incremental cash generated by JPPs.  Moving into the fourth quarter and into fiscal year 2008, we expect to continue to face several challenges, including the impact of higher fuel costs on the moderate customer and reducing excess inventory.

From time to time, we include non-GAAP measurements of financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including information relating to the lifetime JPPs we began selling during the second quarter of fiscal year 2007 and charges related to the closing of certain Bailey Banks & Biddle stores and executive severance in fiscal year 2006.  We use these measurements as part of our evaluation of the performance of the Company.  In addition, we believe these measures provide useful information to investors, particularly in evaluating the performance of the Company in fiscal year 2007 as compared to prior periods.

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	49.0	48.3	48.9	49.2
Selling, general and administrative	48.0	45.8	42.6	42.9
Cost of insurance operations	0.4	0.3	0.3	0.3
Depreciation and amortization	3.0	2.8	2.3	2.3
Benefit from settlement of retirement plan	—	(2.5)	—	(0.7)
Derivative (gain) loss	—	—	0.4	—
Operating (loss) earnings	(0.4)	5.3	5.5	6.0
Interest expense	0.9	0.5	0.8	0.4
(Loss) earnings before income taxes	(1.3)	4.8	4.7	5.6
Income tax (benefit) expense	(0.5)	1.6	1.7	1.4
Net (loss) earnings	(0.8)%	3.2%	3.0%	4.2%

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Revenues.  Revenues for the three months ended April 30, 2007 were $511.9 million, a decrease of approximately 2.9 percent as compared to revenues of $526.9 million for the same period in the prior year. Comparable store sales decreased approximately $16.5 million, or 3.4 percent in the three months ended April 30, 2007 as compared to the same period in the prior year.  The decrease was partially offset by new store growth in the Fine Jewelry segment.  The decline in comparable store sales was driven primarily by a decrease in the number of customer transactions, partially offset by a 3.9 percent increase in the average transaction price to $185.  In addition, a change in revenue recognition methodology related to JPPs resulted in decreased revenues of $8.7 million, or 1.7 percent.  Prior to the second quarter of fiscal year 2007, we offered only a two-year JPP.  Revenue from the two-year JPP is recognized over the service period at the rates the related costs have historically been incurred.  During the second quarter of fiscal 2007, certain brands began offering a lifetime JPP.  Revenue from the lifetime JPP is recognized on a straight-line basis over a period of five years.

The Fine Jewelry segment contributed $450.8 million of revenues in the three months ended April 30, 2007, compared to $462.4 million for the same period in the prior year, which represents a decrease of approximately 2.5 percent.  Revenues include $57.4 million in the Kiosk Jewelry segment compared to $61.1 million in the prior year, representing a decrease of approximately 6.0 percent.  The All Other segment operations provided $3.6 million in revenues for the quarter ended April 30, 2007 and $3.4 million for the same period in the prior year, which represents an increase of 5.6 percent.

During the quarter ended April 30, 2007, we opened 11 stores in the Fine Jewelry segment and one kiosk in the Kiosk Jewelry segment.  In addition, we closed 13 stores in the Fine Jewelry segment and 60 locations, primarily Peoples II carts, in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.0 percent for the three months ended April 30, 2007, compared to 48.3 percent for the same period in the prior year.    Including the $8.7 million related to JPPs in revenues, cost of sales as a percent of revenues would have been 48.2 percent in fiscal year 2007.    The decrease in cost of sales as a percent of revenues on a comparable basis is primarily due to reduced emphasis on promotional activities, clearance merchandise and increased focus on direct sourcing of product and finished goods.

Selling, General and Administrative.  Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 48.0 percent of revenues for the three months ended April 30, 2007 compared to 45.8 percent for the same period in the prior year.  Including the $8.7 million related to JPPs in revenues, SG&A as a percent of revenues would have been 47.2 percent in fiscal year 2007.  Excluding $5.0 million in severance and store closure costs recorded in fiscal year 2006, SG&A as a percent of revenues would have been 44.9 percent. The increase in SG&A on a comparable basis is due primarily to a 90 basis point increase in occupancy costs, a 30 basis point increase in labor costs as a result of investments in payroll, a 30 basis point increase related to the settlement of a lawsuit and a 20 basis point increase in promotional activities.

Depreciation and Amortization.  Depreciation and amortization as a percent of revenues for the three month periods ended April 30, 2007 and 2006 was 3.0 percent and 2.8 percent, respectively.

Derivative (Gain) Loss.  We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets.  Any changes in the fair value of derivative instruments are reported in derivative (gain) loss in the consolidated statements of operations.  The fair market value of these instruments is subject to the changes in the underlying commodity.  During the quarter ended April 30, 2007, we recognized a derivative gain before taxes in the amount of $155,000.  The gain on derivatives consisted of a decrease in fair value of $219,000 offset by gains on the settlement of contracts in the amount of $374,000.

Interest Expense.  Interest expense as a percent of revenues for the three month periods ended April 30, 2007 and 2006 was 0.9 percent and 0.5 percent, respectively.  The increase in interest expense was a result of an increase in the weighted average effective interest rate from 6.2 percent last year to 6.7 percent this year and increased average borrowings during the quarter.

Income Tax (Benefit) Expense.  The effective tax rate for the three month periods ended April 30, 2007 and 2006 was 38.5 percent and 34.3 percent, respectively.   The increase is due to tax benefits recognized in fiscal year 2006 associated with the repatriation of undistributed Canadian earnings and the release of certain tax reserves related to state and local audits that were resolved during the third quarter of fiscal year 2006.

Nine Months Ended April 30, 2007 Compared to Nine Months Ended April 30, 2006

Revenues.  Revenues for the nine months ended April 30, 2007 were $1.95 billion, flat compared to the same period in the prior year. Excluding revenues of $24.3 million related to the Bailey Banks & Biddle stores closed in fiscal year 2006, revenues increased approximately 1.3 percent over the same period last year due primarily to growth in the Fine Jewelry segment.  The increase in revenues was partially offset by $18.7 million, or 1.0 percent, impact of JPPs.  Comparable store sales decreased approximately $2.0 million, or 0.1 percent in the nine months ended April 30, 2007 as compared to the same period in the prior year.  The decline in comparable store sales was driven primarily by a decrease in the number of customer transactions, partially offset by a 4.3 percent increase in the average transaction price to $193.

The Fine Jewelry segment contributed $1.726 billion of revenues in the nine months ended April 30, 2007, compared to $1.720 billion for the same period in the prior year, which represents an increase of approximately 0.4 percent.  Excluding the impact of $24.3 million of sales in the Bailey Banks & Biddle stores closed in fiscal year 2006, the Fine Jewelry segment had increased revenues of approximately 1.8 percent.   Revenues include $212.7 million in the Kiosk Jewelry segment compared to $218.9 million in the prior year, representing a decrease of approximately 2.8 percent.  All Other segment operations provided approximately $10.2 million and $9.9 million in revenues for the nine month periods ended April 30, 2007 and 2006, respectively.

During the nine month period ended April 30, 2007, we opened 42 stores in the Fine Jewelry segment and 12 kiosks in the Kiosk Jewelry segment.  In addition we closed 29 stores in the Fine Jewelry segment and 82 locations, primarily Peoples II carts, in the Kiosk Jewelry segment during the nine month period.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 48.9 percent for the nine months ended April 30, 2007, compared to

49.2 percent for the same period in the prior year.  Including the $18.7 million related to JPPs in revenues, cost of sales as a percent of revenues would have been 48.5 percent in fiscal year 2007.  Excluding $6.3 million of charges related to the Bailey Banks & Biddle store closings in fiscal year 2006, cost of sales as a percent of revenues would have been 48.9 percent.   The decrease in cost of sales as a percent of revenues on a comparable basis is primarily due to our continued focus on direct sourcing of product and finished goods across the Company and enhanced markdown control procedures during the third quarter.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 42.6 percent of revenues for the nine months ended April 30, 2007 compared to 42.9 percent for the same period in the prior year.  Including the $18.7 million related to JPPs in revenues, SG&A as a percent of revenues would have been 42.1 percent in fiscal year 2007.  Excluding a $27.8 million charge related to the Bailey Banks & Biddle store closures and executive severance of $12.1 million in fiscal year 2006, SG&A as a percent of revenues would have been 40.9 percent.  The increase in SG&A on a comparable basis is due to an 80 basis point increase in labor costs as a result of investments in payroll and a 50 basis point increase in occupancy costs.

Depreciation and Amortization.  Depreciation and amortization as a percent of revenues for the nine month periods ended April 30, 2007 and 2006 was 2.3 percent.

Derivative (Gain) Loss.  We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets.  Any changes in the fair value of derivative instruments are reported in derivative (gain) loss on the consolidated statements of operations.  The fair market value of these instruments is subject to the changes in the underlying commodity.  During the nine month period ended April 30, 2007, we recognized a derivative loss before taxes in the amount of $7.1 million, representing 0.4 percent of revenues.  The net loss consists of an increase in the fair market value of $1.7 million and settlement losses of $8.8 million.

Interest Expense.  Interest expense as a percent of revenues for the nine month periods ended April 30, 2007 and 2006 was 0.8 percent and 0.4 percent, respectively.  The increase in interest expense was a result of an increase in the weighted average effective interest rate from 5.6 percent last year to 6.7 percent this year and increased average borrowings.

Income Tax (Benefit) Expense.  The effective tax rate for the nine month period ended April 30, 2007 was 37.7 percent compared to 26.5 percent for the same period in the prior year.  The increase is primarily due to the tax benefit related to repatriated Canadian earnings in fiscal year 2006 and the release of certain tax reserves in the third quarter of fiscal year 2006.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  In addition, from time-to-time in the past we have repurchased shares of our common stock.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Our maximum inventory level typically occurs prior to the Holiday season.  Owned inventory at April 30, 2007 was $1.1 billion, an increase of $183 million and $148 million compared to inventory levels at July 31, 2006 and April 30, 2006, respectively.  The increases were primarily due to remaining clearance inventory, increased inventory in our internal assembly organization and inventory investments made to reposition the assortments.

Net cash provided by operating activities decreased from $79.0 million for the nine months ended April 30, 2006 to a deficit of $27.1 million for the nine months ended April 30, 2007.  The decrease in cash is primarily due to an increase in inventory of $103.6 million, a decrease in merchandise payables and decreased profitability.  The decrease was partially offset by a $25.6 million increase in cash received related to deferred revenues for JPPs.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities, and vendor payment terms.  Under our revolving credit facilities we may borrow an aggregate of approximately $530 million.  In the third quarter of fiscal year 2007, we amended our U.S. revolving credit facility to increase our seasonal borrowing capabilities by an additional $100 million.  In addition, the amendment reduces the current interest rate from LIBOR plus 1.25 percent to LIBOR plus 1.0 percent and extends the maturity date by two years to August 2011. Vendor purchase order terms typically require payment within 60 days.

As of April 30, 2007, we had cash and cash equivalents of $52.6 million and had approximately $240 million available under our revolving credit facilities.  We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

We are currently evaluating whether to indefinitely reinvest certain of our undistributed foreign earnings outside the United States.  As such, we may make a future representation in accordance with Accounting Principles Board No. 23, “Accounting for Income Taxes – Special Areas” which would result in the release of the deferred tax liability associated with such undistributed earnings.  At this time, we estimate that such a release would result in a tax benefit of $5 million to $9 million in the fourth quarter.  The evaluation of whether to indefinitely reinvest foreign earnings should be completed by the fourth quarter of fiscal year 2007.

Capital Expenditures

In fiscal year 2007, we have invested a total of approximately $17 million in capital expenditures to open approximately 42 new stores in the Fine Jewelry segment, and approximately 12 new kiosks in the Kiosk Jewelry segment.  We have invested approximately $22 million to remodel, relocate and refurbish approximately 72 locations in our Fine Jewelry segment and approximately 46 additional locations in our Kiosk Jewelry segment.  We also estimate that, through the fourth quarter, we will incur capital expenditures of approximately $31 million for enhancements to our information technology portfolio, infrastructure expansion and other support services, and an additional $21 million to open 9 stores and remodel, relocate and refurbish an additional 29 locations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits entities to choose to value certain financial instruments at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.   SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Inflation

In management’s opinion, changes in revenues, net (loss) earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented.  The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out inventory.  Historically, we have hedged a portion of our gold and silver purchases through forward contracts.  There is no assurance that inflation will not materially affect us in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 30, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial portion of our sales are derived from three selling periods - Holiday (Christmas), Valentine’s Day, and Mother’s Day.  Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant.  For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.

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

Item 6.  Exhibits

10.1	Settlement of Release Agreement, dated as of February 7, 2007, between the Company and Mark R. Lenz
10.2	Settlement of Release Agreement, dated as of February 21, 2007, between the Company and Frank C. Mroczka
10.3	Fourth Amendment to Credit Agreement, dated April 6, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2007)
10.4	409A Supplemental Executive Retirement Plans as amended and restated effective January 1, 2005
10.5	Pre-409A Supplemental Executive Retirement Plan as amended and restated effective January 1, 2005
10.6	Pre-409A Supplemental Executive Retirement Plan as amended and restated effective March 1, 2007
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: June 11, 2007	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)