Form 10-K
period 2007-07-31
ZALE CORP
filed 2007-10-01
CIK 109156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2007

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

        Zale Corporation's common stock, par value $.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the "Act") and is listed on the New York Stock Exchange. Zale Corporation does not have any securities registered under Section 12(g) of the Act. Zale Corporation is required to file reports pursuant to Section 13 of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K will be contained in our definitive Proxy Statement, portions of which are incorporated by reference in Part III of this Form 10-K.

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2007 was $1,345,627,745. As of September 17, 2007, 49,058,627 shares of Zale Corporation's common stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates.

        Zale Corporation is a large accelerated filer and a well-known seasoned issuer.

        Zale Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 14, 2007 are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

        We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry. At July 31, 2007, we operated 1,471 specialty retail jewelry stores and 793 kiosks located mainly in shopping malls throughout the United States of America ("U.S."), Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2007, we generated $2.4 billion of revenues. We believe we are well-positioned to compete in the approximately $66 billion, combined U.S. and Canadian retail jewelry industry, leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each brand's long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer's reliability, credibility and commitment to customer service.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2007, our Fine Jewelry segment generated $2.2 billion or approximately 89.0 percent of our revenues. During fiscal year 2007, the Kiosk revenues represented $263 million or approximately 11.0 percent of our revenues.

Fine Jewelry

        Our Fine Jewelry segment is comprised of six brands, predominantly focused on the moderate income consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a customer experience with different points of emphasis. Our moderate brands, which consist of all brands except Bailey Banks & Biddle, have a centralized merchandising function that creates significant synergies and allows for more teaming across brands. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. We have further leveraged the brand strength through Zales Outlet, which focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon's Jewelers® is a moderately priced regional jeweler that emphasizes customer relationships. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers. Peoples Jewellers® and Mappins Jewellers® offer moderately priced jewelry in malls throughout Canada. The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com, gordonsjewelers.com, and baileybanksandbiddle.com.

  Zales Jewelers

        Zales, our national flagship, is a leading brand name in jewelry retailing in the U.S., with 789 stores in 50 states and Puerto Rico, and accounted for approximately 44 percent of our total revenues in fiscal year 2007. Zales' average store size is 1,681 square feet with an average transaction of $371 in fiscal year 2007.

        Zales is positioned as "The Diamond Store" given its emphasis on diamond jewelry especially in the bridal and fashion segments. The Zales brand complements the merchandise assortments with a promotional strategy that features "Brilliant Buys" to drive sales during gift-giving occasions and throughout the year. We believe that the prominence of diamond jewelry in our product selection and Zales' reputation for customer service for over 80 years fosters an image of product expertise, quality and trust among consumers.

        Zales, a multi-channel retailer, serves the internet customer through its e-commerce site, zales.com, which accounted for approximately two percent of our total revenues in fiscal year 2007.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 193 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consist of two brands, Peoples Jewellers and Mappins Jewellers. Canadian operations accounted for approximately 11 percent of our total revenues in fiscal year 2007. The average store size is 1,600 square feet with an average transaction of $299 in fiscal year 2007.

        Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples Jewellers offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark "Peoples, the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past four years, Peoples had the largest television campaign of any Canadian jewelry retailer by a wide margin. Seasonal newspaper inserts are also a key element in the Peoples marketing campaign. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortments. Since 2000, Mappins has utilized newspaper inserts and targeted direct mail offers to reach its customers.

  Zales Outlet

        We operated Zales Outlet with stores in 36 states and Puerto Rico which accounted for approximately eight percent of our total revenues in fiscal year 2007. The average store size is 2,398 square feet, with an average transaction of $414 in fiscal year 2007.

        The outlet concept has evolved into one of the strongest concepts in retail shopping today, featuring items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the higher-income female self purchaser, offering 20 to 70 percent off traditional retail prices every day. We have grown our Zales Outlet concept over the past nine years from four stores in 1998 to the 137 stores in operation at the end of fiscal year 2007.

        Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales' national advertising and brand recognition, Zales Outlet offers its own unique product assortments and augments this with promotional efforts that are geared specifically to the outlet consumer and consistent with the "off-mall" location.

  Gordon's Jewelers

        Gordon's is positioned as our relationship brand in certain regional markets. As of July 31, 2007, Gordon's had 282 stores in 35 states and Puerto Rico and accounted for approximately 14 percent of our total revenues in fiscal year 2007. Average store size is 1,517 square feet with an average transaction of $411 in fiscal year 2007. Gordon's distinguishes itself by emphasizing customer service along with its unique marketing and store design.

        We believe the Gordon's customer shares similar demographic characteristics to the Zales customer. Accordingly, we are continuing steps to appropriately position the brand to compete with our external competitors and leverage our corporate strengths to capture market share across both our Zales and Gordon's brands. We believe our initiatives to centralize and streamline the merchandising organization will further support strengthening the Gordon's performance. We believe the opportunity is to differentiate Gordon's customer experience based on their strength in building customer relationships. To leverage our corporate buying power, merchandise will be consistent with Zales in basic merchandise programs such as diamond solitaires and certain bridal categories. However, where appropriate, products will be differentiated to cater to local demographics. During fiscal year 2007, Gordon's Jewelers launched the gordonsjewelers.com e-commerce site to serve its internet customers.

  Bailey Banks & Biddle Fine Jewelers

        At July 31, 2007, Bailey Banks & Biddle operated 70 upscale jewelry stores in 24 states. We also utilize the trade name Zell Bros® for one location operated by the Bailey Banks & Biddle brand. Average store size is 4,260 square feet with an average transaction of $1,596 in fiscal year 2007. Total revenue at Bailey Banks & Biddle accounted for approximately 12 percent of our total revenues in fiscal year 2007.

        For over 170 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle locations are among the preeminent stores in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments are carefully selected to provide treasures that will be appreciated for generations with a focus on diamonds, precious gemstones, gold, and branded designer jewelry, complemented by an extensive assortment of prestige watch brands and giftware.

Kiosk Jewelry

        The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer. At July 31, 2007, Piercing Pagoda operated 793 locations in 42 states and Puerto Rico. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.

        At the entry-level price point, the Kiosk Jewelry segment targets a young, fashion forward customer. The kiosk segment offers an extensive collection of popularly-priced bracelets, earrings, charms, rings, and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site.

        Kiosks are generally located in high traffic locations that are easily accessible and visible within regional shopping malls. The kiosk locations average 188 square feet in size, with an average transaction of $39 in fiscal year 2007.

All Other

        We provide insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. The three companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2007, 35.5 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank U.S.A., N.A. ("Citi"), our insurance affiliates continue to provide insurance to holders of our private label credit cards and receive payments for such insurance products. In fiscal year 2007, the All Other Segment accounted for less than one percent of our total revenues.

Industry and Competition

        Jewelry retailing is highly fragmented and competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. We believe that we are also competing for consumers' discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry or giftware. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-priced merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. Our success is also dependent on our ability to both react to and create customer demand for specific merchandise categories.

        The U.S. and Canadian retail jewelry industry accounted for approximately $66 billion of sales in 2006, according to publicly available data. We have a four percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc. and Sears, Roebuck and Co.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        Historically, retail jewelry store sales have exhibited limited cyclicality. The United States Census Bureau has recorded only three years of negative growth in specialty retail jewelry store sales from 1984 to 2006.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands):
	2007	2006	2005
Zales (including zales.com)	$1,088,516	$1,092,625	$1,079,230
Zales Outlet	193,132	177,736	166,000
Gordon's (including gordonsjewelers.com)	328,786	339,510	324,854
Bailey Banks & Biddle (including baileybanksandbiddle.com)(a)	284,289	309,311	320,869
Peoples(b)	266,147	229,574	198,308
Piercing Pagoda	259,872	268,936	274,296
Peoples II	2,755	7,683	6,601
Insurance Revenues	13,578	13,602	12,908

	$2,437,075	$2,438,977	$2,383,066

Average Sales Per Location(c):
Zales	$1,368,000	$1,383,000	$1,366,000
Zales Outlet	1,417,000	1,360,000	1,249,000
Gordon's	1,164,000	1,200,000	1,112,000
Bailey Banks & Biddle	3,843,000	3,738,000	3,474,000
Peoples	1,620,000	1,397,000	1,140,000
Piercing Pagoda	324,000	332,000	343,000
Peoples II	116,000	82,000	100,000

	Locations by Brand
Year Ended July 31, 2007:	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales	21	16	789
Zales Outlet	6	—	137
Gordon's	3	14	282
Bailey Banks & Biddle	2	5	70
Peoples	19	1	193
Piercing Pagoda	14	38	793
Peoples II	—	76	—

	65	150	2,264

Year Ended July 31, 2006:
Zales	24	20	784
Zales Outlet	7	1	131
Gordon's	17	11	293
Bailey Banks & Biddle	1	32	73
Peoples	7	—	175
Piercing Pagoda	38	33	817
Peoples II	16	9	76
Master Jewelry Repair	3	3	—

	113	109	2,349

Year Ended July 31, 2005:
Zales	24	14	767
Zales Outlet	18	1	138
Gordon's	13	13	287
Bailey Banks & Biddle	—	4	104
Peoples	6	1	168
Piercing Pagoda	50	36	812
Peoples II	71	2	69

	182	71	2,345

(a)
Includes revenues of $24.3 million and $49.8 million for fiscal years 2006, and 2005, respectively, related to the Bailey Banks & Biddle store closings in the second quarter of fiscal year 2006.

(b)
Peoples (including Mappins) and Peoples II reflects all revenue from Canadian operations, which constitutes all our foreign operations. Long-lived assets from foreign operations totaled approximately $37.5 million, $29.3 million and $27.6 million at July 31, 2007, 2006 and 2005, respectively.

(c)
Based on merchandise sales for locations open a full 12 months during the applicable year.

Business Segment Data

        Information concerning sales and segment income attributable to each of our business segments is set forth in Item 6, "Selected Financial Data," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in "Notes to Consolidated Financial Statements," all of which are incorporated herein by reference.

Store Operations

        Our stores are designed to differentiate our brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies, all of which enhance the customer experience. We focus on store layout, with particular focus on arrangement of display cases, lighting, and choice of materials to optimize merchandise presentation. Promotional displays are changed periodically to provide variety or to reflect seasonal events.

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level in an effort to maintain efficiency and low operating costs at the store level. In addition to selling jewelry, each store also offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer's option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20 percent of the purchase price at the inception of the layaway transaction.

        We have implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience losses from theft from time to time, and maintain insurance to cover such external losses.

        We believe it is important to provide knowledgeable and responsive customer service and we maintain a strong focus on connecting with the customer, both through advertising and in-store communications and service. Our goal is to service the customer from the first sale by maintaining a customer connection through client services. We have a centralized customer service call center to effectively address customer phone calls at lower aggregate cost.

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

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, Southeast Asia and Italy. In addition, we procure approximately 34 percent of our merchandise from our internal sourcing organization which consists of both assembled goods and factory direct goods. All purchasing is done through buying offices at our headquarters. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time or converted to owned inventory if it meets certain productivity thresholds. We had $159.2 million and $175.1 million of consignment inventory on hand at July 31, 2007 and 2006, respectively. During fiscal years 2007 and 2006, we purchased approximately 18 percent and 22 percent, respectively, of our finished merchandise from our top five vendors, including five percent from one vendor in 2007. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. During fiscal year 2007, our direct sourcing organization accounted for approximately 12 percent of our merchandise requirements.

        As a specialty retail jeweler, we could be affected by industry-wide fluctuations in the prices of diamonds, gold, and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company, which has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources are developed, any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.

Proprietary Credit

        Our private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit programs under our private label credit card program. Approximately 39 percent and 41 percent of our U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by proprietary credit cards in fiscal years 2007 and 2006, respectively. Our Canadian propriety credit card sales represented approximately 25 percent and 27 percent of Canadian total sales for fiscal years 2007 and 2006, respectively.

        In fiscal year 2007, we continued our proprietary credit offerings of same-as-cash, revolving and interest free programs, all of which allowed our sales personnel to provide the customer additional financing options.

        In July 2000, we entered into a 10-year agreement with Citi whereby Citi issues private label credit cards branded with appropriate trademarks, and provides financing for our customers to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., revolving, interest free, same-as-cash).

Employees

        As of July 31, 2007, we had approximately 17,600 employees, approximately 11 percent of whom were Canadian employees and less than one percent of whom were represented by unions. Additionally, we usually hire temporary employees during each Holiday season.

Seasonality

        As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second quarter, which includes the months of November through January, typically generating a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. We expect such seasonality to continue.

Information Technology

        Our technology systems provide information necessary for (i) store operations; (ii) sales and margin management; (iii) inventory control; (iv) profitability monitoring by many measures (merchandise category, buyer, store); (v) customer care; (vi) expense control programs; and (vii) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants' ability to be responsive to changes in customer behavior. We are also improving the connectivity between stores and our corporate headquarters to enhance operating efficiencies and speed of transmission.

        Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

        We have a data center operations services agreement with a third party for the management of our mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. We believe that by outsourcing our data center operations, we are focusing our resources on developing and enhancing the strategic initiatives discussed in the Business and Strategy section.

        We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $20 million in fiscal year 2008 for enhancements to our information systems and infrastructure.

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

        The sale of insurance products by us is also highly regulated. State laws currently impose disclosure obligations with respect to our sale of credit and other insurance. In addition, our sale of insurance products in connection with our private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. Our and our competitors' practices are also subject to review in the ordinary course of business by the Federal Trade Commission and our and other retail companies' credit cards are subject to regulation by state and federal banking regulators. We believe that we are currently in material compliance with all applicable state and federal regulations.

        Merchandise in the retail jewelry industry is frequently sold at a discount off the "regular" or "original" price. We are subject to federal and state regulations requiring retailers offering merchandise at promotional prices to offer the merchandise at regular or original prices for stated periods of time. Additionally, we are subject to certain truth-in-advertising and various other laws, including consumer protection regulations that regulate retailers generally and/or the promotion and sale of jewelry in particular. We monitor changes in those laws and believe that we are in material compliance with applicable laws with respect to such practices.

Available Information

        We provide links to our filings with the Securities and Exchange Commission ("SEC") and to the SEC filings (Forms 3, 4 and 5) of our directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge, on our website at www.zalecorp.com, under the heading "SEC Filings" in the "Shareholder Information" section. These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC's EDGAR system at www.sec.gov.

        Our certificate of incorporation and bylaws as well as the charters for the compensation, audit, nominating and corporate governance committees of our Board of Directors and the corporate governance guidelines are available on our website at www.zalecorp.com, under the heading "Corporate and Social Responsibility."

        We have a Code of Business Conduct and Ethics (the "Code"). All of our directors, executive officers and employees are subject to the Code. The Code is available on our web site at www.zalecorp.com, under the heading "Corporate and Social Responsibility-Code of Business Conduct and Ethics." Waivers of the Code for directors and executive officers will be disclosed in a SEC filing on Form 8-K.

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in the Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives, potential sale of the Bailey Banks & Biddle brand and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

        Forward-looking statements are not guarantees of future performance and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.

        If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be "luxuries" may not grow and may even decrease.

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

        A substantial portion of our sales are derived from three selling periods—Holiday (Christmas), Valentine's Day, and Mother's Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.

        Most of our sales are of products that include diamonds, precious metals and other commodities. Fluctuations in the availability and pricing of commodities could impact our ability to obtain and produce products at favorable prices, and consumer awareness regarding the issue of "conflict diamonds" may affect consumer demand for diamonds.

        The supply and price of diamonds in the principal world market are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on our business.

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

        Acquisitions and dispositions involve special risk, including the risk that we may not be able to complete proposed acquisitions or dispositions or that such transactions may not be beneficial to us.

        We have made significant acquisitions in the past and may in the future make additional acquisitions and dispositions. Difficulty integrating an acquisition into our existing infrastructure and operations may cause us to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and customer reach, and/or other projected benefits from the acquisition. In addition, we may not achieve anticipated cost savings or may be unable to find attractive investment opportunities for funds received in connection with a disposition. Additionally, attractive acquisition or disposition opportunities may not be available at the time or pursuant to terms acceptable to us and we may be unable to complete acquisitions or dispositions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 430,000 square foot corporate headquarters facility, which lease extends through 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. We lease approximately 40,000 square feet of warehouse space that in June 2003 was subleased to a third party through the remainder of the lease term, which extends through March 2009. We expanded our Canadian distribution and production operations in July 2005 by leasing a 26,280 square foot facility in Toronto, Ontario with a lease term through November 2014. We also lease a 20,000 square foot distribution and warehousing facility in Irving, Texas with a lease term through June 2009 that serves as the Piercing Pagoda distribution center.

        We rent our store retail space under leases that generally range in terms from 5 to 10 years and may contain minimum rent escalation clauses, while kiosk leases generally range from three to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the stores' gross sales.

        We lease 18.5 percent of our store and kiosk locations from Simon Property Group and 15 percent of our store and kiosk locations from General Growth Management, Inc. Otherwise, we have no relationship with any lessor relating to 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of the current terms of our leases as of July 31, 2007:

Term Expires	Stores	Kiosks	Other(1)	Total	Percentage of Total
2008 and prior	280	266	1	547	24.1%
2009	154	167	1	322	14.2%
2010	179	174	1	354	15.6%
2011	179	105	—	284	12.5%
2012 and thereafter	679	81	4	764	33.6%

	1,471	793	7	2,271	100.0%

(1)
Other includes warehouses, distribution centers, storage facilities, and one location that opened August 1, 2007.

        Management believes substantially all of the store leases expiring in fiscal year 2008 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. Generally, although rents continue to increase, we otherwise expect leases will be renewed on terms not materially less favorable to us than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS

        Information regarding legal proceedings is incorporated by reference from note 12 to our consolidated financial statements set forth in Part IV of this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

        The following individuals serve as our executive officers or are other key employees of the Company. Officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Executive Officers:
Mary E. Burton	55	President, Chief Executive Officer and Director
Rodney Carter	49	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
Charles Fieramosca	59	Corporate Senior Vice President and President, Bailey Banks & Biddle
Gilbert P. Hollander	54	Executive Vice President and Chief Sourcing and Supply Chain Officer
Stephen R. Lang	39	Group Senior Vice President and Chief Merchandise Officer
Key Employees:
Mary Ann Doran	51	Senior Vice President, Human Resources
Cynthia T. Gordon	43	Senior Vice President, Controller
Steven Larkin	49	Senior Vice President, E-Commerce
Stephen C. Massanelli	51	Senior Vice President, Real Estate
Susann C. Mayo	55	Senior Vice President, Supply Chain
Hilary Molay	53	Senior Vice President, General Counsel and Secretary
Sterling Pope	52	Senior Vice President, Store Operations
George J. Slicho	58	Senior Vice President, Loss Prevention
Mark A. Stone	49	Senior Vice President, Chief Information Officer

Executive Officers

        The following is a brief description of the business experience of the Company's executive officers for at least the past five years.

        Ms. Mary E. Burton was appointed President and Chief Executive Officer effective July 2006. Ms. Burton served as Acting Chief Executive Officer from January 2006 through July 2006. Ms. Burton has served as a director of the Company since August 1, 2003. Prior to being appointed Acting Chief Executive Officer of the Company, Ms. Burton's principal occupation was serving as Chief Executive Officer of BB Capital, Inc., a retail advisory and management services company. Ms. Burton was Chief Executive Officer of the Cosmetic Center, Inc., a chain of 250 specialty retail stores, from June 1998 to April 1999. Prior to occupying that position, she served as Chief Executive Officer of PIP Printing from July 1991 to July 1992, and as Chief Executive Officer of Supercuts, Inc. from September 1987 to June 1991. She is also a director of Staples, Inc.

        Mr. Rodney Carter was appointed Executive Vice President, Chief Administrative Officer and Chief Financial Officer effective September 2007. Prior to that appointment, Mr. Carter served as Group Senior Vice President and Chief Financial Officer from October 2006 through September 2007. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc. Prior to his position at CEC Entertainment, Inc, Mr. Carter held various positions with J.C. Penney, including Chief Financial Officer of JCPenney Credit and Chief Financial Officer of JCPenney Direct Marketing Services.

        Mr. Charles E. Fieramosca joined the Company in April 2001 as Senior Vice President and President of Bailey Banks & Biddle Fine Jewelers. In the 10 years prior to joining the Company, Mr. Fieramosca founded and served as the CEO of Ascend Consulting, a product and brand development company. Prior to his role at Ascend Consulting, Mr. Fieramosca held various positions with Jones New York Menswear, BASCO All American Sportswear, and Macy's.

        Mr. Gilbert P. Hollander was appointed Executive Vice President and Chief Sourcing and Supply Chain Officer in September 2007. Prior to that appointment, Mr. Hollander served as President, Corporate Sourcing/Piercing Pagoda in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

        Mr. Stephen R. Lang was promoted to Group Senior Vice President and Chief Merchandising Officer in August 2007. From January 2007 until August 2007, Mr. Lang served as Senior Vice President of Gordon's Jeweler's and from August 2004 through December 2006, he served as Vice President and Division Merchandise Manager of various brands within the Company. Prior to rejoining the Company in 2004, Mr. Lang held various positions with Freidman's Jewelers from 2000 through 2004.

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

        Mr. Steven Larkin joined the Company in January 2006 as Senior Vice President, E-Commerce. Prior to joining the Company, Mr. Larkin held positions of Vice President, Merchandising for Benchmark Brands (2003 - 2004) and Shop NBC (2001 - 2002). Mr. Larkin also held the position of Vice President, E-Commerce for Broadband Sports.com from 2000 through 2001, and Chief Merchandising Officer at The Fingerhut Corporation from 1995 through 2000.

        Mr. Stephen C. Massanelli was appointed Senior Vice President, Real Estate in May 2004. Mr. Massanelli joined the Company in June 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of Treadstone Partners, LLP, a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles at AMRESCO, Inc. and NationsBank of Texas, predecessor to Bank of America.

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

        Mr. Sterling Pope was promoted to Senior Vice President, Store Operations in August 2007. From February 2007 through July 2007, Mr. Pope served as Senior Vice President, Store Operations. From January 2002 through December 2006, Mr. Pope served as Senior Vice President, Store Operations for Peoples Jewellers, and prior to that appointment, Mr. Pope served in various roles within the Peoples Jewellers organization.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "ZLC." The following table sets forth the high and low sale prices as reported on the NYSE for the common stock for each fiscal quarter during the two most recent fiscal years.

	2007		2006
	High	Low	High	Low
First	$28.88	$25.34	$34.42	$25.62
Second	$31.42	$26.71	$29.95	$24.28
Third	$29.96	$25.19	$28.61	$23.54
Fourth	$28.78	$21.06	$27.75	$21.01

        As of September 17, 2007, the outstanding shares of common stock were held by approximately 685 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993. In addition, our long-term debt limits our ability to pay dividends or repurchase our common stock if borrowing availability under our $500 million U.S. revolving credit facility is less than $75 million. At July 31, 2007, we had borrowing availability under the revolving credit agreement of $278.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to the Consolidated Financial Statements—Debt."

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P Smallcap Specialty Store Index and the S&P 600 Smallcap Index for the period from August 1, 2002 to July 31, 2007. The comparison assumes $100 was invested on August 1, 2002 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P Smallcap Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

	7/31/02	1/31/03	7/31/03	1/31/04	7/31/04	1/30/05	7/30/05	1/31/06	7/29/06	1/31/07	7/31/07
Zale Corporation	100	101.33	157.97	179.57	180.33	176.48	225.91	162.86	170.17	182.86	141.06
S&P 500	100	94.74	110.64	127.47	125.19	135.40	142.78	149.44	150.45	171.11	174.71
S&P Smallcap Spec	100	96.01	118.11	141.94	143.53	165.41	182.66	197.53	189.55	214.14	216.29
S&P 600 Smallcap	100	92.75	126.80	151.96	142.06	142.39	174.23	135.83	115.10	139.03	130.24

        The stock price performance depicted in the above graph is not necessarily indicative of future price performance. The Corporate Performance Graph shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the graph by reference in such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our Consolidated Financial Statements (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data for each of the fiscal years ended July 31, 2007, 2006, 2005, 2004, and 2003 has been derived from our audited Consolidated Financial Statements.

	Year Ended July 31,
	2007	2006	2005	2004	2003
	(amounts in thousands, except per share amounts)
Revenues(a)	$2,437,075	$2,438,977	$2,383,066	$2,304,440	$2,212,241

Costs and expenses:
Cost of sales(b)	1,187,601	1,215,636	1,157,226	1,122,946	1,101,030
Selling, general and administrative(c)	1,070,478	1,087,458	982,113	942,796	884,069
Cost of insurance operations	6,798	6,699	6,084	5,963	8,228
Depreciation and amortization	61,887	59,771	59,840	56,381	55,690
Impairment of goodwill	—	—	—	—	136,300
Benefit from settlement of retirement plan	—	(13,403)	—	—	—
Derivatives loss	7,184	1,681	—	—	—

Operating earnings	103,127	81,135	177,803	176,354	26,924
Interest expense	18,969	11,185	7,725	7,528	6,319
Costs of early retirement of debt	—	—	—	—	5,910

Earnings before income taxes	84,158	69,950	170,078	168,826	14,695
Income taxes(d)	24,906	16,328	63,303	62,353	55,340

Net earnings (loss)	$59,252	$53,622	$106,775	$106,473	$(40,645)

Earnings (loss) per common share:
Basic	$1.22	$1.10	$2.08	$2.02	$(0.63)

Diluted	$1.21	$1.09	$2.05	$1.99	$(0.63)

Weighted average number of common shares outstanding(e):
Basic	48,694	48,808	51,280	52,650	64,528

Diluted	48,995	49,211	51,975	53,519	64,528

Balance Sheet Data:
Working capital	$797,860	$649,219	$611,561	$582,888	$532,443
Total assets	1,613,946	1,462,568	1,380,900	1,342,084	1,294,106
Long-term debt	227,306	202,813	129,800	197,500	184,400
Total stockholders investment	902,573	804,353	817,588	726,114	652,323

(a)
Revenues for fiscal years 2006, 2005, 2004 and 2003 include $24.3 million, $49.8 million, $48.1 million and $46.3 million, respectively, of revenues generated in the closed Bailey Banks & Biddle stores.

(b)
In fiscal year 2006, cost of sales includes charges of $26.9 million related to the accelerated markdown of discontinued merchandise and $21.4 million related to closing certain Bailey Banks & Biddle stores (including a $6.2 million charge on inventory).

(c)
In fiscal year 2006, selling, general and administrative includes (1) $12.1 million in executive severance costs, (2) $28.0 million related to Bailey Banks & Biddle store closings, (3) $5.3 million related to adoption of SFAS 123(R), (4) $5.2 million related to termination of an IT initiative and (5) $4.6 million related to asset impairment charges.

(d)
Income taxes in fiscal year 2006 decreased primarily due to lower earnings, tax benefits related to the American Jobs Creation Act repatriation and reduced tax rates in Canada. Income taxes in fiscal year 2007 includes an $8.5 million benefit associated with our decision to indefinitely reinvest certain undistributed foreign earnings outside the U.S.

(e)
Ending share amounts have been adjusted to give retroactive effect for a two-for-one stock split completed on June 8, 2004.

Segment Data

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

	Year Ended July 31,
Selected Financial Data by Segment
	2007	2006	2005	2004	2003
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$2,160,870	$2,149,217	$2,089,261	$2,022,214	$1,939,454
Kiosk(b)	262,627	276,619	280,897	269,660	256,665
All Other	13,578	13,141	12,908	12,566	16,122

Total revenues	$2,437,075	$2,438,977	$2,383,066	$2,304,440	$2,212,241

Depreciation and amortization:
Fine Jewelry	$45,224	$43,273	$44,410	$41,757	$40,915
Kiosk	5,625	5,571	4,708	4,199	4,653
All Other	—	—	—	—	—
Unallocated	11,038	10,927	10,722	10,425	10,122

Total depreciation and amortization	$61,887	$59,771	$59,840	$56,381	$55,690

Operating earnings (loss):
Fine Jewelry	$109,110	$108,082	$147,414	$153,739	$151,650
Kiosk(c)	6,646	20,402	29,030	25,951	(125,629)
All Other	6,780	6,443	6,824	6,603	7,894
Unallocated(d)	(19,409)	(53,792)	(5,465)	(9,939)	(6,991)

Total operating earnings	$103,127	$81,135	$177,803	$176,354	$26,924

Assets(e):
Fine Jewelry(f)	$1,262,716	$1,119,679	$1,103,142	$1,055,755	$1,036,080
Kiosk(g)	125,680	124,415	117,125	111,238	96,485
All Other	42,352	39,261	35,670	37,737	38,217
Unallocated	183,198	179,213	124,963	137,354	123,324

Total assets	$1,613,946	$1,462,568	$1,380,900	$1,342,084	$1,294,106

Capital expenditures:
Fine Jewelry	$54,619	$54,942	$59,587	$42,535	$27,064
Kiosk	3,036	7,750	8,650	6,038	6,383
All Other	—	—	—	—	—
Unallocated	28,791	20,026	14,887	12,215	10,132

Total capital expenditures	$86,446	$82,718	$83,124	$60,788	$43,579

(a)
Includes $272.0, $229.6, $198.3, $174.1 and $150.4 million in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively, related to foreign operations.

(b)
Includes $2.8, $7.7 and $6.6 million in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to fiscal year 2005.

(c)
Includes impairment of goodwill of $136.3 million in fiscal year 2003.

(d)
Fiscal year 2006 includes $36.7 million related to the special charge, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $5.3 million related to share-based compensation expense and $2.4 million related to accrued percentage rent. Also, includes $80.8, $70.9, $71.0, $65.9 and $63.3 million in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $37.5, $28.8, $27.2, $23.2 and $20.0 million of fixed assets in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively, related to foreign operations.

(g)
Includes $466,000 and $390,000 of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to 2005 and all fixed assets were disposed of in fiscal year 2007.

        The segments are not organized based on product differences or geographic areas and, accordingly, it is not practicable to report revenues based on such organization.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        With respect to forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2007, we operated 1,471 fine jewelry stores and 793 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. Our operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.

        The Fine Jewelry segment focuses primarily on diamond product, but differentiates its six brands through customer service, merchandise assortments, store design and marketing. Zales Jewelers (including zales.com), our national brand in the U.S., provides moderately priced jewelry to a broad range of customers. Zales Outlet caters to the slightly higher-income female self purchaser in malls and neighborhood power centers. Gordon's Jewelers (including gordonsjewelers.com) is a moderately priced regional jeweler focusing on customer relationships. Bailey Banks & Biddle Fine Jewelers (including baileybanksandbiddle.com) operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers. Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada, providing moderately priced jewelry to a wide variety of Canadian customers.

        The Kiosk Jewelry segment reaches the opening price point fine jewelry customer primarily through mall-based kiosks under the name Piercing Pagoda.

        The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

        Comparable store sales exclude revenue recognized from warranty sales, internet sales and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program. The sales results of new stores are included beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales. Beginning in fiscal year 2008, comparable store sales will include internet sales. This approach is consistent with improving our multi-channel experience and leveraging the best of our real estate footprint with internet sales. The following table shows comparable store sales as reported and including internet sales for fiscal year 2007:

	As Reported	Including Internet Sales
First quarter	0.4%	1.0%
Second quarter	1.4%	2.3%
Third quarter	(3.4)%	(2.8)%
Fourth quarter	(0.5)%	0.1%
Full year	(0.2)%	0.5%

        During fiscal year 2007, we focused on several key areas including repositioning of the Zales brand, improving gross margins through direct sourcing, investing in our people and launching key system initiatives.

        The Zales brand expanded its diamond assortment by investing approximately $100 million in diamond fashion and solitaire jewelry prior to the 2006 calendar Holiday season. These investments were deemed necessary to position the brand as "The Diamond Store." While Holiday sales were positive, the inventory investments did result in overstock positions of core product that will be sold in lieu of replenishment of certain styles through fiscal year 2008. Our direct sourcing strategy includes both internal procurement and assembly and importing directly from factories. Direct sourced goods accounted for 34 percent and 28 percent of purchases in fiscal years 2007 and 2006, respectively. The margin improvements were largely offset by aggressive promotional discounting in the Holiday selling season that did not result in the desired incremental revenues. We tested investments in payroll to strengthen the team of associates and improve the customer experience. While the payroll investment in experienced jewelry sales associates appears effective, additional investments in store coverage will be reduced in fiscal year 2008. Additionally, we launched several key system initiatives to support the needs of the business as well as to facilitate implementation of some of our strategic initiatives. We introduced an online vendor portal that allows vendors to view and set up new items online. We implemented year one of our three year plan to install the Oracle Merchandise System and we are beginning a three year roll-out of the new and improved proprietary point-of-sale platform.

        In addition, we introduced a lifetime warranty plan that replaced a two-year product offering. The new lifetime warranty was initially tested in the Zales and Peoples and Mappins brands during the second quarter of fiscal year 2007. The product was subsequently adopted by Gordon's and Outlet in the third quarter. The plan was well received by customers as the attachment rate increased from 41.6 percent in fiscal year 2006 to 49.5 percent in fiscal year 2007. Increases in both price and unit sales resulted in an increase of $33.1 million in warranty sales to $110.7 million in fiscal year 2007 as compared to $77.6 million in fiscal year 2006. However, the introduction of the lifetime warranty plan required us to change the revenue recognition methodology from recognizing revenues based on the rate services were incurred over a two-year period to recognizing revenues on a straight-line basis over a period of five years. As a result, recognized revenues decreased $25.9 million from $74.1 million in fiscal year 2006 to $48.2 million in fiscal year 2007. While the revenue recognized related to warranties negatively impacts revenues in the short-term, the cash from sales of warranties has increased over prior years. For additional information related to warranties, see note 13 to our consolidated financial statements set forth in Part IV of this report.

        We have identified several key strategies which are centered on improving our return on capital over time as we move into fiscal year 2008. These strategies include improving the profitability of our existing core mall business, growth in our Canadian brands and outside of the mall and migrating to a more centralized and streamlined organization.

        We believe improving our core mall business is a significant opportunity to drive shareholder value. We intend to achieve this goal by creating a superior customer experience through increased emphasis on customer interactions, in-store "comfort" and increased associate training. In addition to focusing on the core business we will continue to invest in our most profitable brands: the Canadian mall-based brands and the growth opportunity outside the traditional mall. We intend to build on our success with Zales Outlet that has a proven track record of profitability. We also plan to continue to build our internet business with a focus on online customer experience and multi-channel execution. The last component of our strategy is to migrate to a more centralized and streamlined organization. The centralized organization will result in a focus on three core competencies that are consistent to executing our strategic objectives: merchandising, supply chain and store operations.

        The merchandising organization will be focused on product assortments appropriate to the brands, customer demographics, fashion trends and regional preferences. The supply chain will focus on procuring the goods through the most effective resource, including internal production or direct import. This organization will allow us to more effectively improve and develop our supply chain strategy and continuing our focus on margin improvements through direct sourcing. In addition, the supply chain organization will establish a comprehensive vendor strategy and product flow. The operations organization will be focused on creating and executing a custom experience appropriate to each brand's strengths. In addition, the operations organization will focus on training, recruiting and retention.

        We believe there are significant synergies and efficiencies to be gained by the elimination of redundancies and more teaming across brands. While we believe there will be significant savings over time, the near term benefit is an organization that can be more effective by better leveraging our best practices and best people.

        From time to time, we include non-GAAP measurements of financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations, including information relating to the lifetime warranties we began selling during the second quarter of fiscal year 2007 and charges related to the closing of certain Bailey Banks & Biddle stores and executive severance in fiscal year 2006. We use these measurements as part of our evaluation of the performance of the Company. In addition, we believe these measures provide useful information to investors, particularly in evaluating the performance of the Company in fiscal year 2007 as compared to prior periods.

Results of Operations

        The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	48.7	49.8	48.6
Selling, general and administrative	43.9	44.6	41.2
Cost of insurance operations	0.3	0.3	0.3
Depreciation and amortization	2.5	2.5	2.5
Benefit from settlement of retirement plan	—	(0.6)	—
Derivatives loss	0.3	0.1	—

Operating earnings	4.2	3.3	7.4
Interest expense	0.8	0.4	0.3

Earnings before income taxes	3.4	2.9	7.1
Income taxes	1.0	0.7	2.6

Net earnings	2.4%	2.2%	4.5%

Year Ended July 31, 2007 Compared to Year Ended July 31, 2006

        Revenues.    Revenues for fiscal year 2007 were flat at $2.44 billion, compared to revenues for the same period in the prior fiscal year. Revenues related to warranty sales decreased $25.9 million primarily due to a change in revenue recognition methodology related to lifetime warranties. Prior to the second quarter of fiscal year 2007, we offered only a two-year warranty. Revenue from the two-year warranty is recognized over the two-year service period at the rates the related costs have historically been incurred. During the second quarter of fiscal 2007, certain brands began offering a lifetime warranty. Revenue from the lifetime warranty is recognized on a straight-line basis over a period of five years. Including the $25.9 million impact of the change in method of amortizing warranty sales and excluding the $15.1 million impact on revenues of the Bailey Banks & Biddle stores closed in fiscal year 2006, revenues increased 1.6 percent over last year due primarily to new store growth in the Fine Jewelry segment and a $17 million, or 0.7 percent increase related to internet sales. Comparable store sales decreased $2.8 million, or 0.2 percent as compared to the same period in the prior year. The decline in comparable store sales was driven primarily by a decrease in the number of customer transactions, partially offset by a 5.4 percent increase in the average transaction price to $195.

        The Fine Jewelry segment contributed $2.16 billion of revenues in the fiscal year ended July 31, 2007, compared to $2.15 billion for the same period in the prior year, which represents an increase of 0.5 percent compared to the same period in the prior year. Revenues include $263 million in the Kiosk Jewelry segment compared to $277 million in the prior year, representing a decrease of 5.0 percent. The All Other segment operations provided $13.6 million in revenues for the fiscal year ended July 31, 2007 and $13.1 million for the same period in the prior year, which represents an increase of 3.3 percent.

        During the fiscal year ended July 31, 2007, we opened 51 stores in the Fine Jewelry segment and 14 kiosks in the Kiosk Jewelry segment. In addition, we closed 36 stores in the Fine Jewelry segment and 114 locations, primarily 76 Peoples II carts, in the Kiosk Jewelry segment.

        Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 48.7 percent for the year ended July 31, 2007 compared to

49.8 percent for the same period in the prior year. The decrease relates primarily to the 110 basis point impact of the special charge recorded in fiscal year 2006 intended to accelerate the clearance of discontinued merchandise and an inventory charge of 10 basis points related to closing certain Bailey Banks & Biddle stores in fiscal year 2006. The decrease also relates to our continued focus on direct sourcing of product and finished goods across the Company and enhanced markdown control during the last half of fiscal year 2007. The decreases were partially offset by the 50 basis point impact related to the decline in revenue recognized associated with warranties.

        Our LIFO inventory charge was $5.4 million and $5.8 million for the fiscal years ended July 31, 2007 and 2006, respectively.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying and general corporate overhead expenses. SG&A was 43.9 percent of revenues for the year ended July 31, 2007 compared to 44.6 percent for the same period in the prior year. The decrease relates primarily to certain charges recorded in fiscal year 2006 including the 120 basis point impact of Bailey Banks & Biddle store closing costs, executive severance of 50 basis points and asset impairments of 40 basis points. These decreases were partially offset by the 40 basis point decline in revenue recognized associated with warranties, a 50 basis point increase in labor costs as a result of investments in payroll and a 30 basis point increase in occupancy costs.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2007 and 2006 was 2.5 percent.

        Derivative Loss.    We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in derivative loss in the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. During the fiscal year ended July 31, 2007, we recognized a derivative loss in the amount of $7.2 million. The loss on derivatives consisted of an increase in fair value of $1.3 million offset by losses on the settlement of contracts in the amount of $8.5 million.

        Interest Expense.    Interest expense as a percent of revenues for the year ended July 31, 2007 and 2006 was 0.8 percent and 0.4 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 5.8 percent last year to 6.6 percent this year and increased average borrowings during the year.

        Income Tax Expense.    The effective tax rate for the year ended July 31, 2007 and 2006 was 29.6 percent and 23.3 percent, respectively. In fiscal year 2006, the rate reflects an $11.9 million tax benefit associated with the repatriation of undistributed Canadian earnings under the American Jobs Creation Act and the release of certain tax reserves related to state and local audits. In fiscal year 2007, the rate reflects a tax benefit of $8.5 million associated with our decision to indefinitely reinvest certain undistributed foreign earnings outside the U.S. in accordance with Accounting Principles Board No. 23, "Accounting for Income Taxes-Special Areas," ("APB 23") which resulted in the release of the deferred tax liability associated with these undistributed earnings.

Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

        Revenues.    Revenues for fiscal year 2006 were $2.44 billion, an increase of 2.3 percent over revenues of $2.38 billion for the same period in the prior fiscal year. Revenues include $24.3 million in fiscal year 2006 and $49.8 million in fiscal year 2005 from the 32 Bailey Banks & Biddle stores that we closed during the second quarter of fiscal year 2006. Excluding these stores, revenues were $2.42 billion compared to $2.33 billion in the prior year, an increase of 3.5 percent. Comparable store sales increased 1.6 percent in the fiscal year ended July 31, 2006 as compared to the same period in the prior year. The increase in comparable store sales was driven primarily by a 2.8 percent increase in the average transaction price to $185, partially offset by a decrease in the number of customer transactions.

        The Fine Jewelry segment contributed $2.15 billion of revenues in the fiscal year ended July 31, 2006, compared to $2.089 billion for the same period in the prior year, which represents an increase of 2.9 percent. Excluding the revenues from the closed Bailey Banks & Biddle stores, the Fine Jewelry segment contributed $2.13 billion and $2.04 billion in revenues for fiscal years 2006 and 2005, respectively, an increase of 4.2 percent. Revenues include $277 million in the Kiosk Jewelry segment compared to $281 million in the prior year, representing a decrease of 1.4 percent. The All Other segment operations provided $13.1 million in revenues for the fiscal year ended July 31, 2006 and $12.9 million for the same period in the prior year, which represents an increase of 1.6 percent.

        During the fiscal year ended July 31, 2006, we opened 59 stores in the Fine Jewelry segment and 54 kiosks in the Kiosk Jewelry segment. In addition, we closed 67 stores in the Fine Jewelry segment (including the 32 Bailey Banks & Biddle store closings), and 42 locations in the Kiosk Jewelry segment.

        Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.8 percent for the year ended July 31, 2006 compared to 48.6 percent for the same period in the prior year. The increase in cost of sales as a percent of revenues was primarily due to a special charge of 110 basis points intended to accelerate the sell-through of discontinued merchandise and an inventory charge of 10 basis points related to closing certain Bailey Banks & Biddle stores.

        We also experienced margin improvements driven by directly sourced goods of 40 basis points and more productive use of trade-in product resulting in a 20 basis points improvement. These improvements were offset by increased promotions in the Bailey Banks & Biddle closed stores and the markdowns to sell through discontinued items in Zales.

        We recorded a LIFO charge of $5.8 million in fiscal year 2006 compared to $3.5 million in fiscal year 2005. We estimate that the portion of the special charge on approximately $90 million of inventory reduced the LIFO charge by approximately $2 million due to the liquidation of the inventory.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A was 44.6 percent of revenues for the year ended July 31, 2006 compared to 41.2 percent for the same period in the prior year. The increase in SG&A was primarily the result of the 120 basis point impact of the Bailey Banks & Biddle store closing costs, executive severance of 50 basis points, the 20 basis point impact related to the adoption of SFAS 123(R), a 20 basis point charge related to the termination of an IT initiative, asset impairment charges of 20 basis points related to certain test stores and incremental store operating costs offset by a reduction in proprietary credit costs due to a shift to more profitable or less costly credit program offerings.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the years ended July 31, 2006 and 2005 was 2.5 percent.

        Derivative Loss.    We recognize all derivative instruments measured at fair value, as either assets or liabilities in the accompanying consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in derivative loss in the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the underlying commodity. During the fiscal year ended July 31, 2006, we recognized a derivative loss in the amount of $1.7 million.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2006 and 2005 was 0.5 percent and 0.3 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 3.8 percent in fiscal year 2005 to 5.8 percent in fiscal year 2006 and increased average borrowings during the year.

        Income Tax Expense.    The effective tax rate for the fiscal years ended July 31, 2006, and 2005 was 23.3 percent and 37.2 percent, respectively. The decrease in the effective tax rate was due to tax benefits associated with the repatriation under the American Jobs Creation Act (the "AJCA") (described below), the tax rate on Canadian earnings, and the release of certain tax reserves upon resolution of certain state and local audits.

        On October 22, 2004, the AJCA was signed into law. The AJCA includes, among other provisions, a special one-time deduction for 85 percent of certain foreign earnings that are repatriated to the U.S. from foreign operations, as defined in the AJCA. We have a Canadian subsidiary for which we elected to apply this provision to qualifying earnings repatriations in fiscal year 2006. In January 2006, we executed a Domestic Repatriation Plan under the provision and repatriated $47.6 million, realizing an income tax benefit of $11.9 million, partially offset by a liability of $5.1 million related to management's decision not to elect APB 23 for the fiscal year ended July 31, 2006.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities and debt service. In addition, from time-to-time in the past we have repurchased shares of our common stock.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season. Other important periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Our maximum inventory level typically occurs prior to the Holiday season. Owned inventory at July 31, 2007 was $1.0 billion, an increase of $117.9 million compared to inventory levels at July 31, 2006. The increase was primarily related to investments in expanded assortments, increased clearance inventory related to the repositioning in the Fall of fiscal year 2007 and increased inventory in our internal assembly organization.

        Net cash provided by operating activities decreased from $82.1 million for the year ended July 31, 2006 to $40.6 million for the year ended July 31, 2007. The decrease in cash is primarily due to an increase in inventory of $117.9 million, a $31.9 million decrease in merchandise payables and decreased profitability. The decrease was partially offset by a $33.1 million increase in cash received related to deferred revenues for warranties and a $22.0 million refund related to fiscal year 2006 income tax overpayments. In fiscal year 2008, cash provided by operating activities is expected to increase due to a decrease in inventory, an increase in merchandise payables and increased sales of the lifetime warranty plan.

        Net cash provided by operating activities decreased to $82.1 million in fiscal 2006 from $162.6 million in fiscal 2005. The decrease was primarily attributable to an increase in inventory of $70.5 million excluding the impact of inventory write-downs of $26.9 million. At July 31, 2006, owned inventory was approximately $50 million higher than at July 31, 2005 primarily due to an increase in directly sourced product for the Fine Jewelry segment which results in earlier receipt of raw materials than finished goods and increased assortments resulting from the repositioning of the Zales brand. The decrease was also due to decreased profitability, payments totaling $17.7 million related primarily to lease buyout costs associated with the Bailey Banks & Biddle store closures and a $30.8 million increase in income tax payments associated with fiscal 2005 taxes paid in fiscal 2006 and overpayments of fiscal 2006 taxes. The decrease was partially offset by an increase in accounts payable as a result of a change in the timing of vendor payments in fiscal 2006 compared to fiscal 2005.

        Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities and vendor payment terms. Under our U.S. and Canadian revolving credit facilities we may borrow up to $500 million and CAD $30 million, respectively. In the third quarter of fiscal year 2007, we amended our U.S. and Canadian revolving credit facilities to extend the maturity date to August 2011 and reduced the current applicable interest rates from LIBOR (BA in Canada) plus 1.25 percent to LIBOR plus 1.0 percent. In addition, the amendment to the U.S. Agreement increases our seasonal borrowing capabilities by $100 million and adds an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. Vendor purchase order terms typically require payment within 60 days.

        As of July 31, 2007, we had cash and cash equivalents of $37.6 million and had approximately $300 million available under our revolving credit facilities. We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

        During the fourth quarter of fiscal year 2007, we made the decision to indefinitely reinvest certain of our undistributed foreign earnings outside the U.S. As a result of this decision, and in accordance with APB 23, we released $8.5 million of deferred tax liabilities associated with the undistributed foreign earnings. We estimate that this decision will result in an annual benefit of $2 million to $4 million.

        In September 2007, the Company entered into a letter of intent to sell its Bailey Banks & Biddle brand. The decision to sell the brand was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. The net assets to be sold as of July 31, 2007 totaled approximately $193 million and consist primarily of inventory of approximately $173 million. The brand is included in our Fine Jewelry segment and generated revenues of $284 million during fiscal 2007. The sale is expected to be completed during the first quarter of fiscal 2008 at an estimated pre-tax loss of up to $5 million, including selling costs.

Capital Growth

        During the fiscal year ended July 31, 2007, we invested $86.4 million of capital expenditures with approximately $54.6 million attributed to our Fine Jewelry segment to open 51 stores and to renovate, relocate or refurbish other locations. In addition, another $3.0 million of capital expenditures were invested in the Kiosk Jewelry segment to open 14 kiosks, and to renovate, relocate or refurbish other locations. We anticipate investing approximately $105 million of capital expenditures in fiscal year 2008, targeting 37 new stores primarily in the Peoples and Outlet brands and 10 more locations in the Pagoda brand, with approximately $20 million in capital investments related to IT infrastructure and support operations.

Net Operating Losses

        Future liquidity will be enhanced to the extent that we are able to realize the cash benefit from utilization of our past net operating losses ("NOLs") carried forward against current and future tax liabilities. The cash benefit realized from NOLs in fiscal year 2007 was approximately $6.8 million. As of July 31, 2007, we had NOLs after limitations of $19.5 million, which represents up to $6.8 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive limitation is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL can be utilized through fiscal year 2008.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2007 is presented in the following table (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt(a)	$227	$—	$—	$227	$—	$—
Operating leases(b)	1,063	203	460	101	299	—
Operation services agreement(c)	21	4	13	4	—	—
Other long-term liabilities(d)	7	—	—	—	—	7

Total	$1,318	$207	$473	$332	$299	$7

(a)
Long-term debt relates to principal payments due under our revolving credit agreement. This amount does not reflect any interest, which would be based on the current effective rate, which was 6.7 percent at July 31, 2007 and assuming no prepayments.

(b)
Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues.

(c)
We have an operations services agreement with a third party for the management of our mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The current agreement is effective August 1, 2005.

(d)
Other long-term liabilities reflect loss reserves related to credit insurance. We have reflected these payments under "Other," as the timing of these future payments is dependent on the actual processing of the claims.

        Not included in the table above as purchase obligations are our obligations under employment agreements and ordinary course purchase orders for merchandise and obligations, including certain merchandise on memo for which we may have a contingent liability to purchase certain items if they do not sell through.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements. At this time, we do not anticipate this will result in a material adjustment to the Company's financial condition, results of operations or liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits entities to choose to value certain financial instruments at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

Inflation

        In management's opinion, changes in revenues, net earnings and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out ("LIFO") inventory. Historically, we have hedged a portion of our gold and silver purchases through forward contracts. There is no assurance that inflation will not materially affect us in the future.

Critical Accounting Policies and Estimates

        Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2007, approximately five percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items.

        We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. We apply internally developed indices that we believe accurately and consistently measure inflation or deflation in the components of our merchandise (i.e., diamonds, gold and other metals and precious stones) and our overall merchandise mix. We believe our internally developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics ("BLS") producer price indices or other published indices.

        We also reduce our inventory valuation for discontinued, slow-moving and damaged inventory. This write-down of inventory is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant. For example, in fiscal year 2006, we recorded inventory write-downs of approximately $27 million resulting from the decision to accelerate the clearance of previously discontinued merchandise assortments and $6 million related to the closure of Bailey Banks & Biddle stores.

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

        Impairment of Long-Lived Assets.    Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores. Any impairment would be recognized in operating results.

        Goodwill.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. An impairment is deemed to exist if the estimated fair value is less than the net book value of a reporting unit. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, we believe the likelihood of additional impairment would not be material. However, a significant change in the related brand's performance, such as the closing of a majority of the brand's stores, could result in additional impairment. As of the second quarter of fiscal year 2007, we performed our annual review for impairment of goodwill related to our Piercing Pagoda, People's Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for our Piercing Pagoda acquisition, $76.3 million recorded for the People's Jewellers acquisition and $5.0 million for other smaller acquisitions.

        Revenue Recognition.    We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers two-year and lifetime warranties that cover sizing and breakage on certain products and a diamond commitment program ("DCP") that offers a traditional warranty to cover sizing, breakage and theft replacement for a 12-month period. The revenue from the lifetime warranty and DCP is recognized on a straight-line basis over a five-year and 12-month period, respectively. The revenue from the two-year warranty is recognized over the service period at the rates the related costs have historically been incurred in performing the services covered under the agreements. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        Self-Insurance.    We are self-insured for certain losses related to general liability, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted.

        Other Reserves.    We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies.

        Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. We believe that as of July 31, 2007, the realization of our gross deferred tax assets is more likely than not and thus there was no valuation reserve recorded.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2007 of $25 million.

        Based on our market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

        Commodity Risk.    We principally address commodity risk through retail price point adjustments and have, from time to time, purchased forward contracts for gold and silver.

        The purpose of purchasing the forward contracts for gold and silver is to minimize the effect of unknown future commodity price movements on planned cash flows and to enable us to maintain a consistent and predictable pricing strategy. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis and have been accounted for as undesignated derivative instruments. Accounting for our forward contracts as derivatives instead of hedges does not affect the underlying economics of our risk management strategies and has no impact on the timing or amount of cash flows under any derivative contract. The fair value of our derivative instruments is included in the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. During the term of the contracts, any changes in the fair value of derivative instruments are reported in derivative losses in the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the value of the underlying commodity. For the fiscal year ended July 31, 2007, we recognized derivatives losses of $7.2 million. As of July 31, 2007, there were no outstanding forward contracts.

        Foreign Currency Contracts.    We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated. However, as a result of our Canadian operations, we are exposed to market risk from currency exchange rate exposure which may adversely affect our financial position, results of operations and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 39 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-26. We incorporate these consolidated financial statements in this document by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

        Our Management's Report on Internal Control Over Financial Reporting is included on page F-1 of this Annual Report on Form 10-K. The report of KPMG LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K.

        There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Auditor Fee Information" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 39 for a listing of all financial statement documents included on pages F-1 through F-26.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	September 5, 2007 Form 8-K, Exhibit 3.1
4.1a	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1
4.1b	Amendment to Revolving Credit Agreement, dated as of December 10, 2004	December 10, 2004 Form 8-K, Exhibit 99.1

4.1c	Amendment to Revolving Credit Agreement dated as of January 17, 2006	July 31, 2006 Form 10-K, Exhibit 4.1c
4.1d	Amendment to Revolving Credit Agreement dated as of April 6, 2007	April 11, 2007 Form 8-K, Exhibit 99.1
10.1	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4b
10.4c*	Form of Non-qualified Stock Option Award Agreement	August 31, 2006 Form 8-K, Exhibit 10.1
10.4d*	Form of Restricted Stock Award Agreement	July 31, 2004 Form 10-K, Exhibit 10.4c
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.5
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.6
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Zale Corporation Outside Directors' 2005 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.6a
10.6b*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.6c*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.7a*	Executive Severance Plan	Form S-1 (Reg. No. 33-27225), Exhibit 10.23
10.7b*	Amendment to Executive Severance Plan	July 31, 1996 Form 10-K, Exhibit 10.8a
10.8a*	Supplemental Executive Retirement Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.8
10.8b*	Supplemental Executive Retirement Plan as amended and restated effective January 1, 2005	April 30, 2007 Form 10-Q, Exhibit 10.4
10.8c*	Supplemental Executive Retirement Plan as amended and restated effective January 1, 2005	April 30, 2007 Form 10-Q, Exhibit 10.5

10.8d*	Pre-409A Supplemental Executive Retirement Plan as amended and restated effective March 1, 2007	April 30,2007 Form 10-Q, Exhibit 10.6
10.9a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.9b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a
10.9c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.10*	Employment Agreement with Mary E. Burton, dated as of October 12, 2006	July 31, 2006 Form 10-K, Exhibit 10.10
10.11*	Terms of Employment Arrangement with George R. Mihalko	August 10, 2006 Form 8-K, Exhibit 10.1
10.12*	Employment Agreement with John A. Zimmermann, dated as of March 31, 2006	April 6, 2006 Form 8-K, Exhibit 10.1
10.13*	Employment Agreement with Gilbert P. Hollander, dated as of January 5, 2005	July 31, 2006 Form 10-K, Exhibit 10.13
10.14*	Offer Letter to Rodney Carter	October 31, 2006 Form 10-Q, Exhibit 10.1
10.15*#	Zale Corporation Bonus Plan	July 31, 2006 Form 10-K, Exhibit 10.18
10.16	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2
10.17*	Form of Change of Control Agreement of Senior Vice Presidents without separate employment agreements	July 31, 2004 Form 10-K, Exhibit 10.14
10.18*	Base Salaries of Named Executive Officers	Filed herewith
10.19	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2006 Form 10-K, Exhibit 10.18
10.20*	Form of Employment Security Agreement	Filed herewith
14	Code of Ethics	July 31, 2003 Form 10-K, Exhibit 14
21	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.3

#
Zale Corporation has requested confidential treatment for certain portions of this document pursuant to an application sent to the SEC. The Company has omitted such portions from this filing and filed them separately with the SEC.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2007. The effectiveness of our internal control over financial reporting was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page F-2.

/s/ MARY E. BURTON Mary E. Burton President, Chief Executive Officer October 1, 2007	/s/ RODNEY CARTER Rodney Carter Executive Vice President, Chief Administrative Officer and Chief Financial Officer October 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zale Corporation:

        We have audited Zale Corporation's (the Company) internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended July 31, 2007, and our report dated October 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
October 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Zale Corporation:

        We have audited the accompanying consolidated balance sheets of Zale Corporation (the Company) as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," in fiscal year 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 1, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
October 1, 2007

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2007	2006	2005
Revenues	$2,437,075	$2,438,977	$2,383,066

Cost and expenses:
Cost of sales	1,187,601	1,215,636	1,157,226
Selling, general and administrative	1,070,478	1,087,458	982,113
Cost of insurance operations	6,798	6,699	6,084
Depreciation and amortization	61,887	59,771	59,840
Benefit from settlement of retirement plan	—	(13,403)	—
Derivative loss	7,184	1,681	—

Operating earnings	103,127	81,135	177,803
Interest expense	18,969	11,185	7,725

Earnings before income taxes	84,158	69,950	170,078
Income tax expense	24,906	16,328	63,303

Net earnings	$59,252	$53,622	$106,775

Earnings per common share:
Basic earnings per share	$1.22	$1.10	$2.08

Diluted earnings per share	$1.21	$1.09	$2.05

Weighted average number of common shares outstanding:
Basic	48,694	48,808	51,280

Diluted	48,995	49,211	51,975

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2007	July 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$37,643	$42,594
Merchandise inventories	1,021,164	903,294
Other current assets	113,511	103,356

Total current assets	1,172,318	1,049,244

Property and equipment, net	304,396	283,721
Goodwill	100,740	96,339
Other assets	35,187	33,264
Deferred tax asset	1,305	—

Total assets	$1,613,946	$1,462,568

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$300,929	$338,078
Deferred tax liability	73,529	61,947

Total current liabilities	374,458	400,025

Long-term debt	227,306	202,813
Deferred tax liability	—	3,768
Other liabilities	109,609	51,609
Commitments and contingencies (see notes 7 and 12)
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,609 and 53,646 shares issued; 49,053 and 48,134 shares outstanding at July 31, 2007 and 2006, respectively	487	482
Additional paid-in capital	138,036	111,448
Accumulated other comprehensive income	45,939	33,564
Accumulated earnings	868,111	808,859

	1,052,573	954,353
Treasury stock, at cost, 5,556 and 5,551 shares at July 31, 2007 and 2006, respectively	(150,000)	(150,000)

Total stockholders' investment	902,573	804,353

Total liabilities and stockholders' investment	$1,613,946	$1,462,568

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net earnings	$59,252	$53,622	$106,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,841	60,911	61,146
Repatriation on tax provision	—	(11,904)	—
Deferred taxes	7,082	1,542	12,993
Loss on disposition of property and equipment	2,660	4,346	4,388
Impairment of fixed assets	2,829	19,123	1,497
Stock-based compensation	6,087	6,444	660
Benefit from settlement of retirement plan	—	(13,403)	—
Derivative (gain) loss	(1,316)	1,681	—
Changes in assets and liabilities:
Merchandise inventories	(112,488)	(43,629)	(20,968)
Other current assets	(9,795)	(27,704)	261
Other assets	1,868	(2,047)	(2,194)
Accounts payable and accrued liabilities	(34,888)	36,904	3,216
Other liabilities	56,510	(3,817)	(5,161)

Net cash provided by operating activities	40,642	82,069	162,613

Cash Flows From Investing Activities:
Payments for property and equipment	(86,446)	(82,718)	(83,124)
Proceeds from sale of property and equipment	—	—	3,971
Purchase of available-for-sale investments	(11,281)	(2,149)	(3,480)
Proceeds from sales of available-for-sale investments	8,127	3,311	4,440

Net cash used in investing activities	(89,600)	(81,556)	(78,193)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,960,693	1,125,613	1,388,900
Payments on revolving credit agreement	(2,936,200)	(1,052,600)	(1,456,600)
Proceeds from exercise of stock options	17,795	10,669	17,725
Excess tax benefit on stock options exercised	1,432	1,129	5,665
Purchase of common stock	—	(100,000)	(50,000)

Net cash provided by (used in) financing activities	43,720	(15,189)	(94,310)

Effect of exchange rate changes on cash	287	1,824	2,212
Net change in cash and cash equivalents	(4,951)	(12,852)	(7,678)
Cash and cash equivalents at beginning of period	42,594	55,446	63,124

Cash and cash equivalents at end of period	$37,643	$42,594	$55,446

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2004	52,110	$521	$63,661	$13,470	$648,462	$—	$726,114
Net earnings	—	—	—	—	106,775	—	106,775
Unrealized loss on securities	—	—	—	(474)	—	—	(474)
Unrealized loss on derivatives	—	—	—	(338)	—	—	(338)
Cumulative translation adjustment	—	—	—	11,461	—	—	11,461

Comprehensive income							117,424

Exercise of stock options	946	10	18,603	—	—	—	18,613
Tax benefit from exercise of stock options	—	—	4,777	—	—	—	4,777
Purchase of common stock	(1,812)	(18)	18	—	—	(50,000)	(50,000)
Stock-based compensation	(5)	—	660	—	—	—	660

Balances at July 31, 2005	51,239	513	87,719	24,119	755,237	(50,000)	817,588
Net earnings	—	—	—	—	53,622	—	53,622
Unrealized loss on securities	—	—	—	(434)	—	—	(434)
Unrealized loss on derivatives	—	—	—	370	—	—	370
Cumulative translation adjustment	—	—	—	9,509	—	—	9,509

Comprehensive income							63,067

Exercise of stock options	579	5	10,665	—	—	—	10,670
Tax benefit from exercise of stock options	—	—	876	—	—	—	876
Purchase of common stock	(3,717)	(38)	38	—	—	(100,000)	(100,000)
Stock-based compensation	33	2	12,150	—	—	—	12,152

Balances at July 31, 2006	48,134	482	111,448	33,564	808,859	(150,000)	804,353
Net earnings	—	—	—	—	59,252	—	59,252
Unrealized loss on securities	—	—	—	(160)	—	—	(160)
Cumulative translation adjustment	—	—	—	12,535	—	—	12,535

Comprehensive income							71,627

Exercise of stock options	893	5	17,790	—	—	—	17,795
Tax benefit from exercise of stock options	—	—	2,711	—	—	—	2,711
Stock-based compensation	26	—	6,087	—	—	—	6,087

Balances at July 31, 2007	49,053	$487	$138,036	$45,939	$868,111	$(150,000)	$902,573

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2007, we operated 1,471 specialty retail jewelry stores and 793 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

        Our Fine Jewelry segment is comprised of six brands, predominantly focused on the moderate income consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a customer experience with different points of emphasis. Our moderate brands, which consist of all brands except Bailey Banks & Biddle, have a centralized merchandising function that creates significant synergies and allows for more teaming across brands. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. We have further leveraged the brand strength through Zales Outlet, which focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon's Jewelers® is a moderate regional jeweler that emphasizes customer relationships. Bailey Banks & Biddle Fine Jewelers® operates jewelry stores that are considered among the finest luxury jewelry stores in their markets, offering designer jewelry and prestige watches to attract more affluent customers. Peoples Jewellers® and Mappins Jewellers® offer moderately priced jewelry in malls throughout Canada. The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com, gordonsjewelers.com, and baileybanksandbiddle.com. During fiscal year 2007, our Fine Jewelry segment generated $2.2 billion of revenues.

        The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and carts and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. During fiscal year 2007, our Kiosk Jewelry segment generated $263 million of revenues.

        The accompanying consolidated financial statements and related notes are those of our business as of and for the twelve month periods ended July 31, 2007 and July 31, 2006. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

        Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, deposits in banks and short-term marketable securities at varying interest rates with original maturities of three months or less. The carrying amount approximates fair value because of the short-term maturity of those instruments.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2007, approximately five percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items. The LIFO charge was $5.4 million, $5.8 million and $3.5 million for the years ended July 31, 2007, 2006 and 2005, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $37.5 million and $29.1 million at July 31, 2007 and 2006, respectively. Domestic inventories on a FIFO basis were $953.3 million and $844.4 million at July 31, 2007 and 2006, respectively. Our Canadian inventory accounted for on the FIFO retail method, net of reserves, was approximately $105.4 million and $88.0 million at July 31, 2007 and 2006, respectively.

        Consigned inventory and related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment merchandise can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We maintained consolidated consigned inventory at our retail locations of approximately $159.2 million and $175.1 million at July 31, 2007 and 2006, respectively.

        We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. We apply internally developed indices that we believe accurately and consistently measure inflation or deflation in the components of our merchandise (i.e., the proper weighting of diamonds, gold and other metals and precious stones) and our overall merchandise mix. We believe our internally developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.

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

        Impairment of Long-Lived Assets.    Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores.

        Goodwill.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. An impairment is deemed to exist if the estimated fair value of a reporting unit is less than its net book value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. As of the second quarter of fiscal year 2007, we performed our annual review for impairment of goodwill related to our Piercing Pagoda, People's Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for the Piercing Pagoda acquisition, $76.3 million recorded for the People's Jewellers acquisition and $5.0 million for other smaller acquisitions.

        Revenue Recognition.    We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers two-year and lifetime warranties that cover sizing and breakage on certain products and a diamond commitment program ("DCP") that offers a traditional warranty to cover sizing, breakage and theft replacement for a 12-month period. The revenue from the lifetime warranty and DCP is recognized on a straight-line basis over a five-year and 12-month period, respectively. The revenue from the two-year warranty is recognized over the two-year service period at the rates the related costs have historically been incurred in performing the services covered under the agreements. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        In connection with the sale of our customer receivables in fiscal year 2000, we entered into a 10 year merchant services agreement whereby Citibank U.S.A., NA ("Citi") will issue private label credit cards branded with appropriate Company trademarks. We received a $41.8 million incentive for entering into the agreement which is being recognized ratably over 10 years. The deferred revenue as of July 31, 2007 and 2006 totaled $12.5 million and $16.7 million, respectively.

        Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying and general corporate overhead expenses.

        Operating Leases.    Rent expense is recognized on a straight-line basis, including consideration of rent holidays, tenant improvement allowances received from the landlords and applicable rent escalations over the term of the lease. The commencement date of the rent expense is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes.

        Depreciation and Amortization.    Buildings and leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter, which generally range from 5 to 10 years. Fixtures and equipment are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years. Original cost and related accumulated depreciation or amortization is removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are included in operations in the year of disposal.

        Stock-Based Compensation.    Prior to fiscal year 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, Statement of Financial Accounting Standards Board ("SFAS") No. 123, "Accounting for Stock-Based Compensation,"

("SFAS 123"), and complied with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123."

        Effective August 1, 2005, we adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS 123(R) was adopted using the modified prospective method. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated.

        Prior to the adoption of SFAS 123(R), we presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the statements of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

        Had stock-based compensation expense been determined based upon the fair values at the grant dates for awards under our stock incentive plans in accordance SFAS No. 123(R) for the year ended July 31, 2005, our pro forma net earnings, basic and diluted earnings per common share would have been as follows (amounts in thousands, except per share data):

Net earnings, as reported	$106,775
Add: Reported stock-based compensation expense, net of taxes	414
Deduct: Fair value based compensation expense, net of taxes	(6,509)

Net earnings, pro forma	$100,680

Earnings per common share:
Basic, as reported	$2.08

Basic, pro forma	$1.96

Diluted, as reported	$2.05

Diluted, pro forma	$1.94

        Preferred Stock.    At July 31, 2007 and 2006, 5,000,000 shares of preferred stock, par value of $0.01, were authorized. None was issued or outstanding.

        Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $13.6 million, $13.1 million and $12.9 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. These insurance premiums are included in revenues in the accompanying consolidated statements of operations.

        Advertising Expenses.    Advertising is generally expensed when incurred and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $104.5 million, $106.2 million and $93.2 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively, net of amounts contributed by vendors. The amounts of prepaid advertising at July 31, 2007, 2006 and 2005 were $17.7 million, $16.5 million and $9.8 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise.

        Income Taxes.    Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

        Sales Tax.    The Company presents revenues net of taxes collected and records the taxes as a liability in the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority.

        Foreign Currency.    Translation adjustments result from translating foreign subsidiaries' financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included as a component of comprehensive income in the accompanying consolidated statements of stockholders' investment.

        Earnings Per Common Share.    Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by us represent the only dilutive effect reflected in diluted weighted average shares. There were antidilutive common stock equivalents of 2,172,460, 1,911,563 and 27,119 as of July 31, 2007, 2006 and 2005, respectively.

        Financial Instruments.    As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

        We principally address commodity risk through retail price point adjustments and have, from time to time, purchased forward contracts for gold and silver. Any changes in the fair value of derivative instruments are reported in derivative loss in the accompanying consolidated statements of operations. We do not utilize derivative financial instruments for trading or speculative purposes.

        The purpose of purchasing the forward contracts for gold and silver is to minimize the effect of unknown future commodity price movements on planned cash flows and to enable us to maintain a consistent and predictable pricing strategy. No fees or up front payments are required when using these commodity forwards. These contracts settle on a net basis. We have accounted for these forward contracts as undesignated derivative instruments. Accounting for our forward contracts as derivatives instead of hedges does not affect the underlying economics of our risk management strategies and has no impact on the timing or amount of cash flows under any derivative contract. The fair value of our derivative instruments is included in the consolidated balance sheets. These fair values are obtained from outside counterparties and verified with internal discounted cash flow models. During the term of the contracts, any changes in the fair value of derivative instruments are reported in derivative losses in the consolidated statements of operations. The fair market value of these instruments is subject to the changes in the value of the underlying commodity. For the fiscal year ended July 31, 2007, we recognized derivatives losses of $7.2 million. As of July 31, 2007, there were no outstanding forward contracts. We have classified cash activity associated with derivatives as an operating activity in the consolidated statements of cash flows.

        For fiscal year 2007, the carrying amount of $227.3 million related to the revolving credit agreements approximates fair value due to the variable interest rate on the debt.

        The investments of our insurance subsidiaries, primarily stocks and bonds, are accounted for as available-for-sale securities and are reflected in other assets in the accompanying consolidated balance sheets. The fair value of these instruments as of July 31, 2007 and 2006 were approximately $25 million and $22 million, respectively.

        Concentrations of Business and Credit Risk.    During fiscal year 2007, we purchased approximately 18 percent of our finished merchandise from our top five vendors, including five percent from one vendor, compared to approximately 22 percent in the same period of the prior year. In fiscal years 2007 and 2006, approximately 12 percent and six percent, respectively, of our merchandise requirements were provided by our internal sourcing organization. If supply between us and these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2007 and 2006, we had no significant concentrations of credit risk.

        Use of Estimates.    Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory valuation, goodwill and long-lived asset valuation, last-in, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, employee benefits, workers' compensation, tax and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

        Reclassifications.    The classifications in use at July 31, 2007 have been applied to the financial statements for July 31, 2006 and 2005.

2. INVESTMENTS

        Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2007 will contractually mature within 1 to 29 years.

        Investments, principally related to our insurance subsidiaries as of July 31, 2007 and 2006 were as follows (in thousands):

	July 31, 2007		July 31, 2006
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$16,563	$16,180	$14,249	$13,770
Corporate bonds and notes	7,818	7,698	4,153	4,076
Corporate equity securities	1,025	1,089	3,826	4,102

	$25,406	$24,967	$22,228	$21,948

        All investments are classified as available-for-sale. At July 31, 2007 and 2006, the carrying value of investments included net unrealized losses of approximately $439,000 and $279,000, respectively, which are included in accumulated other comprehensive income. The net realized gain on investments totaled $230,176, $91,000 and $400,000 in fiscal years 2007, 2006 and 2005, respectively, as determined on the specific identification basis. Investments with a carrying value of $7.8 million and $6.2 million were on deposit with various state insurance departments at July 31, 2007 and 2006, respectively, as required by law.

3. PROPERTY AND EQUIPMENT, NET

        Our property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2007	2006
Building and leasehold improvements	$266,424	$245,343
Furniture and fixtures	465,195	414,833
Construction in progress	12,013	18,108

	743,632	678,284
Less: Accumulated amortization and depreciation	(439,236)	(394,563)

	$304,396	$283,721

        We recorded impairment charges of $2.8 million, $19.1 million and $1.5 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The fiscal year 2006 impairment consists primarily of a $3.6 million charge related to certain test stores, a $5.2 million charge related to a terminated information technology initiative and an $8.4 million charge related to Bailey Banks & Biddle store closures. These impairment charges, primarily in the Fine Jewelry segment, are included in SG&A and resulted from our ongoing process to evaluate the productivity of our asset base.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Our accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2007	2006
Accounts payable	$142,640	$174,581
Accrued payroll	45,284	41,507
Accrued taxes	29,688	26,549
Warranty deferred revenue	29,501	28,136
Accrued rent	15,533	17,713
Other	38,283	49,592

	$300,929	$338,078

5. OTHER LIABILITIES

        Our other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2007	2006
Long-term accrued rent	$32,994	$31,504
Long-term warranty deferred revenue	61,131	—
Long-term deferred servicing fee revenue	8,360	12,540
Insurance reserves	7,124	7,433
Other	—	132

	$109,609	$51,609

6. DEBT

        U.S. Revolving Credit Agreement.    Our U.S. revolving credit agreement (the "U.S. Agreement") bears interest at a floating rate at either (i) LIBOR plus the applicable margin (as defined in the U.S. Agreement), or (ii) the base rate (as defined in the U.S. Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the U.S. Agreement. We pay a quarterly commitment fee of 0.20 percent to 0.25 percent on the preceding month's unused commitment. We may repay the revolving credit loans at any time without penalty prior to the maturity date of August 2011. For the years ended July 31, 2007 and 2006, the weighted average effective interest rate was 6.7 percent and 5.80 percent, respectively. The applicable margin for LIBOR based loans was 1.0 percent and 1.25 percent at July 31, 2007 and 2006, respectively; and the applicable margin for Base Rate loans was zero percent at July 31, 2007 and 2006. At July 31, 2007 and 2006, $221.2 and $186.1 million, respectively, was outstanding under the U.S. Agreement. We had approximately $278.8 million and $313.9 million in available borrowings at July 31, 2007 and 2006, respectively. In addition, the U.S. Agreement provides for seasonal borrowing capabilities of up to $100 million and an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. The maximum amount outstanding under the U.S. Agreement during fiscal years 2007 and 2006 was $462.9 million and $315.0 million, respectively.

        At any time, if remaining borrowing availability falls below $75 million, we will be restricted in our ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, we will be required to meet a minimum fixed charge coverage ratio. The U.S. Agreement requires us to comply with certain restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions and asset sales. We are currently in compliance with all of our obligations under the U.S. Agreement.

        Canadian Revolving Credit Agreement.    Our Canadian revolving credit agreement (the "Canadian Agreement") bears interest at a floating rate of either (i) the BA rate (as defined in the Canadian Agreement) plus the applicable margin (as defined in the U.S. Agreement), or (ii) the Base Rate (as defined in the Canadian Agreement) plus the applicable margin. The margin applicable to BA based loans is equivalent to the margin for LIBOR based loans as defined in the U.S. Agreement. We pay a quarterly commitment fee of 0.20 percent to 0.25 percent on the preceding month's unused commitment. We may repay the revolving credit loans outstanding at any time without penalty prior to the maturity date of August 2011. The Canadian Agreement provides up $30 million CAD in commitments by Bank of America (acting through its Canadian branch). The Canadian Agreement is secured by a guaranty from certain U.S. affiliates.

        At July 31, 2007 and 2006, CAD $6.5 million and CAD $18.9 million, respectively, was outstanding under the Canadian Agreement. For the years ended July 31, 2007 and 2006, the weighted average effective interest rate was 5.74 percent and 5.49 percent, respectively. The applicable margin for BA based loans was 1.25 percent at July 31, 2007 and 2006 and the applicable margin for Base Rate loans was zero percent at July 31, 2007 and 2006. We had approximately CAD $23.5 million and $11.1 million in available borrowings at July 31, 2007 and 2006, respectively.

        Interest paid during fiscal years 2007, 2006 and 2005 was $19.2 million, $10.7 million and $6.6 million, respectively.

7. LEASES

        We rent most of our retail space under leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Our headquarters lease extends to 2018. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits. All existing real estate leases are treated as operating leases. Rent expense is included in SG&A.

	Year Ended July 31,
	2007	2006	2005
	(amounts in thousands)
Retail space:
Minimum rentals	$215,840	$228,363	$196,647
Rentals based on sales	8,458	13,359	11,589

	224,298	241,722	208,236
Equipment and corporate headquarters	3,732	3,576	1,773

	$228,030	$245,298	$210,009

        Future minimum lease payments as of July 31, 2007, for all non-cancelable leases were as follows (in thousands):

Year Ended	Minimum Rent Commitments
2008	$203,180
2009	177,392
2010	155,004
2011	127,358
2012	101,394
Thereafter	299,148

$1,063,476

8. INCOME TAXES

        Currently, we file a consolidated income tax return. The effective income tax rate varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2007	2006	2005
Federal income tax expense at statutory rate	$29,456	$24,483	$59,527
State income taxes, net of federal benefit	2,979	1,666	2,634
APB 23 representation(1)	(8,496)	—	—
Tax on repatriation of foreign items(2)	—	(6,762)	—
Canadian rate changes(3)	438	(1,908)	—
Foreign tax credits	(367)	(1,400)	—
Other	896	249	1,142

	$24,906	$16,328	$63,303

Effective income tax rate	29.6%	23.3%	37.2%

(1)
During fiscal year 2007, we elected to make a representation under APB 23, realizing an income tax benefit of $8.5 million related to the release of the deferred tax liability associated with undistributed foreign earnings.

(2)
During fiscal year 2006, we repatriated $47.6 million under section 965 of the AJCA, realizing an income tax benefit of $11.9 million. Additionally, management was not certain that all future foreign earnings would be permanently reinvested outside the U.S.; therefore, a $5.1 million liability related to the potential income tax on the remaining undistributed earnings offset the benefit under section 965.

(3)
During fiscal year 2006, Canada enacted new tax rates. The increase in the fiscal year 2007 rates represents a true-up to the enacted tax rates.

        The provision for income taxes consists of the following (in thousands):

	Year Ended July 31,
	2007	2006	2005
Current income tax expense:
Federal	$2,315	$10,598	$36,771
Foreign	12,430	9,283	9,015
State	2,579	3,535	4,524

Total current income tax expense	17,324	23,416	50,310

Deferred income tax expense:
Federal	9,603	(3,550)	14,154
Foreign	(3,662)	(2,178)	(286)
State	1,641	(1,360)	(875)

Total deferred income tax expense	7,582	(7,088)	12,993

	$24,906	$16,328	$63,303

        As of July 31, 2007, we have a tax net operating loss carryforward ("NOL") after limitations of $19.5 million which represents up to $6.8 million in future tax benefits. The utilization of this asset is subject to limitations. The most restrictive is the Internal Revenue Code Section 382 annual limitation of $19.5 million. The NOL carryforward can be utilized through fiscal year 2008.

        Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2007 and 2006, respectively, are as follows (in thousands):

	Year Ended July 31,
	2007	2006
Current deferred taxes:
Assets
Customer receivables	$117	$292
Accrued liabilities	20,795	26,087
Net operating loss carryforward	6,821	6,821
Inventory reserves	16,298	20,738
Other	1,502	1,377

Current deferred tax assets	45,533	55,315

Liabilities
Merchandise inventories, principally due to LIFO reserve	(109,344)	(107,431)
Accrued liabilities	(9,718)	(9,831)

Current deferred tax liabilities, net	$(73,529)	$(61,947)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$—	$7,176
Postretirement benefits	2,794	875
Accrued liabilities	18,480	15,416
State and local taxes	7,413	8,420
Investments	3,329	3,286
Other	1,717	2,104

Non-current deferred tax assets	33,733	37,277

Liabilities
Property and equipment	(16,148)	(20,020)
Undistributed Earnings	(39)	(6,106)
Goodwill	(13,967)	(12,408)
Other	(2,274)	(2,511)

Non-current deferred tax assets (liabilities), net	$1,305	$(3,768)

        A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. We believe that, as of July 31, 2007 and 2006, the realization of our gross deferred income tax assets is more likely than not, and thus, there was no valuation reserve recorded.

        No provision has been made for income taxes which may become payable upon distribution of the Company's Canadian subsidiaries' earnings. It is not practicable to estimate the amount of tax that might be payable because management's intent is to permanently reinvest these earnings or to repatriate earnings when it is tax effective to do so.

        Income taxes paid, net of refunds, for fiscal years 2007, 2006 and 2005 were $13.1 million, $61.9 million and $31.1 million, respectively.

9. STOCK-BASED COMPENSATION

        We currently provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the Zale Corporation 2003 Stock Incentive Plan and the Zale Corporation Outside Directors' 2005 Stock Incentive Plan (collectively, the "Plans"). We are authorized to issue up to 3.7 million shares of our common stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued as new shares of common stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $6.1 million, $6.4 million and $0.7 million for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. As of July 31, 2007, there was $11.4 million of unrecognized compensation cost related to stock-based awards that is expected to be recognized over a weighted-average period of 2.5 years. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $1.8 million, $1.3 million and $0.3 during fiscal 2007, 2006 and 2005, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year vesting period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period.

        Stock option transactions during fiscal year 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	3,121,742	$23.81
Granted	714,700	27.51
Exercised	892,880	19.91
Forfeited	221,007	26.49

Outstanding, end of year	2,722,555	$25.82	7.59	$1,000,335

Options exercisable, end of year	1,425,116	$23.97	6.35	$1,793,703

        For the years ended July 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $7.0 million, $4.7 million and $10.5 million, respectively. The weighted average fair values of option grants were $9.56, $9.37 and $10.74 during fiscal years 2007, 2006 and 2005, respectively. The fair value of stock options that vested during fiscal year 2007, 2006 and 2005 was $4.0 million, $7.2 million and $6.9 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	29.1%	33.2%	37.8%
Risk-free interest rate	4.8%	4.3%	3.7%
Expected lives in years	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on the yield of a five-year Treasury Note.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If we fail to meet the specified performance targets, the holder will not receive any shares of common stock, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the performance-based restricted stock units granted. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received.

        Restricted share award transactions during fiscal year 2007 are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards, beginning of year	155,000	$24.18
Granted	89,641	27.64
Vested	(29,141)	26.57
Forfeited	(26,000)	27.32

Restricted share awards, end of year	189,500	$26.52

10. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

        The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative translation adjustment	Unrealized gain (loss) on securities	Unrealized loss on derivatives	Total accumulated other comprehensive income
Balance at July 31, 2004	$12,873	$629	$(32)	$13,470
Cumulative translation adjustment	11,461	—	—	11,461
Unrealized loss on securities	—	(874)	—	(874)
Unrealized loss on derivatives	—	—	(789)	(789)
Reclassification to earnings	—	400	451	851

Balance at July 31, 2005	24,334	155	(370)	24,119
Cumulative translation adjustment	9,509	—	—	9,509
Unrealized loss on securities	—	(525)	—	(525)
Reclassification to earnings	—	91	370	461

Balance at July 31, 2006	33,843	(279)	—	33,564
Cumulative translation adjustment	12,535	—	—	12,535
Unrealized loss on securities	—	(390)	—	(390)
Reclassification to earnings	—	230	—	230

Balance at July 31, 2007	$46,378	$(439)	$—	$45,939

11. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.

        The Fine Jewelry segment consists of six principal brands, which sell diamonds, gemstone, gold jewelry and watches. These six brands have been aggregated into one reportable segment. The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. The All Other segment includes credit insurance operations, which provide offerings of insurance coverage primarily to our private label credit card customers. Management's expectation is that overall economics of each of our major concepts within each reportable segment will be similar over time.

        The reportable segments are groups of brands that offer merchandise with similar commodity characteristics and merchandise mix. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add meaningful value and is not consistent with the manner in which we make decisions.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

        Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment
	2007	2006	2005
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$2,160,870	$2,149,217	$2,089,261
Kiosk(b)	262,627	276,619	280,897
All Other	13,578	13,141	12,908

Total revenues	$2,437,075	$2,438,977	$2,383,066

Depreciation and amortization:
Fine Jewelry	$45,224	$43,273	$44,410
Kiosk	5,625	5,571	4,708
All Other	—	—	—
Unallocated	11,038	10,927	10,722

Total depreciation and amortization	$61,887	$59,771	$59,840

Operating earnings (loss):
Fine Jewelry	$109,110	$108,082	$147,414
Kiosk	6,646	20,402	29,030
All Other	6,780	6,443	6,824
Unallocated(c)	(19,409)	(53,792)	(5,465)

Total operating earnings	$103,127	$81,135	$177,803

Assets(d):
Fine Jewelry(e)	$1,256,501	$1,119,679	$1,103,142
Kiosk(f)	125,148	124,415	117,125
All Other	49,099	39,261	35,670
Unallocated	183,198	179,213	124,963

Total assets	$1,613,946	$1,462,568	$1,380,900

Capital expenditures:
Fine Jewelry	$54,619	$54,942	$59,587
Kiosk	3,036	7,750	8,650
All Other	—	—	—
Unallocated	28,791	20,026	14,887

Total capital expenditures	$86,446	$82,718	$83,124

(a)
Includes $272.0, $229.6 and $198.3 million in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations.

(b)
Includes $2.8, $7.7 and $6.6 million in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations.

(c)
Fiscal year 2006 includes $36.7 million related to the special charge, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $5.3 million related to share-based compensation expense and $2.4 million related to accrued percentage rent. Also, includes $80.8, $70.9 and $71.0 million in fiscal years 2007, 2006 and 2005, respectively, to offset internal carrying costs charged to the segments.

(d)
Assets allocated to segments include fixed assets, inventories and goodwill. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(e)
Includes $37.5, $28.8 and $27.2 million of fixed assets in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations.

(f)
Includes $466,000 and $390,000 of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. All fixed assets related to foreign operations were disposed of in fiscal year 2007.

12. CONTINGENCIES

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

        On September 19, 2007, the parties in In re Zale Corporation Securities Litigation jointly notified the court that they have reached a settlement in principle on the plaintiffs' claims. On September 24, 2007, counsel for the parties in Salvato notified the court that they have reached a settlement in principle on the plaintiffs' claims, subject to approval by their clients. In each case, the proposed settlement involves payment to the plaintiffs of an amount that is within the limits of the applicable insurance policy and that will be paid by the Company's insurance carrier. Both agreements in principle are subject to negotiation of formal settlement documents and court approval. There can be no assurance at this time that the proposed settlements will be completed or approved. If the proposed settlements are not completed and approved, we will continue to vigorously contest the cases. We do not believe that the cases will ultimately have a material effect on the Company.

        In June 2007, we agreed to settle a California wage and hour dispute that was filed against us in Sacramento County Superior Court as a purported class action by certain current and former employees. The settlement totals $3.8 million and requires us to make payments on a claims-made basis, subject to a minimum payout. The settlement is subject to court approval. As a result of the settlement, we recorded an additional charge of $1.5 million in SG&A during fiscal year 2007.

        We are involved in a number of other legal and governmental proceedings as part of the normal course of our business. Reserves have been established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

13. GUARANTEES

        Credit Programs.    Citibank U.S.A., N.A. ("Citi"), a subsidiary of CitiGroup, provides financing to our customers through our private label credit card program in exchange for payment by us of a merchant fee (subject to periodic adjustment) based on a percentage of each credit card sale. The receivables established through the issuance of credit by Citi are originated and owned by Citi. Losses related to a "standard credit account" (an account within the credit limit approved under the original merchant agreement between us and Citi) are assumed entirely by Citi without recourse to us, except where a Company employee violates the credit procedures agreed to in the merchant agreement.

        In an effort to better service customers, we and Citi developed a program that extends credit to qualifying customers above the approved credit amount (the "Shared Risk Program"). The extension of incremental credit is at our discretion to accommodate larger sales transactions. We bear the responsibility of customer default losses related to the Shared Risk Program, as defined in the agreement with Citi.

        Under the Shared Risk Program, we incurred approximately $205,000 in losses for fiscal year 2007 compared to losses of $107,000 for the previous fiscal year. We believe that future losses will not have a material impact on our financial position or results of operations.

        Product Warranty Programs.    We offer our customers two-year and lifetime warranties that cover sizing and breakage on certain products and a diamond commitment program ("DCP") that offers a traditional warranty to cover sizing, breakage and theft replacement for a 12-month period. The revenue from the lifetime warranty and DCP is recognized on a straight-line basis over a five-year and 12-month period, respectively. The revenue from the two-year warranty is recognized over the service period at the rates the related costs have historically been incurred in performing the services covered under the agreements.

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2007	2006	2005
Deferred revenue, beginning of period	$28,136	$24,616	$28,146
Warranties sold	110,705	77,586	59,415
Revenue recognized	(48,209)	(74,066)	(62,945)

Deferred revenue, end of period	$90,632	$28,136	$24,616

14. BENEFIT AND RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "Investment Plan"). As amended and restated in fiscal year 2006, it allows all employees who are at least age 21 to participate in the Investment Plan, although new employees are required to complete one year of continuous service with us to be eligible to participate. Each employee can contribute from one percent to 60 percent of his or her annual salary subject to IRS limitations, (30 percent for highly-compensated employees). Employees who have not otherwise elected will be automatically enrolled in the Investment Plan at a contribution rate of two percent upon satisfying all eligibility requirements. Through February 2002, we matched one dollar in common stock for every dollar an employee contributes to the plan up to four percent of annual compensation, subject to Internal Revenue Service ("IRS") limitations. Effective March 1, 2002, we match $0.50 in common stock or cash for every dollar an employee contributes to the plan up to four percent of annual compensation subject to IRS limitations. Matching contributions are made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees vest in our matched contributions immediately. Our provisions for matching contributions were $2.9 million, $2.1 million and $2.1 million for fiscal years 2007, 2006 and 2005, respectively.

        Prior to March 2006, we provided medical, dental and vision insurance benefits for all eligible retirees and spouses who retired prior to April 1, 2002 with benefits for spouses continuing after the death of the retiree. Effective March 31, 2006, we terminated the plan and recognized a benefit of $13.4 million. The net periodic benefit including interest costs and amortization of prior gains totaled $13.7 million and $0.4 million for the years ended July 31, 2006 and 2005, respectively. In addition, all accrued balances and obligations associated with the plan were eliminated as a result of the termination.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Unaudited quarterly results of operations for the fiscal years ended July 31, 2007 and 2006 were as follows (in thousands, except per share data):

	Fiscal Year 2007 For the Three Months Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006
Revenues	$488,226	$511,866	$1,004,495	$432,488
Cost of sales	234,051	250,935	495,151	207,464
Net earnings (loss)	1,537	(3,950)	88,060	(26,395)
Net earnings (loss) per diluted share	0.03	(0.08)	1.80	(0.55)
	Fiscal Year 2006 For the Three Months Ended
	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005
Revenues	$490,695	$526,895	$993,749	$427,639
Cost of sales	257,370	254,361	495,094	208,812
Net (loss) earnings	(27,362)	16,831	87,815	(23,661)
Net (loss) earnings per diluted share	(0.57)	0.35	1.78	(0.47)

16. SUBSEQUENT EVENT

        In September 2007, the Company entered into a letter of intent to sell its Bailey Banks & Biddle brand. The decision to sell the brand was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. The net assets to be sold as of July 31, 2007 totaled approximately $193 million and consist primarily of inventory of approximately $173 million. The brand is included in our Fine Jewelry segment and generated revenues of $284 million during fiscal 2007. The sale is expected to be completed during the first quarter of fiscal 2008 at an estimated pre-tax loss of up to $5 million, including selling costs.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of October, 2007.

ZALE CORPORATION
By:	/s/ MARY E. BURTON Mary E. Burton President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary E. Burton and Rodney Carter, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him or her, in his or her name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARY E. BURTON Mary E. Burton	President, Chief Executive Officer (principal executive officer of the registrant)	October 1, 2007
/s/ RODNEY CARTER Rodney Carter	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer of the registrant)	October 1, 2007
/s/ CYNTHIA T. GORDON Cynthia T. Gordon	Senior Vice President, Controller (principal accounting officer of the registrant)	October 1, 2007
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	October 1, 2007
/s/ J. GLEN ADAMS J. Glen Adams	Director	October 1, 2007

/s/ RICHARD C. MARCUS Richard C. Marcus	Director	October 1, 2007
/s/ THOMAS C. SHULL Thomas C. Shull	Director	October 1, 2007
/s/ DAVID M. SZYMANSKI David M. Szymanski	Director	October 1, 2007
/s/ GEORGE R. MIHALKO, JR. George R. Mihalko, Jr.	Director	October 1, 2007
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Director	October 1, 2007

Exhibit Number	Description of Exhibit
10.18	Base Salaries of Named Executive Officers
10.20	Form of Employment Security Agreement
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ZALE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ZALE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ZALE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ZALE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (in thousands)
ZALE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES