Form 10-Q
period 2007-10-31
ZALE CORP
filed 2007-12-10
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of November 30, 2007, 44,605,804 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2007	2006

Revenues	$377,264	$382,326

Costs and expenses:
Cost of sales	179,076	180,110
Selling, general and administrative	218,831	212,639
Cost of insurance operations	1,730	1,581
Depreciation and amortization	15,084	13,594
Derivative loss	—	8,560
Operating loss	(37,457)	(34,158)
Interest expense	4,806	5,256
Loss before income taxes	(42,263)	(39,414)
Income tax benefit	15,608	14,697
Loss from continuing operations	(26,655)	(24,717)
Loss from discontinued operations, net of taxes	(1,701)	(1,678)
Net loss	$(28,356)	$(26,395)

Basic net loss per share:
Loss from continuing operations	$(0.54)	$(0.51)
Loss from discontinued operations	$(0.04)	$(0.04)
Basic net loss per share	$(0.58)	$(0.55)

Diluted net loss per share:
Loss from continuing operations	$(0.54)	$(0.51)
Loss from discontinued operations	$(0.04)	$(0.04)
Diluted net loss per share	$(0.58)	$(0.55)

Weighted average number of common shares outstanding:
Basic	49,075	48,210
Diluted	49,075	48,210

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31,	July 31,	October 31,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,552	$37,643	$50,396
Merchandise inventories	1,005,980	1,021,164	1,188,701
Other current assets	138,456	113,511	134,244
Current assets of discontinued operations	216,808	—	—
Total current assets	1,391,796	1,172,318	1,373,341

Property and equipment, net	289,006	304,396	297,771
Goodwill	110,072	100,740	96,859
Other assets	37,068	35,187	28,764
Deferred tax asset	—	1,305	—
Total assets	$1,827,942	$1,613,946	$1,796,735

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$437,045	$300,929	$498,970
Deferred tax liability	56,726	73,529	59,429
Current liabilities of discontinued operations	8,222	—	—
Total current liabilities	501,993	374,458	558,399

Long-term debt	297,656	227,306	397,321
Deferred tax liability	9,709	—	7,803
Other liabilities	119,729	109,609	51,142

Contingencies (See Note7)

Stockholders’ investment:
Common stock	553	487	482
Additional paid-in capital	140,173	138,036	114,272
Accumulated other comprehensive income	67,771	45,939	34,852
Accumulated earnings	840,358	868,111	782,464
	1,048,855	1,052,573	932,070
Treasury stock	(150,000)	(150,000)	(150,000)
Total stockholders’ investment	898,855	902,573	782,070

Total liabilities and stockholders’ investment	$1,827,942	$1,613,946	$1,796,735

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(28,356)	$(26,395)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	15,254	13,879
Deferred taxes	(4,888)	1,449
Loss from disposition of property and equipment	604	843
Stock-based compensation	763	634
Derivative loss	—	2,427
Loss from discontinued operations	1,701	1,678
Changes in assets and liabilities:
Merchandise inventories	(144,601)	(257,890)
Other current assets	(24,994)	4,871
Other assets	608	(317)
Accounts payable and accrued liabilities	136,064	121,632
Other liabilities	11,699	(1,461)
Net cash used in operating activities of continuing operations	(36,146)	(138,650)

Cash Flows from Investing Activities:
Payments for property and equipment	(23,223)	(28,232)
Purchase of available-for-sale investments	(3,062)	—
Proceeds from sale of available-for-sale investments	1,150	4,438
Net cash used in investing activities of continuing operations	(25,135)	(23,794)

Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	1,072,658	760,528
Payments on revolving credit agreement	(1,002,308)	(566,020)
Proceeds from exercise of stock options	1,401	3,894
Excess tax benefit on stock options exercised	32	316
Net cash provided by financing activities of continuing operations	71,783	198,718

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(17,152)	(27,227)
Net cash used in investing activities of discontinued operations	(948)	(1,279)
Net cash used in discontinued operations	(18,100)	(28,506)

Effect of exchange rate changes on cash	507	34

Net change in cash and cash equivalents	(7,091)	7,802
Cash and cash equivalents at beginning of period	37,643	42,594
Cash and cash equivalents at end of period	$30,552	$50,396

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of October 31, 2007, we operated 1,481 specialty retail jewelry stores and 792 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of six brands: Zales Jewelers®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Mappins Jewellers®; and Bailey Banks & Biddle Fine Jewelers®; and our e-commerce businesses which include zales.com, gordonsjewelers.com and baileybanksandbiddle.com.

In September 2007, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand. The sale was completed on November 9, 2007 and the brand is presented as discontinued operations in the accompanying financial statements.

The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®; Plumb Gold™; and Silver and Gold Connection®.

The All Other segment includes insurance and reinsurance operations.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2007.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal year 2008 classifications.

2.  LOSS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.3 million and 3.5 million stock options outstanding at October 31, 2007 and 2006, respectively, which were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

During the first quarter of fiscal years 2008 and 2007, we incurred a net loss of $28.4 million and $26.4 million, respectively.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive loss per common share is the same.

3.  COMPREHENSIVE LOSS

Comprehensive loss is net loss plus certain other items that are recorded directly to stockholders’ investment and consist of currency translation adjustments and unrealized gains and losses related to investments classified as available-for-sale.  Comprehensive loss was $6.5 million and $25.1 million for the three months ended October 31, 2007 and 2006, respectively.

4.  DISPOSITION OF BAILEY BANKS & BIDDLE

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand. The assets consist primarily of inventory and property and equipment totaling approximately $188 million and $28 million, respectively. The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $14 million. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. We have reported the results of operations of Bailey Banks & Biddle as discontinued operations which consist of the following (in thousands):

	Three Months Ended
	October 31,
	2007	2006

Revenues	$50,982	$50,162

Loss before income taxes	$(2,789)	$(2,750)
Income tax benefit	1,088	1,072
Loss from discontinued operations	$(1,701)	$(1,678)

5.  SEGMENTS

We report our business under three operating segments:  Fine Jewelry, Kiosk Jewelry and All Other. We group our brands into segments based on the similarities in commodity characteristics of the merchandise and the product mix. The All Other segment includes insurance and reinsurance operations. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add value and is not consistent with the manner in which we make decisions.

Operating earnings for segments in continuing operations are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee-related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization.

	Three Months Ended
Selected Financial Data from Continuing	October 31,
Operations by Segment (in thousands):	2007	2006

Revenues:
Fine Jewelry (a)	$325,676	$326,427
Kiosk (b)	48,437	52,406
All Other	3,151	3,493
Total revenues	$377,264	$382,326

Depreciation and amortization:
Fine Jewelry	$10,614	$9,655
Kiosk	1,364	1,432
All Other	—	—
Unallocated	3,106	2,507
Total depreciation and amortization	$15,084	$13,594

Operating earnings (loss):
Fine Jewelry	$(24,692)	$(18,385)
Kiosk	(5,758)	(6,152)
All Other	1,785	1,912
Unallocated (c)	(8,792)	(11,533)
Total operating loss	$(37,457)	$(34,158)

(a) Includes  $53.7 and $42.8 million for the three month periods ended October 31, 2007 and 2006, respectively, related to foreign operations.

(b) Includes $2.1 million for the three month period ended October 31, 2006, related to foreign operations.

(c) Includes $16.6 and $15.5 million for the three month periods ended October 31, 2007 and 2006, respectively, to offset internal carrying costs charged to the segments and $8.6 million in derivative losses for the quarter ended October 31, 2006.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

6.  TAXES

Effective August 1, 2007, we adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48, we recognized a decrease of $603,000 in the liability for unrecognized tax benefits, net of the federal deferred tax benefit, with a corresponding increase to accumulated earnings.

We file income tax returns in the U.S. federal jurisdiction in various states and in certain foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before July 31, 2004. We are subject to audit by taxing authorities of most states and certain foreign countries and are subject to examination by these taxing jurisdictions for fiscal years generally after July 31, 2003.

The total amount of unrecognized tax benefits as of October 31, 2007 was $4.6 million, of which $3.1 million would favorably affect the effective tax rate if resolved in our favor due to the effect of deferred tax benefits. Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $428,000, either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions. Of this possible reduction, $278,000 would affect the effective tax rate due to the effect of deferred tax benefits.

We recognize accrued interest and penalties related to unrecognized tax benefits within our income tax expense. We had $1.1 million of interest and penalties accrued at October 31, 2007.

7.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, we assigned the buyers the obligations for the store operating leases. As a condition of this assignment, we remain contingently liable for the leases for the remainder of the respective current lease terms, which generally range from fiscal 2008 through fiscal 2017. The maximum potential liability under the leases totals approximately $84 million.

See note 12 to the consolidated financial statements in Item 8 of our Form 10-K for information relating to certain litigation matters.

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

8.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection. The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period. The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2007	2006

Deferred revenue, beginning of period	$89,574	$26,954
Warranties sold	23,903	14,405
Revenue recognized	(9,543)	(15,630)
Deferred revenue, end of period	$103,934	$25,729

9.  SUBSEQUENT EVENTS

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million, or approximately 5 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 1.2 million shares of our common stock. In November 2007, our broker-dealer delivered 4.3 million shares to us under the ASR. The remaining shares will be delivered within 4.5 months from the initial execution date of the ASR. Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount. We may elect, at our option, to settle the price adjustment in shares or cash.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto) which preceded this report and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended July 31, 2007.

Overview

We are a leading specialty retailer of fine jewelry in North America. At October 31, 2007, we operated 1,481 fine jewelry stores and 792 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

The Fine Jewelry segment focuses on diamond product, but differentiates its six brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks under the name Piercing Pagoda® in the United States of America. The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

During the first quarter of fiscal 2008, we focused on our key strategies which are centered on improving our return on capital over time. These strategies include improving the profitability of our existing core mall business by building a best-in-class customer experience, optimizing our store assortment to maximize return on gross investment (both on inventory and square footage) and accelerating growth in our Canadian brands and off mall businesses which produce the highest returns on capital.

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand. The assets consist primarily of inventory and property and equipment totaling approximately $188 million and $28 million, respectively. The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $14 million. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. Cash proceeds from the sale totaled approximately $175 million, net of taxes, outstanding payables and selling costs.

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million, or approximately 5 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 1.2 million shares of our common stock. In November 2007, our broker-dealer delivered 4.3 million shares to us under the ASR. The remaining shares will be delivered within 4.5 months from the initial execution date of the ASR. Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount. We may elect, at our option, to settle the price adjustment in shares or cash. We intend to complete the $200 million stock repurchase program with additional open market repurchases through the remainder of fiscal year 2008.

Comparable store sales exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program. The sales results of new stores are included beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.

Beginning in fiscal year 2008, we include internet sales in our comparable store sales calculation. In addition, sales related to the Bailey Banks & Biddle brand are excluded as a result of the brand being presented as discontinued operations. The following table shows comparable store sales as reported in fiscal year 2007 and as adjusted to include internet sales and exclude sales related to Bailey Banks & Biddle:

Fiscal Year 2007	As Reported	As Adjusted
First quarter	0.4%	1.3%
Second quarter	1.4%	2.5%
Third quarter	(3.4)%	(2.8)%
Fourth quarter	(0.5)%	(0.7)%
Full year	(0.2)%	0.5%

From time to time, we include non-GAAP measurements of financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including information relating to the lifetime warranties we began selling during the second quarter of fiscal year 2007. We use these measurements as part of our evaluation of the performance of the Company. In addition, we believe these measures provide useful information to investors, particularly in evaluating the performance of the Company in the current fiscal year as compared to prior periods.

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three Months Ended
	October 31,
	2007	2006

Revenues	100%	100%

Costs and expenses:
Cost of sales	47.5	47.1
Selling, general and administrative	58.0	55.6
Cost of insurance operations	0.5	0.4
Depreciation and amortization	4.0	3.6
Derivative loss	—	2.2
Operating loss	(9.9)	(8.9)
Interest expense	1.3	1.4
Loss before income taxes	(11.2)	(10.3)
Income tax benefit	4.1	3.8
Loss from continuing operations	(7.1)	(6.5)
Loss from discontinued operations, net of taxes	(0.5)	(0.4)
Net Loss	(7.5)%	(6.9)%

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Revenues. Revenues for the quarter ended October 31, 2007 were $377.3 million, a decrease of 1.3 percent over revenues of $382.3 million for the same period in the prior year. The decline was primarily the result of a decrease in revenues recognized related to lifetime warranties of $6.1 million. In the second quarter of fiscal year 2007, we changed our warranty offering to customers from a two-year coverage plan to a lifetime warranty. While revenues recognized have decreased, sales related to warranties have increased compared to the same period in the prior year. Comparable store sales decreased 0.4 percent as compared to the same period in the prior year. The decline in comparable store sales was driven primarily by a decrease in the number of customer transactions, partially offset by a 2.5 percent increase in the average transaction price to $167.

The Fine Jewelry segment contributed $325.7 million of revenues in the quarter ended October 31, 2007, compared to $326.4 million for the same period in the prior year, representing a decrease of 0.2 percent.

Revenues include $48.4 million in the Kiosk Jewelry segment compared to $52.4 million in the prior year, representing a decrease of 7.6 percent. The decrease is due primarily to a $2.1 million decrease in revenues related to the closure of Peoples II™ carts in fiscal year 2007.

The All Other segment operations provided $3.2 million in revenues for the quarter ended October 31, 2007 as compared to $3.5 million for the same period in the prior year, for a decrease of 9.8 percent.

During the quarter ended October 31, 2007, we opened 12 stores in the Fine Jewelry segment and four kiosks in the Kiosk Jewelry segment. In addition, we closed two stores in the Fine Jewelry segment and five locations in the Kiosk Jewelry segment during the quarter.

Cost of Sales. Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 47.5 percent for the quarter ended October 31, 2007, compared to 47.1 percent for the same period in the prior year. The increase relates to the 80 basis point impact of the decline in revenues recognized associated with lifetime warranties and approximately 50 basis points from the liquidation of damaged inventory. The increase was partially offset by less emphasis on clearance merchandise and by our continued focus on direct sourcing of product and finished goods across the Company.

Selling, General and Administrative. Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses. SG&A was 58.0 percent of revenues for the quarter ended October 31, 2007 compared to 55.6 percent for the same period in the prior year. The increase relates to a 100 basis point increase in occupancy costs, the 100 basis point impact of the decline in revenues recognized associated with lifetime warranties and a 50 basis point increase in consulting costs associated with strategic initiatives.

Depreciation and Amortization. Depreciation and amortization as a percentage of revenues for the quarter ended October 31, 2007 and 2006 was 4.0 percent and 3.6 percent, respectively.

Derivative Loss. During the quarter ended October 31, 2006, we recognized a derivative loss in the amount of $8.6 million. The loss on derivatives consisted of a decrease in fair value of $2.5 million and losses on the settlement of contracts in the amount of $6.1 million. As of October 31, 2007, there were no outstanding forward contracts.

Interest Expense. Interest expense as a percentage of revenues for the quarters ended October 31, 2007 and 2006 was 1.3 percent and 1.4 percent, respectively. The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.6 percent last year to 6.4 percent this year and decreased borrowings compared to the same period in the prior year.

Income Tax Benefit. The effective tax rate for the quarters ended October 31, 2007 and 2006 was 36.9 percent and 37.3 percent, respectively. The decrease is the result of a decision made in the fourth quarter of fiscal year 2007 to indefinitely reinvest certain undistributed foreign earnings outside of the U.S. in accordance with Accounting Principles Board No. 23, “Accounting for Income Taxes-Special Areas.”

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including seasonal inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities and debt service. In addition, from time to time we have repurchased shares of our common stock.

Net cash used in operating activities of continuing operations improved from a deficit of $138.7 million for the quarter ended October 31, 2006 to a deficit of $36.1 million for the quarter ended October 31, 2007. The reduced deficit is due to a decrease in purchased inventory of $113.3 million compared to the same period in the prior year and a $14.3 million increase in net cash received during the first quarter of fiscal 2008 related to deferred revenues for lifetime warranties. The decrease in the deficit was partially offset by an increase in prepaid advertising costs and vendor advances for inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season. Other important periods include Valentine’s Day and Mother’s Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Our maximum inventory level typically occurs prior to the Holiday season. Owned inventory at October 31, 2007 and October 31, 2006 was $1.0 billion and $1.2 billion, respectively.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities and vendor payment terms. Under our U.S. and Canadian revolving credit facilities we may borrow up to $500 million and CAD $30 million, respectively. In addition, the U.S. agreement provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. Vendor purchase order terms typically require payment within 60 days.

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand. The assets consist primarily of inventory and property and equipment totaling approximately $188 million and $28 million, respectively. The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $14 million. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. Cash proceeds from the sale totaled approximately $175 million, net of taxes, outstanding payables and selling costs.

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement for $100 million, or approximately 5 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 1.2 million shares of our common stock. In November 2007, our broker-dealer delivered 4.3 million shares to us under the ASR. The remaining shares will be delivered within 4.5 months from the initial execution date of the ASR. Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount. We may elect, at our option, to settle the price adjustment in shares or cash. We intend to complete the $200 million stock repurchase program with additional open market repurchases through the remainder of fiscal year 2008.

As of October 31, 2007, we had cash and cash equivalents totaling $30.6 million and approximately $230 million available in borrowing capacity under our revolving credit facilities. We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

Capital Expenditures

During the quarter ended October 31, 2007, we invested approximately $5 million in capital expenditures to open 12 new stores in the Fine Jewelry segment and four new kiosks in the Kiosk Jewelry segment.  We invested approximately $12 million to remodel, relocate and refurbish 39 locations in our Fine Jewelry segment and 11 locations in our Kiosk Jewelry segment.  We also invested approximately $6 million in infrastructure, primarily related to our information technology portfolio. We estimate that for the remainder of fiscal year 2008, we will incur $57 million to open approximately 30 new stores and kiosks and to remodel, relocate and refurbish approximately 120 locations. We also expect to invest an additional $14 million in infrastructure, primarily related to our information technology portfolio.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 31, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Item 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to our consolidated financial statements set forth in Part I of this report.

Item 1A.    RISK FACTORS

We make forward-looking statements in the Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

A substantial portion of our sales are derived from three selling periods—Holiday (Christmas), Valentine’s Day, and Mother’s Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.

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

Our stores and kiosks are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. Our success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm our sales and earnings.

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

Any disruption in, or changes to, our private label credit card arrangement with Citibank, N.A. may adversely affect our ability to provide consumer credit and write credit insurance.

Our agreement with Citibank, N.A., which provides financing for our customers to purchase merchandise through private label credit cards, enhances our ability to provide consumer credit and write credit insurance. Any disruption in, or change to, this agreement could have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

Acquisitions and dispositions involve special risk, including the risk that we may not be able to complete proposed acquisitions or dispositions or that such transactions may not be beneficial to us.

We have made significant acquisitions and dispositions in the past and may in the future make additional acquisitions and dispositions. Difficulty integrating an acquisition into our existing infrastructure and operations may cause us to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and customer reach, and/or other projected benefits from the acquisition. In addition, we may not achieve anticipated cost savings or may be unable to find attractive investment opportunities for funds received in connection with a disposition. Additionally, attractive acquisition or disposition opportunities may not be available at the time or pursuant to terms acceptable to us and we may be unable to complete acquisitions or dispositions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2007, the Annual Meeting of Stockholders of the Company was held at the Company’s headquarters. There were 49,058,627 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(a)   The following directors were elected:

Name of Director	Votes For	Votes Withheld

John B. Lowe, Jr	42,654,072	213,491
Mary E. Burton	42,630,410	237,153
J. Glen Adams	39,170,792	3,696,771
George R. Milhalko, Jr	42,654,072	213,491
Thomas C. Shull	42,648,772	218,791
Charles M. Sonsteby	42,654,026	213,537
David M. Szymanski	42,651,772	215,791

(b)   The appointment of KPMG LLP as our Registered Independent Accountants for the fiscal year ending July 31, 2008 was ratified with 42,783,141 votes for, 73,919 votes against and 10,504 abstentions.

Item 5.    OTHER INFORMATION

On December 5, 2007, George R. Mihalko, Jr. resigned from his position as a director of Zale Corporation.  Mr. Mihalko served on the Company's Audit and Nominating and Corporate Governance Committees.  John B. Lowe, Jr., Chairman of the Company's Board of Directors, has been appointed to serve as a member of the Audit Committee.  Thomas C. Shull has been appointed to serve as a member of the Nominating and Corporate Governance Committee.

Item 6. EXHIBITS

10.1	Asset Purchase Agreement, dated as of September 27, 2007, among Zale Corporation, Zale Delaware, Inc, TXDC, LP, Finlay Enterprises, Inc and Finlay Fine Jewelry Corporation
10.2	Form of Time-Vesting Restricted Stock Units Plan Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: December 10, 2007	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)