Form 10-Q
period 2008-01-31
ZALE CORP
filed 2008-03-10
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of February 29, 2008, 42,745,985 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	$827,820	$891,529	$1,205,083	$1,273,855

Costs and expenses:
Cost of sales	419,810	432,482	598,886	612,592
Selling, general and administrative	303,917	315,567	522,749	528,206
Cost of insurance operations	1,483	1,601	3,212	3,182
Depreciation and amortization	15,146	14,332	30,230	27,926
Derivative (gain) loss	—	(1,332)	—	7,228
Operating earnings	87,464	128,879	50,006	94,721
Interest expense	3,015	5,637	7,821	10,893
Earnings before income taxes	84,449	123,242	42,185	83,828
Income tax expense	31,796	46,132	16,188	31,435
Earnings from continuing operations	52,653	77,110	25,997	52,393
Earnings from discontinued operations, net of taxes	8,181	10,950	6,480	9,272
Net earnings	$60,834	$88,060	$32,477	$61,665

Basic net earnings per share:
Earnings from continuing operations	$1.16	$1.59	$0.55	$1.08
Earnings from discontinued operations	$0.18	$0.22	$0.14	$0.19
Basic net earnings per share	$1.34	$1.81	$0.69	$1.27

Diluted net earnings per share:
Earnings from continuing operations	$1.16	$1.57	$0.55	$1.07
Earnings from discontinued operations	$0.18	$0.23	$0.14	$0.19
Diluted net earnings per share	$1.34	$1.80	$0.69	$1.26

Weighted average number of common shares outstanding:
Basic	45,242	48,567	47,164	48,389
Diluted	45,315	48,962	47,253	48,807

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31,	July 31,	January 31,
	2008	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$56,786	$37,643	$32,282
Merchandise inventories	949,356	1,021,164	1,118,176
Other current assets	102,757	113,511	95,346
Total current assets	1,108,899	1,172,318	1,245,804

Property and equipment	708,488	743,632	714,184
Less accumulated depreciation and amortization	(423,301)	(439,236)	(414,572)
Net property and equipment	285,187	304,396	299,612

Goodwill	105,605	100,740	93,385
Other assets	36,501	35,187	37,225
Deferred tax asset	—	1,305	—
Total assets	$1,536,192	$1,613,946	$1,676,026

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$319,860	$300,929	$408,184
Deferred tax liability	47,731	73,529	64,190
Total current liabilities	367,591	374,458	472,374

Long-term debt	185,606	227,306	232,729
Deferred tax liability	9,240	—	12,860
Other liabilities	146,948	109,609	77,787

Contingencies (See Note 7)

Stockholders’ investment:
Common stock	558	487	490
Additional paid-in capital	141,276	138,036	131,836
Accumulated other comprehensive income	56,093	45,939	27,426
Accumulated earnings	900,588	868,111	870,524
	1,098,515	1,052,573	1,030,276
Treasury stock	(271,708)	(150,000)	(150,000)
Total stockholders’ investment	826,807	902,573	880,276
Total liabilities and stockholders’ investment	$1,536,192	$1,613,946	$1,676,026

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$32,477	$61,665
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	31,473	28,497
Deferred taxes	(14,783)	11,719
Loss from disposition of property and equipment	448	1,571
Impairment of property and equipment	1,632	579
Stock-based compensation	1,849	3,256
Derivative loss	—	(1,974)
Earnings from discontinued operations	(6,480)	(9,272)
Changes in assets and liabilities:
Merchandise inventories	(95,993)	(194,333)
Other current assets	15,695	7,769
Other assets	1,390	(958)
Accounts payable and accrued liabilities	12,765	75,010
Other liabilities	38,088	24,868
Net cash provided by operating activities of continuing operations	18,561	8,397

Cash Flows from Investing Activities:
Payments for property and equipment	(39,206)	(45,324)
Purchase of available-for-sale investments	(4,953)	(9,643)
Proceeds from sale of available-for-sale investments	3,595	6,044
Net cash used in investing activities of continuing operations	(40,564)	(48,923)

Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	1,413,350	1,506,688
Payments on revolving credit agreement	(1,455,050)	(1,476,772)
Proceeds from exercise of stock options	1,401	15,311
Excess tax benefit on stock options exercised	34	1,171
Purchases of treasury stock	(121,708)	—
Net cash (used in) provided by financing activities of continuing operations	(161,973)	46,398

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(22,197)	(11,572)
Net cash provided by (used in) investing activities of discontinued operations	225,052	(4,418)
Net cash provided by (used in) discontinued operations	202,855	(15,990)

Effect of exchange rate changes on cash	264	(194)

Net change in cash and cash equivalents	19,143	(10,312)
Cash and cash equivalents at beginning of period	37,643	42,594
Cash and cash equivalents at end of period	$56,786	$32,282

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of January 31, 2008, we operated 1,401 specialty retail jewelry stores and 766 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of five brands: Zales Jewelers®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; and Mappins Jewellers®; and our e-commerce businesses which include zales.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®; Plumb Gold™; and Silver and Gold Connection®.

The All Other segment includes insurance and reinsurance operations.

We consolidate substantially all of our U.S. and Puerto Rican operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In management’s opinion, all material adjustments and disclosures necessary for a fair presentation have been made.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2007.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal year 2008 classifications.

2.  EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.9 million and 1.7 million stock options outstanding at January 31, 2008 and 2007, respectively, that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

3.  COMPREHENSIVE INCOME

Comprehensive income is net earnings plus certain other items that are recorded directly to stockholders’ investment and consist of currency translation adjustments and unrealized gains and losses related to investments classified as available-for-sale.  Comprehensive income was $49.2 million and $80.6 million for the three months ended January 31, 2008 and 2007, respectively, and $42.6 million and $55.5 million for the six months ended January 31, 2008 and 2007, respectively.

4.  DISPOSITION OF BAILEY BANKS & BIDDLE

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand.  The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively.  The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $13 million, which includes a $24.7 million reduction in the last-in, first-out provision resulting from the liquidation of the Bailey Banks & Biddle inventory.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.  We have reported the results of operations of Bailey Banks & Biddle as discontinued operations, which consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	$5,602	$112,966	$56,585	$163,127

Earnings (loss) before income taxes	$186	$17,951	$(2,604)	$15,200
Income tax (expense) benefit	(73)	(7,001)	1,016	(5,928)
Earnings (loss) from discontinued operations	113	10,950	(1,588)	9,272
Gain on sale of Bailey Banks & Biddle, net of taxes	8,068	—	8,068	—
Earnings from discontinued operations	$8,181	$10,950	$6,480	$9,272

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment:	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$735,075	$785,522	$1,060,751	$1,111,949
Kiosk (b)	89,874	102,845	138,312	155,251
All Other	2,871	3,162	6,020	6,655
Total revenues	$827,820	$891,529	$1,205,083	$1,273,855

Depreciation and amortization:
Fine Jewelry	$10,840	$10,015	$21,453	$19,671
Kiosk	1,354	1,408	2,718	2,839
All Other	—	—	—	—
Unallocated	2,952	2,909	6,059	5,416
Total depreciation and amortization	$15,146	$14,332	$30,230	$27,926

Operating earnings:
Fine Jewelry	$87,408	$121,326	$62,715	$102,873
Kiosk	13,743	18,525	7,984	12,373
All Other	1,388	1,560	2,814	3,473
Unallocated (c)	(15,075)	(12,532)	(23,507)	(23,998)
Total operating earnings	$87,464	$128,879	$50,006	$94,721

(a) Includes $130.4 and $111.0 million for the three month periods ended January 31, 2008 and 2007, respectively, and $184.1 and $153.7 million for the six month periods ended January 31, 2008, respectively, related to foreign operations.

(b) Includes $2.5 million for the three month period ended January 31, 2007 and $4.6 million for the six month period ending January 31, 2007, related to foreign operations.

(c) Includes $19.2 and $18.3 million for the three month periods ended January 31, 2008 and 2007, and $35.8 and $33.9 for the six month periods ended January 31, 2008 and 2007, respectively, to offset internal carrying costs charged to segments and $1.3 million for the three month period ended January 31, 2007 related to gains on derivatives settled and $7.2 million for the six month period ending January 31, 2007 related to losses on derivatives settled.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

6.  TAXES

Effective August 1, 2007, we adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  As a result of the adoption of FIN 48 in the first quarter fiscal 2008, we recognized a decrease of $603,000 in the liability for unrecognized tax benefits, net of the federal deferred tax benefit, with a corresponding increase to accumulated earnings.

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

The total amount of unrecognized tax benefits as of July 31, 2007 was $4.6 million, of which $3.1 million would favorably affect the effective tax rate if resolved in our favor due to the effect of deferred tax benefits.  Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $428,000, either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.  Of this possible reduction, $278,000 would affect the effective tax rate due to the effect of deferred tax benefits.

We recognize accrued interest and penalties related to unrecognized tax benefits within our income tax expense.  We had $1.1 million of interest and penalties accrued at July 31, 2007.

7.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, we assigned the buyers the obligations for the store operating leases.  As a condition of this assignment, we remain contingently liable for the leases for the remainder of the respective current lease terms, which generally range from fiscal 2008 through fiscal 2017.  The maximum potential liability under the leases totals approximately $89 million.

See Note 12 to the consolidated financial statements in Item 8 of our Form 10-K for information relating to certain litigation matters.

On February 29, 2008, a Stipulation and Settlement Agreement was filed in In re Zale Corporation Securities Litigation that will result in the dismissal of that litigation without any cost to Zale Corporation, subject to approval by the court and the possible appeal of that approval.

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

8.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five-year period.  The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Deferred revenue, beginning of period	$103,934	$25,729	$89,574	$26,954
Warranties sold	42,688	42,324	66,591	56,729
Revenue recognized	(9,976)	(12,495)	(19,519)	(28,125)
Deferred revenue, end of period	$136,646	$55,558	$136,646	$55,558

9.  STOCK REPURCHASE PROGRAM

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million.  As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million, or approximately 6 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 2 million shares of our common stock.  In November 2007, the counterparty delivered 4.3 million shares to us under the ASR.  The remaining shares will be delivered within 4.5 months from November 21, 2007, the initial execution date of the ASR.  Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount.  We may elect, at our option, to settle the price adjustment in shares or cash.  During the second quarter of fiscal 2008, we repurchased $23.6 million, or 1.5 million shares of our common stock under the 10b5-1 plan.  As of January 31, 2008, approximately $76 million was available under our stock repurchase program.

10.  SUBSEQUENT EVENT

In February 2008, we announced a program designed to enhance our profitability and improve overall effectiveness.  The program consists of organizational streamlining, primarily involving a reduction in headquarters staff, a reduction in planned capital spending, continued optimization of our store portfolio including the closure of certain underperforming stores and a reduction in inventory.  The program costs, including approximately $2 million of severance-related benefits, is estimated to be less than $4 million before taxes and will be primarily incurred in the third quarter of fiscal 2008.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2008, we operated 1,401 fine jewelry stores and 766 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

The Fine Jewelry segment focuses on diamond product, but differentiates its five brands through merchandise assortments and marketing.  The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks in the United States of America under the name Piercing Pagoda®.  The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

During the second quarter of fiscal 2008, we were disappointed in our sales and earnings results.   Despite weaker consumer spending and a lack of mall traffic, we believe that better execution across all of our initiatives will help drive long-term shareholder value.  Our strategy is concentrated in three areas which include (1) a focus on our value-oriented customer by providing clarity and simplicity associated with our merchandise presentation and marketing message as well as improved training for our sales associates, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products, service and value to our customers and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.

As part of our strategy to enhance operating effectiveness, we have developed a program designed to improve profitability and overall effectiveness.  The key elements of the program include:

•                Estimated $65 plus million in ongoing annualized savings;

•                Organizational streamlining, primarily involving a reduction of the headquarters staff by approximately 20%;

•                Anticipated total program cost, including severance-related benefits, of less than $4 million before taxes;

•                A reduction of planned capital spending from an expected $85 million in fiscal 2008 to approximately $45 million in fiscal 2009;

•                Continued optimization of our store portfolio, including the closure of an additional 23 underperforming locations, bringing the total number of planned closures to approximately 55 stores and 50 kiosks in fiscal 2008; and,

•                A $100 million reduction in inventory in fiscal 2008.

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand.  The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively.  The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $13 million.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million.  As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million, or approximately 6 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 2 million shares of our common stock.  In November 2007, the counterparty delivered 4.3 million shares to us under the ASR.  The remaining shares will be delivered within 4.5 months from November 21, 2007, the initial execution date of the ASR.  Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount.  We may elect, at our option, to settle the price adjustment in shares or cash.  During the second quarter of fiscal 2008, we repurchased $23.6 million or 1.5 million shares of our common stock under the 10b5-1 plan.  We intend to complete the $200 million stock repurchase program through the remainder of fiscal year 2008.  As of January 31, 2008, approximately $76 million was available under our stock repurchase program.

Comparable store sales include internet sales and exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit program.  The sales results of new stores are included beginning their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.  However, stores closed for more than 90 days due to unforeseen events (hurricanes, etc.) are excluded from the calculation of comparable store sales.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007

Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of sales	50.7	48.5	49.7	48.1
Selling, general and administrative	36.7	35.4	43.4	41.5
Cost of insurance operations	0.2	0.2	0.3	0.2
Depreciation and amortization	1.8	1.6	2.5	2.2
Derivative (gain) loss	—	(0.1)	—	0.6
Operating earnings	10.6	14.5	4.1	7.4
Interest expense	0.4	0.6	0.6	0.9
Earnings before income taxes	10.2	13.8	3.5	6.6
Income tax expense	3.8	5.2	1.3	2.5
Earnings from continuing operations	6.4	8.6	2.2	4.1
Earnings from discontinued operations, net of taxes	1.0	1.2	0.5	0.7
Net earnings	7.3%	9.9%	2.7%	4.8%

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Revenues.  Revenues for the quarter ended January 31, 2008 were $827.8 million, a decrease of 7.1 percent compared to revenues of $891.5 million for the same period in the prior year. Comparable store sales decreased 7.3 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven primarily by an approximately 10 percent decrease in the number of customer transactions, partially offset by an increase in the average transaction price.  The decline was also partially the result of a decrease in revenues recognized related to lifetime warranties of $2.5 million.  In the second quarter of fiscal year 2007, we changed our warranty offering to customers from a two-year coverage plan to a lifetime warranty.  While revenues recognized have decreased, sales related to warranties have increased compared to the same period in the prior year.

The Fine Jewelry segment contributed $735.1 million of revenues in the quarter ended January 31, 2008, compared to $785.5 million for the same period in the prior year, representing a decrease of 6.4 percent.

Revenues include $89.9 million in the Kiosk Jewelry segment compared to $102.8 million in the prior year, representing a decrease of 12.6 percent.  The decrease relates primarily to a decline in the number of open stores from 882 to 766 as of January 31, 2007 and 2008, respectively.

The All Other segment operations provided $2.9 million in revenues for the quarter ended January 31, 2008 as compared to $3.2 million for the same period in the prior year, for a decrease of 9.2 percent.

During the quarter ended January 31, 2008, we opened 10 stores in the Fine Jewelry segment.  In addition, we closed 20 stores in the Fine Jewelry segment and 26 locations in the Kiosk Jewelry segment during the quarter.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 50.7 percent for the quarter ended January 31, 2008, compared to 48.5 percent for the same period in the prior year.  The increase primarily relates to a 140 basis point charge resulting from the decision to liquidate certain discontinued and damaged inventory in lieu of refurbishing and selling the inventory through store channels, a 60 basis point charge associated with excess inventory and a decline in revenues recognized associated with lifetime warranties.

Selling, General and Administrative.  Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 36.7 percent of revenues for the quarter ended January 31, 2008 compared to 35.4 percent for the same period in the prior year.  The increase relates primarily to a decrease in sales leverage compared to the same period of the prior year and the 10 basis point impact of the decline in revenues recognized associated with lifetime warranties.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended January 31, 2008 and 2007 was 1.8 percent and 1.6 percent, respectively.  The increase relates primarily to a decrease in sales leverage.

Derivative Gain.  During the quarter ended January 31, 2007, we recognized a derivative gain in the amount of $1.3 million.  As of January 31, 2008, there were no outstanding forward contracts.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2008 and 2007 was 0.4 percent and 0.6 percent, respectively.  The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.9 percent last year to 6.4 percent this year and decreased borrowings compared to the same period in the prior year.

Income Tax Expense.  The effective tax rate for the quarters ended January 31, 2008 and 2007 was 37.7 percent and 37.4 percent, respectively. The increase is primarily attributable to an increase in the state effective tax rate as a result of lower earnings compared to the same period of the prior year.  The increase was partially offset as a result of a decision made in the fourth quarter of fiscal year 2007 to indefinitely reinvest certain undistributed foreign earnings outside of the U.S. in accordance with Accounting Principles Board No. 23, “Accounting for Income Taxes-Special Areas” (“APB 23”).

Six Months Ended January 31, 2008 Compared to Six Months Ended January 31, 2007

Revenues.  Revenues for the six months ended January 31, 2008 were $1,205.1 million, a decrease of 5.4 percent compared to revenues of $1,273.9 million for the same period in the prior year. Comparable store sales decreased 5.1 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven primarily by an approximately 8 percent decrease in the number of customer transactions, partially offset by an increase in the average transaction price.  The decline was also partially the result of a decrease in revenues recognized related to lifetime warranties of $8.6 million.  While revenues recognized have decreased, sales related to warranties have increased compared to the same period in the prior year.

The Fine Jewelry segment contributed $1,060.8 million of revenues in the six months ended January 31, 2008, compared to $1,111.9 million for the same period in the prior year, representing a decrease of 4.6 percent.

Revenues include $138.3 million in the Kiosk Jewelry segment compared to $155.3 million in the prior year, representing a decrease of 10.9 percent.  The decrease relates primarily to a decline in the number of open stores from 882 to 766 as of January 31, 2007 and 2008, respectively.

The All Other segment operations provided $6.0 million in revenues for the six months ended January 31, 2008 as compared to $6.7 million for the same period in the prior year, representing a decrease of 9.5 percent.

During the six months ended January 31, 2008, we opened 22 stores in the Fine Jewelry segment and 4 kiosks in the Kiosk Jewelry segment.  In addition, we closed 22 stores in the Fine Jewelry segment and 31 locations in the Kiosk Jewelry segment during the six month period.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.7 percent for the six months ended January 31, 2008, compared to 48.1 percent for the same period in the prior year.  The increase relates to a 120 basis point charge resulting from the decision to liquidate certain discontinued and damaged inventory in lieu of refurbishing and selling the inventory through store channels, a 40 basis point increase in charges associated with excess inventory and a decline in revenues recognized associated with lifetime warranties.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 43.4 percent of revenues for the six months ended January 31, 2008 compared to 41.5 percent for the same period in the prior year.  The increase primarily relates to a decrease in sales leverage compared to the same period in the prior year and the 30 basis point impact of the decline in revenues recognized associated with lifetime warranties.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2008 and 2007 was 2.5 percent and 2.2 percent, respectively.  The increase relates primarily to a decrease in sales leverage.

Derivative Loss.  During the six months ended January 31, 2007, we recognized a derivative loss in the amount of $7.2 million.  As of January 31, 2008, there were no outstanding forward contracts.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2008 and 2007 was 0.6 percent and 0.9 percent, respectively.  The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.8 percent last year to 6.4 percent this year and decreased borrowings compared to the same period in the prior year.

Income Tax Expense.  The effective tax rate for the six months ended January 31, 2008 and 2007 was 38.4 percent and 37.5 percent, respectively. The increase is primarily attributable to an increase in the state effective tax rate as a result of lower earnings compared to the same period of the prior year.  The increase was partially offset as a result of a decision made in the fourth quarter of fiscal year 2007 to indefinitely reinvest certain undistributed foreign earnings outside of the U.S. in accordance with APB 23.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including seasonal inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities, share repurchases and debt service.

Net cash provided by operating activities of continuing operations improved from $8.4 million for the six months ended January 31, 2007 to $18.6 million for the six months ended January 31, 2008.  The increase is due to a decrease in purchased inventory of $98.3 million and an $18.5 million increase in net cash received related to deferred revenues for lifetime warranties.  The increase was partially offset by a $66.0 decrease in outstanding accounts payable and accrued liabilities and a $29.2 million decrease in net earnings.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Our maximum inventory level typically occurs prior to the Holiday season.  Owned inventory at January 31, 2008 and January 31, 2007 was $949.4 million and $1,118.2 million, respectively.  The decrease in inventory in fiscal 2008 is due to the disposition of Bailey Banks & Biddle in November 2007.

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

In February 2008, we announced a program designed to improve profitability and overall effectiveness.  The key elements of the program include:

•                Estimated $65 plus million in ongoing annualized savings;

•                Organizational streamlining, primarily involving a reduction of the headquarters staff by approximately 20%;

•                Anticipated total program cost, including severance-related benefits, of less than $4 million before taxes;

•                A reduction of planned capital spending from an expected $85 million in fiscal 2008 to approximately $45 million in fiscal 2009;

•                Continued optimization of our store portfolio, including the closure of an additional 23 underperforming locations, bringing the total number of planned closures to approximately 55 stores and 50 kiosks in fiscal 2008; and,

•                A $100 million reduction in inventory in fiscal 2008.

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand.  The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively.  The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $13 million.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.

In November 2007, the Board of Directors approved a stock repurchase program of up to $200 million.  As part of the stock repurchase program, we entered into an ASR agreement for $100 million, or approximately 6 million shares of our common stock, and a Rule 10b5-1 plan under which we may repurchase approximately 2 million shares of our common stock.  In November 2007, the counterparty delivered 4.3 million shares to us under the ASR.  The remaining shares will be delivered within 4.5 months from November 21, 2007, the initial execution date of the ASR.  Upon completion, the ASR is subject to a price adjustment based on the volume weighted average share price over a period of up to 4.5 months, minus a discount.  We may elect, at our option, to settle the price adjustment in shares or cash.  During the second quarter of fiscal 2008, we repurchased $23.6 million or 1.5 million shares of our common stock under the 10b5-1 plan.  We intend to complete the $200 million stock repurchase program through the remainder of fiscal year 2008.  As of January 31, 2008, approximately $76 million was available under our stock repurchase program.

As of January 31, 2008, we had cash and cash equivalents totaling $56.8 million.  We also had approximately $314 million and CAD $30 million available in borrowing capacity under our U.S. and Canadian revolving credit facilities, respectively.  We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

Capital Expenditures

During the six months ended January 31, 2008, we invested approximately $9 million in capital expenditures to open 22 new stores in the Fine Jewelry segment and four new kiosks in the Kiosk Jewelry segment.  We invested approximately $15 million to remodel, relocate and refurbish 52 locations in our Fine Jewelry segment and 14 locations in our Kiosk Jewelry segment.  We also invested approximately $15 million in infrastructure, primarily related to our information technology portfolio.  We estimate that for the remainder of fiscal year 2008, we will incur $34 million to open approximately 30 new stores and kiosks and to remodel, relocate and refurbish approximately 85 locations.  We also expect to invest an additional $12 million in infrastructure, primarily related to our information technology portfolio.

Inflation

In management’s opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented.  Although currently not material, recent increases in gold prices have negatively effected the cost of merchandise inventory.  The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out inventory.  There is no assurance that inflation will not materially affect us in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 31, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

We are also affected by fluctuations in the price of diamonds, gold and other commodities. A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.  In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

                We currently are contingently liable for substantially all of the store operating leases associated with the Bailey Banks & Biddle brand that was sold in November 2007.  As those leases are extended, or materially amended, we generally will be released from our contingent obligation.  If the purchaser of Bailey Banks & Biddle fails to perform under the leases, we could be liable for any remaining amounts due under the leases, which could be a significant amount and would negatively impact our earnings and financial condition.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the second quarter of fiscal 2008 are as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (c)

November 1, 2007 through November 30, 2007	4,469,478	$19.72	$111,854,019
December 1, 2007 through December 31, 2007	532,400	$16.90	$102,857,198
January 1, 2008 through January 31, 2008	775,705	$14.78	$91,389,254
	5,777,583

(a)  These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.

(b)  The shares repurchased in November 2007 include 4.3 million shares repurchased under the ASR discussed in Part I of this report. The average price paid under the ASR is calculated using the initial price of $19.74 per share. The final average price paid per share will not be determined until the program is completed during the third quarter of fiscal 2008.

(c)  The $91.4 million remaining at January 31, 2008 that may yet be spent on stock repurchases does not include a $15 million payment advanced to our broker as part of the ASR. A final number of shares related to this $15 million will not be determined and transferred to treasury stock until the ASR program is completed during the third quarter of fiscal 2008. Taking this into account, the Company has $76.4 million in available funds to be used for further purchases.

Item 6.  EXHIBITS

10.1         Employment Agreement with Neal Goldberg dated as of January 21, 2008

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

Zale Corporation
(Registrant)

Date:	March 10, 2008	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)