Form 10-Q
period 2008-04-30
ZALE CORP
filed 2008-06-06
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

As of May 30, 2008, 35,336,152 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues	$476,736	$448,956	$1,681,819	$1,722,811

Costs and expenses:
Cost of sales	250,196	214,837	849,082	827,429
Selling, general and administrative	231,660	221,865	754,409	750,071
Cost of insurance operations	1,875	2,108	5,087	5,290
Depreciation and amortization	14,887	14,097	45,117	42,023
Derivative (gain) loss	—	(155)	—	7,073
Operating (loss) earnings	(21,882)	(3,796)	28,124	90,925
Interest expense	1,769	4,346	9,590	15,239
(Loss) earnings before income taxes	(23,651)	(8,142)	18,534	75,686
Income tax (benefit) expense	(6,254)	(3,141)	9,934	28,294
(Loss) earnings from continuing operations	(17,397)	(5,001)	8,600	47,392
Earnings from discontinued operations, net of taxes	604	1,051	7,084	10,323
Net (loss) earnings	$(16,793)	$(3,950)	$15,684	$57,715

Basic net (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.42)	$(0.10)	$0.19	$0.98
Earnings from discontinued operations	$0.02	$0.02	$0.16	$0.21
Basic net (loss) earnings per share	$(0.40)	$(0.08)	$0.35	$1.19

Diluted net (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.42)	$(0.10)	$0.19	$0.97
Earnings from discontinued operations	$0.02	$0.02	$0.16	$0.21
Diluted net (loss) earnings per share	$(0.40)	$(0.08)	$0.35	$1.18

Weighted average number of common shares outstanding:
Basic	41,568	48,975	45,319	48,580
Diluted	41,568	48,975	45,414	48,994

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30,	July 31,	April 30,
	2008	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$67,648	$37,643	$52,621
Merchandise inventories	866,961	1,021,164	1,086,487
Other current assets	91,917	113,511	112,060
Total current assets	1,026,526	1,172,318	1,251,168

Property and equipment	713,513	743,632	730,070
Less accumulated depreciation and amortization	(427,445)	(439,236)	(428,256)
Net property and equipment	286,068	304,396	301,814

Goodwill	105,011	100,740	97,901
Other assets	35,953	35,187	35,883
Deferred tax asset	3,963	1,305	—
Total assets	$1,457,521	$1,613,946	$1,686,766

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$287,236	$300,929	$321,791
Deferred tax liability	56,521	73,529	70,073
Total current liabilities	343,757	374,458	391,864

Long-term debt	269,106	227,306	290,050
Deferred tax liability	—	—	19,125
Other liabilities	159,962	109,609	95,121

Contingencies (See Note 7)

Stockholders’ investment:
Common stock	559	487	492
Additional paid-in capital	143,305	138,036	136,015
Accumulated other comprehensive income	53,356	45,939	37,524
Accumulated earnings	883,795	868,111	866,575
	1,081,015	1,052,573	1,040,606
Treasury stock	(396,319)	(150,000)	(150,000)
Total stockholders’ investment	684,696	902,573	890,606
Total liabilities and stockholders’ investment	$1,457,521	$1,613,946	$1,686,766

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$15,684	$57,715
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	45,625	42,840
Deferred taxes	(19,254)	23,687
Loss from disposition of property and equipment	2,346	2,066
Impairment of property and equipment	1,632	579
Stock-based compensation	3,249	4,911
Derivative gain	—	(1,657)
Earnings from discontinued operations	(7,084)	(10,323)
Changes in assets and liabilities:
Merchandise inventories	(14,421)	(156,079)
Other current assets	26,482	(8,578)
Other assets	1,628	(337)
Accounts payable and accrued liabilities	(20,285)	(13,005)
Other liabilities	50,873	41,313
Net cash provided by (used in) operating activities of continuing operations	86,475	(16,868)

Cash Flows from Investing Activities:
Payments for property and equipment	(56,234)	(60,686)
Purchase of available-for-sale investments	(7,483)	(10,948)
Proceeds from sale of available-for-sale investments	6,037	7,740
Net cash used in investing activities of continuing operations	(57,680)	(63,894)

Cash Flows from Financing Activities:
Borrowings under revolving credit agreement	2,032,450	2,249,743
Payments on revolving credit agreement	(1,990,650)	(2,162,506)
Proceeds from exercise of stock options	1,984	17,702
Excess tax benefit on stock options exercised	53	1,433
Purchases of treasury stock	(246,319)	—
Net cash (used in) provided by financing activities of continuing operations	(202,482)	106,372

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(21,593)	(10,213)
Net cash provided by (used in) investing activities of discontinued operations	225,052	(5,472)
Net cash provided by (used in) discontinued operations	203,459	(15,685)

Effect of exchange rate changes on cash	233	102
Net change in cash and cash equivalents	30,005	10,027
Cash and cash equivalents at beginning of period	37,643	42,594
Cash and cash equivalents at end of period	$67,648	$52,621

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of April 30, 2008, we operated 1,391 specialty retail jewelry stores and 748 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of five brands: Zales Jewelers®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; and Mappins Jewellers®; and our e-commerce businesses, which include zales.com and gordonsjewelers.com.

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

2.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.7 million and 1.7 million stock options outstanding at April 30, 2008 and 2007, respectively, that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

During the third quarter of fiscal year 2008 and 2007, we incurred a net loss from continuing operations of $17.4 and $5.0 million, respectively.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

3.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is net (loss) earnings plus certain other items that are recorded directly to stockholders’ investment and consist of currency translation adjustments and unrealized gains and losses related to investments classified as available-for-sale.  Comprehensive loss was $19.5 million and comprehensive income was $6.1 million for the three months ended April 30, 2008 and 2007, respectively.  Comprehensive income was $23.1 million and $61.7 million for the nine months ended April 30, 2008 and 2007, respectively.

4.  DISPOSITION OF BAILEY BANKS & BIDDLE

In September 2007, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand.  The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively.  The sale was completed on November 9, 2007 and resulted in a pre-tax gain of approximately $14 million, which includes a $24.7 million reduction in the last-in, first-out provision resulting from the liquidation of the Bailey Banks & Biddle inventory.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.  We have reported the results of operations of Bailey Banks & Biddle as discontinued operations, which consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues	$—	$62,910	$56,585	$226,037

Earnings (loss) before income taxes	$—	$1,723	$(2,604)	$16,923
Income tax (expense) benefit	—	(672)	1,016	(6,600)
Earnings (loss) from discontinued operations	—	1,051	(1,588)	10,323
Gain on sale of Bailey Banks & Biddle, net of taxes	604	—	8,672	—
Earnings from discontinued operations	$604	$1,051	$7,084	$10,323

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
Selected Financial Data by Segment:	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$417,365	$387,933	$1,478,116	$1,499,882
Kiosk (b)	56,135	57,434	194,447	212,685
All Other	3,236	3,589	9,256	10,244
Total revenues	$476,736	$448,956	$1,681,819	$1,722,811

Depreciation and amortization:
Fine Jewelry	$10,630	$9,854	$32,083	$29,525
Kiosk	1,304	1,398	4,022	4,237
All Other	—	—	—	—
Unallocated	2,953	2,845	9,012	8,261
Total depreciation and amortization	$14,887	$14,097	$45,117	$42,023

Operating (loss) earnings:
Fine Jewelry	$(17,069)	$2,839	$42,915	$105,874
Kiosk	(122)	(764)	7,863	12,330
All Other	1,361	1,519	4,302	5,065
Unallocated (c)	(6,052)	(7,390)	(26,956)	(32,344)
Total operating (loss) earnings	$(21,882)	$(3,796)	$28,124	$90,925

(a) Includes $65.5 and $52.0 million for the three month periods ended April 30, 2008 and 2007, respectively, and $249.6 and $205.8 million for the nine month periods ended April 30, 2008 and 2007, respectively, related to foreign operations.

(b) Includes $1.1 million for the three month period ended April 30, 2007 and $5.7 million for the nine month period ended April 30, 2007, related to foreign operations.

(c) Includes $16.3 and $16.7 million for the three month periods ended April 30, 2008 and 2007, and $52.1 and $50.6 for the nine month periods ended April 30, 2008 and 2007, respectively, to offset internal carrying costs charged to segments and $155,000 for the three month period ended April 30, 2007 related to gains on derivatives settled and $7.1 million for the nine month period ending April 30, 2007 related to losses on derivatives settled.

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

7.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, we assigned the buyers the obligations for the store operating leases.  As a condition of this assignment, we remain contingently liable for the leases for the remainder of their respective current lease terms, which generally range from fiscal 2008 through fiscal 2017.  The maximum potential liability under the leases totals approximately $85 million.

See Note 12 to the consolidated financial statements in Item 8 of our Form 10-K for information relating to certain litigation matters.

On February 29, 2008, a Stipulation and Settlement Agreement was filed in In re Zale Corporation Securities Litigation that will result in the dismissal of that litigation without any direct cost to Zale Corporation, subject to approval by the court and the possible appeal of that approval.

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

8.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five-year period.  The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Deferred revenue, beginning of period	$136,646	$55,558	$89,574	$26,954
Warranties sold	28,044	26,426	94,635	83,155
Revenue recognized	(10,946)	(7,854)	(30,465)	(35,979)
Deferred revenue, end of period	$153,744	$74,130	$153,744	$74,130

9.  STOCK REPURCHASE PROGRAM

In November 2007 and March 2008, the Board of Directors authorized share repurchases of $200 million and $100 million, respectively.  As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million and two Rule 10b5-1 plans (the “10b5-1 Plans”).  In November 2007, the counterparty under the ASR delivered 4.3 million shares to us.  In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR.  During the second and third quarters of fiscal 2008, we repurchased $146.3 million or 7.7 million shares of our common stock under the 10b5-1 Plans and through open market purchases.  As of April 30, 2008, $53.7 million was available under our stock repurchase program.

In May 2008, we repurchased the remaining shares provided for under the 10b5-1 Plans for $3.7 million, or approximately 167,000 shares.  Additionally, the Board of Directors authorized a $50 million increase in the stock repurchase program bringing the total authorization for fiscal 2008 to $350 million and the remaining authorization to $100 million.   As of May 31, 2008, a total of 13.8 million shares have been repurchased at an average price of $18.05.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2008, we operated 1,391 fine jewelry stores and 748 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

The Fine Jewelry segment focuses on diamond product, but differentiates its five brands through merchandise assortments and marketing.  The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks in the United States of America primarily under the name Piercing Pagoda®.  The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

During the third quarter of fiscal 2008, we were pleased with the progress made towards our three key initiatives which include (1) focusing on our core customer by providing clarity and value through our merchandise presentation and marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service as well as providing improved training for our sales associates and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.  A critical initial step in improving our merchandise assortments is the reduction of $100 million in excess inventory.  During the third quarter we began an aggressive clearance program that drove an increase in comparable store sales of 5.8 percent.  The increase in comparable store sales demonstrates our ability to drive traffic into our stores and re-establish a relationship with our value-oriented customer. We have also added key executives that will be focused on improving our customer focus company-wide through increased interaction with our stores and ensuring that our assortments include quality merchandise at affordable prices.  As of the end of the third quarter of fiscal 2008, we liquidated approximately $55 million of the $100 million in excess inventory that has been identified to be permanently reduced.  Based on our success with the clearance program, we are increasing our estimate of total merchandise clearance to $120 million.  We have also identified an estimated $65 million plus in on-going annualized savings, consisting primarily of a reduction in overhead costs, and we reduced our estimated capital spending from $85 million in fiscal 2008 to approximately $45 million in fiscal 2009.

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

In November 2007 and March 2008, the Board of Directors authorized share repurchases of $200 million and $100 million, respectively.  As part of the stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) for $100 million and two Rule 10b5-1 plans (the “10b5-1 Plans”).  In November 2007, the counterparty under the ASR delivered 4.3 million shares to us.  In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR.  During the second and third quarters of fiscal 2008, we repurchased $146.3 million or 7.7 million shares of our common stock under the 10b5-1 Plans and through open market purchases.  As of April 30, 2008, $53.7 million was available under our stock repurchase program.

In May 2008, we repurchased the remaining shares provided for under the 10b5-1 Plans for $3.7 million, or approximately 167,000 shares.  Additionally, the Board of Directors authorized a $50 million increase in the stock repurchase program bringing the total authorization for fiscal 2008 to $350 million and the remaining authorization to $100 million.   As of May 31, 2008, a total of 13.8 million shares have been repurchased at an average price of $18.05.

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

From time to time, we include non-GAAP measurements of financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We use these measurements as part of our evaluation of the performance of the Company. In addition, we believe these measures provide useful information to investors, particularly in evaluating the performance of the Company in the current fiscal year as compared to prior periods.

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of sales	52.5	47.9	50.5	48.0
Selling, general and administrative	48.6	49.4	44.9	43.5
Cost of insurance operations	0.4	0.5	0.3	0.3
Depreciation and amortization	3.1	3.1	2.7	2.4
Derivative (gain) loss	—	(0.0)	—	0.4
Operating (loss) earnings	(4.6)	(0.8)	1.7	5.3
Interest expense	0.4	1.0	0.6	0.9
(Loss) earnings before income taxes	(5.0)	(1.8)	1.1	4.4
Income tax (benefit) expense	(1.3)	(0.7)	0.6	1.6
(Loss) earnings from continuing operations	(3.6)	(1.1)	0.5	2.8
Earnings from discontinued operations, net of taxes	0.1	0.2	0.4	0.6
Net (loss) earnings	(3.5)%	(0.9)%	0.9%	3.4%

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Revenues.  Revenues for the quarter ended April 30, 2008 were $476.7 million, an increase of 6.2 percent compared to revenues of $449.0 million for the same period in the prior year. Comparable store sales increased 5.8 percent as compared to the same period in the prior year.  The increase in comparable store sales was driven by a 4.1 percent increase in the number of customer transactions primarily as a result of our focus on clearance merchandise and an increase in the average transaction price.  The increase was also partially the result of an increase in revenues recognized related to lifetime warranties of $3.1 million.

The Fine Jewelry segment contributed $417.4 million of revenues in the quarter ended April 30, 2008, compared to $387.9 million for the same period in the prior year, representing an increase of 7.6 percent.

Revenues in the Kiosk Jewelry segment were $56.1 million in the quarter ended April 30, 2008 compared to $57.4 million for the same period in the prior year, representing a decrease of 2.3 percent.   A decrease in the number of open stores from 823 to 748 as of April 30, 2007 and 2008, respectively, was partially offset by an increase in sales.

The All Other segment operations provided $3.2 million in revenues for the quarter ended April 30, 2008 as compared to $3.6 million for the same period in the prior year, for a decrease of  9.8 percent.

During the quarter ended April 30, 2008, we opened 9 stores in the Fine Jewelry segment.  In addition, we closed 19 stores in the Fine Jewelry segment and 18 locations in the Kiosk Jewelry segment during the quarter.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 52.5 percent for the quarter ended April 30, 2008, compared to 47.9 percent for the same period in the prior year.  The increase is primarily due to an aggressive merchandise clearance program that began during the third quarter of fiscal 2008.

Selling, General and Administrative.  Included in selling, general and administrative (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 48.6 percent of revenues for the quarter ended April 30, 2008 compared to 49.4 percent for the same period in the prior year.  The decrease relates primarily to an increase in sales leverage as a result of our focus on clearance merchandise and an 80 basis point decrease in costs associated with our expense reduction initiative.  The decrease was partially offset by an increase in store payroll and occupancy costs and a 40 basis point charge associated with severance-related costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended April 30, 2008 and 2007 was 3.1 percent.

Derivative Gain.  During the quarter ended April 30, 2007, we recognized a derivative gain in the amount of $155,000.  As of April 30, 2008, there were no outstanding forward contracts.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2008 and 2007 was 0.4 percent and 1.0 percent, respectively.  The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.7 percent last year to 4.1 percent this year and decreased borrowings compared to the same period in the prior year.

Income Tax Benefit.  The effective tax rate for the quarters ended April 30, 2008 and 2007 was 26.4 percent and 38.6 percent, respectively. The decrease is primarily related to the cumulative impact of an increase in the estimated annual tax rate on earnings related to the six months ended January 31, 2008.

Nine Months Ended April 30, 2008 Compared to Nine Months Ended April 30, 2007

Revenues.  Revenues for the nine months ended April 30, 2008 were $1,681.8 million, a decrease of 2.4 percent compared to revenues of $1,722.8 million for the same period in the prior year. Comparable store sales decreased 2.3 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 4.5 percent decrease in the number of customer transactions primarily as a result of lower than expected Holiday sales, partially offset by an increase in the average transaction price and our merchandise clearance program that began during the third quarter of fiscal 2008.  The decline was also partially the result of a decrease in revenues recognized related to lifetime warranties of $5.5 million.  While revenues recognized have decreased, sales related to warranties have increased compared to the same period in the prior year.

The Fine Jewelry segment contributed $1,478.1 million of revenues in the nine months ended April 30, 2008, compared to $1,499.9 million for the same period in the prior year, representing a decrease of 1.5 percent.

Revenues include $194.4 million in the Kiosk Jewelry segment compared to $212.7 million in the prior year, representing a decrease of 8.6 percent.  The decrease relates primarily to a decline in the number of open stores from 823 to 748 as of April 30, 2007 and 2008, respectively.

The All Other segment operations provided $9.3 million in revenues for the nine months ended April 30, 2008 as compared to $10.2 million for the same period in the prior year, representing a decrease of 9.6 percent.

During the nine months ended April 30, 2008, we opened 31 stores in the Fine Jewelry segment and 4 kiosks in the Kiosk Jewelry segment.  In addition, we closed 41 stores in the Fine Jewelry segment and 49 locations in the Kiosk Jewelry segment during the nine month period.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 50.5 percent for the nine months ended April 30, 2008, compared to 48.0 percent for the same period in the prior year.  The increase is primarily due to an aggressive merchandise clearance program that began during the third quarter of fiscal 2008, a 110 basis point charge resulting from the decision to liquidate certain discontinued and damaged inventory and a decline in revenues recognized associated with lifetime warranties.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 44.9 percent of revenues for the nine months ended April 30, 2008 compared to 43.5 percent for the same period in the prior year.  The increase primarily relates to a decrease in sales leverage, an increase in occupancy costs, the 20 basis point impact of the decline in revenues recognized associated with lifetime warranties and a 10 basis point charge associated with severance-related costs.  The increase was partially offset by a 20 basis point decrease in costs associated with our expense reduction initiative.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2008 and 2007 was 2.7 percent and 2.4 percent, respectively.  The increase relates primarily to new store openings, remodel investments and a decrease in sales leverage.  The increase was partially offset by store closures.

Derivative Loss.  During the nine months ended April 30, 2007, we recognized a derivative loss in the amount of $7.1 million.  As of April 30, 2008, there were no outstanding forward contracts.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2008 and 2007 was 0.6 percent and 0.9 percent, respectively.  The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.7 percent last year to 5.7 percent this year and decreased borrowings compared to the same period in the prior year.

Income Tax Expense.  The effective tax rate for the nine months ended April 30, 2008 and 2007 was 53.6 percent and 37.4 percent, respectively.  The increase is primarily attributable to certain tax benefits that have become larger in proportion to our estimated loss for fiscal 2008.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including seasonal inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities, share repurchases and debt service.

Net cash provided by (used in) operating activities of continuing operations improved to $86.5 million for the nine months ended April 30, 2008 from a deficit of $16.9 million for the nine months ended April 30, 2007.  The increase is due to a decrease in purchased inventory of $141.7 million, an approximately $18.5 million increase in state and federal tax refunds received and a $17.0 million increase in net cash received related to deferred revenues for lifetime warranties.  The increase was partially offset by a $42.0 million decrease in net earnings.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 41 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Our maximum inventory level typically occurs prior to the Holiday season.  Owned inventory at April 30, 2008 and April 30, 2007 was $867.0 million and $1,086.5 million, respectively.  The decrease in inventory in fiscal 2008 is due to the disposition of Bailey Banks & Biddle in November 2007 and as a result of an aggressive clearance merchandise program that began during the third quarter of fiscal 2008.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities and vendor payment terms.  Under our U.S. and Canadian revolving credit facilities we may borrow up to $500 million and CAD $30 million, respectively.  In addition, the U.S. facility provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. Vendor purchase order terms typically require payment within 60 days.

During the third quarter of fiscal 2008, we liquidated approximately $55 million of the $100 million that has been identified to be permanently reduced with an aggressive clearance program. We have also identified an estimated $65 million plus in on-going annualized savings, consisting primarily of a reduction in overhead costs, and reduced our estimated capital spending from $85 million in fiscal 2008 to approximately $45 million in fiscal 2009.

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

In November 2007 and March 2008, the Board of Directors authorized share repurchases of $200 million and $100 million, respectively.  As part of the stock repurchase program, we entered into an ASR agreement for $100 million and two 10b5-1 Plans.  In November 2007, the counterparty under the ASR delivered 4.3 million shares to us.  In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR.  During the second and third quarters of fiscal 2008, we repurchased $146.3 million or 7.7 million shares of our common stock under the 10b5-1 Plans and through open market purchases.  As of April 30, 2008, $53.7 million was available under our stock repurchase program.

In May 2008, we repurchased the remaining shares provided for under the 10b5-1 Plans for $3.7 million, or approximately 167,000 shares.  Additionally, the Board of Directors authorized a $50 million increase in the stock repurchase program bringing the total authorization for fiscal 2008 to $350 million and the remaining authorization to $100 million.   As of May 31, 2008, a total of 13.8 million shares have been repurchased at an average price of $18.05

As of April 30, 2008, we had cash and cash equivalents totaling $67.6 million.  We also had approximately $231 million and CAD $30 million available in borrowing capacity under our U.S. and Canadian revolving credit facilities, respectively.  We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

Capital Expenditures

During the nine months ended April 30, 2008, we invested approximately $11.2 million in capital expenditures to open 31 new stores in the Fine Jewelry segment and 4 new kiosks in the Kiosk Jewelry segment. We invested approximately $22.6 million to remodel, relocate and refurbish 88 locations in our Fine Jewelry segment and 20 locations in our Kiosk Jewelry segment. We also invested approximately $22.4 million in infrastructure, primarily related to our information technology portfolio. We estimate that for the remainder of fiscal year 2008, we will incur $20 million to open approximately 12 new stores and kiosks and to remodel, relocate and refurbish approximately 39 locations. We also expect to invest an additional $9 million in infrastructure, primarily related to our information technology portfolio.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to our consolidated financial statements set forth in Part I of this report and Note 12 to our consolidated financial statements in Item 8 of our Annual Report on Form 10K for the year ended July 31, 2007.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased during the third quarter of fiscal 2008 are as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
February 1, 2008 through February 29, 2008	635,714	$16.99	$80,576,395
March 1, 2008 through March 31, 2008	682,330	$19.70	$167,110,927
April 1, 2008 through April 30, 2008 (b)	6,576,498	$19.12	$53,681,244
	7,894,542

(a)          These amounts include shares purchased as part of the publicly announced programs described in Part I of this report.

(b)         The number of shares purchased in April includes 1.6 million shares associated with the final ASR settlement discussed in Part I of this report.

Item 6.  EXHIBITS

10.1	Settlement and Release Agreement between Zale Corporation and John A. Zimmermann (incorporated by reference to the Company’s Current Report on Form 8-K filed March 3, 2008, Exhibit 10.1).
10.2

Agreement among Zale Corporation, Zale Delaware, Inc., Claire’s Stores, Inc., Claire’s Boutiques, Inc. and John A. Zimmermann (incorporated by reference to the Company’s Current Report on Form 8-K filed April 17, 2008, Exhibit 10.1).

10.3	Consulting Agreement between Zale Corporation and Mary Elizabeth Burton (incorporated by reference to the Company’s Current Report on Form 8-K filed April 17, 2008, Exhibit 10.2).
10.4	Form of Employment Security Agreement for Executive Vice Presidents (incorporated by reference to the Company’s Current Report on Form 8-K filed April 17, 2008, Exhibit 10.3).
10.5

Separation and Release Agreement among Zale Corporation, Zale Delaware, Inc. and Charles E. Fieramosa (incorporated by reference to the Company’s Current Report on Form 8-K filed May 1, 2008, Exhibit 10.1).

10.6	Form of Employment Security Agreement for Brand Senior Vice Presidents
10.7	Form of Employment Security Agreement for Corporate Senior Vice Presidents
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: June 6, 2008	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)