Form 10-K
period 2008-07-31
ZALE CORP
filed 2008-09-26
CIK 109156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2008

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

        Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in our definitive Proxy Statement, portions of which are incorporated by reference in Part III of this Form 10-K.

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2008 was $576,082,160. For this purpose, directors and officers have been assumed to be affiliates. As of September 19, 2008, 31,875,890 shares of Zale Corporation's common stock were outstanding.

        Zale Corporation is a large accelerated filer and is not a well-known seasoned issuer.

        Zale Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 18, 2008 are incorporated by reference into Part III.

 PART I

ITEM 1.    BUSINESS

General

        We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry. At July 31, 2008, we operated 1,396 specialty retail jewelry stores and 739 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2008, we generated $2.1 billion of revenues. We believe we are well-positioned to compete in the approximately $67 billion, combined U.S. and Canadian retail jewelry industry, leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brand's long-standing presence in the industry, and of our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer's reliability, credibility and commitment to customer service.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2008, our Fine Jewelry segment generated $1.9 billion, or approximately 88.0 percent of our revenues. During fiscal year 2008, the Kiosk Jewelry segment revenues represented $249.5 million, or approximately 12.0 percent of our revenues.

Fine Jewelry

        Our Fine Jewelry segment is comprised of five brands, focused on the value-oriented consumer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a selection of exclusive product, marketing, store design and customer experience. Our centralized merchandising and sourcing organizations create significant synergies. The merchant team is focused on building compelling merchandise assortments and the sourcing team is focused on partnering with vendors that provide reliable delivery of quality merchandise at a reasonable cost. Zales Jewelers® is our national brand in the U.S. providing jewelry to its value-oriented customers. We have further leveraged the brand strength through Zales Outlet, which focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon's Jewelers® is a moderately priced jeweler that emphasizes customer relationships. Peoples Jewellers® is our national brand in Canada providing jewelry to the value-conscious customer. Mappins Jewellers® offers moderately priced jewelry in malls throughout Canada. The Zales and Gordon's brands have expanded their presence in the retail market through the e-commerce sites, zales.com and gordonsjewelers.com.

  Zales Jewelers and Gordon's Jewelers

        Zales, our national flagship, is a leading brand name in jewelry retailing in the U.S., operating 784 stores in 50 states and Puerto Rico with an average store size of 1,687 square feet. Gordon's operates 261 stores in 35 states and Puerto Rico with an average store size of 1,536 square feet.

        Zales is positioned as "The Diamond Store since 1924" given its emphasis on diamond jewelry especially in the bridal and fashion segments. The Zales brand complements its merchandise assortments with promotional strategies to drive sales during gift-giving occasions and throughout the year. We believe that the prominence of diamond jewelry in our product selection and Zales' reputation for customer service for over 80 years fosters an image of product expertise, quality and trust among consumers.

        Gordon's was founded in 1905 and its customer shares similar demographic characteristics with the Zales customer. Accordingly, we are embarking on steps to appropriately position the brand to compete with our external competitors and leverage our corporate strengths to capture market share across both our Zales and Gordon's brands. We believe our initiatives to centralize and streamline the organization will further strengthen the performance in both brands.

        Zales Jewelers and Gordon's Jewelers combined revenues accounted for approximately 61 percent of our total revenues, with an average transaction of $370 in fiscal year 2008. Additionally, both brands operate as multi-channel retailers and serve internet customers through e-commerce sites zales.com and gordonsjewelers.com, sales from which accounted for approximately three percent of our total revenues in fiscal year 2008. Internet sales increased to $55.7 million in fiscal year 2008 compared to $40.6 million in fiscal year 2007, a 37.2 percent increase.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 208 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consist of two brands, Peoples Jewellers and Mappins Jewellers, and accounted for approximately 15 percent of our total revenues in fiscal year 2008. The average store size is 1,602 square feet with an average transaction of $306 in fiscal year 2008.

        Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark "Peoples, the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Since 2000, the Peoples brand has been building recognition with an aggressive television campaign. Over the past five years, Peoples had the largest television campaign of any Canadian jewelry retailer. Seasonal newspaper inserts are also a key element in the Peoples marketing campaign. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortments. Mappins utilizes television ads, newspaper inserts and targeted direct mail offers to reach its customers.

  Zales Outlet

        We operated Zales Outlet with stores in 36 states and Puerto Rico, sales from which accounted for approximately nine percent of our total revenues in fiscal year 2008. The average store size is 2,374 square feet, with an average transaction of $437 in fiscal year 2008.

        The outlet concept has evolved into three differentiated formats: power strip centers, traditional outlet malls and destination centers. Our stores feature items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the higher-income female self purchaser, offering 20 to 70 percent off traditional retail prices every day. We have grown our Zales Outlet concept over the past ten years from four stores in 1998 to the 143 stores in operation at the end of fiscal year 2008.

        Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales' national advertising and brand recognition, Zales Outlet offers its own unique product assortments and augments this with promotional efforts that are geared specifically to the outlet consumer and consistent with the "off-mall" location.

Kiosk Jewelry

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks, and reaches the opening price point jewelry customer. At July 31, 2008, Piercing Pagoda operated 739 locations in 42 states and Puerto Rico. The Kiosk Jewelry segment specializes in gold and silver products, including entry level diamond merchandise, that capitalizes on the latest fashion trends.

        At the entry-level price point, the Kiosk Jewelry segment targets a young, fashion forward customer. The Kiosk segment offers an extensive collection of bracelets, earrings, charms, rings, and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site.

        Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The kiosk locations average 188 square feet in size, with an average transaction of $40 in fiscal year 2008.

All Other

        We provide insurance and reinsurance facilities for various types of insurance coverage, which typically are marketed to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. The three companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2008, approximately 36 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank U.S.A., N.A. ("Citi"), our insurance affiliates continue to provide insurance to holders of our private label credit cards and receive payments for such insurance products. In fiscal year 2008, the All Other segment accounted for less than one percent of our total revenues.

Bailey Banks & Biddle Disposition

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

Industry and Competition

        Jewelry retailing is highly fragmented and competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. We believe that we also are competing for consumers' discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry or giftware. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-oriented merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. Our success also is dependent on our ability to both create and react to customer demand for specific merchandise categories.

        The U.S. and Canadian retail jewelry industry accounted for approximately $67 billion of sales in 2007, according to publicly available data. We have a three percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2008	2007	2006
Zales and Gordon's (including zales.com and gordonsjewelers.com)	$1,362,672	$1,417,301	$1,456,885
Zales Outlet	191,526	193,132	177,736
Peoples(a)	321,972	266,147	229,574
Piercing Pagoda	249,489	259,873	268,936
Peoples II(b)	—	2,754	7,683
Insurance revenues	12,382	13,578	13,141

	$2,138,041	$2,152,785	$2,153,955

Average Sales Per Location(c):
Zales and Gordon's	$1,251,000	$1,314,000	$1,334,000
Zales Outlet	1,350,000	1,417,000	1,360,000
Peoples	1,629,000	1,620,000	1,397,000
Piercing Pagoda	328,000	324,000	332,000
Peoples II	—	116,000	82,000

	Locations by Brand
Year Ended July 31, 2008	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales and Gordon's	19	45	1,045
Zales Outlet	8	2	143
Peoples	16	1	208
Piercing Pagoda	4	58	739

	47	106	2,135

Year Ended July 31, 2007
Zales and Gordon's	24	30	1,071
Zales Outlet	6	—	137
Peoples	19	1	193
Piercing Pagoda	14	38	793
Peoples II	—	76	—

	63	145	2,194

Year Ended July 31, 2006
Zales and Gordon's	41	31	1,077
Zales Outlet	7	1	131
Peoples	7	—	175
Piercing Pagoda	38	33	817
Peoples II	16	9	76
Master Jewelry Repair	3	3	—

	112	77	2,276

(a)
Peoples (including Mappins) reflects all revenue from Canadian operations, which constitutes all our foreign operations. Long-lived assets from foreign operations totaled approximately $47.0 million, $37.5 million, and $29.3 million at July 31, 2008, 2007 and 2006, respectively.

(b)
In fiscal year 2007, all Peoples II kiosks were closed.

(c)
Based on merchandise sales for locations open a full 12 months during the applicable year.

Business Segment Data

        Information concerning sales and segment income attributable to each of our business segments is set forth below in Item 6, "Selected Financial Data," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the "Notes to Consolidated Financial Statements," all of which are incorporated herein by reference.

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

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level in an effort to maintain efficiency and low operating costs at the store level. In addition to selling jewelry, watches and gift items, each store also offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer's option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20 percent of the purchase price at the inception of the layaway transaction.

        We have implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience losses from theft from time to time, and maintain insurance to cover such external losses.

        We believe it is important to provide knowledgeable and responsive customer service and we maintain a strong focus on connecting with the customer, both through advertising and in-store communications and service. Our goal is to form and sustain an effective relationship with the customer from the first sale by maintaining a customer connection through client services. We have a centralized customer service call center to effectively address customer phone calls at lower aggregate cost.

        We continue to focus on the level and frequency of our employee training programs, particularly with store managers and key sales associates. We provide sales and merchandise product training for all store personnel. In addition, we provide management training for store managers. Under the banner of Zale Corporation University, we offer training to employees at every level of the organization.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. In addition, we procure approximately 43 percent of our merchandise from our internal assembly organization and factory direct vendors. All purchasing is done through buying offices at our headquarters. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time or converted to owned inventory if it meets certain productivity thresholds. We had $114.3 million and $159.2 million of consignment inventory on hand at July 31, 2008 and 2007, respectively. During fiscal years 2008 and 2007, we purchased approximately 14 percent and 18 percent, respectively, of our finished merchandise from our top five vendors, including four percent from one vendor in 2008. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. During fiscal year 2008, our direct sourcing organization produced approximately 13 percent of our merchandise requirements.

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

Proprietary Credit

        Our private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit programs under our private label credit card program. Approximately 41 percent and

40 percent of our U.S. total sales excluding Piercing Pagoda, which does not offer proprietary credit, were generated by proprietary credit cards in fiscal years 2008 and 2007, respectively. Our Canadian propriety credit card sales represented approximately 24 percent and 25 percent of Canadian total sales for fiscal years 2008 and 2007, respectively.

        In fiscal year 2008, we continued our proprietary credit offerings of same-as-cash, revolving and interest free programs, all of which allowed our sales personnel to provide the customer additional financing options.

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

Employees

        As of July 31, 2008, we had approximately 15,500 employees, approximately 12 percent of whom were Canadian employees and less than one percent of whom were represented by unions. Additionally, we usually hire temporary employees during each Holiday season.

Seasonality

        As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second quarter, which includes the months of November through January, typically generating a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. Other important periods include Valentine's Day and Mother's Day. We expect such seasonality to continue.

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

        We have a data center operations services agreement with a third party for the management of our mainframe processing operations, client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement began in 2005 and requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. We believe that by outsourcing our data center operations, we are focusing our resources on developing and enhancing the strategic initiatives discussed in the Business section.

        We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $5 million in fiscal year 2009 for enhancements to our information systems and infrastructure.

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

        The sale of insurance products is also highly regulated. State laws currently impose disclosure obligations with respect to our sale of credit and other insurance. In addition, our sale of insurance products in connection with our private label credit cards appears to be subject to certain disclosure and other requirements under the Gramm-Leach-Bliley Act of 1999. Our practices are also subject to review in the ordinary course of business by the Federal Trade Commission and our credit cards are subject to regulation by state and federal banking regulators. We believe that we are currently in material compliance with all applicable state and federal regulations.

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

Available Information

        We provide links to our filings with the Securities and Exchange Commission ("SEC") and to the SEC filings (Forms 3, 4 and 5) of our directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge, on our website at www.zalecorp.com, under the heading "SEC Filings" in the "Shareholder Information" section. These links are automatically updated, so the filings are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC's EDGAR system at www.sec.gov.

        Our certificate of incorporation and bylaws as well as the charters for the compensation, audit, nominating and corporate governance committees of our Board of Directors and the corporate governance guidelines are available on our website at www.zalecorp.com, under the heading "Corporate and Social Responsibility."

        We have a Code of Business Conduct and Ethics (the "Code"). All of our directors, executive officers and employees are subject to the Code. The Code is available on our web site at www.zalecorp.com, under the heading "Corporate and Social Responsibility—Code of Business Conduct and Ethics." Waivers of the Code, if any, for directors and executive officers will be disclosed in a SEC filing on Form 8-K.

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

        A substantial portion of our sales are derived from three selling periods—Holiday (Christmas), Valentine's Day and Mother's Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.

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

        We also are affected by fluctuations in the price of diamonds, gold and other commodities. A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly. In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

        The retail jewelry business is highly competitive and fragmented, and we compete with nationally recognized jewelry chains as well as a large number of independent regional and local jewelry retailers and other types of retailers who sell jewelry and gift items, such as department stores and mass merchandisers. We also compete with internet sellers of jewelry. Because of the breadth and depth of this competition, we are constantly under competitive pressure that both constrains pricing and requires extensive merchandising efforts in order for us to remain competitive.

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

        We rent our store retail space under leases that generally range in terms from 5 to 10 years and may contain minimum rent escalation clauses, while kiosk leases generally range from three to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the store's gross sales.

        We lease 18 percent of our store and kiosk locations from Simon Property Group and 14 percent of our store and kiosk locations from General Growth Management, Inc. Otherwise, we have no relationship with any lessor relating to 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of the current terms of our leases as of July 31, 2008:

Term Expires	Stores	Kiosks	Other(1)	Total	Percentage of Total
2009 and prior	208	278	2	488	22.8%
2010	181	197	1	379	17.7%
2011	187	129	—	316	14.8%
2012	126	84	1	211	9.9%
2013 and thereafter	694	51	2	747	34.9%

	1,396	739	6	2,141	100.0%

(1)
Other includes warehouses, distribution centers and storage facilities.

        Management believes substantially all of the store leases expiring in fiscal year 2009 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. Generally, although rents continue to increase, we otherwise expect leases will be renewed on terms not materially less favorable to us than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS

        Information regarding legal proceedings is incorporated by reference from Note 15 to our consolidated financial statements set forth, under the heading, "Contingencies", in Part IV of this report.

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

Name	Age	Position
Neal Goldberg	49	Chief Executive Officer and Director
Theo Killion	57	President
William Acevedo	42	Executive Vice President, Chief Stores Officer
Rodney Carter	50	Executive Vice President, Chief Administrative Officer and Chief Financial Officer
Gilbert P. Hollander	55	Executive Vice President and Chief Sourcing and Supply Chain Officer
Mary P. Kwan	55	Executive Vice President, Chief Merchandising Officer
Steven Larkin	50	Executive Vice President, Chief Marketing and E-Commerce Officer
Mary Ann Doran	52	Senior Vice President, Human Resources
Cynthia T. Gordon	44	Senior Vice President, Controller
Stephen C. Massanelli	52	Senior Vice President, Shared Services, Loss Prevention and Security
Susann C. Mayo	56	Senior Vice President, Supply Chain
Hilary Molay	54	Senior Vice President, General Counsel and Secretary
David Rhodes	55	Senior Vice President, Real Estate
Mark A. Stone	50	Senior Vice President, Chief Information Officer

Executive Officers

        The following is a brief description of the business experience of the Company's executive officers for at least the past five years.

        Mr. Neal Goldberg has served as a director of the Company and as Chief Executive Officer of the Company since December 20, 2007. Mr. Goldberg also served as President of the Company from December 20, 2007 until August 5, 2008. From January 2004 until December 2007, Mr. Goldberg was the President of The Children's Place Retail Stores, Inc., a leading specialty retailer of children's merchandise marketed under "The Children's Place" and "Disney Store" brands. From April 10, 2005 until December 8, 2006, Mr. Goldberg also was an Executive Vice President of Hoop Holdings, LLC, a subsidiary of The Children's Place Retail Stores, Inc., which in March 2008, subsequent to Mr. Goldberg ending his affiliation, filed a bankruptcy petition. From September 2001 to October 2003 he was the President of The Gap Inc.'s Outlet Division, a distributor of clothing.

        Mr. Theo Killion has served as President of the Company since August 5, 2008. From January 23, 2008 to August 5, 2008, Mr. Killion served as Executive Vice President of Human Resources, Legal and Corporate Strategy. From May 2006 to January 2008, Mr. Killion was employed with the executive recruiting firm Berglass+Associates, focusing on companies in the retail, consumer goods and fashion industries. From April 2004 through April 2006, Mr. Killion served as Executive Vice President of Human Resources at Tommy Hilfiger. From 1996 to 2004, Mr. Killion served in various management positions with Limited Brands.

        Mr. William Acevedo was appointed Executive Vice President, Chief Stores Officer of the Company effective April 11, 2008. Prior to joining the Company, Mr. Acevedo served as a Vice President of Banana Republic from 2002 to April 2008. From April 1996 to May 2002, Mr. Acevedo served in various management positions with Macy's East.

        Mr. Rodney Carter was appointed Executive Vice President, Chief Administrative Officer and Chief Financial Officer effective September 2007. Prior to that appointment, Mr. Carter served as Group Senior Vice President and Chief Financial Officer from October 2006 through September 2007. Prior to joining the Company, Mr. Carter was the Senior Vice President and Chief Financial Officer of PETCO Animal Supplies, Inc., and prior to that position, was the Executive Vice President and Chief Financial Officer for CEC Entertainment, Inc. Prior to his position at CEC Entertainment, Inc., Mr. Carter held various positions with J.C. Penney Company, Inc., including Chief Financial Officer of JCPenney Credit and Chief Financial Officer of JCPenney Direct Marketing Services.

        Mr. Gilbert P. Hollander was appointed Executive Vice President and Chief Sourcing and Supply Chain Officer in September 2007. Prior to that appointment, Mr. Hollander served as President, Corporate Sourcing/Piercing Pagoda beginning in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

        Ms. Mary P. Kwan was appointed Executive Vice President, Chief Merchandising Officer of the Company on August 5, 2008. From 2006 to August 2008, Ms. Kwan served as President and Chief Merchandising Officer of Goody's Family Clothing. Ms. Kwan served as Senior Vice President, Merchandising and Design, Roxy Brand of Quicksilver Incorporated from 2004 to 2006. From 2002 to 2004, Ms. Kwan served as Vice President Merchandising, Marketing and Licensing, Value Channel of Levis Strauss & Company.

        Mr. Steven Larkin joined the Company in January 2006 as Senior Vice President, E-Commerce. On August 5, 2008, Mr. Larkin was promoted to the position of Executive Vice President, Chief Marketing and

E-Commerce Officer. Prior to joining the Company, Mr. Larkin held positions of Vice President, Merchandising for Benchmark Brands (2003 - 2004) and Shop NBC (2001 - 2002). Mr. Larkin also held the position of Vice President, E-Commerce for Broadband Sports.com from 2000 through 2001, and Chief Merchandising Officer at The Fingerhut Corporation from 1995 through 2000.

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

        Mr. Stephen C. Massanelli was appointed Senior Vice President, Shared Services, Loss Prevention and Security in April 2008. From November 2007 to April 2008, Mr. Massanelli served as Senior Vice President of Finance. From May 2004 to November 2007, Mr. Massanelli served as Senior Vice President of Real Estate. Mr. Massanelli joined the Company in June 1997 as Senior Vice President, Treasurer. From 1993 to 1997, Mr. Massanelli was a principal and member of the Board of Directors of Treadstone Partners, LLC, a private merchant banking organization in Dallas. Prior to 1993, Mr. Massanelli served in various financial roles at AMRESCO, Inc. and NationsBank of Texas, predecessor to Bank of America.

        Ms. Susann C. Mayo joined the Company in October 2005 as Senior Vice President, Supply Chain. Prior to joining the Company, Ms. Mayo was the Vice President of Logistics & Distribution for The Bombay Company from 2001 through 2005. Prior to 2001, Ms. Mayo held various executive positions at Sears, Roebuck & Co. including Vice President, Logistics.

        Ms. Hilary Molay was promoted to Senior Vice President, General Counsel and Secretary of the Company in September 2005. Prior to her most recent promotion, Ms. Molay served as Vice President, General Counsel and Secretary of the Company from August 2002 through August 2005. Ms. Molay also serves as Secretary to the Zale Board of Directors.

        Mr. David Rhodes was promoted to Senior Vice President of Real Estate in November 2007. From April 2001 to October 2007, Mr. Rhodes served as Senior Vice President of Stores for Bailey Banks & Biddle. Mr. Rhodes began his career with the company in October 1986 as the Regional Manager West Coast for Bailey Banks & Biddle. Mr. Rhodes has held various positions within the organization including Sr. Director of Real Estate Leasing. Prior to joining the Company, Mr. Rhodes held various positions at Joske's Department store, a division of Allied Stores.

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

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "ZLC." The following table sets forth the high and low sale prices as reported on the NYSE for our common stock for each fiscal quarter during the two most recent fiscal years.

	2008		2007
	High	Low	High	Low
First	$25.89	$20.36	$28.88	$25.34
Second	$21.66	$12.81	$31.42	$26.71
Third	$22.20	$15.72	$29.96	$25.19
Fourth	$22.18	$16.72	$28.78	$21.06

        As of September 19, 2008, the Company's outstanding shares of common stock were held by approximately 497 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our long-term debt limits our ability to pay dividends or repurchase our common stock if borrowing availability under our $500 million U.S. revolving credit facility is less than $75 million. At July 31, 2008, we had borrowing availability under the revolving credit agreement of $129.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to the Consolidated Financial Statements—Debt."

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from August 1, 2003 to July 31, 2008. The comparison assumes $100 was invested on August 1, 2003 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

	7/31/03	1/31/04	7/31/04	1/31/05	7/31/05	1/31/06	7/31/06	1/31/07	7/31/07	1/31/08	7/31/08
Zale Corporation	100	113.67	114.15	111.71	143.01	103.09	107.72	115.75	89.30	68.81	93.04
S&P 500	100	115.23	113.17	122.40	129.07	135.10	136.01	154.71	157.95	151.13	140.43
S&P Smallcap Spec	100	119.85	112.04	112.31	137.41	107.12	90.78	109.65	102.72	73.48	73.85
S&P 600 Smallcap	100	120.19	121.54	140.07	154.68	167.28	160.53	181.36	183.18	168.52	168.02

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

Issuer Share Repurchases

        Shares repurchased during the fourth quarter of fiscal 2008 are as follows:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Program
May 1, 2008 through May 31, 2008	167,107	$22.00	$100,000,019
June 1, 2008 through June 30, 2008	2,765,988	$21.04	$41,729,206
July 1, 2008 through July 31, 2008	948,235	$19.40	$23,305,833

	3,881,330

(a)
These amounts include shares purchased as part of the publicly announced programs described in Part IV of this report.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data for each of the fiscal years ended July 31, 2008, 2007, 2006, 2005, and 2004 has been derived from our audited Consolidated Financial Statements. During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of income.

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share amounts)
Revenues	$2,138,041	$2,152,785	$2,153,955	$2,062,196	$1,978,354

Costs and expenses:
Cost of sales(a)	1,089,553	1,029,553	1,044,876	978,557	943,586
Selling, general and administrative(b)	969,769	967,643	968,179	860,785	822,544
Cost of insurance operations	6,744	6,949	6,878	6,196	6,188
Depreciation and amortization	60,244	56,595	54,670	52,676	48,715
Benefit from settlement of retirement plan	—	—	(13,403)	—	—
Derivatives loss	—	7,184	1,681	—	—

Operating earnings	11,731	84,861	91,074	163,982	157,321
Interest expense	(12,364)	(18,969)	(11,185)	(7,725)	(7,528)
Other income	3,500	—	—	—	—

Earnings before income taxes	2,867	65,892	79,889	156,257	149,793
Income tax benefit (expense)(c)	850	(17,783)	(20,206)	(57,913)	(54,930)

Earnings from continuing operations	3,717	48,109	59,683	98,344	94,863
Earnings (loss) from discontinued operations, net of taxes	7,084	11,143	(6,061)	8,431	11,610

Net earnings	$10,801	$59,252	$53,622	$106,775	$106,473

Basic net earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.99	$1.22	$1.92	$1.80

Earnings (loss) from discontinued operations	$0.16	$0.23	$(0.12)	$0.16	$0.22

Basic net earnings per share	$0.25	$1.22	$1.10	$2.08	$2.02

Diluted net earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.98	$1.21	$1.89	$1.77

Earnings (loss) from discontinued operations	$0.16	$0.23	$(0.12)	$0.16	$0.22

Diluted net earnings per share	$0.25	$1.21	$1.09	$2.05	$1.99

Weighted average number of common shares outstanding:
Basic	42,361	48,694	48,808	51,280	52,650

Diluted	42,476	48,995	49,211	51,975	53,519

Balance Sheet Data
Working capital	$642,359	$797,860	$649,219	$611,561	$582,888
Total assets	1,422,622	1,613,946	1,462,568	1,380,900	1,342,084
Long-term debt	326,306	227,306	202,813	129,800	197,500
Total stockholders investment	598,800	902,573	804,353	817,588	726,114

(a)
In fiscal year 2006, cost of sales includes charges of $18.7 million related to the accelerated markdown of discontinued merchandise.

(b)
In fiscal year 2008, selling, general and administrative includes a $12.6 million benefit associated with a change in our vacation policy. Fiscal year 2006, includes (1) $12.1 million in executive severance costs, (2) $5.2 million related to termination of an IT initiative and (3) $4.6 million related to asset impairments.

(c)
Income taxes in fiscal year 2007 include an $8.5 million benefit associated with our decision to indefinitely reinvest certain undistributed foreign earnings outside the U.S. Income taxes in fiscal year 2006 decreased primarily due to tax benefits related to the American Jobs Creation Act repatriation and reduced tax rates in Canada.

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

	Year Ended July 31,
Selected Financial Data by Segment	2008	2007	2006	2005	2004
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,876,170	$1,876,580	$1,864,195	$1,768,391	$1,696,128
Kiosk(b)	249,489	262,627	276,619	280,897	269,660
All Other	12,382	13,578	13,141	12,908	12,566

Total revenues	$2,138,041	$2,152,785	$2,153,955	$2,062,196	$1,978,354

Depreciation and amortization:
Fine Jewelry	$42,832	$39,933	$38,172	$37,246	$34,091
Kiosk	5,296	5,625	5,571	4,708	4,199
All Other	—	—	—	—	—
Unallocated	12,116	11,037	10,927	10,722	10,425

Total depreciation and amortization	$60,244	$56,595	$54,670	$52,676	$48,715

Operating earnings:
Fine Jewelry	$22,849	$104,380	$117,019	$144,559	$144,266
Kiosk	9,905	6,646	20,402	29,030	25,951
All Other	5,641	6,780	6,443	6,824	6,603
Unallocated(c)	(26,664)	(32,945)	(52,790)	(16,431)	(19,499)

Total operating earnings	$11,731	$84,861	$91,074	$163,982	$157,321

Assets(d):
Fine Jewelry(e)	$1,010,004	$1,267,736	$1,124,699	$1,108,162	$1,060,775
Kiosk(f)	118,601	120,660	119,395	112,105	106,218
All Other	27,234	25,406	22,228	23,505	24,281
Unallocated	266,783	200,144	196,246	137,128	150,810

Total assets	$1,422,622	$1,613,946	$1,462,568	$1,380,900	$1,342,084

Capital expenditures:
Fine Jewelry	$59,289	$54,619	$54,942	$59,587	$42,535
Kiosk	3,266	3,036	7,750	8,650	6,038
All Other	—	—	—	—	—
Unallocated	22,582	28,791	20,026	14,887	12,215

Total capital expenditures	$85,137	$86,446	$82,718	$83,124	$60,788

(a)
Includes $321.9, $272.0, $229.6, $198.3 and $174.1 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively, related to foreign operations.

(b)
Includes $2.8, $7.7 and $6.6 million in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to fiscal year 2005 and the locations were closed in fiscal year 2007.

(c)
Includes $12.6 million benefit associated with a change in our vacation policy in fiscal year 2008. Includes $7.2 million derivative loss in fiscal year 2007. Includes $28.6 million related to the accelerated markdown of discontinued merchandise and asset impairment charges, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $2.4 million related to accrued percentage rent and $1.7 million derivative loss in fiscal year 2006. Also, includes $66.8, $66.7, $57.0, $56.1 and $51.7 million in fiscal years 2008, 2007, 2006, 2005, and 2004, respectively, to offset internal carrying costs charged to the segments.

(d)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(e)
Includes $47.0, $37.5, $28.8, $27.2, and $23.2 million of fixed assets in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively, related to foreign operations.

(f)
Includes $0.5 and $0.4 million of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. There were no foreign operations in the segment prior to 2005 and all fixed assets in foreign locations were disposed of in fiscal year 2007.

        The segments are not organized based on product differences or geographic areas and, accordingly, it is not practicable to report revenues based on such organization.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2008, we operated 1,396 fine jewelry stores and 739 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. Our operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.

        The Fine Jewelry segment focuses on diamond product, but differentiates its five brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks in the United States of America operating primarily under the name Piercing Pagoda®. The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

        Despite a disappointing Holiday season, we were pleased with the progress made during the last half of fiscal year 2008 towards our three key initiatives, which include (1) focusing on our core customer by providing clarity and value through improved merchandise quality and in-store presentation and an improved marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital. A critical initial step in improving our merchandise quality is the reduction of $100 million in excess inventory. During the third quarter we began an aggressive clearance program that helped drive an increase in traffic resulting in comparable store sales of approximately 6 percent over the last half of fiscal 2008. We achieved our objective of permanently liquidating approximately $100 million in excess inventory and exceeded our $120 million estimate of total merchandise clearance by $7 million. The increase in comparable store sales demonstrates our ability to drive traffic into our stores and re-establish a relationship with our value-oriented customer. During fiscal 2008, we also identified an estimated $65 million plus in on-going annualized savings, consisting primarily of a reduction in overhead costs, and we reduced our estimated capital spending from $85 million in fiscal 2008 to approximately $45 million in fiscal 2009. We also have added key executives with significant retail experience that are focused on developing and executing our strategy.

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

        During fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") for $100 million and four Rule 10b5-1 plans (the "10b5-1 Plans"). In November 2007, the counterparty under the ASR delivered 4.3 million shares to us. In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR. We also repurchased $226.7 million, or 11.7 million shares, of our common stock under the 10b5-1 Plans and through open market purchases. A total of 17.6 million shares were repurchased during fiscal 2008 at an average price of $18.59. As of July 31, 2008, we were authorized to repurchase an additional $23.3 million under our stock repurchase program.

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

        From time to time, we include non-GAAP measurements of financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations. We use these measurements as part of our evaluation of the performance of the Company. In addition, we believe these measures provide useful information to investors, particularly in evaluating the performance of the Company in the current fiscal year as compared to prior periods.

Results of Operations

        The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	51.0	47.8	48.5
Selling, general and administrative	45.4	45.0	45.0
Cost of insurance operations	0.3	0.3	0.3
Depreciation and amortization	2.8	2.6	2.5
Benefit from settlement of retirement plan	—	—	(0.6)
Derivatives loss	—	0.3	0.1

Operating earnings	0.5	3.9	4.2
Interest expense	(0.6)	(0.9)	(0.5)
Other income	0.2	—	—

Earnings before income taxes	0.1	3.1	3.7
Income tax benefit (expense)	0.0	(0.8)	(0.9)

Earnings from continuing operations	0.2	2.2	2.8
Earnings (loss) from discontinued operations, net of taxes	0.3	0.5	(0.3)

Net earnings	0.5%	2.8%	2.5%

Year Ended July 31, 2008 Compared to Year Ended July 31, 2007

         Revenues.    Revenues for fiscal year 2008 were $2,138.0 million, a decrease of 0.7 percent compared to revenues of $2,152.8 million for the same period in the prior fiscal year. Comparable store sales decreased 0.7 percent as compared to the same period in the prior year. The decrease in comparable store sales was driven by a 1.5 percent decrease in the number of customer transactions, partially offset by an increase in the average transaction price. The decline in the number of customer transactions was primarily due to lower than expected Holiday sales resulting in a decrease in comparable store sales of 7.3 percent for the second quarter of fiscal 2008. This decrease was partially offset by an increase in comparable store sales of approximately 6 percent over the last half of fiscal 2008 as a result of our merchandise clearance program that began during the third quarter of fiscal 2008. The decline was also partially the result of a decrease in revenues recognized related to lifetime warranties of $3.6 million. While revenues recognized have decreased, sales related to warranties increased $13.0 million to $120.8 million, compared to the same period in the prior year.

        The Fine Jewelry segment contributed $1,876.2 million of revenues in the fiscal year ended July 31, 2008, flat compared to $1,876.6 million for the same period in the prior year.

        Revenues include $249.5 million in the Kiosk Jewelry segment compared to $262.6 million in the prior year, representing a decrease of 5.0 percent. The decrease relates primarily to a decline in the number of open stores from 793 to 739 as of July 31, 2007 and 2008, respectively.

        The All Other segment contributed $12.4 million in revenues for the fiscal year ended July 31, 2008 as compared to $13.6 million for the same period in the prior year, representing a decrease of 8.8 percent.

        During the fiscal year ended July 31, 2008, we opened 43 stores in the Fine Jewelry segment and 4 kiosks in the Kiosk Jewelry segment. In addition, we closed 48 stores in the Fine Jewelry segment and 58 locations in the Kiosk Jewelry segment.

         Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 51.0 percent for the year ended July 31, 2008, compared to 47.8 percent for the same period in the prior year. The increase is primarily due to an aggressive merchandise clearance program that began during the third quarter of fiscal 2008, a 75 basis point charge resulting from the decision to liquidate certain discontinued and damaged inventory and a decline in revenues recognized associated with lifetime warranties.

        Our LIFO inventory charges were $2.4 million and $5.8 million for the fiscal years ended July 31, 2008 and 2007, respectively. The decrease is primarily related to the LIFO liquidation resulting from the sale of Bailey Banks & Biddle during the second quarter of fiscal 2008.

         Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying and general corporate overhead expenses. SG&A was 45.4 percent of revenues for the year ended July 31, 2008, compared to 45.0 percent for the same period in the prior year. The increase primarily relates to a 60 basis point increase in occupancy costs, a decrease in sales leverage, the 10 basis point impact of the decline in revenues recognized associated with lifetime warranties and a 10 basis point charge associated with severance-related costs. The increase was partially offset by a 50 basis point benefit related to a change in our vacation policy and by a 40 basis point decrease in costs related to our expense reduction initiative.

         Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2008 and 2007 was 2.8 percent and 2.6 percent, respectively. The increase relates primarily to new store openings, remodel investments and a decrease in sales leverage, partially offset by store closures.

         Derivative Loss.    During the year ended July 31, 2007, we recognized a derivative loss of $7.2 million. There were no outstanding forward contracts during the year ended July 31, 2008.

         Interest Expense.    Interest expense as a percent of revenues for the year ended July 31, 2008 and 2007 was 0.6 percent and 0.9 percent, respectively. The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.6 percent last year to 5.1 percent this year and a decrease in average borrowings compared to the same period in the prior year.

         Other Income.    During the year ended July 31, 2008, we sold our interest in a diamond known as the "Incomparable Diamond" and recognized a gain of $3.5 million.

         Income Tax Benefit (Expense).    The effective tax rate was a benefit of 29.6 percent for the year ended July 31, 2008 and an expense of 27.0 percent for the year ended July 31, 2007. The tax benefit in fiscal year 2008 was primarily the result of operating losses generated in our U.S. subsidiary that are taxed at a higher rate than the operating earnings generated in our Canadian subsidiaries. The tax expense in fiscal year 2007 includes a tax benefit of $8.5 million associated with our decision to indefinitely reinvest certain undistributed foreign earnings outside the U.S. in accordance with Accounting Principles Board No. 23, "Accounting for Income Taxes-Special Areas," ("APB 23") which resulted in the release of the deferred tax liability associated with these undistributed earnings.

Year Ended July 31, 2007 Compared to Year Ended July 31, 2006

         Revenues.    Revenues for fiscal year 2007 were $2,152.8 million, a decrease of 0.1 percent compared to revenues of $2,154.0 million for the same period in the prior fiscal year. Comparable store sales increased 0.5 percent as compared to the same period in the prior year. The increase in comparable store sales was driven by an increase in the average transaction price, partially offset by a 3.5 percent decrease in the number of customer transactions primarily as a result of lower Holiday sales. The increase in comparable store sales was offset as a result of a decrease in revenues recognized related to lifetime warranties of $26.0 million. While revenues recognized have decreased, sales related to warranties have increased $33.2 million to $107.8 million, compared to the same period in the prior year.

        The Fine Jewelry segment contributed $1,876.6 million of revenues in the fiscal year ended July 31, 2007, compared to $1,864.2 million for the same period in the prior year, which represents an increase of 0.7 percent compared to the same period in the prior year.

        Revenues include $262.6 million in the Kiosk Jewelry segment compared to $276.6 million in the prior year, representing a decrease of 5.1 percent.

        The All Other segment operations contributed $13.6 million in revenues for the fiscal year ended July 31, 2007 and $13.1 million for the same period in the prior year, representing an increase of 3.3 percent.

        During the fiscal year ended July 31, 2007, we opened 49 stores in the Fine Jewelry segment and 14 kiosks in the Kiosk Jewelry segment. In addition, we closed 31 stores in the Fine Jewelry segment and 114 locations, primarily 76 Peoples II carts, in the Kiosk Jewelry segment.

         Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 47.8 percent for the year ended July 31, 2007, compared to 48.5 percent for the same period in the prior year. The decrease relates primarily to the 90 basis point impact of the special charge recorded in fiscal year 2006 intended to accelerate the clearance of discontinued merchandise. The decrease also relates to our continued focus on direct sourcing of product and finished goods across the Company and enhanced markdown control during the last half of fiscal year 2007. The decreases were partially offset by the 50 basis point impact related to the decline in revenue recognized associated with warranties.

        Our LIFO inventory charge was $5.8 million and $4.2 million for the fiscal years ended July 31, 2007 and 2006, respectively.

         Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying and general corporate overhead expenses. SG&A was flat at 45.0 percent of revenues for the year ended July 31, 2007, compared to the same period in the prior year. The fiscal year 2006 expense includes executive severance of 60 basis points and asset impairments of 50 basis points. These costs were offset by the 60 basis point decline in revenue recognized associated with warranties and a 60 basis point increase in labor costs as a result of investments in payroll.

         Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2007 and 2006 was 2.6 percent and 2.5 percent, respectively.

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

         Interest Expense.    Interest expense as a percent of revenues for the year ended July 31, 2007 and 2006 was 0.9 percent and 0.5 percent, respectively. The increase in interest expense was a result of an increase in the weighted average effective interest rate from 5.8 percent in fiscal year 2006 to 6.6 percent in fiscal year 2007 and increased average borrowings during the year.

         Income Tax Expense.    The effective tax rate for the year ended July 31, 2007 and 2006 was 27.0 percent and 25.3 percent, respectively. In fiscal year 2006, the rate reflects an $11.9 million tax benefit associated with the repatriation of undistributed Canadian earnings under the American Jobs Creation Act and the release of certain tax reserves related to state and local audits. In fiscal year 2007, the rate reflects a tax benefit of $8.5 million associated with our decision to indefinitely reinvest certain undistributed foreign earnings outside the U.S. in accordance with APB 23 which resulted in the release of the deferred tax liability associated with these undistributed earnings.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities, share repurchases and debt service.

        Net cash provided by operating activities increased from $39.3 million for the year ended July 31, 2007 to $137.3 million for the year ended July 31, 2008. The increase in cash is primarily due to a decrease in purchased inventory of $168.1 million and a $16.6 million increase in net cash received related to deferred revenues for lifetime warranties. The increase was partially offset by $33.2 million of additional payroll payments due to the timing of pay periods and a decrease in earnings.

        Net cash provided by operating activities decreased from $53.0 million for the year ended July 31, 2006 to $39.3 million for the year ended July 31, 2007. The decrease is primarily due to an increase in purchased inventory of $32.1 million and a $70.1 million decrease in merchandise payables. The decrease was partially offset by a $59.1 million increase in cash received related to deferred revenues for lifetime warranties and a $22.0 million refund related to fiscal year 2006 income tax overpayments.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 40 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season. Other important periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Our maximum inventory level typically occurs prior to the Holiday season. Owned inventory at July 31, 2008 was $779.6 million, a decrease of $241.6 million compared to inventory levels at July 31, 2007. The decrease in inventory was the result of an aggressive clearance merchandise program that began in the third quarter of fiscal 2008 and the disposition of Bailey Banks & Biddle in November 2007.

        Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities and vendor payment terms. Under our U.S. and Canadian revolving credit facilities we may borrow up to $500 million and CAD $30 million, respectively. In general, borrowings under the U.S. facility are capped at 73 percent of inventory during October through December and 69 percent for the remainder of the year, plus 85 percent of credit card receivables. The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. Vendor purchase order terms typically require payment within 60 days.

        As of July 31, 2008, we had cash and cash equivalents of $65.6 million and had approximately $160 million available under our revolving credit facilities. We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

        During fiscal 2008, we liquidated approximately $127 million in excess inventory, including a $100 million permanent reduction. We have also identified an estimated $65 million plus in on-going annualized savings, consisting primarily of a reduction in overhead costs, and we reduced our estimated capital spending from $85 million in fiscal 2008 to approximately $45 million in fiscal 2009.

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

        During fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we entered into an ASR for $100 million and four Rule 10b5-1 Plans. In November 2007, the counterparty under the ASR delivered 4.3 million shares to us. In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR. We also repurchased $226.7 million, or 11.7 million shares, of our common stock under the 10b5-1 Plans and through open market purchases. A total of 17.6 million shares were repurchased during fiscal 2008 at an average price of $18.59. As of July 31, 2008, we were authorized to repurchase an additional $23.3 million under our stock repurchase program.

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

Capital Growth

        During fiscal 2008, we invested approximately $18.9 million in capital expenditures to open 43 new stores in the Fine Jewelry segment and four new kiosks in the Kiosk Jewelry segment. We invested approximately $43.6 million to remodel, relocate and refurbish 112 stores in our Fine Jewelry segment, 28 stores in our Kiosk Jewelry segment, and to complete store enhancement projects. We also invested $22.6 million in infrastructure, primarily related to our information technology and distribution centers. We anticipate investing approximately $45 million in capital expenditures in fiscal year 2009, targeting 17 new stores, primarily in the Peoples and Outlet brands, with approximately $10 million in capital investments related to information technology infrastructure and support operations.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2008 is presented in the following table (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt(a)	$326	$—	$—	$326	$—	$—
Operating leases(b)	997	190	427	102	278	—
Operation services agreement(c)	17	4	13	—	—	—
Other long-term liabilities(d)	6	—	—	—	—	6

Total	$1,346	$194	$440	$428	$278	$6

(a)
Long-term debt relates to principal payments due under our revolving credit agreement. This amount does not reflect any interest, which would be based on the current effective rate, which was 5.1 percent at July 31, 2008, and assumes no prepayments.

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

Recent Accounting Pronouncement

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption to have a material impact on our consolidated financial statements.

Inflation

        In management's opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. Although currently not material, recent increases in gold prices have negatively affected the cost of merchandise inventory. The trends in inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out inventory. There is no assurance that inflation will not materially affect us in the future.

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

         Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2008, approximately six percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items.

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

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results could impact our shrinkage reserve.

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

         Goodwill.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. An impairment is deemed to exist if the estimated fair value is less than the net book value of a reporting unit. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. Based upon the amounts currently recorded as goodwill, recent performance and estimated projections, we believe the likelihood of additional impairment would not be material. However, a significant change in the related brand's performance, such as the closing of a majority of the brand's stores, could result in additional impairment. As of the second quarter of fiscal year 2008, we performed our annual review for impairment of goodwill related to our Piercing Pagoda, People's Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for our Piercing Pagoda acquisition, $79.3 million for the People's Jewellers acquisition and $5.0 million for other smaller acquisitions.

         Revenue Recognition.    We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers lifetime warranties on certain products that cover sizing and breakage, with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranty is recognized on a straight-line basis over a five-year period. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2008 of $28 million.

        Based on our market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 35 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-27. We incorporate these consolidated financial statements in this document by reference.

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

Internal Control over Financial Reporting

        Our Management's Report on Internal Control Over Financial Reporting is included on page F-1 of this Annual Report on Form 10-K. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K.

        There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Auditor Fee Information" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 35 for a listing of all financial statement documents included on pages F-1 through F-27.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	September 5, 2007 Form 8-K, Exhibit 3.1
4.1a	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1
4.1b	Amendment to Revolving Credit Agreement, dated as of December 10, 2004	December 10, 2004 Form 8-K, Exhibit 99.1
4.1c	Amendment to Revolving Credit Agreement dated as of January 17, 2006	July 31, 2006 Form 10-K, Exhibit 4.1c
4.1d	Amendment to Revolving Credit Agreement dated as of April 6, 2007	April 11, 2007 Form 8-K, Exhibit 99.1
10.1	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement between Zale Corporation and its directors	July 31, 1995 Form 10-K Exhibit 10.2
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.4b*	Form of Incentive Stock Option Award Agreement	Filed herewith
10.4c*	Form of Non-qualified Stock Option Award Agreement	Filed herewith
10.4d*	Form of Restricted Stock Award Agreement	Filed herewith
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	Filed herewith
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Zale Corporation Outside Directors' 2005 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.6a
10.6b*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.6c*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.7a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.7b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a
10.7c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.8*	Zale Corporation Bonus Plan	Filed herewith
10.9*	Employment Agreement with Neal Goldberg dated as of January 21, 2008	January 31, 2008 Form 10-Q, Exhibit 10.1
10.10*	Offer Letter to Theo Killion	January 29, 2008 Form 8-K, Exhibit 10.1
10.11*	Form of Employment Security Agreement for Executive Vice Presidents	July 31, 2007 10-K, Exhibit 10.20 and April 17, 2008 Form 10-Q, Exhibit 10.7
10.12*	Form of Employment Security Agreement for Corporate Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.13*	Form of Employment Security Agreement for Brand Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.14*	Consulting Agreement with Mary E. Burton dated April 15, 2008	April 17, 2008 Form 8-K, Exhibit 10.2
10.15a*	Separation and Release Agreement with John A. Zimmermann dated March 3, 2008	March 3, 2008 Form 8-K, Exhibit 10.1
10.15b*	Agreement with John A. Zimmermann, Claire's Stores, Inc. and Claire's Boutiques, Inc. dated April 11, 2008	April 17, 2008 Form 8-K, Exhibit 10.1
10.16*	Separation and Release Agreement with Charles E. Fieramosca dated April 28, 2008	May 1, 2008 Form 8-K, Exhibit 10.2
10.17	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2
10.18*	Base Salaries of Named Executive Officers	Filed herewith
10.19	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2006 Form 10-K, Exhibit 10.18
14	Code of Ethics	July 31, 2003 Form 10-K, Exhibit 14
21	Subsidiaries of the Registrant	July 31, 2007 Form 10-K, Exhibit 21
23.1	Consent of Ernst & Young LLP	Filed herewith

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
23.2	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.3

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2008. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-2.

/s/ NEAL L. GOLDBERG Neal L. Goldberg Chief Executive Officer September 25, 2008	/s/ RODNEY CARTER Rodney Carter Executive Vice President, Chief Administrative Officer and Chief Financial Officer September 25, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2008, and the related consolidated statements of operation, stockholders' investment, and cash flows for the year then ended of Zale Corporation and our report dated September 24, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

September 24, 2008
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited the accompanying consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2008, and the related consolidated statements of operations, stockholders' investment, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the fiscal 2008 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in fiscal 2008, the Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

September 24, 2008
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Zale Corporation:

        We have audited the accompanying consolidated balance sheet of Zale Corporation (the Company) as of July 31, 2007, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the two-year period ended July 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zale Corporation as of July 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
October 1, 2007, except as to the matters related to the years ended
July 31, 2007 and 2006 disclosed in Note 5 to the consolidated financial statements, as to which the date is April 30, 2008

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2008	2007	2006
Revenues	$2,138,041	$2,152,785	$2,153,955

Cost and expenses:
Cost of sales	1,089,553	1,029,553	1,044,876
Selling, general and administrative	969,769	967,643	968,179
Cost of insurance operations	6,744	6,949	6,878
Depreciation and amortization	60,244	56,595	54,670
Benefit from settlement of retirement plan	—	—	(13,403)
Derivative loss	—	7,184	1,681

Operating earnings	11,731	84,861	91,074
Interest expense	(12,364)	(18,969)	(11,185)
Other income	3,500	—	—

Earnings before income taxes	2,867	65,892	79,889
Income tax benefit (expense)	850	(17,783)	(20,206)

Earnings from continuing operations	3,717	48,109	59,683
Earnings (loss) from discontinued operations, net of taxes	7,084	11,143	(6,061)

Net earnings	$10,801	$59,252	$53,622

Basic net earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.99	$1.22

Earnings (loss) from discontinued operations	$0.16	$0.23	$(0.12)

Net earnings per share	$0.25	$1.22	$1.10

Diluted net earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.98	$1.21

Earnings (loss) from discontinued operations	$0.16	$0.23	$(0.12)

Net earnings per share	$0.25	$1.21	$1.09

Weighted average number of common shares outstanding:
Basic	42,361	48,694	48,808

Diluted	42,476	48,995	49,211

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2008	July 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$65,579	$37,643
Merchandise inventories	779,565	1,021,164
Other current assets	125,446	113,511

Total current assets	970,590	1,172,318

Property and equipment, net	297,887	304,396
Goodwill	103,685	100,740
Other assets	35,946	35,187
Deferred tax asset	14,514	1,305

Total assets	$1,422,622	$1,613,946

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$262,275	$300,929
Deferred tax liability	65,956	73,529

Total current liabilities	328,231	374,458

Long-term debt	326,306	227,306
Other liabilities	169,285	109,609
Commitments and contingencies (see Notes 9 and 15)
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 and 54,609 shares issued; 31,612 and 49,053 shares outstanding at July 31, 2008 and 2007, respectively	488	487
Additional paid-in capital	144,456	138,036
Accumulated other comprehensive income	51,036	45,939
Accumulated earnings	879,514	868,111

	1,075,494	1,052,573
Treasury stock, at cost, 23,109 and 5,556 shares at July 31, 2008 and 2007, respectively	(476,694)	(150,000)

Total stockholders' investment	598,800	902,573

Total liabilities and stockholders' investment	$1,422,622	$1,613,946

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net earnings	$10,801	$59,252	$53,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,927	57,550	55,810
Repatriation on tax provision	—	—	(11,904)
Deferred taxes	(20,498)	7,082	1,542
Loss on disposition of property and equipment	3,477	2,660	4,346
Impairment of property and equipment	1,902	2,474	9,822
Stock-based compensation	4,406	6,087	6,444
Change in vacation policy	(12,609)	—	—
Benefit from settlement of retirement plan	—	—	(13,403)
Derivative (gain) loss	—	(1,316)	1,681
(Earnings) loss from discontinued operations	(7,084)	(11,143)	6,013
Changes in assets and liabilities:
Merchandise inventories	71,137	(97,009)	(64,885)
Other current assets	(7,164)	(9,795)	(27,704)
Other assets	2,505	1,548	(1,968)
Accounts payable and accrued liabilities	(30,123)	(34,577)	35,270
Other liabilities	59,623	56,470	(1,705)

Net cash provided by operating activities	137,300	39,283	52,981

Cash Flows From Investing Activities:
Payments for property and equipment	(85,137)	(79,260)	(76,420)
Purchase of available-for-sale investments	(10,448)	(11,281)	(2,149)
Proceeds from sales of available-for-sale investments	8,251	8,127	3,311

Net cash used in investing activities	(87,334)	(82,414)	(75,258)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	3,630,800	3,977,593	2,264,813
Payments on revolving credit agreement	(3,531,801)	(3,953,100)	(2,191,800)
Proceeds from exercise of stock options	1,992	17,795	10,670
Excess tax benefit on stock options exercised	53	1,432	1,128
Purchase of common stock	(326,694)	—	(100,000)

Net cash (used in) provided by financing activities	(225,650)	43,720	(15,189)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(21,593)	1,359	29,088
Net cash provided by (used in) investing activities of discontinued operations	225,052	(7,186)	(6,298)

Net cash provided by (used in) discontinued operations	203,459	(5,827)	22,790

Effect of exchange rate changes on cash	161	287	1,824
Net change in cash and cash equivalents	27,936	(4,951)	(12,852)
Cash and cash equivalents at beginning of period	37,643	42,594	55,446

Cash and cash equivalents at end of period	$65,579	$37,643	$42,594

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2005	51,239	$513	$87,719	$24,119	$755,237	$(50,000)	$817,588
Net earnings	—	—	—	—	53,622	—	53,622
Unrealized loss on securities	—	—	—	(434)	—	—	(434)
Unrealized loss on derivatives	—	—	—	370	—	—	370
Cumulative translation adjustment	—	—	—	9,509	—	—	9,509

Comprehensive income							63,067

Exercise of stock options	579	5	10,665	—	—	—	10,670
Tax benefit from exercise of stock options	—	—	876	—	—	—	876
Purchase of common stock	(3,717)	(38)	38	—	—	(100,000)	(100,000)
Stock-based compensation	33	2	12,150	—	—	—	12,152

Balances at July 31, 2006	48,134	482	111,448	33,564	808,859	(150,000)	804,353
Net earnings	—	—	—	—	59,252	—	59,252
Unrealized loss on securities	—	—	—	(160)	—	—	(160)
Cumulative translation adjustment	—	—	—	12,535	—	—	12,535

Comprehensive income							71,627

Exercise of stock options	893	5	17,790	—	—	—	17,795
Tax benefit from exercise of stock options	—	—	2,711	—	—	—	2,711
Stock-based compensation	26	—	6,087	—	—	—	6,087

Balances at July 31, 2007	49,053	487	138,036	45,939	868,111	(150,000)	902,573
Net earnings	—	—	—	—	10,801	—	10,801
Unrealized gain on securities	—	—	—	741	—	—	741
Cumulative translation adjustment	—	—	—	4,356	—	—	4,356

Comprehensive income							15,898

Adjustment to initially apply FIN48	—	—	—	—	602	—	602
Exercise of stock options	101	1	1,991	—	—	—	1,992
Tax benefit from exercise of stock options	—	—	23	—	—	—	23
Purchase of common stock	(17,553)	—	—	—	—	(326,694)	(326,694)
Stock-based compensation	11	—	4,406	—	—	—	4,406

Balances at July 31, 2008	31,612	$488	$144,456	$51,036	$879,514	$(476,694)	$598,800

See notes to the consolidated financial statements.

 ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation.    We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2008, we operated 1,396 specialty retail jewelry stores and 739 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

        Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a customer experience with different points of emphasis. Our brands have a centralized merchandising function that creates significant synergies and allows for teaming across brands. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon's Jewelers® is a moderately priced jeweler that emphasizes customer relationships. Peoples Jewellers® is our national brand in Canada providing jewelry to the value-conscious customer. Mappins Jewellers® offers moderately priced jewelry in malls throughout Canada. The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com and gordonsjewelers.com. During fiscal year 2008, our Fine Jewelry segment generated $1.9 billion of revenues.

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. During fiscal year 2008, our Kiosk Jewelry segment generated $249.5 million of revenues.

        The accompanying consolidated financial statements and related notes are those of our business for the twelve month periods ended July 31, 2008, 2007 and 2006. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

         Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, deposits in banks and short-term marketable securities at varying interest rates with original maturities of three months or less. Also included in cash equivalents are proceeds due from credit card transactions with settlement terms of less than five days. The carrying amount approximates fair value because of the short-term maturity of those instruments.

         Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2008, approximately six percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items. The LIFO charge was $2.4 million, $5.8 million and $4.2 million for the years ended July 31, 2008, 2007 and 2006, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $12.2 million and $37.5 million at July 31, 2008 and 2007, respectively. The decrease in the LIFO provision in fiscal 2008 was primarily the result of a $24.7 million LIFO liquidation related to the sale of Bailey Banks & Biddle (see Note 5). Domestic inventories on a FIFO basis were $682.4 million and $953.3 million at July 31, 2008 and 2007, respectively. Our Canadian inventory accounted for on the FIFO retail method was approximately $109.0 million and $105.4 million at July 31, 2008 and 2007, respectively.

        Consignment inventory and related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $114.3 million and $159.2 million of consignment inventory on hand at July 31, 2008 and 2007, respectively.

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

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and for the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results, could impact our shrinkage reserve.

         Impairment of Long-Lived Assets.    Long-lived assets are reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores.

         Goodwill.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential impairment. An impairment is deemed to exist if the estimated fair value of a reporting unit is less than its net book value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital and updated financial projections. As of the second quarter of fiscal year 2008, we performed our annual review for impairment of goodwill related to our Piercing Pagoda, People's Jewellers and other smaller acquisitions. We concluded that there was no evidence of impairment related to the goodwill of approximately $19.4 million for the Piercing Pagoda acquisition, $79.3 million for the People's Jewellers acquisition and $5.0 million for other smaller acquisitions.

         Revenue Recognition.    We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 "Revenue Recognition." Revenue related to merchandise sales, which is approximately 95 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers lifetime warranties on certain products that cover sizing and breakage, with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranty is recognized on a straight-line basis over a five-year period. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        In connection with the sale of our customer receivables in fiscal year 2000, we entered into a 10-year merchant services agreement whereby Citibank U.S.A., NA will issue private label credit cards branded with appropriate Company trademarks. We received a $41.8 million incentive for entering into the agreement which is being recognized ratably over 10 years. The deferred revenue as of July 31, 2008 and 2007 totaled $8.4 million and $12.5 million, respectively.

         Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.

         Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying and general corporate overhead expenses. In fiscal year 2008, we changed our vacation policy from one that required employees to earn vacation in the year prior to the date of grant to a policy where employees earn vacation in the same year it is used. We also eliminated our policy to pay terminated employees for unused vacation, where not prohibited by law. As a result of this change, we recorded a $12.6 million benefit in SG&A in fiscal year 2008.

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

         Depreciation and Amortization.    Buildings and leasehold improvements are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter, which generally range from 5 to 10 years. Fixtures and equipment are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years. Original cost and related accumulated depreciation or amortization is removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are recorded in the year of disposal and are included in SG&A in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

         Stock-Based Compensation.    Stock-based compensation is accounted for under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. Stock-based compensation expense for fiscal 2008, 2007 and 2006 includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of July 31, 2005.

         Preferred Stock.    At July 31, 2008 and 2007, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

         Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $12.4 million, $13.6 million and $13.1 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. These insurance premiums are included in revenues in the accompanying consolidated statements of operations.

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

         Advertising Expenses.    Advertising is generally expensed when incurred and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $94.3 million, $93.4 million and $96.1 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively, net of amounts contributed by vendors. The amounts of prepaid advertising at July 31, 2008 and 2007 were $22.9 million and $17.7 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.

         Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $4.3 million, $5.9 million and $6.6 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

        Effective August 1, 2007, we adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48 in the first quarter of fiscal 2008, we recognized a decrease of $0.6 million in the liability for unrecognized tax benefits, net of the federal deferred tax benefit, with a corresponding increase to accumulated earnings.

        We file income tax returns in the U.S. federal jurisdiction in various states and in certain foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before July 31, 2005. We are subject to audit by taxing authorities of most states and certain foreign countries and are subject to examination by these taxing jurisdictions for fiscal years generally after July 31, 2004.

         Sales Tax.    We present revenues net of taxes collected and record the taxes as a liability in the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority.

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

         Earnings Per Common Share.    Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. There were antidilutive stock options of 2.6 million, 2.2 million and 1.9 million as of July 31, 2008, 2007 and 2006, respectively.

         Financial Instruments.    As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

        We principally address commodity risk through retail price point adjustments, although we have, from time to time, purchased forward contracts for gold and silver. Any changes in the fair value of derivative instruments are reported in derivative loss in the accompanying consolidated statements of operations. We do not utilize derivative financial instruments for trading or speculative purposes.

        For fiscal year 2008, the carrying amount of $326.3 million related to the revolving credit agreements approximates fair value due to the variable interest rate on the debt.

        The investments of our insurance subsidiaries, primarily stocks and bonds, are accounted for as available-for-sale securities and are reflected in other assets in the accompanying consolidated balance sheets. The fair values of these instruments as of July 31, 2008 and 2007 were approximately $28 million and $25 million, respectively.

         Concentrations of Business and Credit Risk.    During fiscal year 2008, we purchased approximately 14 percent of our finished merchandise from our top five vendors, including four percent from one vendor, compared to approximately 18 percent in the same period of the prior year. In fiscal years 2008 and 2007, approximately 13 percent and 12 percent, respectively, of our merchandise requirements were provided by our internal sourcing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2008 and 2007, we had no significant concentrations of credit risk.

         Use of Estimates.    Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory valuation, goodwill and long-lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, workers' compensation, tax and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

         Reclassifications.    The classifications in use at July 31, 2008 have been applied to the financial statements for July 31, 2007 and 2006.

2. OTHER CURRENT ASSETS

        Our other current assets consist of the following (in thousands):

	Year Ended July 31,
	2008	2007
Prepaid advertising	$22,918	$17,678
Prepaid rent	22,459	24,045
Other	80,069	71,788

	$125,446	$113,511

3. INVESTMENTS

        Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2008 will contractually mature within 1 to 24 years.

        Investments, principally related to our insurance subsidiaries as of July 31, 2008 and 2007, were as follows (in thousands):

	July 31, 2008		July 31, 2007
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$19,182	$19,662	$16,563	$16,180
Corporate bonds and notes	5,893	5,864	7,818	7,698
Corporate equity securities	2,159	2,010	1,025	1,089

	$27,234	$27,536	$25,406	$24,967

        All investments are classified as available-for-sale. At July 31, 2008 and 2007, the carrying value of investments included a net unrealized gain of $0.3 million and a net unrealized loss of $0.4 million, respectively, which are included in accumulated other comprehensive income. The net realized gain on investments totaled $0.1 million, $0.2 million and $0.1 million in fiscal years 2008, 2007 and 2006, respectively, as determined on the specific identification basis. Investments with a carrying value of $7.6 million and $7.8 million were on deposit with various state insurance departments at July 31, 2008 and 2007, respectively, as required by law.

4. PROPERTY AND EQUIPMENT, NET

        Our property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2008	2007
Building and leasehold improvements	$256,394	$266,424
Furniture and fixtures	452,619	465,195
Construction in progress	25,747	12,013

	734,760	743,632
Less accumulated depreciation and amortization	(436,873)	(439,236)

	$297,887	$304,396

        We recorded impairment charges of $1.9 million, $2.5 million and $9.8 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. These impairment charges, primarily in the Fine Jewelry segment, are included in SG&A and resulted from our ongoing process to evaluate the productivity of our asset base.

5. DISPOSITION OF BAILEY BANKS & BIDDLE

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

	Year Ended July 31,
	2008	2007	2006
Revenues	$56,585	$284,290	$285,022

(Loss) earnings before income taxes	$(2,604)	$18,266	$(9,939)
Income tax benefit (expense)	1,016	(7,123)	3,878

(Loss) earnings from discontinued operations	(1,588)	11,143	(6,061)
Gain on sale of Bailey Banks & Biddle, net of taxes of $5,544	8,672	—	—

Earnings (loss) from discontinued operations	$7,084	$11,143	$(6,061)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Our accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2008	2007
Accounts payable	$134,471	$142,640
Accrued payroll	12,115	45,284
Accrued taxes	23,106	29,688
Warranty deferred revenue	41,786	28,443
Accrued rent	12,763	15,533
Other	38,034	39,341

	$262,275	$300,929

7. OTHER LIABILITIES

        Our other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2008	2007
Long-term straight-line rent	$32,247	$32,994
Long-term warranty deferred revenue	127,025	61,131
Long-term deferred servicing fee revenue	4,180	8,360
Insurance reserves	5,833	7,124

	$169,285	$109,609

8. DEBT

         U.S. Revolving Credit Agreement.    We have a U.S. revolving credit agreement (the "U.S. Agreement") that provides us up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit and is secured primarily by our U.S. merchandise inventory. In general, borrowings under the U.S. Agreement are capped at 73 percent of inventory during October through December and 69 percent for the remainder of the year, plus 85 percent of credit card receivables. The U.S. Agreement bears interest at a floating rate at either (i) LIBOR plus the applicable margin (as defined in the U.S. Agreement), or (ii) the base rate (as defined in the U.S. Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the U.S. Agreement. We pay a quarterly commitment fee of 0.20 percent to 0.25 percent on the preceding quarter's unused commitment. We may repay the revolving credit loans at any time without penalty prior to the maturity date of August 2011. For the years ended July 31, 2008 and 2007, the weighted average effective interest rate was 5.1 percent and 6.7 percent, respectively. The applicable margin for LIBOR based loans was 1.0 percent at July 31, 2008 and 2007, and the applicable margin for Base Rate loans was zero percent at July 31, 2008 and 2007. At July 31, 2008 and 2007, $326.3 and $221.2 million, respectively, was outstanding under the U.S. Agreement. We had approximately $129.5 million and $278.8 million in available borrowings at July 31, 2008 and 2007, respectively. The U.S. Agreement also provides for seasonal borrowing capabilities of up to $100 million and an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million. The maximum amount outstanding under the U.S. Agreement during fiscal years 2008 and 2007 was $346.8 million and $462.9 million, respectively.

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

         Canadian Revolving Credit Agreement.    We have a Canadian revolving credit agreement (the "Canadian Agreement") that provides us up to CAD $30 million in commitments by Bank of America (acting through its Canadian branch) and is secured by a guaranty from certain U.S. affiliates. The Canadian Agreement bears interest at a floating rate of either (i) the BA rate (as defined in the Canadian Agreement) plus the applicable margin (as defined in the U.S. Agreement), or (ii) the Base Rate (as defined in the Canadian Agreement) plus the applicable margin. The margin applicable to BA rate based loans is equivalent to the margin for LIBOR based loans as defined in the U.S. Agreement. We pay a quarterly commitment fee under the Canadian Agreement of 0.20 percent to 0.25 percent based on the unused commitment under the U.S. Agreement for the preceding quarter. We may repay the revolving credit loans outstanding at any time without penalty prior to the maturity date of August 2011.

        At July 31, 2008, there was no outstanding balance under the Canadian Agreement. At July 31, 2007, CAD $6.5 million was outstanding. For the years ended July 31, 2008 and 2007, the weighted average effective interest rate was 6.0 percent and 5.7 percent, respectively. The applicable margin for BA based loans was 1.0 percent at July 31, 2008 and 2007 and the applicable margin for Base Rate loans was zero percent at July 31, 2008 and 2007. We had approximately CAD $30.0 million and $23.5 million in available borrowings at July 31, 2008 and 2007, respectively.

        Interest paid during fiscal years 2008, 2007 and 2006 was $12.9 million, $19.2 million and $10.7 million, respectively.

9. LEASES

        We rent most of our retail space under operating leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Our headquarters lease extends to 2018. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits. All existing real estate leases are treated as operating leases. Rent expense from continuing operations is included in SG&A and is as follows for fiscal years 2008, 2007 and 2006 (in thousands):

	Year Ended July 31,
	2008	2007	2006
Retail space:
Minimum rentals	$204,210	$194,275	$186,016
Rentals based on sales	5,490	7,546	11,879

	209,700	201,821	197,895
Equipment and corporate headquarters	3,431	3,727	3,573

	$213,131	$205,548	$201,468

        Future minimum lease payments as of July 31, 2008, for all non-cancelable leases were as follows (in thousands):

Year Ended	Minimum Rent Commitments
2009	$189,725
2010	167,930
2011	141,388
2012	117,233
2013	102,185
Thereafter	278,299

$996,760

10. INCOME TAXES

        Currently, we file a consolidated income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2008	2007	2006
Federal income tax expense at statutory rate	$1,004	$23,062	$27,961
State income taxes, net of federal benefit	899	2,248	2,063
IRC Section 162m limitation	674	270	—
APB 23 representation(1)	—	(8,496)	—
Tax on repatriation of foreign items(2)	—	—	(6,762)
Canadian rate changes(3)	(2,053)	438	(1,908)
Foreign & U.S. tax credits	(1,416)	(367)	(1,400)
Other	42	628	252

Income tax (benefit) expense	$(850)	$17,783	$20,206

Effective income tax rate	(29.6)%	27.0%	25.3%

(1)
During fiscal year 2007, we elected to make a representation under APB 23, realizing an income tax benefit of $8.5 million related to the release of the deferred tax liability associated with undistributed foreign earnings.

(2)
During fiscal year 2006, we repatriated $47.6 million under Section 965 of the American Job Creation Act, realizing an income tax benefit of $11.9 million. Additionally, management was not certain that all future foreign earnings would be permanently reinvested outside the U.S.; therefore, a $5.1 million liability related to the potential income tax on the remaining undistributed earnings offset the benefit under Section 965.

(3)
For the last three years Canada has reduced both its federal and provincial tax rates. The increase in fiscal year 2007 represents a true-up to the enacted tax rates.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2008	2007	2006
Current income tax expense:
Federal	$1,729	$(4,077)	$14,079
Foreign	18,210	12,430	9,283
State	402	1,848	3,932

Total current income tax expense	20,341	10,201	27,294

Deferred income tax (benefit) expense:
Federal	(15,456)	9,603	(3,550)
Foreign	(6,232)	(3,662)	(2,178)
State	497	1,641	(1,360)

Total deferred income tax (benefit) expense	(21,191)	7,582	(7,088)

	$(850)	$17,783	$20,206

        Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2008 and 2007, respectively, are as follows (in thousands):

	Year Ended July 31,
	2008	2007
Current deferred taxes:
Assets
Accrued liabilities	$36,010	$20,795
Inventory reserves	5,996	16,298
Net operating loss carryforward	—	6,821
Other	977	1,619

Current deferred tax assets	42,983	45,533

Liabilities
Merchandise inventories, principally due to LIFO reserve	(102,993)	(109,344)
Accrued liabilities	(5,946)	(9,718)

Current deferred tax liabilities, net	$(65,956)	$(73,529)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$1,458	$—
Stock-based compensation	3,939	3,548
Postretirement benefits	—	2,794
Accrued liabilities	21,964	14,932
State and local taxes	4,156	7,413
Investments in subsidiaries	9,773	3,329
Other	2,752	1,717

Non-current deferred tax assets	44,042	33,733

Liabilities
Property and equipment	(11,668)	(16,148)
Goodwill	(13,521)	(13,967)
Other	(4,339)	(2,313)

Non-current deferred tax assets, net	$14,514	$1,305

        A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. During fiscal year 2008, we sold our interest in a diamond known as the "Incomparable Diamond" and recorded a $1.9 million deferred tax asset associated with a capital loss carryforward resulting from the sale. Due to the uncertainty of our ability to utilize the capital loss carryforward, we established a valuation reserve of $1.9 million.

        Deferred tax assets associated with net operating loss carryforwards and foreign tax credits totaled $4.7 million and $8.2 million, respectively, as of July 31, 2008. The net operating loss carryforwards expire from fiscal 2009 to fiscal 2031. The foreign tax credits expire from 2009 to 2018.

        No provision has been made for income taxes which may become payable upon distribution of the Company's Canadian subsidiaries' earnings. It is not practicable to estimate the amount of tax that might be payable because management's intent is to permanently reinvest these earnings.

        The total amount of unrecognized tax benefits as of July 31, 2008 was $6.0 million, of which $4.1 million would favorably affect the effective tax rate if resolved in our favor. Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $0.7 million, either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions. Of this possible reduction, $0.5 million would favorably affect the effective tax rate.

        A reconciliation of the fiscal year 2008 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2007	$4,560
Additions based on tax positions related to fiscal 2008	199
Additions based on tax positions related to prior years	2,736
Settlements with tax authorities	(1,170)
Expiration of statute of limitations	(323)

Balance at July 31, 2008	$6,002

        We recognize accrued interest and penalties related to unrecognized tax benefits within our income tax expense. We had $1.8 million and $1.1 million of interest and penalties accrued at July 31, 2008 and July 31, 2007, respectively. During fiscal 2008, 2007 and 2006, we recognized interest expense totaling $0.6 million, $0.1 million and $0.1 million, respectively.

        Income taxes paid, net of refunds, for fiscal years 2008, 2007 and 2006 were $1.0 million, $13.1 million and $61.9 million, respectively.

11. STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the Zale Corporation 2003 Stock Incentive Plan and the Zale Corporation Outside Directors' 2005 Stock Incentive Plan (collectively, the "Plans"). We are authorized to issue stock options and restricted stock up to 3.1 million shares of our common stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued as new shares of common stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $4.4 million, $6.1 million and $6.4 million for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. As of July 31, 2008, there was $14.5 million of unrecognized compensation cost related to stock-based awards that is expected to be recognized over a weighted-average period of 2.7 years. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $1.3 million, $1.8 million and $1.3 during fiscal 2008, 2007 and 2006, respectively.

         Stock Options.    Stock options are granted at an exercise price equal to the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year vesting period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period.

        Stock option transactions during fiscal year 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,722,555	$25.82
Granted	1,236,843	19.43
Exercised	(100,677)	17.93
Forfeited	(1,142,484)	24.72

Outstanding, end of year	2,716,237	$23.69	7.47	$3,686,421

Options exercisable, end of year	1,280,563	$25.63	5.99	$644,662

        For the years ended July 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $0.4 million, $7.0 million and $4.7 million, respectively. The weighted average fair values of option grants were $6.09, $9.56 and $9.37 during fiscal years 2008, 2007 and 2006, respectively. The fair value of stock options that vested during fiscal year 2008, 2007 and 2006 was $3.4 million, $4.0 million and $7.2 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	27.7%	29.1%	33.2%
Risk-free interest rate	3.6%	4.8%	4.3%
Expected lives in years	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on the yield of a five-year Treasury Note.

         Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal 2007 generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal 2007 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If we fail to meet the specified performance targets, the holder will not receive any shares of common stock, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the performance-based restricted stock units granted. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received.

        Restricted share award transactions during fiscal year 2008 are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards, beginning of year	189,500	$26.52
Granted	525,830	18.39
Vested	(10,500)	29.40
Forfeited	(164,400)	24.21

Restricted share awards, end of year	540,430	$19.25

12. STOCK REPURCHASE PROGRAM

        During fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") for $100 million and four Rule 10b5-1 plans (the "10b5-1 Plans"). In November 2007, the counterparty under the ASR delivered 4.3 million shares to us. In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR. We also repurchased $226.7 million, or 11.7 million shares, of our common stock under the 10b5-1 Plans and through open market purchases. A total of 17.6 million shares were repurchased during fiscal 2008 at an average price of $18.59. As of July 31, 2008, we were authorized to repurchase an additional $23.3 million under our stock repurchase program.

13. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

        The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative translation adjustment	Unrealized gain (loss) on securities	Unrealized loss on derivatives	Total accumulated other comprehensive income
Balance at July 31, 2005	$24,334	$155	$(370)	$24,119
Cumulative translation adjustment	9,509	—	—	9,509
Unrealized loss on securities	—	(525)	—	(525)
Reclassification to earnings	—	91	370	461

Balance at July 31, 2006	33,843	(279)	—	33,564
Cumulative translation adjustment	12,535	—	—	12,535
Unrealized loss on securities	—	(390)	—	(390)
Reclassification to earnings	—	230	—	230

Balance at July 31, 2007	46,378	(439)	—	45,939
Cumulative translation adjustment	4,356	—	—	4,356
Unrealized gain on securities	—	691	—	691
Reclassification to earnings	—	50	—	50

Balance at July 31, 2008	$50,734	$302	$—	$51,036

14. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.

        The Fine Jewelry segment consists of five principal brands, which sell diamonds, gemstone, gold jewelry and watches. These five brands have been aggregated into one reportable segment. The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. The All Other segment includes credit insurance operations, which provide offerings of insurance coverage primarily to our private label credit card customers. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

        The reportable segments are groups of brands that offer merchandise with similar commodity characteristics and merchandise mix. Segment revenues are not provided by product type or geographically as we believe such disclosure would not add meaningful value and is not consistent with the manner in which we make decisions.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

        Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment	2008	2007	2006
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,876,170	$1,876,580	$1,864,195
Kiosk(b)	249,489	262,627	276,619
All Other	12,382	13,578	13,141

Total revenues	$2,138,041	$2,152,785	$2,153,955

Depreciation and amortization:
Fine Jewelry	$42,832	$39,933	$38,172
Kiosk	5,296	5,625	5,571
All Other	—	—	—
Unallocated	12,116	11,037	10,927

Total depreciation and amortization	$60,244	$56,595	$54,670

Operating earnings:
Fine Jewelry	$22,849	$104,380	$117,019
Kiosk	9,905	6,646	20,402
All Other	5,641	6,780	6,443
Unallocated(c)	(26,664)	(32,945)	(52,790)

Total operating earnings	$11,731	$84,861	$91,074

Assets(d):
Fine Jewelry(e)	$1,010,004	$1,267,736	$1,124,699
Kiosk(f)	118,601	120,660	119,395
All Other	27,234	25,406	22,228
Unallocated	266,783	200,144	196,246

Total assets	$1,422,622	$1,613,946	$1,462,568

Capital expenditures:
Fine Jewelry	$59,289	$54,619	$54,942
Kiosk	3,266	3,036	7,750
All Other	—	—	—
Unallocated	22,582	28,791	20,026

Total capital expenditures	$85,137	$86,446	$82,718

(a)
Includes $321.9, $272.0 and $229.6 million in fiscal years 2008, 2007 and 2006, respectively, related to foreign operations.

(b)
Includes $2.8 and $7.7 million in fiscal years 2007 and 2006, respectively, related to foreign operations. The foreign operations in this segment were closed in fiscal year 2007.

(c)
Includes $12.6 million benefit associated with a change in our vacation policy in fiscal year 2008. Includes $7.2 million derivative loss in fiscal year 2007. Includes $28.6 million related to the accelerated markdown of discontinued merchandise and asset impairment charges, $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $2.4 million related to accrued percentage rent and $1.7 million derivative loss in fiscal year 2006. Also, includes $66.8, $66.7 and $57.0 million in fiscal years 2008, 2007 and 2006 respectively, to offset internal carrying costs charged to the segments.

(d)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(e)
Includes $47.0, $37.5 and $28.8 million of fixed assets in fiscal years 2008, 2007 and 2006, respectively, related to foreign operations.

(f)
Includes $0.5 million of fixed assets in fiscal year 2006 related to foreign operations. All fixed assets related to foreign operations were disposed of in fiscal year 2007.

15. CONTINGENCIES

        In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, we assigned the buyers the obligations for the store operating leases. As a condition of this assignment, we remain contingently liable for the leases for the remainder of their respective current lease terms, which generally range from fiscal 2008 through fiscal 2017. The maximum potential liability under the leases totals approximately $80 million. We have not recorded a liability for any of these leases at this time based upon, among other things, our current assessment regarding the likelihood of payment. There can be no assurance that this assessment will prove accurate.

        We were named as a defendant in two lawsuits arising, in general, from matters that were the subject of a Securities and Exchange Commission investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended: In re Zale Corporation Securities Litigation No. 3:06-CV-01470-K, filed January 29, 2007, U.S. District Court for the Northern District of Texas; and Salvato v. Zale Corp., No. 3:06-CV-1124 (SAF), filed March 5, 2007, U.S. District Court for the Northern District of Texas, originally filed June 26, 2006 and consolidated with Connell v. Zale Corp., originally filed August 7, 2006, U.S. District Court for the Southern District of New York and transferred to the U.S. District Court for the Northern District of Texas. These lawsuits were the product of the consolidation of six lawsuits that were initially filed in New York and Texas. Various current and former officers and directors also are defendants.

        Both lawsuits were purported class actions. In In re Zale Corporation Securities Litigation, the plaintiffs alleged various violations of securities laws based upon our public disclosures. In Salvato, the plaintiffs alleged various violations of the Employee Retirement Income Security Act of 1974 based upon the investment by the Zale Corporation Savings and Investment Plan in Company stock.

        On February 29, 2008, a Stipulation and Settlement Agreement was filed in In re Zale Corporation Securities Litigation that resulted in the dismissal of that litigation on July 10, 2008, without any direct cost to the Company. The time to appeal the dismissal expired on August 11, 2008 and the case is now concluded.

        On July 28, 2008, the court granted preliminary approval of a settlement agreement in Salvato. A fairness hearing to consider final approval of the settlement agreement and dismissal of the case is anticipated to take place on or about November 21, 2008.

        In June 2007, we agreed to settle a California wage and hour dispute that was filed against us in Sacramento County Superior Court as a purported class action by certain current and former employees. The settlement totals $3.8 million and requires us to make payments on a claims-made basis, subject to a minimum payout. As a result of the settlement, we recorded an additional charge of $1.5 million in SG&A during fiscal year 2007. On July 11, 2008, the court granted preliminary approval of the settlement agreement. A fairness hearing to consider final approval of the settlement agreement is scheduled to take place on or about November 21, 2008.

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

16. DEFERRED REVENUE

        We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranties is recognized on a straight-line basis over a five-year period. The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2008	2007	2006
Deferred revenue, beginning of period	$89,574	$26,954	$23,473
Warranties sold	120,807	107,755	74,576
Revenue recognized	(41,570)	(45,135)	(71,095)

Deferred revenue, end of period	$168,811	$89,574	$26,954

17. BENEFIT AND RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "Investment Plan"). As amended and restated in fiscal year 2007, it allows all employees who are at least age 21 to participate in the Investment Plan, although new employees are required to complete one year of continuous service with us to be eligible to participate. Each employee can contribute from one percent to 60 percent of his or her annual salary subject to Internal Revenue Service ("IRS") limitations, (30 percent for highly-compensated employees). Employees who have not otherwise elected will be automatically enrolled in the Investment Plan at a contribution rate of two percent upon satisfying all eligibility requirements. Through February 2002, we matched one dollar in common stock for every dollar an employee contributes to the plan up to four percent of annual compensation, subject to IRS limitations. We currently match $0.50 in cash for every dollar an employee contributes to the plan up to four percent of annual compensation subject to IRS limitations. Matching contributions are made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees vest in our matched contributions immediately. Our matching contributions were $2.1 million, $2.9 million and $2.1 million for fiscal years 2008, 2007 and 2006, respectively.

        Prior to March 2006, we provided medical, dental and vision insurance benefits for all eligible retirees and spouses who retired prior to April 1, 2002 with benefits for spouses continuing after the death of the retiree. Effective March 31, 2006, we terminated the plan and recognized a benefit of $13.4 million.

18. QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results of continuing operations for the fiscal years ended July 31, 2008 and 2007 were as follows (in thousands, except per share data):

	Fiscal Year 2008 For the Three Months Ended
	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007
Revenues	$456,222	$476,736	$827,820	$377,264
Cost of sales	240,471	250,196	419,810	179,076
Net (loss) earnings(a)	(4,884)	(17,397)	52,653	(26,655)
Net (loss) earnings per diluted share	(0.15)	(0.42)	1.16	(0.54)
	Fiscal Year 2007 For the Three Months Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006
Revenues	$429,974	$448,956	$891,529	$382,326
Cost of sales	202,124	214,837	432,482	180,110
Net earnings (loss)	717	(5,001)	77,110	(24,717)
Net earnings (loss) per diluted share	0.01	(0.10)	1.57	(0.51)

(a)
The net loss for the fourth quarter of fiscal 2008 includes a $12.6 million benefit related to a change in our vacation policy and a $3.5 million gain related to the sale of our interest in a diamond known as the "Incomparable Diamond."

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of September, 2008.

ZALE CORPORATION
By:	/s/ NEAL L. GOLDBERG Neal L. Goldberg Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal L. Goldberg and Rodney Carter, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL L. GOLDBERG Neal L. Goldberg	Chief Executive Officer (principal executive officer of the registrant), Director	September 25, 2008
/s/ RODNEY CARTER Rodney Carter	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (principal financial officer of the registrant)	September 25, 2008
/s/ CYNTHIA T. GORDON Cynthia T. Gordon	Senior Vice President, Controller (principal accounting officer of the registrant)	September 25, 2008
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	September 25, 2008
/s/ J. GLEN ADAMS J. Glen Adams	Director	September 25, 2008
/s/ YUVAL BRAVERMAN Yuval Braverman	Director	September 25, 2008
/s/ RICHARD C. BREEDEN Richard C. Breeden	Director	September 25, 2008

Signature	Title	Date

/s/ JAMES M. COTTER James M. Cotter	Director	September 25, 2008
/s/ THOMAS C. SHULL Thomas C. Shull	Director	September 25, 2008
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Director	September 25, 2008
/s/ DAVID M. SZYMANSKI David M. Szymanski	Director	September 25, 2008

Exhibit Number	Description of Exhibit
10.4b	Form of Incentive Stock Option Award Agreement
10.4c	Form of Non-Qualified Stock Option Award Agreement
10.4d	Form of Restricted Stock Award Agreement
10.4e	Form of Time-Vesting Restricted Stock Unit Award Agreement
10.4f	Form of Performance-Based Restricted Stock Unit Award Agreement
10.8	Zale Corporation Bonus Plan
10.18	Base Salaries of Named Executive Officers
23.1	Consent of Ernst & Young LLP
23.2	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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