Form 10-Q
period 2008-10-31
ZALE CORP
filed 2008-12-08
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of November 28, 2008, 31,887,190 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2008	2007

Revenues	$364,130	$377,264
Cost and expenses:
Cost of sales	187,443	179,076
Selling, general and administrative	219,113	218,831
Cost of insurance operations	1,760	1,730
Depreciation and amortization	15,101	15,084
Operating loss	(59,287)	(37,457)
Interest expense	3,471	4,806
Loss before income taxes	(62,758)	(42,263)
Income tax benefit	17,409	15,608
Loss from continuing operations	(45,349)	(26,655)
Loss from discontinued operations, net of taxes	—	(1,701)
Net loss	$(45,349)	$(28,356)

Basic net loss per common share:
Loss from continuing operations	$(1.43)	$(0.54)
Loss from discontinued operations	$—	$(0.04)
Net loss per share	$(1.43)	$(0.58)

Diluted net loss per common share:
Loss from continuing operations	$(1.43)	$(0.54)
Loss from discontinued operations	$—	$(0.04)
Net loss per share	$(1.43)	$(0.58)

Weighted average number of common shares outstanding:
Basic	31,756	49,075
Diluted	31,756	49,075

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2008	July 31, 2008	October 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$39,445	$65,579	$30,552
Merchandise inventories	984,568	779,565	1,005,980
Other current assets	110,858	125,446	138,456
Current assets of discontinued operations	—	—	216,808
Total current assets	1,134,871	970,590	1,391,796

Property and equipment	728,646	734,760	771,341
Less accumulated depreciation and amortization	(440,847)	(436,873)	(482,335)
Net property and equipment	287,799	297,887	289,006

Goodwill	91,726	103,685	110,072
Other assets	32,017	35,946	37,068
Deferred tax asset	22,848	14,514	—
Total assets	$1,569,261	$1,422,622	$1,827,942

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$435,230	$262,275	$437,045
Deferred tax liability	65,355	65,956	56,726
Current liabilities of discontinued operations	—	—	8,222
Total current liabilities	500,585	328,231	501,993

Long-term debt	368,505	326,306	297,656
Deferred tax liability	—	—	9,709
Other liabilities	173,145	169,285	119,729

Contingencies (see Note 7)

Stockholders’ Investment:
Common stock	488	488	553
Additional paid-in capital	146,754	144,456	140,173
Accumulated other comprehensive income	16,803	51,036	67,771
Accumulated earnings	834,165	879,514	840,358
	998,210	1,075,494	1,048,855
Treasury stock	(471,184)	(476,694)	(150,000)
Total stockholders’ investment	527,026	598,800	898,855
Total liabilities and stockholders’ investment	$1,569,261	$1,422,622	$1,827,942

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(45,349)	$(28,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,271	15,254
Deferred taxes	(8,522)	(4,888)
Loss on disposition of property and equipment	112	604
Stock-based compensation	1,618	763
Loss from discontinued operations	—	1,701
Changes in assets and liabilities:
Merchandise inventories	(224,293)	(144,601)
Other current assets	13,015	(24,994)
Other assets	2,971	608
Accounts payable and accrued liabilities	179,689	136,064
Other liabilities	7,422	11,699
Net cash used in operating activities	(58,066)	(36,146)

Cash Flows From Investing Activities:
Payments for property and equipment	(12,165)	(23,223)
Purchase of available-for-sale investments	(5,106)	(3,062)
Proceeds from sales of available-for-sale investments	4,906	1,150
Net cash used in investing activities	(12,365)	(25,135)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,128,900	1,195,150
Payments on revolving credit agreement	(1,086,701)	(1,124,800)
Proceeds from exercise of stock options	6,343	1,401
Excess tax benefit on stock options exercised	158	32
Net cash provided by financing activities	48,700	71,783

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(17,152)
Net cash used in investing activities of discontinued operations	—	(948)
Net cash used in discontinued operations	—	(18,100)

Effect of exchange rate changes on cash	(4,403)	507

Net change in cash and cash equivalents	(26,134)	(7,091)
Cash and cash equivalents at beginning of period	65,579	37,643
Cash and cash equivalents at end of period	$39,445	$30,552

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to “the Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of October 31, 2008, we operated 1,399 specialty retail jewelry stores and 731 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of five brands: Zales Jewelers®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers® and Mappins Jewellers®; and our e-commerce businesses, which include zales.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates primarily under the brand names Piercing Pagoda®; Plumb Gold™; and Silver and Gold Connection®.

The All Other segment includes insurance and reinsurance operations.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2008.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal year 2009 classifications.

2.  FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 on August 1, 2008, as required.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values.  These tiers include:

Level  1  -  Quoted prices for identical instruments in active markets;

Level 2  -  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level  3  -  Instruments whose significant inputs are unobservable.

As of October 31, 2008, our insurance subsidiaries held investments of $26.7 million in debt and equity securities that are required to be measured at fair value on a recurring basis.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options and vesting of restricted share awards. For the calculation of diluted net loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.7 million and 2.3 million stock options outstanding at October 31, 2008 and 2007, respectively, which were not included in the diluted net loss per share calculation because the effect would have been antidilutive.

During the first quarter of fiscal years 2009 and 2008, we incurred a net loss of $45.3 million and $28.4 million, respectively.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

4.  COMPREHENSIVE LOSS

Comprehensive loss is net loss plus certain other items that are recorded directly to stockholders’ investment and consist of the negative impact of currency translation adjustments totaling $33.2 million and unrealized losses related to investments classified as available-for-sale totaling $1.0 million.  Comprehensive loss was $79.5 million and $6.5 million for the three months ended October 31, 2008 and 2007, respectively.

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

Three Months Ended
October 31, 2007

Revenues	$50,982

Loss before income taxes	$(2,789)
Income tax benefit	1,088
Loss from discontinued operations, net of taxes	$(1,701)

6.  SEGMENTS

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

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2008	2007
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$314,028	$325,676
Kiosk	47,002	48,437
All Other	3,100	3,151
Total revenues	$364,130	$377,264

Depreciation and amortization:
Fine Jewelry	$10,804	$10,614
Kiosk	1,270	1,364
All Other	—	—
Unallocated	3,027	3,106
Total depreciation and amortization	$15,101	$15,084

Operating (loss) earnings:
Fine Jewelry	$(44,504)	$(27,424)
Kiosk	(5,011)	(5,758)
All Other	1,340	1,553
Unallocated (b)	(11,112)	(5,828)
Total operating loss	$(59,287)	$(37,457)

(a)   Includes $56.4 and $53.7 million for the three month periods ended October 31, 2008 and 2007, respectively, related to foreign operations.

(b)   Includes $15.1 and $16.6 million for the three month periods ended October 31, 2008 and 2007, respectively, to offset internal carrying costs charged to the segments.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

7.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, we assigned the buyers the obligations for the store operating leases.  As a condition of this assignment, we remain contingently liable for the leases for the remainder of the respective current lease terms, which generally range from fiscal 2009 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totals approximately $76 million as of October 31, 2008.  In addition, we may be obligated for common area charges and other payments.  We have not recorded a liability for any of these leases at this time based upon, among other things, our current assessment regarding the likelihood of payment.  There can be no assurance that this assessment will prove accurate.

In September 2008, one of our vendors filed for bankruptcy protection.  As of October 31, 2008, an affiliate of the vendor held approximately 5,000 ounces of gold, or $4.0 million, belonging to the Company.  Although we believe we are entitled to the return of the gold, it has not yet been returned, and it is unclear when and whether the gold will be returned.  It is not possible at this time to reasonably estimate the possible loss, if any.

See note 15 to the consolidated financial statements in Item 8 of our Form 10-K for information relating to certain litigation matters.

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

8.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2008	2007
Deferred revenue, beginning of period	$168,811	$89,574
Warranties sold (a)	16,859	23,903
Revenue recognized	(11,447)	(9,543)
Deferred revenue, end of period	$174,223	$103,934

(a)    Warranty sales for the quarter ended October 31, 2008 include approximately $4 million related primarily to the impact of the decline in the Canadian currency rate on the beginning of the period deferred revenue balance.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto) which preceded this report and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended July 31, 2008.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At October 31, 2008, we operated 1,399 fine jewelry stores and 731 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

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

We were not satisfied with our results in the first quarter of fiscal 2009, as we believe they did not reflect the full contribution of the three initiatives we began to implement at the beginning of the calendar year.  However, we believe the actions taken will allow us to not only weather the current challenging economic environment, but also position us to increase market share.  The initiatives include (1) focusing on our core customer by providing clarity and value through compelling merchandise assortments, cleaner in-store presentation and an improved marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service, and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.  A critical initial step in improving our merchandise assortment was the aggressive merchandise clearance program that we began during the third quarter of fiscal 2008 and substantially completed during the first quarter of fiscal 2009.  We liquidated approximately $163 million of merchandise, which allowed us to reinvest in new products including the national launch of our Celebration Diamond.  To improve our operational effectiveness we have eliminated redundancies in brand operations, improved communications with our stores and improved our replenishment process.  Finally, we have maintained financial rigor and discipline through the reduction in inventory levels, the identification of an estimated $75 million plus in on-going annualized savings consisting primarily of selling, general and administrative expenses, and reduced our estimated capital spending from $85 million in fiscal 2008 to approximately $32 million in fiscal 2009.

During the first quarter of fiscal 2009, the Canadian currency rate decreased by approximately 13 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the decline in the currency rate resulted in a $3.7 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $1.8 million and $1.6 million, respectively.

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

	Three Months Ended
	October 31,
	2008	2007
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	51.5	47.5
Selling, general and administrative	60.2	58.0
Cost of insurance operations	0.5	0.5
Depreciation and amortization	4.1	4.0
Operating loss	(16.3)	(9.9)
Interest expense	1.0	1.3
Loss before income taxes	(17.2)	(11.2)
Income tax benefit	4.8	4.1
Loss from continuing operations	(12.5)	(7.1)
Loss from discontinued operations, net of taxes	—	(0.5)
Net loss	(12.5)%	(7.5)%

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenues.  Revenues for the quarter ended October 31, 2008 were $364.1 million, a decrease of 3.5 percent compared to revenues of $377.3 million for the same period in the prior year.  Comparable store sales decreased 3.7 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 6.1 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price and our clearance efforts during the first part of the current quarter.   We attribute the decline in customer transactions primarily to the general decline in the overall retail environment. The decline was also due to the $3.7 million impact associated with the decrease in the Canadian currency rate, partially offset by a $1.9 million increase in revenues recognized related to lifetime warranties.

The Fine Jewelry segment contributed $314.0 million of revenues in the quarter ended October 31, 2008, compared to $325.7 million for the same period in the prior year, representing a decrease of 3.6 percent.

Revenues include $47.0 million in the Kiosk Jewelry segment compared to $48.4 million in the prior year, representing a decrease of 3.0 percent.

The All Other segment operations provided $3.1 million in revenues for the quarter ended October 31, 2008 as compared to $3.2 million for the same period in the prior year, representing a decrease of 1.6 percent.

During the quarter ended October 31, 2008, we opened six stores in the Fine Jewelry segment.  In addition, we closed three stores in the Fine Jewelry segment and eight locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 51.5 percent for the quarter ended October 31, 2008, compared to 47.5 percent for the same period in the prior year.  The increase is primarily due to an increase in merchandise clearance compared to the same period in the prior year.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 60.2 percent of revenues for the quarter ended October 31, 2008 compared to 58.0 percent for the same period last year and essentially flat on a dollar basis at $219 million.   The percentage increase is due to lower total revenues during the quarter compared to the same period in the prior year.  In addition, during the first quarter of fiscal 2009 we realized savings associated with our expense reduction initiative totaling 150 basis points, or $5.5 million, partially offset by a 60 basis point increase in litigation settlement costs and a 40 basis point increase in occupancy costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended October 31, 2008 and 2007 was 4.1 percent and 4.0 percent, respectively.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended October 31, 2008 and 2007 was 1.0 percent and 1.3 percent, respectively.  The decrease in interest expense was a result of a decrease in the weighted average effective interest rate from 6.4 percent last year to 4.1 percent this year, partially offset by an increase in borrowings compared to the same period in the prior year.

Income Tax Benefit. The effective tax rate for the quarters ended October 31, 2008 and 2007 was 27.7 percent and 36.9 percent, respectively.  The decrease is due primarily to a higher portion of our estimated annual earnings being generated by our Canadian subsidiary which is taxed at a lower rate than our U.S. subsidiary.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  In addition, from time to time we have repurchased shares of our common stock.

Net cash used in operating activities increased from a deficit of $36.1 million for the quarter ended October 31, 2007 to a deficit of $58.1 million for the quarter ended October 31, 2008.  The increase in the deficit is primarily the result of an increase in purchased inventory of $79.7 million compared to the same period in the prior year and an increase in operating losses.  The increase in purchased inventory is due to the accelerated receipt of Holiday merchandise as part of our initiative to reposition product assortments and improve in-store execution.  The increase in the deficit was partially offset by a $43.6 million increase in accounts payable and a $22.6 million decrease in amounts due from vendors for returned merchandise and vendor deposits.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 40 percent) and substantially all of our operating income occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at October 31, 2008 was $984.6 million, a decrease of $21.4 million compared to inventory levels at October 31, 2007. The decrease in inventory was the result of an aggressive merchandise clearance program that began during the third quarter of fiscal 2008 and substantially completed during the first quarter of fiscal 2009, partially offset by the accelerated receipt of Holiday merchandise in fiscal 2009.

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

During fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the stock repurchase program, we repurchased a total of 17.6 million shares of our common stock, or $326.7 million, in fiscal 2008.  As of October 31, 2008, we have approximately $23.3 million in remaining authorization under our repurchase program.

As of October 31, 2008, we had cash and cash equivalents totaling $39.4 million.  We also had approximately $136 million and CAD $30 million available in borrowing capacity under our U.S. and Canadian revolving credit facilities, respectively.  We believe that we have sufficient capacity under our revolving credit facilities to meet our foreseeable financing needs.

Capital Growth

During the quarter ended October 31, 2008, we invested approximately $2.8 million in capital expenditures to open six new stores in the Fine Jewelry segment.  We invested approximately $8.7 million to remodel, relocate and refurbish 18 stores in our Fine Jewelry segment, seven stores in our Kiosk Jewelry segment and to complete store enhancement projects.  We also invested $0.7 million in infrastructure, primarily related to our information technology and distribution centers. We anticipate investing approximately $19.8 million in capital expenditures for the remainder of fiscal year 2009, including nine new store openings, primarily in the Peoples Jewellers and Zales Outlet brands, and approximately $6 million in capital investments related to information technology infrastructure and support operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 31, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

Due to the decline in the overall economy, retail sales decreased in the later part of the first quarter of fiscal 2009 more significantly than the 3.7 percent comparable store sales decline experienced for the entire quarter.  It is impossible for us to predict whether these declines will continue through the Holiday season, but if they should, our overall results could be significantly worse than the Holiday season in fiscal 2008.

The concentration of a substantial portion of our sales in three relatively brief selling periods means that our performance is more susceptible to disruptions.

A substantial portion of our sales are derived from three selling periods—Holiday (Christmas), Valentine’s Day and Mother’s Day. Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant. For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.  In light of the recent decline in the overall economy and retail sales generally, we are particularly susceptible to a decline in Holiday sales.  Should this decline occur, the adverse impact on us would be significant.

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

We purchase much of our inventory well in advance of each selling period. In the event we misjudge consumer preferences or demand, we will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected.  We have purchased inventory in anticipation of the upcoming Holiday season based upon estimates of retail sales that predate the recent decline in the overall economy and in retail sales generally.  Should our sales be significantly less during the Holiday season than previously anticipated, we will have excess inventory following the Holiday season and may promote the sale of that inventory using substantial discounts.  In addition, we may elect to offer greater discounts during the Holiday season.  Either of these alternatives would negatively impact sales and earnings.

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

Our agreement with Citibank, N.A., which provides financing for our customers to purchase merchandise through private label credit cards, enhances our ability to provide consumer credit and write credit insurance. Any disruption in, or change to, this agreement would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

If the credit markets continue to deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

We utilize revolving credit facilities to finance our working capital requirements, including the purchase of inventory, among other things.  If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of continued deterioration in the credits markets, our business could be significantly impacted.

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

We currently are contingently liable for most of the store operating leases associated with the Bailey Banks & Biddle brand that was sold in November 2007 to Finlay Fine Jewelry Corporation (“Finlay”).  See Note 7 to our financial statements for more information related to our contingent liability.  As those leases are extended, or materially amended, we generally will be released from our contingent obligation.  If Finlay fails to perform under the leases, we could be liable for any remaining amounts due under the leases, which could be a significant amount and would negatively impact our earnings and financial condition.  The undiscounted future lease payments for these leases total approximately $76 million as of October 31, 2008.

Additional factors that may adversely affect our financial performance.

Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2008, the Annual Meeting of Stockholders of the Company was held at the Company’s headquarters.  There were 31,887,190 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

(a)          The following directors were elected:

Name of Director	Votes For	Votes Withheld

John B. Lowe, Jr.	29,372,820	75,931
J. Glen Adams	29,135,398	313,353
Yuval Braverman	29,384,883	63,868
Richard C. Breeden	28,946,601	502,150
James M. Cotter	29,375,565	73,186
Neal L. Goldberg	29,376,149	72,602
Thomas C. Shull	29,279,861	168,890
Charles M. Sonsteby	29,281,601	167,150
David M. Szymanski	26,763,564	2,685,187

(b)         The following matters were also voted upon at the meeting and approved by the shareholders:

(i)	Material terms of the performance goals for performance-based compensation:

Votes For	24,713,268
Votes Against	2,630,179
Votes Abstained	18,663

(ii)	Advisory proposal on the Company’s pay-for-performance policies and procedures:

Votes For	27,629,359
Votes Against	362,511
Votes Abstained	1,456,880

(iii)	Ratification of Ernst & Young LLP as our Registered Independent Accountants for the fiscal year ending July 31, 2009:

Votes For	29,267,290
Votes Against	166,312
Votes Abstained	15,148

Item 6.  EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: December 8, 2008	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
(principal accounting officer of the registrant)