Form 10-Q
period 2009-01-31
ZALE CORP
filed 2009-03-11
CIK 109156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 9, 2009, 31,983,913 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Revenues	$679,391	$827,820	$1,043,520	$1,205,083
Cost and expenses:
Cost of sales	380,691	419,810	568,135	598,886
Selling, general and administrative	284,382	302,285	503,495	521,117
Cost of insurance operations	1,396	1,483	3,156	3,212
Depreciation and amortization	14,944	15,146	30,044	30,230
Impairment charges	13,221	1,632	13,221	1,632
Operating (loss) earnings	(15,243)	87,464	(74,531)	50,006
Interest expense	3,233	3,015	6,704	7,821
(Loss) earnings before income taxes	(18,476)	84,449	(81,235)	42,185
Income tax expense (benefit)	5,099	31,796	(12,311)	16,188
(Loss) earnings from continuing operations	(23,575)	52,653	(68,924)	25,997
Earnings from discontinued operations, net of taxes	—	8,181	—	6,480
Net (loss) earnings	$(23,575)	$60,834	$(68,924)	$32,477

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.74)	$1.16	$(2.17)	$0.55
Earnings from discontinued operations	$—	$0.18	$—	$0.14
Net (loss) earnings per share	$(0.74)	$1.34	$(2.17)	$0.69

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.74)	$1.16	$(2.17)	$0.55
Earnings from discontinued operations	$—	$0.18	$—	$0.14
Net (loss) earnings per share	$(0.74)	$1.34	$(2.17)	$0.69

Weighted average number of common shares outstanding:
Basic	31,911	45,242	31,834	47,164
Diluted	31,911	45,315	31,834	47,253

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2009	July 31, 2008	January 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$73,090	$65,579	$56,786
Merchandise inventories	847,264	779,565	949,356
Other current assets	68,724	125,446	102,757
Total current assets	989,078	970,590	1,108,899

Property and equipment	720,872	734,760	708,488
Less accumulated depreciation and amortization	(449,578)	(436,873)	(423,301)
Net property and equipment	271,294	297,887	285,187

Goodwill	85,509	103,685	105,605
Other assets	32,707	35,946	36,501
Deferred tax asset	27,952	14,514	—
Total assets	$1,406,540	$1,422,622	$1,536,192

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$266,626	$262,275	$319,860
Deferred tax liability	61,597	65,956	47,731
Total current liabilities	328,223	328,231	367,591

Long-term debt	390,005	326,306	185,606
Deferred tax liability	—	—	9,240
Other liabilities	186,064	169,285	146,948

Contingencies (see Note 10)

Stockholders’ Investment:
Common stock	488	488	558
Additional paid-in capital	147,388	144,456	141,276
Accumulated other comprehensive income	13,684	51,036	56,093
Accumulated earnings	810,591	879,514	900,588
	972,151	1,075,494	1,098,515
Treasury stock	(469,903)	(476,694)	(271,708)
Total stockholders’ investment	502,248	598,800	826,807
Total liabilities and stockholders’ investment	$1,406,540	$1,422,622	$1,536,192

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) earnings	$(68,924)	$32,477
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	30,385	31,473
Deferred taxes	(17,343)	(14,783)
Loss on disposition of property and equipment	1,690	448
Impairment charges	13,221	1,632
Stock-based compensation	3,665	1,849
Earnings from discontinued operations	—	(6,480)
Changes in assets and liabilities:
Merchandise inventories	(86,673)	(95,993)
Other current assets	56,033	15,695
Other assets	3,272	1,390
Accounts payable and accrued liabilities	8,729	12,765
Other liabilities	20,208	38,088
Net cash (used in) provided by operating activities	(35,737)	18,561

Cash Flows From Investing Activities:
Payments for property and equipment	(21,056)	(39,206)
Purchase of available-for-sale investments	(9,779)	(4,953)
Proceeds from sales of available-for-sale investments	9,532	3,595
Net cash used in investing activities	(21,303)	(40,564)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,889,300	1,979,250
Payments on revolving credit agreement	(2,825,600)	(2,020,950)
Proceeds from exercise of stock options	6,211	1,401
Excess tax benefit on stock options exercised	158	34
Purchases of treasury stock	—	(121,708)
Net cash provided by (used in) financing activities	70,069	(161,973)

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(22,197)
Net cash provided by investing activities of discontinued operations	—	225,052
Net cash provided by discontinued operations	—	202,855

Effect of exchange rate changes on cash	(5,518)	264

Net change in cash and cash equivalents	7,511	19,143
Cash and cash equivalents at beginning of period	65,579	37,643
Cash and cash equivalents at end of period	$73,090	$56,786

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of January 31, 2009, we operated 1,386 specialty retail jewelry stores and 701 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment operates under the following names: Zales Jewelers®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers® and Mappins Jewellers®; and our e-commerce businesses include zales.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates primarily under the names Piercing Pagoda®; Plumb Gold™; and Silver and Gold Connection®.

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

As of January 31, 2009, our insurance subsidiaries held investments of $27.9 million in debt and equity securities that are required to be measured at fair value on a recurring basis.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.

3.  GOODWILL

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value.  We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections.  As a result of the decline in the overall retail environment and the significant decline in our market capitalization through the Holiday season, we concluded that an interim impairment test was necessary and performed the test as of December 31, 2008. Based on the test results, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment.  The charge is included in impairment charges in the consolidated statements of operations.  No impairments were recorded for the $66.1 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  The fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 51 percent and 27 percent, respectively, to be considered for potential impairment.  The key assumptions used to determine the fair value of our reporting units include (1) cash flow projections for five years, (2) terminal year growth rates of two percent, and (3) discount rates of 15 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

During the second quarter of fiscal 2009, our market capitalization was below carrying value.  While we considered the market capitalization decline in our evaluation of fair value, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributable to negative market conditions as a result of the credit crisis, indications of a general recession and the deterioration in the retail environment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2009	2008
Goodwill, beginning of period	$103,685	$100,740
Impairment charges	(5,020)	—
Foreign currency adjustments	(13,156)	4,865
Goodwill, end of period	$85,509	$105,605

4.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted net earnings per share reflect the dilutive effect of the assumed exercise of stock options and vesting of restricted share awards.  For the calculation of diluted net earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 3.1 million and 2.9 million stock options outstanding for the six month periods ended January 31, 2009 and 2008, respectively, which were not included in the diluted net earnings (loss) per share calculation because the effect would have been antidilutive.

During the six month period ended January 31, 2009, we incurred a net loss of $68.9 million.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

5.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive loss was $26.7 million and $106.3 million for the three months and six months ended January 31, 2009, respectively.  Comprehensive income was $49.2 million and $42.6 million for the three months and six months ended January 31, 2008, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Beginning of period	$16,804	$67,771	$51,036	$45,939
Cumulative translation adjustment	(4,234)	(12,618)	(37,480)	8,779
Unrealized gain on securities, net	1,114	940	128	1,375
End of period	$13,684	$56,093	$13,684	$56,093

6.  DISPOSITION OF BAILEY BANKS & BIDDLE

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

	Three Months Ended	Six Months Ended
	January 31,	January 31,
	2008	2008
Revenues	$5,602	$56,585

Earnings (loss) before income taxes	$186	$(2,604)
Income tax (expense) benefit	(73)	1,016
Earnings (loss) from discontinued operations	113	(1,588)
Gain on sale of Bailey Banks & Biddle, net of taxes	8,068	8,068
Earnings from discontinued operations	$8,181	$6,480

7.  DEBT

As of January 31, 2009, our U.S. and Canadian revolving credit facilities provided for borrowings up to $500 million and CAD $30 million, respectively.  The borrowings under the U.S. facility are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million.  As of January 31, 2009, we had approximately $110 million available in borrowing capacity under our $500 million U.S.

credit facility.  Under the terms of the U.S. credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.

Based on an inventory appraisal performed in January 2009, the available borrowings under the credit facility are currently determined under item (2) described above and are capped at approximately 73 percent of the cost of eligible inventory during October through December and approximately 63 percent for the remainder of the year.  In February 2009, we terminated our Canadian facility and entered into certain Joinder Agreements under which we will utilize our Canadian and Puerto Rican subsidiaries’ inventory, credit card receivables and certain other assets as collateral under the U.S. facility.  The increase in collateral under the U.S. facility offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value.  There were no borrowings outstanding under the Canadian facility at the time of termination.

8.  INCOME TAXES

During the second quarter of fiscal 2009, we revoked our election under Accounting Principles Board No. 23, “Accounting for Income Taxes-Special Areas” (“APB 23”) to indefinitely reinvest certain foreign earnings outside the U.S.  The decision to revoke our APB 23 election was made as a result of our decision to include our Canadian subsidiaries’ inventory, credit card receivables and certain other assets as collateral under our U.S. credit facility.  The revocation of APB 23 resulted in additional tax expense totaling $18.6 million in the second quarter of fiscal 2009.  The additional expense consists of federal and state income taxes totaling $36.1 million related to the distribution of Canadian earnings, partially offset by $17.5 million in foreign tax credits.  The foreign tax credits are net of a $35.0 million valuation allowance established due to uncertainties surrounding their utilization.

  In addition, a $5.0 million goodwill impairment charge was recognized during the second quarter of fiscal 2009.  The impairment charge is not tax deductible and therefore had no effect on tax expense, however, the tax rate was favorably impacted.

9.  SEGMENTS

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2009	2008	2009	2008
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$593,108	$735,075	$907,136	$1,060,751
Kiosk	83,075	89,874	130,077	138,312
All Other	3,208	2,871	6,307	6,020
Total revenues	$679,391	$827,820	$1,043,520	$1,205,083

Depreciation and amortization:
Fine Jewelry	$10,858	$10,840	$21,662	$21,453
Kiosk	1,233	1,354	2,503	2,718
All Other	—	—	—	—
Unallocated	2,853	2,952	5,879	6,059
Total depreciation and amortization	$14,944	$15,146	$30,044	$30,230

Operating (loss) earnings:
Fine Jewelry (b)	$(11,206)	$87,408	$(55,710)	$62,715
Kiosk	8,759	13,743	3,748	7,984
All Other	1,811	1,388	3,151	2,814
Unallocated (c)	(14,607)	(15,075)	(25,720)	(23,507)
Total operating (loss) earnings	$(15,243)	$87,464	$(74,531)	$50,006

(a)   Includes $97.6 and $130.4 million for the three month periods ended January 31, 2009 and 2008, respectively, and $154.0 and $184.1 million for the six month periods ended January 31, 2009 and 2008, respectively, related to foreign operations.

(b)   Includes impairments related to long-lived assets associated with underperforming stores totaling $8.2 million and $1.6 million for the three and six month periods ended January 31, 2009 and 2008, respectively.  Also includes $5.0 million related to a goodwill impairment charge recorded during the quarter ended January 31, 2009.

(c)   Includes $16.5 million and $19.2 million for the three month periods ended January 31, 2009 and 2008, and $31.7 and $35.8 million for the six month periods ended January 31, 2009 and 2008, respectively, to offset internal carrying costs charged to the segments.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

10.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remain contingently liable for the leases for the remainder of the respective current lease terms, which generally range from fiscal 2009 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totals approximately $71 million as of January 31, 2009.  In addition, we may be obligated for common area charges and other payments.  On February 26, 2009, Finlay announced its intention to close a number of its specialty jewelry stores, but did not indicate the number of Bailey Banks & Biddle stores that will be closed.  We have not recorded a liability for any of these leases at this time based upon, among other things, our current assessment regarding the likelihood of payment.  There can be no assurance that this assessment will prove accurate.

Under an arrangement with Citibank, N.A, Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  Our Canadian subsidiary currently does not satisfy a fixed charge coverage covenant.  As a result, Citibank has the right to terminate the agreement with that subsidiary.  Our U.S. subsidiary currently does not satisfy a minimum sales threshold.  As a result, Citibank may require our U.S. subsidiary to pay a fee equal to the fees that would have been paid had the minimum sales threshold been met.  If we determine not to pay the additional fee, we have 180 days in which to move the private label card program to another provider.  We currently are in discussions with Citibank regarding the covenant violations and the general operation and economics of the arrangement.  To date, Citibank has not sought to terminate either agreement, although they have requested a letter of credit.  Any disruption in our arrangement with Citibank, particularly in the current credit market in which replacing Citibank might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

In September 2008, one of our vendors filed for bankruptcy protection.  As of January 31, 2009, an affiliate of the vendor held approximately 5,000 ounces of gold, or $4.0 million, belonging to the Company.  Although we believe we are entitled to the return of the gold, it appears likely that not all of the gold will be returned.  We estimate that the maximum amount we will receive from the vendor is approximately $3 million and, as a result, recorded a $1.0 million charge in selling, general and administrative expenses during the quarter ended January 31, 2009.

We settled our California wage and hour and Salvato v. Zale Corp. disputes during the quarter ended October 31, 2008.  The settlements were subject to fairness hearings that took place on November 21, 2008.  Both settlements were approved, however, the wage and hour dispute is subject to subsequent consideration of attorneys’ fees and subsequent claims.  See Note 15 to the consolidated financial statements in Item 8 of our Form 10-K for additional information related to these cases and certain other litigation matters.

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

11.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Deferred revenue, beginning of period	$174,223	$103,934	$168,811	$89,574
Warranties sold (a)	35,389	42,688	52,248	66,591
Revenue recognized	(12,440)	(9,976)	(23,887)	(19,519)
Deferred revenue, end of period	$197,172	$136,646	$197,172	$136,646

(a)    Warranty sales for the three and six months ended January 31, 2009 include approximately $0.4 million and $4 million, respectively, related primarily to the impact of the decline in the Canadian currency rate on the beginning of the period deferred revenue balance.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2009, we operated 1,386 fine jewelry stores and 701 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

The Fine Jewelry segment focuses on diamond product, but differentiates its brands to the consumer through merchandise assortments and marketing.  The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks in the United States of America operating primarily under the name Piercing Pagoda®.   The All Other segment consists primarily of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

Our results for the second quarter of fiscal 2009 were negatively impacted by the general decline in the overall retail environment and our highly promotional pricing, primarily in the form of store-wide discounts.  Customer traffic and transactions were down significantly and both comparable store sales and gross margins decreased sharply.  We believe a portion of the deterioration in our results was a direct result of our aggressive promotional stance.  Our strategy for the Holiday season initially emphasized emotion and item-specific promotions.  As it became clear that the deteriorating retail environment was not going to improve, we adjusted our strategy to emphasize store-wide discounts.  We believe this approach negatively affected gross margins.  Immediately following the Holiday season, we returned to our strategy that emphasized emotion and item-specific promotions.  This resulted in a return to gross margins of approximately 50 percent from January through Valentine’s Day.

We believe the three initiatives we implemented over the last year remain critical to our long-term success.  The initiatives include (1) focusing on our core customer by providing clarity and value through compelling merchandise assortments, cleaner in-store presentation and an improved marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service, and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.   We believe the most important of these initiatives under the current economic environment is maintaining financial discipline.  We continue to look for efficiencies in the business and opportunities to align our cost structure with sales trends.  Accordingly, in February 2009 we announced inventory and cost savings initiatives that will be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively.  The cost savings consist primarily of selling, general and administrative expenses.  This is in addition to the $100 million in permanent inventory reductions and the $75 million in annualized cost savings announced in February 2008.  As of January 31, 2009, we have realized cost savings associated with the February 2008 initiative totaling approximately $33 million and expect to achieve our goal of $75 million in estimated annualized savings in fiscal 2009.  We also have maintained financial discipline through the estimated reduction of capital spending from $85 million in fiscal 2008 to approximately $31 million in fiscal 2009.

During the six month period ended January 31, 2009, the Canadian currency rate decreased by approximately 17 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the decline in the currency rate resulted in a $20.6 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $10.5 million and $6.7 million, respectively.  In addition, as a result of the decline in the Canadian currency rate we recorded losses associated with the settlement of Canadian accounts payable totaling $6.8 million during the six months ended January 31, 2009 compared to a gain of $0.4 million during the same period in the prior year.

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	56.0	50.7	54.4	49.7
Selling, general and administrative	41.9	36.5	48.2	43.2
Cost of insurance operations	0.2	0.2	0.3	0.3
Depreciation and amortization	2.2	1.8	2.9	2.5
Impairment charges	1.9	0.2	1.3	0.1
Operating (loss) earnings	(2.2)	10.6	(7.1)	4.1
Interest expense	0.5	0.4	0.6	0.6
(Loss) earnings before income taxes	(2.7)	10.2	(7.8)	3.5
Income tax expense (benefit)	0.8	3.8	(1.2)	1.3
(Loss) earnings from continuing operations	(3.5)	6.4	(6.6)	2.2
Earnings from discontinued operations, net of taxes	—	1.0	—	0.5
Net (loss) earnings	(3.5)%	7.3%	(6.6)%	2.7%

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Revenues.  Revenues for the quarter ended January 31, 2009 were $679.4 million, a decrease of 17.9 percent compared to revenues of $827.8 million for the same period in the prior year.  Comparable store sales decreased 18.1 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 17.3 percent decrease in the number of customer transactions in our fine jewelry stores.  We attribute the decline in customer transactions primarily to the general decline in the overall retail environment.  The decline was also due to the $16.9 million impact associated with the decrease in the Canadian currency rate, partially offset by a $2.5 million increase in revenues recognized related to lifetime warranties.

The Fine Jewelry segment contributed $593.1 million of revenues in the quarter ended January 31, 2009, compared to $735.1 million for the same period in the prior year, representing a decrease of 19.3 percent.

Revenues include $83.1 million in the Kiosk Jewelry segment compared to $89.9 million in the prior year, representing a decrease of 7.6 percent.   The decline in revenues is due primarily to a decrease in the number of open kiosks from 766 to 701 as of January 31, 2008 and 2009, respectively.

The All Other segment operations provided $3.2 million in revenues for the quarter ended January 31, 2009 as compared to $2.9 million for the same period in the prior year, representing an increase of 11.7 percent.

During the quarter ended January 31, 2009, we opened seven stores in the Fine Jewelry segment.  In addition, we closed 20 stores in the Fine Jewelry segment and 30 locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 56.0 percent for the quarter ended January 31, 2009, compared to 50.7 percent for the same period in the prior year.  The increase is primarily due to an increase in store-wide discounts compared to the same period in the prior year.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 41.9 percent of revenues for the quarter ended January 31, 2009 compared to 36.5 percent for the same period last year.  On a dollar basis, SG&A decreased by $17.9 million to $284.4 million for the quarter ended January 31, 2009.  The percentage increase is due to lower total revenues during the quarter compared to the same period in the prior year.  The dollar decrease is the result of our expense reduction initiative totaling 310 basis points, or $20.9 million, for the quarter ended January 31, 2009, partially offset by a 90 basis point increase in legal, severance and other corporate costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended January 31, 2009 and 2008 was 2.2 percent and 1.8 percent, respectively.  The increase is due to lower total revenues during the quarter compared to the same period in the prior year.

Impairment Charges.  Impairment charges for the quarter ended January 31, 2009 and 2008 includes $8.2 million and $1.6 million, respectively, related to long-lived assets associated with underperforming stores.  In addition, during the quarter ended January 31, 2009, a $5.0 million goodwill impairment charge was recorded related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2009 and 2008 was 0.5 percent and 0.4 percent, respectively.  The increase in interest expense was a result of an increase in borrowings and lower total revenues compared to the same period in the prior year, substantially offset by a decrease in the weighted average effective interest rate from 6.4 percent last year to 2.8 percent this year.

Income Tax Expense.  Income tax expense totaled $5.1 million for the quarter ended January 31, 2009 compared to $31.8 million for the same period in the prior year.  Income tax expense for the second quarter of fiscal 2009 includes a net charge totaling $18.6 million related to our decision to revoke our election under Accounting Principles Board No. 23, “Accounting for Income Taxes-Special Areas” (“APB 23”) to indefinitely reinvest certain foreign earnings outside the U.S.  Excluding the $18.6 million of additional tax expense, the income tax benefit would have been $13.5 million and the effective tax rate would have been 73.1 percent for the quarter ended January 31, 2009 compared to 37.7 percent for the same period in the prior year.  The increase in the effective tax rate is primarily related to the cumulative impact of an increase in the estimated annual tax rate resulting from operating losses generated in our U.S. subsidiaries that are taxed at a higher rate than the operating earnings generated in our Canadian subsidiaries.

Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

Revenues.  Revenues for the six months ended January 31, 2009 were $1,043.5 million, a decrease of 13.4 percent compared to revenues of $1,205.1 million for the same period in the prior year.  Comparable store sales decreased 13.7 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 14.2 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price.  We attribute the decline in customer transactions primarily to the general decline in the overall retail environment.  The decline was also due to the $20.6 million impact associated with the decrease in the Canadian currency rate, partially offset by a $4.4 million increase in revenues recognized related to lifetime warranties.

The Fine Jewelry segment contributed $907.1 million of revenues in the six months ended January 31, 2009, compared to $1,060.8 million for the same period in the prior year, representing a decrease of 14.5 percent.

Revenues include $130.1 million in the Kiosk Jewelry segment compared to $138.3 million in the prior year, representing a decrease of 6.0 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks from 766 to 701 as of January 31, 2008 and 2009, respectively.

The All Other segment operations provided $6.3 million in revenues for the six months ended January 31, 2009 as compared to $6.0 million for the same period in the prior year, representing an increase of 4.8 percent.

During the six months ended January 31, 2009, we opened 13 stores in the Fine Jewelry segment.  In addition, we closed 23 stores in the Fine Jewelry segment and 38 locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 54.4 percent for the six months ended January 31, 2009, compared to 49.7 percent for the same period in the prior year.  The increase is primarily due to an increase in store-wide discounts compared to the same period in the prior year.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 48.2 percent of revenues for the six months ended January 31, 2009 compared to 43.2 percent for the same period last year.  On a dollar basis, SG&A decreased by $17.6 million to $503.5 million for the six months ended January 31, 2009.  The percentage increase is due to lower total revenues during the six months compared to the same period in the prior year.  The dollar decrease is the result of our expense reduction initiative totaling 250 basis points, or $26.4 million, for the six months ended January 31, 2009, partially offset by an 80 basis point increase in legal, severance and other corporate costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2009 and 2008 was 2.9 percent and 2.5 percent, respectively.  The increase is due to lower total revenues during the six months compared to the same period in the prior year.

Impairment Charges.  Impairment charges for the six months ended January 31, 2009 and 2008 includes $8.2 million and $1.6 million, respectively, related to long-lived assets associated with underperforming stores.  In addition, during the quarter ended January 31, 2009, a $5.0 million goodwill impairment charge was recorded related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2009 and 2008 was flat at 0.6 percent.  The weighted average effective interest rate decreased from 6.4 percent last year to 3.4 percent this year.  The decrease in the weighted average effective interest rate was offset by an increase in borrowings and lower total revenues during the six months compared to the same period in the prior year.

Income Tax (Benefit) Expense.  The effective tax rate for the six months ended January 31, 2009 and 2008 was 15.2 percent and 38.4 percent, respectively.  The decrease in the effective tax rate for the six months ended January 31, 2009 relates primarily to a net charge totaling $18.6 million associated with our decision to revoke our election under APB 23 to indefinitely reinvest certain foreign earnings outside the U.S.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  In addition, from time to time we have repurchased shares of our common stock.

Net cash from operating activities decreased from $18.6 million for the six months ended January 31, 2008 to a deficit of $35.7 million for the six months ended January 31, 2009.  The decrease is primarily the result of operating losses generated during the six months ended January 31, 2009 compared to operating earnings in the same period in the prior year.  The operating losses in the current year were due, in part, to an increase in store-wide discounts.  The decrease is also the result of a decrease in net cash received related to deferred revenues for lifetime warranties of approximately $19 million compared to the same period in the prior year.  The decrease was partially offset by an approximately $16 million decrease in amounts due from vendors for returned merchandise and vendor deposits.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at January 31, 2009 was $847.3 million, a decrease of $102.1 million compared to inventory levels at January 31, 2008. The decrease in inventory was primarily the result of an aggressive merchandise clearance program that began during the third quarter of fiscal 2008 and was substantially completed during the first quarter of fiscal 2009, partially offset by lower than expected sales during the second quarter of fiscal 2009.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facilities and vendor payment terms.  As of January 31, 2009, our U.S. and Canadian revolving credit facilities provided for borrowings up to $500 million and CAD $30 million, respectively.  The borrowings under the U.S. facility are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million.  Under the terms of the U.S. credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.  Vendor purchase order terms typically require payment within 60 days.

Based on an inventory appraisal performed in January 2009, the available borrowings under the credit facility are currently determined under item (2) described above and are capped at approximately 73 percent of the cost of eligible inventory during October through December and 63 percent for the remainder of the year.  In February 2009, we terminated our Canadian facility and entered into certain Joinder Agreements under which we will utilize our Canadian and Puerto Rican subsidiaries’ inventory, credit card receivables and certain other assets as collateral under the U.S. facility.  The increase in collateral under the U.S. facility offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value.  There were no borrowings outstanding under the Canadian facility at the time of termination.

As of January 31, 2009, we had cash and cash equivalents totaling $73.1 million.  We also had approximately $110 million available in borrowing capacity under our U.S. revolving credit facility.  As we managed our seasonal needs for cash, payments totaling approximately $37 million that typically would have been paid earlier were delayed until after January 31, 2009.  Substantially all of these payments were made during the first 10 days of February.  We believe that we have sufficient capacity under our U.S revolving credit facility to meet our foreseeable financing needs.  In reaching this conclusion we have taken into account the possibility that we will be required to make payments with respect to a portion of the operating leases related to Bailey Banks & Biddle stores that were sold in November 2007.  See Note 10 to our financial statements for further details.

Under an arrangement with Citibank, N.A, Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  Our Canadian subsidiary currently does not satisfy a fixed charge coverage covenant.  As a result, Citibank has the right to terminate the agreement with that subsidiary.  Our U.S. subsidiary currently does not satisfy a minimum sales threshold.  As a result, Citibank may require our U.S. subsidiary to pay a fee equal to the fees that would have been paid had the minimum sales threshold been met.  If we determine not to pay the additional fee, we have 180 days in which to move the private label card program to another provider.  We currently are in discussions with Citibank regarding the covenant violations and the general operation and economics of the arrangement.  To date, Citibank has not sought to terminate either agreement, although they have requested a letter of credit.  Any disruption in our arrangement with Citibank, particularly in the current credit market in which replacing Citibank might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

During fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the stock repurchase program, we repurchased a total of 17.6 million shares of our common stock, or $326.7 million, in fiscal 2008.  As of January 31, 2009, we have approximately $23.3 million in remaining authorization under our repurchase program.

Capital Growth

During the six months ended January 31, 2009, we invested approximately $5.7 million in capital expenditures to open 13 new stores in the Fine Jewelry segment.  We invested approximately $14.1 million to remodel, relocate and refurbish 27 stores in our Fine Jewelry segment, 6 stores in our Kiosk Jewelry segment and to complete store enhancement projects.  We also invested $1.3 million in infrastructure, primarily related to our information technology and distribution centers. We anticipate investing approximately $9.4 million in capital expenditures for the remainder of fiscal year 2009, including two new store openings in the Peoples Jewellers and Zales Outlet brands, and approximately $3.4 million in capital investments related to information technology infrastructure and support operations.

Off-Balance Sheet Arrangements

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remain contingently liable for the leases for the remainder of the respective current lease terms, which generally range from fiscal 2009 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totals approximately $71 million as of January 31, 2009.  In addition, we may be obligated for common area charges and other payments.  On February 26, 2009, Finlay announced its intention to close a number of its specialty jewelry stores, but did not indicate the number of Bailey Banks & Biddle stores that will be closed.  Finlay has not informed us when it will finalize their store closure plans, but it could be in the near term.  We have not recorded a liability for any of these leases at this time based upon, among other things, our current assessment regarding the likelihood of payment.  There can be no assurance that this assessment will prove accurate.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows.  During the six months ended January 31, 2009, the Canadian currency rate decreased by approximately 17 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the decline in the currency rate resulted in a $20.6 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $10.5 million and $6.7 million, respectively.  In addition, as a result of the decline in the Canadian currency rate we recorded losses associated with the settlement of Canadian accounts payable totaling $6.8 million during the six months ended January 31, 2009 compared to a gain of $0.4 million during the same period in the prior year.

At January 31, 2009, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth in Part I of this report.

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

Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting consumers such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where we operate, can impact sales and earnings.  Recently the economic downturn has significantly impacted our sales and the continuation of this downturn, and particularly its worsening, would have a material adverse impact on our business and financial condition.

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

We purchase much of our inventory well in advance of each selling period. In the event we misjudge consumer preferences or demand, we will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected which could have a material adverse impact on our business and financial condition.

Any failure of our pricing and promotional strategies to be as effective as desired will negatively impact our sales and earnings.

 We set the prices for our products and establish product specific and store-wide promotions in order to generate store traffic and sales.  While these decisions are intended to maximize our sales and earnings, in some instances they do not.  For instance, promotions, which can require substantial lead time, may not be as effective as desired or may prove unnecessary in certain economic circumstances.  Where we have implemented a pricing or promotional strategy that does not work as expected, our sales and earnings will be adversely impacted.

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

Under an arrangement with Citibank, Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  Our Canadian subsidiary currently does not satisfy a fixed charge coverage covenant.  As a result, Citibank has the right to terminate the agreement with that subsidiary.  Our U.S. subsidiary currently does not satisfy a minimum sales threshold.  As a result, Citibank may require our U.S. subsidiary to pay a fee equal to the fees that would have been paid had the minimum sales threshold been met.  If we determine not to pay the additional fee, we have 180 days in which to move the private label card program to another provider.  We currently are in discussions with Citibank regarding the covenant violations and the general operation and economics of the arrangement.  To date, Citibank has not sought to terminate either agreement, although they have requested a letter of credit.  Any disruption in our arrangement with Citibank, particularly in the current credit market in which replacing Citibank might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

If the credit markets continue to deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

We utilize revolving credit facilities to finance our working capital requirements, including the purchase of inventory, among other things.  If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of continued deterioration in the credits markets, our business could be significantly impacted.  In addition, the amount of available borrowings under our U.S. credit facility is based, in part, by the appraised liquidation value of our inventory.  Any declines in the appraised value of our inventory could impact our ability to obtain the financing necessary to operate our business.

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

We currently are contingently liable for most of the store operating leases associated with the Bailey Banks & Biddle brand that was sold in November 2007 to Finlay Fine Jewelry Corporation.  See Note 10 to our financial statements for more information related to our contingent liability.  As those leases are extended, or materially amended, we generally will be released from our contingent obligation.  If Finlay fails to perform under the leases, we could be liable for some or all of the remaining amounts due under the leases, which could be a significant amount and would negatively impact our earnings and financial condition.  The undiscounted future base rent payments for these leases total approximately $71 million as of January 31, 2009.  In addition, we may be obligated for common area charges and other payments.  On February 26, 2009, Finlay announced its intention to close a number of its specialty jewelry stores, but did not indicate the number of Bailey Banks & Biddle stores that will be closed.  Finlay has not informed us when it will finalize their store closure plans, but it could be in the near term.

Changes in estimates, assumptions and judgments made by management related to our evaluation of goodwill and store impairments could significantly affect our financial results.

Evaluating the need for goodwill and store impairments is highly complex and involves many subjective estimates, assumptions and judgments by our management.  For instance, management makes estimates and assumptions with respect to future cash flow projections, terminal growth rates, discount rates and long-term business plans.  If our actual results are not consistent with our estimates, assumptions and judgments by our management, we may be required to recognize additional impairments.

Additional factors that may adversely affect our financial performance.

Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

Item 6.  EXHIBITS

10.1	Non-Employee Director Equity Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2008, Exhibit 10.1).
10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2008, Exhibit 10.2).
10.3	Form of Deferred Stock Unit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2008, Exhibit 10.3).
10.4	Amended and Restated Employment Agreement with Neal Goldberg (incorporated by reference to the Company’s Current Report on Form 8-K filed December 24, 2008, Exhibit 10.1).
10.5	Form of Amended and Restated Employment Security Agreement with Executive Vice Presidents (incorporated by reference to the Company’s Current Report on Form 8-K filed December 24, 2008, Exhibit 10.2).
10.6	Merchant Services Agreement
10.7	Private Label Credit Card Program Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Interim Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: March 11, 2009	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
Interim Chief Financial Officer
(principal financial officer of the registrant)