Form 10-Q
period 2009-04-30
ZALE CORP
filed 2009-06-09
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Zale Corporation was not required to submit electronically and post on the Company’s website Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months due to the Rule not being applicable to the Company for the current and previous periods.

Zale Corporation is a large accelerated filer.

Zale Corporation is not a shell company.

As of June 1, 2009, 31,983,913 shares of Zale Corporation’s Common Stock, par value $.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Revenues	$379,110	$476,736	$1,422,630	$1,681,819
Cost and expenses:
Cost of sales	189,075	250,196	757,209	849,082
Selling, general and administrative	209,509	231,660	713,003	752,777
Cost of insurance operations	1,804	1,875	4,960	5,087
Depreciation and amortization	14,453	14,887	44,498	45,117
Impairment charges	—	—	13,221	1,632
Operating (loss) earnings	(35,731)	(21,882)	(110,261)	28,124
Interest expense	1,929	1,769	8,633	9,590
(Loss) earnings before income taxes	(37,660)	(23,651)	(118,894)	18,534
Income tax (benefit) expense	(14,465)	(6,254)	(26,776)	9,934
(Loss) earnings from continuing operations	(23,195)	(17,397)	(92,118)	8,600
Earnings from discontinued operations, net of taxes	—	604	—	7,084
Net (loss) earnings	$(23,195)	$(16,793)	$(92,118)	$15,684

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.73)	$(0.42)	$(2.89)	$0.19
Earnings from discontinued operations	$—	$0.02	$—	$0.16
Net (loss) earnings per share	$(0.73)	$(0.40)	$(2.89)	$0.35

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.73)	$(0.42)	$(2.89)	$0.19
Earnings from discontinued operations	$—	$0.02	$—	$0.16
Net (loss) earnings per share	$(0.73)	$(0.40)	$(2.89)	$0.35

Weighted average number of common shares outstanding:
Basic	31,972	41,568	31,879	45,319
Diluted	31,972	41,568	31,879	45,414

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2009	July 31, 2008	April 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$23,950	$65,579	$67,648
Merchandise inventories	758,994	779,565	866,961
Other current assets	83,260	125,446	91,917
Total current assets	866,204	970,590	1,026,526

Property and equipment	708,632	734,760	713,513
Less accumulated depreciation and amortization	(447,894)	(436,873)	(427,445)
Net property and equipment	260,738	297,887	286,068

Goodwill	87,454	103,685	105,011
Other assets	28,289	35,946	35,953
Deferred tax asset	54,642	14,514	3,963
Total assets	$1,297,327	$1,422,622	$1,457,521

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$220,228	$262,275	$287,236
Deferred tax liability	71,915	65,956	56,521
Total current liabilities	292,143	328,231	343,757

Long-term debt	332,800	326,306	269,106
Other liabilities	188,916	169,285	159,962

Contingencies (see Note 10)

Stockholders’ Investment:
Common stock	488	488	488
Additional paid-in capital	147,271	144,456	143,376
Accumulated other comprehensive income	18,217	51,036	53,356
Accumulated earnings	787,395	879,514	883,795
	953,371	1,075,494	1,081,015
Treasury stock	(469,903)	(476,694)	(396,319)
Total stockholders’ investment	483,468	598,800	684,696
Total liabilities and stockholders’ investment	$1,297,327	$1,422,622	$1,457,521

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) earnings	$(92,118)	$15,684
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	45,015	45,625
Deferred taxes	(34,783)	(19,254)
Loss on disposition of property and equipment	2,965	2,346
Impairment charges	13,221	1,632
Stock-based compensation	4,546	3,249
Earnings from discontinued operations	—	(7,084)
Changes in assets and liabilities:
Merchandise inventories	5,212	(14,421)
Other current assets	41,049	26,482
Other assets	2,894	1,628
Accounts payable and accrued liabilities	(39,037)	(20,285)
Other liabilities	22,929	50,873
Net cash (used in) provided by operating activities	(28,107)	86,475

Cash Flows From Investing Activities:
Payments for property and equipment	(25,136)	(56,234)
Purchase of available-for-sale investments	(19,112)	(7,483)
Proceeds from sales of available-for-sale investments	23,286	6,037
Net cash used in investing activities	(20,962)	(57,680)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	4,058,600	2,680,950
Payments on revolving credit agreement	(4,052,105)	(2,639,150)
Proceeds from exercise of stock options	6,211	1,984
Excess tax benefit on stock options exercised	158	53
Purchases of treasury stock	—	(246,319)
Net cash provided by (used in) financing activities	12,864	(202,482)

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(21,593)
Net cash provided by investing activities of discontinued operations	—	225,052
Net cash provided by discontinued operations	—	203,459

Effect of exchange rate changes on cash	(5,424)	233

Net change in cash and cash equivalents	(41,629)	30,005
Cash and cash equivalents at beginning of period	65,579	37,643
Cash and cash equivalents at end of period	$23,950	$67,648

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. As of April 30, 2009, we operated 1,356 specialty retail jewelry stores and 694 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

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

As of April 30, 2009, our insurance subsidiaries held investments of $23.6 million in debt and equity securities that are required to be measured at fair value on a recurring basis.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.

3.  GOODWILL

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value.  We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections.  As a result of the decline in the overall retail environment and the significant decline in our market capitalization through the Holiday season, we concluded that an interim impairment test was necessary and performed the test as of December 31, 2008.  Based on the test results, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment.  The charge is included in impairment charges in the consolidated statements of operations.  No impairments were recorded for the $68.1 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  The fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 51 percent and 27 percent, respectively, to be considered for potential impairment.  The key assumptions used to determine the fair value of our reporting units include (1) cash flow projections for five years, (2) terminal year growth rates of two percent, and (3) discount rates of 15 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

During the second and third quarter of fiscal 2009, our market capitalization was below carrying value.  While we considered the market capitalization decline in our evaluation of fair value, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributable to negative market conditions as a result of the credit crisis, indications of a general recession and the deterioration in the retail environment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2009	2008
Goodwill, beginning of period	$103,685	$100,740
Impairment charges	(5,020)	—
Foreign currency adjustments	(11,211)	4,271
Goodwill, end of period	$87,454	$105,011

4.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted net earnings per share reflect the dilutive effect of the assumed exercise of stock options and vesting of restricted share awards.  For the calculation of diluted net earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  We had approximately 2.9 million and 2.7 million stock options outstanding for the nine month periods ended April 30, 2009 and 2008, respectively, which were not included in the diluted net earnings (loss) per share calculation because the effect would have been antidilutive.

During the nine month period ended April 30, 2009, we incurred a net loss of $92.1 million.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

5.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive loss was $18.7 million and $124.9 million for the three months and nine months ended April 30, 2009, respectively.  Comprehensive loss was $19.5 million and comprehensive income was $23.1 million for the three months and nine months ended April 30, 2008, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Beginning of period	$13,684	$56,093	$51,036	$45,939
Cumulative translation adjustment	4,738	(2,507)	(32,741)	6,272
Unrealized gain on securities, net	(205)	(230)	(78)	1,145
End of period	$18,217	$53,356	$18,217	$53,356

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

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2008	2008
Revenues	$—	$56,585

Loss before income taxes	$—	$(2,604)
Income tax benefit	—	1,016
Loss from discontinued operations	—	(1,588)
Gain on sale of Bailey Banks & Biddle, net of taxes	604	8,672
Earnings from discontinued operations	$604	$7,084

7.  DEBT

As of April 30, 2009, our U.S. revolving credit facility provided for borrowings up to $500 million.  The borrowings under the U.S. facility are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and approximately 69 percent for the remainder of the fiscal year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million.  As of April 30, 2009, we had approximately $147 million available in borrowing capacity under our $500 million U.S. credit facility.  Under the terms of the U.S. credit facility, we are required to maintain $50 million of borrowing capacity or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.

Based on an inventory appraisal performed in January 2009, the available borrowings under the U.S. credit facility are currently determined under item (2) described above and are capped at approximately 63 percent of the cost of eligible inventory during January through September.  The amount of available borrowings will continue to be calculated under item (1) described above during October through December.  In February 2009, we terminated our $30 million Canadian credit facility and entered into certain Joinder Agreements under which we will utilize our Canadian and Puerto Rican subsidiaries’ inventory, credit card receivables and certain other assets as collateral under the U.S. facility.  The increase in collateral under the U.S. facility offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value.  There were no borrowings outstanding under the Canadian facility at the time of termination.

8.  INCOME TAXES

During the second quarter of fiscal 2009, we revoked our election under Accounting Principles Board No. 23, “Accounting for Income Taxes-Special Areas” (“APB 23”) to indefinitely reinvest certain foreign earnings outside the U.S.  The decision to revoke our APB 23 election was made as a result of our decision to include our Canadian subsidiaries’ inventory, credit card receivables and certain other assets as collateral under our U.S. credit facility.  The revocation of APB 23 resulted in additional tax expense totaling $11.7 million for the nine months ended April 30, 2009.  The additional expense consists of federal and state income taxes totaling $35.1 million related to the distribution of Canadian earnings, partially offset by $23.4 million in foreign tax credits.  The foreign tax credits are net of a $29.0 million valuation allowance established due to uncertainties surrounding their utilization.

In addition, a $5.0 million goodwill impairment charge was recognized during the second quarter of fiscal 2009 and a $2.7 million income tax charge was recorded during the third quarter of fiscal 2009 related to the expiration of certain net operating loss carryforwards.  The impairment charge is not tax deductible and therefore had no effect on tax expense, however, the tax rate was favorably impacted.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
Selected Financial Data by Segment	2009	2008	2009	2008
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$321,390	$417,365	$1,228,526	$1,478,116
Kiosk	54,449	56,135	184,526	194,447
All Other	3,271	3,236	9,578	9,256
Total revenues	$379,110	$476,736	$1,422,630	$1,681,819

Depreciation and amortization:
Fine Jewelry	$10,446	$10,630	$32,108	$32,083
Kiosk	1,183	1,304	3,686	4,022
All Other	—	—	—	—
Unallocated	2,824	2,953	8,704	9,012
Total depreciation and amortization	$14,453	$14,887	$44,498	$45,117

Operating (loss) earnings:
Fine Jewelry (b)	$(28,503)	$(17,069)	$(84,862)	$42,915
Kiosk	494	(122)	4,242	7,863
All Other	1,467	1,361	4,618	4,302
Unallocated (c)	(9,189)	(6,052)	(34,259)	(26,956)
Total operating (loss) earnings	$(35,731)	$(21,882)	$(110,261)	$28,124

(a)   Includes $47.0 and $65.5 million for the three month periods ended April 30, 2009 and 2008, respectively, and $201.0 and $249.6 million for the nine month periods ended April 30, 2009 and 2008, respectively, related to foreign operations.

(b)   Includes impairments related to long-lived assets associated with underperforming stores totaling $8.2 million and $1.6 million for the nine month periods ended April 30, 2009 and 2008, respectively.  Also includes $5.0 million related to a goodwill impairment charge recorded in the second quarter of fiscal 2009.

(c)   Includes $15.3 million and $16.3 million for the three month periods ended April 30, 2009 and 2008, and $46.9 and $52.1 million for the nine month periods ended April 30, 2009 and 2008, respectively, to offset internal carrying costs charged to the segments.

Income tax information by segment has not been included as taxes are calculated on a consolidated basis and not allocated to each segment.

10.  CONTINGENCIES

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totaled approximately $67 million as of April 30, 2009.  We may also be obligated for common area charges and other payments.  In May 2009, we began negotiations with the landlords to release us as the guarantor of the leases for specified payments.  These payments would eliminate any future contingent liability associated with the Bailey Banks & Biddle leases.  It is uncertain at this time if these negotiations will be successful and, if not, whether any payments would be required in the future as a result of default by Finlay.  The possible loss or range of loss related to the leases cannot be reasonably estimated at this time.  As a result, we have not recorded a liability as of April 30, 2009.

Under an arrangement with Citibank, N.A (“CITI”), CITI provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance.  Customers use our CITI arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  As of April 30, 2009, our Canadian subsidiary did not satisfy a fixed charge coverage covenant which could allow CITI to terminate the agreement upon 30 days written notice and our U.S. subsidiary did not satisfy a minimum sales threshold which could allow CITI to terminate the agreement upon 180 days written notice if certain cure provisions are not met by us.  In June 2009, we amended the agreements with CITI as follows: (1) CITI waived its right to terminate both agreements for the covenant violations described above prior to March 2010, (2) we will provide CITI a $5 million letter of credit and, for the period November 15 through February 14 of each year, an additional $10 million seasonal letter of credit in connection with our U.S. agreement, (3) the minimum sales threshold was lowered related to our U.S. subsidiary and (4) CITI released its right to require us to purchase the U.S. receivable portfolio upon termination of the agreement as a result of our failure to meet the minimum sales threshold.

In September 2008, one of our vendors filed for bankruptcy protection.  As of April 30, 2009, an affiliate of the vendor held approximately 5,000 ounces of gold, or $4.0 million, belonging to the Company.  Although we believe we are entitled to the return of the gold, it appears likely that not all of the gold will be returned.  We estimate that the maximum amount we will receive from the vendor is approximately $1.8 million and, as a result, recorded a $2.2 million charge in selling, general and administrative expenses during fiscal 2009.

We settled our California wage and hour and Salvato v. Zale Corporation, et al disputes during the quarter ended October 31, 2008.  The settlements were subject to fairness hearings that took place on November 21, 2008.  Both settlements were approved and the cases are now concluded.  See Note 15 to the consolidated financial statements in Item 8 of our Form 10-K for additional information related to these cases and certain other litigation matters.

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

11.  DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Deferred revenue, beginning of period	$197,172	$136,646	$168,811	$89,574
Warranties sold (a)	20,690	28,044	72,938	94,635
Revenue recognized	(13,619)	(10,946)	(37,506)	(30,465)
Deferred revenue, end of period	$204,243	$153,744	$204,243	$153,744

(a)    Warranty sales for the nine months ended April 30, 2009 include approximately $3.5 million related primarily to the negative impact of the decline in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the three months ended April 30, 2009 include approximately $0.8 million related to the favorable impact of an increase in the Canadian currency rate.

12.  SUBSEQUENT EVENT

In May 2009, we closed 42 stores in the Fine Jewelry segment and two stores in the Kiosk Jewelry segment.  During the fourth quarter of fiscal 2009, we expect to incur charges totaling approximately $3 million associated with the closings.  The charges consist of approximately $2 million of lease termination and severance related costs and approximately $1 million related to store impairments.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2009, we operated 1,356 fine jewelry stores and 694 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

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

Our results for the third quarter were in-line with our expectations.  The comparable store sales decline of 20.0 percent was the result of a continuing difficult retail environment and the impact of strong positive comparable store sales last year due to aggressive merchandise clearance.  The merchandise clearance for the third quarter of fiscal 2009 was approximately 50 percent lower than last year.  As a result of the decline in clearance activity, gross margins improved by 610 basis points compared to the second quarter of fiscal 2009 returning margins to over 50 percent without a significant decrease in comparable store sales trends compared to last quarter.  We expect to maintain gross margins of approximately 50 percent, however, comparable store sales will continue to be negatively impacted as we anniversary last year’s clearance initiatives through the first quarter of fiscal 2010.  We estimate that the clearance activity accounted for approximately 10 percentage points of the 5.8 percent positive comparable store sales during the third quarter of fiscal 2008.

We believe the three initiatives we implemented over the last year remain critical to our long-term success.  The initiatives include (1) focusing on our core customer by providing clarity and value through compelling merchandise assortments, cleaner in-store presentation and an improved marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service, and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.  We believe the most important of these initiatives under the current economic environment is maintaining financial discipline.  Accordingly, in February 2009 we announced inventory and cost savings initiatives expected to be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively.  This is in addition to the $100 million in permanent inventory reductions and the $65 million plus in cost savings announced in February 2008.  The $100 million of permanent inventory reductions associated with the February 2008 initiative was achieved in July 2008.  The additional $75 million of inventory reductions is to be achieved through fiscal 2010 by reallocating inventory in closed stores and improved productivity through more efficient store level allocation at existing stores.  As of April 30, 2009, the cost savings realized since inception of the February 2009 and 2008 initiatives totaled approximately $9 million and $59 million, respectively.  The cost savings under both initiatives consist primarily of selling, general and administrative expenses.  We continue to believe that we will achieve our goals under both initiatives.

Our continued focus on financial rigor also includes a review of our lease portfolio during the fourth quarter of fiscal 2009 to identify opportunities to renegotiate rents under existing leases and to accelerate the closure of underperforming locations.  The initial review of our lease portfolio resulted in the closure of 42 fine jewelry and two kiosk stores in May 2009.  As we continue our review, we may close additional stores beyond the 115 previously announced.  As part of the review of our lease portfolio, we also intend to pursue our release from our position as the guarantor on the Bailey Banks & Biddle leases associated with the sale of the brand in November 2007.

During the nine month period ended April 30, 2009, the average Canadian currency rate decreased by approximately 18 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the decline in the currency rate resulted in a $29.1 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $14.4 million and $10.3 million, respectively.  In addition, as a result of the decline in the Canadian currency rate we recorded losses associated with the settlement of Canadian accounts payable totaling $7.6 million during the nine months ended April 30, 2009 compared to $0.4 million during the same period in the prior year.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	49.9	52.5	53.2	50.5
Selling, general and administrative	55.3	48.6	50.1	44.8
Cost of insurance operations	0.5	0.4	0.3	0.3
Depreciation and amortization	3.8	3.1	3.1	2.7
Impairment charges	—	—	0.9	0.1
Operating (loss) earnings	(9.4)	(4.6)	(7.8)	1.7
Interest expense	0.5	0.4	0.6	0.6
(Loss) earnings before income taxes	(9.9)	(5.0)	(8.4)	1.1
Income tax (benefit) expense	(3.8)	(1.3)	(1.9)	0.6
(Loss) earnings from continuing operations	(6.1)	(3.6)	(6.5)	0.5
Earnings from discontinued operations, net of taxes	—	0.1	—	0.4
Net (loss) earnings	(6.1)%	(3.5)%	(6.5)%	0.9%

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Revenues.  Revenues for the quarter ended April 30, 2009 were $379.1 million, a decrease of 20.5 percent compared to revenues of $476.7 million for the same period in the prior year.  Comparable store sales decreased 20.0 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 27.4 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price.  We attribute the decline in customer transactions primarily to the general decline in the overall retail environment and a decrease in merchandise clearance compared to the same period in the prior year.  The decline was also due to the $8.5 million impact associated with the decrease in the Canadian currency rate and a decrease in the number of open stores, partially offset by a $2.7 million increase in revenues recognized related to lifetime warranties.

The Fine Jewelry segment contributed $321.4 million of revenues in the quarter ended April 30, 2009, compared to $417.4 million for the same period in the prior year, representing a decrease of 23.0 percent.

Revenues include $54.4 million in the Kiosk Jewelry segment compared to $56.1 million in the prior year, representing a decrease of 3.0 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 694 from 748 as of April 30, 2009 and 2008, respectively.

The All Other segment operations provided $3.3 million in revenues for the quarter ended April 30, 2009 as compared to $3.2 million for the same period in the prior year, representing an increase of 1.1 percent.

During the quarter ended April 30, 2009, we opened one store in the Fine Jewelry segment.  In addition, we closed 31 stores in the Fine Jewelry segment and 7 locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.9 percent for the quarter ended April 30, 2009, compared to 52.5 percent for the same period in the prior year.  The decrease is primarily due to a decrease in store-wide discounts compared to the same period in the prior year.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 55.3 percent of revenues for the quarter ended April 30, 2009 compared to 48.6 percent for the same period last year.  On a dollar basis, SG&A decreased by $22.2 million to $209.5 million for the quarter ended April 30, 2009.  The percentage increase is due to lower total revenues during the quarter compared to the same period in the prior year.  The dollar decrease is primarily the result of our expense reduction initiatives totaling $18.6 million for the quarter ended April 30, 2009.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended April 30, 2009 and 2008 was 3.8 percent and 3.1 percent, respectively.  The increase is due to lower total revenues during the quarter compared to the same period in the prior year.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2009 and 2008 was 0.5 percent and 0.4 percent, respectively.  The increase in interest expense was a result of an increase in borrowings and lower total revenues compared to the same period in the prior year, substantially offset by a decrease in the weighted average effective interest rate from 4.1 percent last year to 1.8 percent this year.

Income Tax Benefit.  The effective tax rate for the quarters ended April 30, 2009 and 2008 was 38.4 percent and 26.4 percent, respectively.  The effective tax rate for the quarter ended April 30, 2009 includes a benefit of $6.9 million related to a decrease in the estimated valuation allowance recorded during the second quarter of fiscal 2009, partially offset by a charge totaling $2.7 million related to the expiration of certain net operating loss carryforwards.  The effective tax rate for the quarter ended April 30, 2008 includes a charge related to the cumulative impact of an increase in the estimated annual tax rate on earnings related to the six months ended January 31, 2008.

Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

Revenues.  Revenues for the nine months ended April 30, 2009 were $1,422.6 million, a decrease of 15.4 percent compared to revenues of $1,681.8 million for the same period in the prior year.  Comparable store sales decreased 15.4 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 17.9 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price.  We attribute the decline in customer transactions primarily to the general decline in the overall retail environment, partially offset by an increase in merchandise clearance compared to the same period in the prior year.  The decline was also due to the $29.1 million impact associated with the decrease in the Canadian currency rate and a decrease in the number of open stores, partially offset by a $7.0 million increase in revenues recognized related to lifetime warranties.

The Fine Jewelry segment contributed $1,228.5 million of revenues in the nine months ended April 30, 2009, compared to $1,478.1 million for the same period in the prior year, representing a decrease of 16.9 percent.

Revenues include $184.5 million in the Kiosk Jewelry segment compared to $194.4 million in the prior year, representing a decrease of 5.1 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 694 from 748 as of April 30, 2009 and 2008, respectively.

The All Other segment operations provided $9.6 million in revenues for the nine months ended April 30, 2009 as compared to $9.3 million for the same period in the prior year, representing an increase of 3.5 percent.

During the nine months ended April 30, 2009, we opened 14 stores in the Fine Jewelry segment.  In addition, we closed 54 stores in the Fine Jewelry segment and 49 locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 53.2 percent for the nine months ended April 30, 2009, compared to 50.5 percent for the same period in the prior year.  The increase is primarily due to an increase in store-wide discounts compared to the same period in the prior year.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 50.1 percent of revenues for the nine months ended April 30, 2009 compared to 44.8 percent for the same period last year.  On a dollar basis, SG&A decreased by $39.8 million to $713.0 million for the nine months ended April 30, 2009.  The percentage increase is due to lower total revenues during the nine months compared to the same period in the prior year.  The dollar decrease is the result of our expense reduction initiatives totaling $47.2 million for the nine months ended April 30, 2009, partially offset by a $5.0 million increase in legal and severance costs and a $7.2 million increase in foreign currency losses.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2009 and 2008 was 3.1 percent and 2.7 percent, respectively.  The increase is due to lower total revenues during the nine months compared to the same period in the prior year.

Impairment Charges.  Impairment charges for the nine months ended April 30, 2009 and 2008 includes $8.2 million and $1.6 million, respectively, related to long-lived assets associated with underperforming stores.  In addition, during the nine months ended April 30, 2009, a $5.0 million goodwill impairment charge was recorded related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2009 and 2008 was flat at 0.6 percent.  The weighted average effective interest rate decreased from 5.7 percent last year to 2.9 percent this year.  The decrease in the weighted average effective interest rate was offset by an increase in borrowings and lower total revenues during the nine months compared to the same period in the prior year.

Income Tax (Benefit) Expense.  The effective tax rate for the nine months ended April 30, 2009 and 2008 was 22.5 percent and 53.6 percent, respectively.  The effective tax rate for the nine months ended April 30, 2009 includes a net charge totaling $11.7 million associated with our decision during the second quarter of fiscal 2009 to revoke our election under APB 23 to indefinitely reinvest certain foreign earnings outside the U.S. and a $2.7 million charge related to the expiration of certain net operating loss carryforwards.  The effective tax rate for the nine months ended April 30, 2008 includes certain tax benefits that were larger in proportion to estimated earnings in fiscal 2008.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  In addition, from time to time we have repurchased shares of our common stock.

 Net cash from operating activities decreased from $86.5 million for the nine months ended April 30, 2008 to a deficit of $28.1 million for the nine months ended April 30, 2009.  The decrease is primarily the result of operating losses generated during the nine months ended April 30, 2009 compared to operating earnings in the same period in the prior year.  The operating losses in the current year were primarily due to the general decline in the overall retail environment and our highly promotional pricing during the Holiday season.  The decrease is also the result of a decrease in net cash received related to deferred revenues for lifetime warranties of approximately $29 million.  The decrease was partially offset by an approximately $18 million decrease in amounts due from vendors for returned merchandise and vendor deposits.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at April 30, 2009 was $759.0 million, a decrease of $108.0 million compared to inventory levels at April 30, 2008. The decrease in inventory was primarily the result of aggressive merchandise clearance programs during the last half of fiscal 2008, partially offset by lower than expected sales during fiscal 2009.

Our cash requirements are funded through cash flows from operations, funds available under our U.S. revolving credit facility and vendor payment terms.  As of April 30, 2009, our U.S. revolving credit facility provided for borrowings up to $500 million.  The borrowings under the U.S. facility are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to another $100 million.  Under the terms of the U.S. credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.  Vendor purchase order terms typically require payment within 60 days.

Based on an inventory appraisal performed in January 2009, the available borrowings under the U.S. credit facility are currently determined under item (2) described above and are capped at approximately 63 percent of the cost of eligible inventory during January through September.  The amount of available borrowings will continue to be calculated under item (1) described above during October through December.  In February 2009, we terminated our $30 million Canadian credit facility and entered into certain Joinder Agreements under which we will utilize our Canadian and Puerto Rican subsidiaries’ inventory, credit card receivables and certain other assets as collateral under the U.S. facility.  The increase in collateral under the U.S. facility offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value.  There were no borrowings outstanding under the Canadian facility at the time of termination.

As of April 30, 2009, we had cash and cash equivalents totaling $24.0 million.  We also had approximately $147 million available in borrowing capacity under our U.S. revolving credit facility.  We believe that we have sufficient capacity under our U.S revolving credit facility to meet our foreseeable financing needs.

Under an arrangement with Citibank, N.A (“CITI”), CITI provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance.  Customers use our CITI arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  As of April 30, 2009, our Canadian subsidiary did not satisfy a fixed charge coverage covenant which could allow CITI to terminate the agreement upon 30 days written notice and our U.S. subsidiary did not satisfy a minimum sales threshold which could allow CITI to terminate the agreement upon 180 days written notice if certain cure provisions are not met by us.  In June 2009, we amended the agreements with CITI as follows: (1) CITI waived its right to terminate both agreements for the covenant violations described above prior to March 2010, (2) we will provide CITI a $5 million letter of credit and, for the period November 15 through February 14 of each year, an additional $10 million seasonal letter of credit in connection with our U.S. agreement, (3) the minimum sales threshold was lowered related to our U.S. subsidiary and (4) CITI released its right to require us to purchase the U.S. receivable portfolio upon termination of the agreement as a result of our failure to meet the minimum sales threshold.

During fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the stock repurchase program, we repurchased a total of 17.6 million shares of our common stock, or $326.7 million, in fiscal 2008.  As of April 30, 2009, we have approximately $23.3 million in remaining authorization under our repurchase program.

Capital Growth

During the nine months ended April 30, 2009, we invested approximately $6.7 million in capital expenditures to open 14 new stores in the Fine Jewelry segment.  We invested approximately $16.1 million to remodel, relocate and refurbish 29 stores in our Fine Jewelry segment, 7 stores in our Kiosk Jewelry segment and to complete store enhancement projects.  We also invested $2.3 million in infrastructure, primarily related to our information technology and distribution centers. We anticipate investing approximately $4.9 million in capital expenditures for the remainder of fiscal year 2009, including $2.4 million in existing store refurbishments and approximately $2.5 million in capital investments related to information technology infrastructure and support operations.

Off-Balance Sheet Arrangements

In connection with the sale of the Bailey Banks & Biddle brand on November 9, 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totaled approximately $67 million as of April 30, 2009.  We may also be obligated for common area charges and other payments.  In May 2009, we began negotiations with the landlords to release us as the guarantor of the leases for specified payments.  These payments would eliminate any future contingent liability associated with the Bailey Banks & Biddle leases.  It is uncertain at this time if these negotiations will be successful and, if not, whether any payments would be required in the future as a result of default by Finlay.  The possible loss or range of loss related to the leases cannot be reasonably estimated at this time.  As a result, we have not recorded a liability as of April 30, 2009.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows.  During the nine months ended April 30, 2009, the average Canadian currency rate decreased by approximately 18 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the decline in the currency rate resulted in a $29.1 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $14.4 million and $10.3 million, respectively.  In addition, as a result of the decline in the Canadian currency rate we recorded losses associated with the settlement of Canadian accounts payable totaling $7.6 million during the nine months ended April 30, 2009 compared to $0.4 million during the same period in the prior year.

At April 30, 2009, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under an arrangement with Citibank, N.A (“CITI”), CITI provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance. Customers use our CITI arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants.  We recently amended these arrangements in order to obtain relief from certain covenants that we did not fulfill.  Any disruption in our arrangement with CITI, particularly in the current credit market in which replacing CITI might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.

If the credit markets continue to deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

We utilize a revolving credit facility to finance our working capital requirements, including the purchase of inventory, among other things.  If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of continued deterioration in the credits markets, our business could be significantly impacted.  In addition, the amount of available borrowings under our credit facility is based, in part, by the appraised liquidation value of our inventory.  Any declines in the appraised value of our inventory could impact our ability to obtain the financing necessary to operate our business.

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

We currently are contingently liable for most of the store operating leases associated with the Bailey Banks & Biddle brand that was sold in November 2007 to Finlay Fine Jewelry Corporation.  See Note 10 to our financial statements for more information related to our contingent liability.  As those leases are extended, or materially amended, we generally will be released from our contingent obligation.  If Finlay fails to perform under the leases, we could be liable for some or all of the remaining amounts due under the leases, which could be a significant amount and would negatively impact our earnings and financial condition.  The undiscounted future base rent payments for these leases total approximately $67 million as of April 30, 2009.  In addition, we may be obligated for common area charges and other payments.

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

Item 5.  OTHER INFORMATION

(a)          On June 4, 2009, Steve Larkin, Executive Vice President, Chief Marketing and e-Commerce Officer left the Company effective immediately.

(b)         On June 4, 2009, the Company entered into an Employment Security Agreement (“ESA”) for the benefit of Matthew W. Appel, Executive Vice President of Finance, on terms generally consistent with existing employment agreements with other senior executives.  Among other things, the ESA provides for:  (a) severance in the event of a “Qualifying Termination” other than following “Change of Control,” both as defined in the ESA, in the amount of six (6) months salary and average earned bonus, and (b) severance in the event of a “Qualifying Termination” following a “Change of Control,” both as defined in the ESA, in the amount of thirty-six (36) months salary and average earned bonus, subject to a Section 280G conditional cap.  A copy of the ESA is attached as Exhibit 10.2 to this Report and this description is qualified in its entirety by reference to that exhibit.

(c)   On June 8, 2009, the Company amended its Canadian and U.S. agreements with subsidiaries of Citigroup, under which CITI provides private label credit cards to the Company’s customers as follows:  (1) CITI waived its right to terminate both agreements prior to March 2010 as a result of, in the case of the Company’s Canadian agreement, the Company’s Canadian subsidiary’s failure to satisfy a fixed charge coverage covenant and, in the case of the U.S. subsidiary, the Company’s failure to satisfy a minimum sales threshold, (2) the Company agreed to provide CITI a $5 million letter of credit and, for the period November 15 through February 14 of each year, an additional $10 million seasonal letter of credit in connection with the Company’s U.S. agreement, (3) CITI agreed to lower the minimum sales threshold, and (4) CITI agreed to release the Company from its obligation to purchase the U.S. receivables portfolio upon a termination of the U.S. agreement as a result of the Company’s failure to meet the minimum sales threshold.  Copies of these amendments are attached as Exhibits 10.3 and 10.4 to this Report and this description is qualified in its entirety by reference to those exhibits.

Item 6.  EXHIBITS

4.1	Joinder Agreement of Zale Canada Co. to Credit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.1).
4.2	Joinder Agreement of Zale Canada Co. to Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.2).
4.3	Joinder Agreement of Zale Puerto Rico, Inc. to Credit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.3).
4.4	Joinder Agreement of Zale Puerto Rico, Inc. to Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.4).
4.5	Security Agreement of Zale Canada Co. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.5).
10.1	Separation and Release Agreement with Rodney Carter (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 10.1).
10.2	Employment Security Agreement with Matthew W. Appel.
10.3	Amendment to Merchant Services Agreement with Citibank (South Dakota), N.A.
10.4	Amendment No. One to Private Label Credit Card Program Agreement with Citi Commerce Solutions of Canada Ltd.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Interim Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: June 9, 2009	By:	/s/ Cynthia T. Gordon
Cynthia T. Gordon
Senior Vice President, Controller
Interim Chief Financial Officer
(principal financial officer of the registrant)