Form 10-Q/A
period 2009-04-30
ZALE CORP
filed 2009-10-28
CIK 109156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This amendment is being filed solely to add a note to the exhibit list and include updated certifications.

Part II   Other Information

Item 6    Exhibits

4.2	Joinder Agreement of Zale Canada Co. to Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.2).+
4.3	Joinder Agreement of Zale Puerto Rico, Inc. to Credit Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.3).+
4.4	Joinder Agreement of Zale Puerto Rico, Inc. to Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.4).+
4.5	Security Agreement of Zale Canada Co. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 4.5).+
10.1	Separation and Release Agreement with Rodney Carter (incorporated by reference to the Company’s Current Report on Form 8-K filed February 18, 2009, Exhibit 10.1).+
10.2	Employment Security Agreement with Matthew W. Appel.+
10.3	Amendment to Merchant Services Agreement with Citibank (South Dakota), N.A.+
10.4	Amendment No. One to Private Label Credit Card Program Agreement with Citi Commerce Solutions of Canada Ltd.*+
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer+
32.2	Section 1350 Certification of Interim Chief Financial Officer+

*  Confidential treatment has been requested with respect to Exhibit 10.4.  Portions of Exhibit 10.4 have been redacted.  The redacted portions have been filed separately with the Securities and Exchange Commission.

+  Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zale Corporation
(Registrant)

Date: October 28, 2009	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Finance Officer (principal financial officer of the registrant)