Form 10-K
period 2009-07-31
ZALE CORP
filed 2009-10-29
CIK 109156

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2009

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

        Zale Corporation was not required to submit electronically and post on the Company's website Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months due to the Rule not being applicable to the Company for the current and previous periods.

        Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in our definitive Proxy Statement, portions of which are incorporated by reference in Part III of this Form 10-K.

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2009 was $28,002,164. For this purpose, directors and officers have been assumed to be affiliates. As of October 19, 2009, 31,980,529 shares of Zale Corporation's common stock were outstanding.

        Zale Corporation is a smaller reporting company filer and is not a well-known seasoned issuer.

        Zale Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on December 7, 2009 are incorporated by reference into Part III.

 PART I

ITEM 1.    BUSINESS

General

        We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry. At July 31, 2009, we operated 1,247 specialty retail jewelry stores and 684 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2009, we generated $1.8 billion of revenues. We believe we are well-positioned to compete in the approximately $63 billion U.S. and Canadian retail jewelry industry, leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brands' long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer's reliability, credibility and commitment to customer service.

        Our business has changed significantly over the past few years. In November 2007 we sold our Bailey Banks & Biddle brand to Finlay Enterprises, Inc. This enabled us to better deploy our capital and to focus on our core brands. We have closed a total of 191 underperforming locations during calendar year 2009, of which 160 were fine jewelry stores and 31 were kiosks. Finally, throughout fiscal 2008 and fiscal 2009 we implemented various inventory and cost reduction initiatives designed to better position us going forward. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details related to these items.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2009, our Fine Jewelry segment generated $1.5 billion, or approximately 86 percent of our revenues. During fiscal year 2009, the Kiosk Jewelry segment revenues represented approximately $233 million, or approximately 13 percent of our revenues.

Fine Jewelry

        Our Fine Jewelry segment is comprised of five brands focused on the value-oriented consumer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a selection of exclusive product, marketing, store design and customer experience. Our centralized merchandising and sourcing organizations create significant synergies. The merchant team is focused on building compelling merchandise assortments and the sourcing team is focused on partnering with vendors that provide reliable delivery of quality merchandise at a reasonable cost. Zales Jewelers® is our national brand in the U.S., providing jewelry to its value-oriented customers. We have further leveraged the brand strength through Zales Outlet®, which focuses on a slightly higher-income female customer in outlet malls and neighborhood power centers. Gordon's Jewelers® is a value-oriented regional jeweler that caters to local fashion styles within each market and emphasizes customer relationships. Peoples Jewellers® is Canada's largest fine jewelry retailer that offers customers an extensive assortment of affordable fine jewelry and a comfortable, accessible shopping experience. Mappins Jewellers®, which is positioned as a regional jeweler similar to Gordon's in the U.S., offers Canadian customers a broad selection of merchandise in a range of price points from engagement rings to fashionable and contemporary fine jewelry. In addition, we have made a strategic decision to expand our business for the Zales and Gordon's brands through the e-commerce sites, zales.com and gordonsjewelers.com.

  Zales Jewelers and Gordon's Jewelers

        Zales, our U.S. based flagship, is a leading brand name in jewelry retailing in the U.S., operating 693 stores in 50 states and Puerto Rico with an average store size of 1,687 square feet. Gordon's operates 202 stores in 31 states and Puerto Rico with an average store size of 1,524 square feet.

        Zales is positioned as "The Diamond Store Since 1924" given its emphasis on diamond jewelry especially in the bridal and fashion segments. The Zales brand complements its merchandise assortments with promotional strategies to increase sales during traditional gift-giving periods and throughout the year. We believe that the prominence of diamond jewelry in our product selection and Zales' reputation for customer service for over 85 years fosters an image of product expertise, quality and trust among consumers.

        Gordon's was founded in 1905 and its customer shares similar demographic characteristics with the Zales customer. Accordingly, we have taken steps to position the brand to leverage our corporate strengths. By centralizing the organizational structure, we have eliminated redundancies between Zales and Gordon's resulting in increased communication and consistency which will further strengthen the performance in both brands.

        Zales Jewelers' and Gordon's Jewelers' combined revenues accounted for approximately 63 percent of our total revenues, with an average transaction value of $403 in fiscal year 2009. Additionally, both brands operate as multi-channel retailers and serve internet customers through e-commerce sites zales.com and gordonsjewelers.com, which accounted for approximately three percent of our total revenues in fiscal year 2009. Internet sales totaled $56.2 million in fiscal year 2009 compared to $55.7 million in fiscal year 2008.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 212 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consist of two brands, Peoples Jewellers and Mappins Jewellers, and accounted for approximately 14 percent of our total revenues in fiscal year 2009. The average store size is 1,603 square feet with an average transaction value of $268 in fiscal year 2009.

        Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark "Peoples, the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Since 2000, the Peoples brand has built recognition through an aggressive television campaign. Over the past five years, Peoples had the largest television campaign of any Canadian jewelry retailer. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortments.

  Zales Outlet

        We operate Zales Outlet with stores in 36 states and Puerto Rico, sales from which accounted for approximately nine percent of our total revenues in fiscal year 2009. The average store size is 2,337 square feet, with an average transaction value of $464 in fiscal year 2009.

        The outlet concept has evolved into three differentiated formats: power strip centers, traditional outlet malls and destination centers. Our stores feature items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the higher-income, female customer, offering 20 to 70 percent off traditional retail prices. We have grown our Zales Outlet concept over the past ten years from four stores in 1998 to the 140 stores in operation at the end of fiscal year 2009.

        Although Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales' national advertising and brand recognition, Zales Outlet offers its own unique product assortments and augments this with promotional efforts that are geared specifically to the outlet consumer and are consistent with the "off-mall" location.

Kiosk Jewelry

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks, and targets the opening price point jewelry customer. At July 31, 2009, Piercing Pagoda operated 684 locations in 41 states and Puerto Rico. The Kiosk Jewelry segment specializes in gold and silver products, including entry level diamond merchandise, that capitalize on the latest fashion trends.

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

        Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The kiosk locations average 188 square feet in size, with an average transaction value of $39 in fiscal year 2009.

All Other

        We provide insurance and reinsurance facilities for various types of insurance coverage, which are marketed primarily to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. These three companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2009, approximately 36 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangements with Citibank, N.A. and one of its subsidiaries (collectively, "Citibank"), our insurance affiliates continue to provide insurance to holders of our private label credit cards and receive payments for such insurance products. In fiscal year 2009, the All Other segment accounted for approximately one percent of our total revenues.

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

        The U.S. and Canadian retail jewelry industry accounted for approximately $63 billion of sales in 2008, according to publicly available data. We have a three percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores, specialty retail jewelers (such as Signet Jewelers Limited) and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2009	2008
Zales and Gordon's (including zales.com and gordonsjewelers.com)	$1,110,419	$1,362,672
Zales Outlet	168,497	191,526
Peoples(a)	256,710	321,972
Piercing Pagoda	232,809	249,489
Insurance revenues	11,309	12,382

	$1,779,744	$2,138,041

Average Sales Per Location(b):
Zales and Gordon's	$1,061,000	$1,251,000
Zales Outlet	1,149,000	1,350,000
Peoples	1,213,000	1,622,000
Piercing Pagoda	330,000	328,000

	Locations by Brand
Year Ended July 31, 2009	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales and Gordon's	3	153	895
Zales Outlet	6	9	140
Peoples	5	1	212
Piercing Pagoda	—	55	684

	14	218	1,931

Year Ended July 31, 2008
Zales and Gordon's	19	45	1,045
Zales Outlet	8	2	143
Peoples	16	1	208
Piercing Pagoda	4	58	739

	47	106	2,135

(a)
Peoples (including Mappins) reflects all revenue from Canadian operations, which constitutes all our foreign operations. Long-lived assets from foreign operations totaled approximately $40.6 million and $47.0 million at July 31, 2009 and 2008, respectively.

(b)
Based on merchandise sales for locations open a full 12 months during the applicable year.

Business Segment Data

        Information concerning sales and segment income attributable to each of our business segments is set forth below in Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the "Notes to Consolidated Financial Statements," all of which are incorporated herein by reference.

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

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level to maintain efficiency and lower operating costs. In addition to selling jewelry, watches and gift items, each store also offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer's option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 20 percent of the purchase price at the inception of the layaway transaction.

        We have implemented inventory control systems, extensive security systems and loss prevention procedures to maintain low inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience theft losses from time to time, and maintain insurance to cover such external losses.

        We believe it is important to provide knowledgeable and responsive customer service and we maintain a strong focus on connecting with the customer, both through advertising and in-store communications and service. Our goal is to form and sustain an effective relationship with the customer from the first sale by maintaining a customer connection. We have a centralized customer service call center to effectively address customer service issues at lower aggregate cost.

        We continue to focus on the level and frequency of our employee training programs, particularly with store managers and key jewelry consultants. We provide sales and merchandise product training for all store personnel. In addition, we provide management training for store managers. Under the banner of Zale Corporation University, we offer training to employees at every level of the organization.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. We procure approximately 56 percent of our merchandise from wholesalers, 28 percent directly from manufacturers and 16 percent from our internal assembly organization. All purchasing is done through buying offices at our Store Support Center. Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time or converted to owned inventory if it meets certain sales thresholds. We had $71.5 million and $114.3 million of consignment inventory on hand at July 31, 2009 and 2008, respectively. During fiscal years 2009 and 2008, we purchased approximately 12 percent and 14 percent, respectively, of our finished merchandise from our top five vendors with no single vendor exceeding three percent in 2009. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

        As a specialty retail jeweler, we could be affected by industry-wide fluctuations in the prices of diamonds, gold and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, Diamond Trading Company, which has traditionally controlled the sale of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to Diamond Trading Company and our suppliers is to some extent dependent on the political environment in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources are developed, any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.

Proprietary Credit

        Our private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit plans under our private label credit card program. Approximately 40 percent of our U.S. sales, excluding Piercing Pagoda which does not offer proprietary credit, were financed by proprietary credit in fiscal years 2009 and 2008. Our Canadian propriety credit card sales represented approximately 30 percent and 25 percent of Canadian total sales for fiscal years 2009 and 2008, respectively.

        In fiscal year 2009, our proprietary credit offerings included same-as-cash, revolving and interest free programs, all of which allowed our sales personnel to provide the customer a variety of financing options.

        In March 2001, we entered into a 10-year agreement with Citibank under which Citibank issues private label credit cards branded with appropriate trademarks, and provides financing for our customers to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., revolving, interest free, same-as-cash).

Employees

        As of July 31, 2009, we had approximately 14,500 employees, of whom approximately 13 percent were Canadian employees and less than one percent of whom were represented by unions. Additionally, we usually hire temporary employees during November and December of each year, the Holiday season.

Seasonality

        As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second quarter, which includes the months of November through January, accounting for a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. Other important periods include Valentine's Day and Mother's Day. We expect such seasonality to continue.

Information Technology

        Our technology systems provide information necessary for (i) store operations; (ii) inventory control; (iii) profitability monitoring by many measures (merchandise category, buyer, store); (iv) customer care; (v) expense control programs; and (vi) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit, and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants' ability to be responsive to changes in customer behavior. We are also improving the connectivity between stores and our Store Support Center to enhance operating effectiveness.

        Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

        We have a data center operations services agreement with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. The agreement began in 2005 and requires fixed payments totaling $30.0 million over an 84-month period plus a variable amount based on usage, and extends through 2012. We believe that by outsourcing our data center operations, we are better able to focus our resources on developing and executing the strategic initiatives discussed in the Business section.

        We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $6 million in fiscal year 2010 for enhancements to our information systems and infrastructure.

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

        The sale of insurance products also is regulated. Our three wholly owned insurance companies are required to file reports with various insurance commissions, and are also subject to regulations relating to capital adequacy, the payment of dividends and the operation of their businesses generally. State laws also impose registration and disclosure obligations with respect to the credit and other insurance products that we sell to our customers. In addition, the providers of our private label credit programs are subject to disclosure and other requirements under state and federal law and are subject to review by the Federal Trade Commission and the state and federal banking regulators.

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

        We have a Code of Business Conduct and Ethics (the "Code"). All of our directors, executive officers and employees are subject to the Code. The Code is available on our web site at www.zalecorp.com, under the heading "Corporate and Social Responsibility-Code of Business Conduct and Ethics." Waivers of the Code, if any, for directors and executive officers would be disclosed in a SEC filing on Form 8-K or, to the extent permitted by law, on our website.

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in this Annual Report on Form 10-K, in other reports we file with the SEC and in presentations to investors and others. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

        Forward-looking statements are not guarantees of future performance and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.

         If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be, "luxuries" may not grow and may decrease.

        Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting consumers such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where we operate, can impact sales and earnings. The economic downturn in 2008 and 2009 has significantly impacted our sales and the continuation of this downturn, and particularly its worsening, would have a material adverse impact on our business and financial condition.

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

        Most of our sales are of products that include diamonds, precious metals and other commodities. A substantial portion of our purchases and sales occur outside the United States. Fluctuations in the availability and pricing of commodities or exchange rates could impact our ability to obtain, produce and sell products at favorable prices.

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

        In addition, a substantial portion of our raw materials and finished goods are sourced in countries generally described as having developing economies. Any instability in these economies could result in an interruption of our supplies, increases in costs, legal challenges and other difficulties.

         Our sales are dependent upon mall traffic.

        Our stores and kiosks are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico. Our success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic. Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm our sales and earnings. In addition, even assuming this popularity continues, mall traffic can be negatively impacted by weather, gas prices and similar factors.

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

        We purchase much of our inventory well in advance of each selling period. In the event we misjudge consumer preferences or demand, we will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected, which could have a material adverse impact on our business and financial condition.

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

         Because of our dependence upon a small concentrated number of landlords for a substantial number of our locations, any significant erosion of our relationships with those landlords or their financial condition would negatively impact our ability to obtain and retain store locations.

        We are significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to earn a reasonable return on our locations. We depend on the leasing market and our landlords to determine supply, demand, lease cost and operating costs and conditions. We cannot be certain as to when or whether desirable store locations will become or remain available to us at reasonable lease and operating costs. Several large landlords dominate the ownership of prime malls, and we are dependent upon maintaining good relations with those landlords in order to obtain and retain store locations on optimal terms. From time to time, we do have disagreements with our landlords and a significant disagreement, if not resolved, could have an adverse impact on our business. In addition, any financial weakness on the part of our landlords could adversely impact us in a number of ways, including decreased marketing by the landlords and the loss of other tenants that generate mall traffic.

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

        Under arrangements with Citibank, N.A. and one of its subsidiaries (collectively, "Citibank"), Citibank provides financing for our customers to purchase merchandise through private label credit cards. The arrangement also enables us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 30 percent of purchases in Canada. Under the agreements governing our arrangement, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants. We recently amended these arrangements in order to obtain relief from certain covenants that we did not meet. Any disruption in our arrangement with Citibank, particularly in the current credit market in which replacing Citibank might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information related to the Citibank agreement.

         We are dependent upon our revolving credit agreement for our liquidity needs.

        We have a revolving credit facility with a syndicate of banks led by Bank of America that contains various financial and other covenants. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should we be unable to fulfill the covenants contained in the facility, or should the facility not be renewed or replaced when it matures in August 2011, we would be unable to fund our operations without a significant restructuring of our business.

         If the credit markets continue to deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

        We utilize a revolving credit facility to finance our working capital requirements, including the purchase of inventory, among other things. If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of continued deterioration in the credit markets, our business could be significantly impacted. In addition, the amount of available borrowings under our credit facility is based, in part, on the appraised liquidation value of our inventory. Any declines in the appraised value of our inventory could impact our ability to obtain the financing necessary to operate our business.

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

         Ineffective accounting controls can have adverse impacts on the Company.

        We recently identified two material weaknesses in our internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting." While we are in the process of remediating these weaknesses, and while we concluded that the financial statements contained in this report fairly presented in all material respects our financial condition, results of operations and cash flows under generally accepted accounting principles, material weaknesses can result in a range of adverse impacts to us, including increased audit and compliance costs and the loss of investor confidence in our financial reports.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 430,000 square foot facility, which serves as our corporate headquarters ("Store Support Center") and primary distribution facility. The lease for this facility extends through March 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. Our Canadian distribution and production operations are conducted in a leased 26,280 square foot facility in Toronto, Ontario with a lease term through November 2014. We also lease a 20,000 square foot distribution and warehousing facility in Irving, Texas, with a lease term through June 2010, that serves as the Piercing Pagoda distribution center.

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

        We lease 18 percent of our store and kiosk locations from Simon Property Group and 14 percent of our store and kiosk locations from General Growth Management, Inc. Otherwise, we have no relationship with any lessor amounting to 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of the current terms of our leases as of July 31, 2009:

Term Expires	Stores	Kiosks	Other(a)	Total	Percentage of Total
2010	215	339	2	556	28.8%
2011	185	142	—	327	16.9%
2012	133	116	1	250	12.9%
2013	87	63	—	150	7.7%
2014 and thereafter	627	24	2	653	33.7%

	1,247	684	5	1,936	100.0%

(a)
Other includes the Store Support Center, warehouses, distribution centers and storage facilities.

        During fiscal 2009 we closed a substantial number of stores. For additional discussion regarding these closures, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Management believes substantially all of the store leases expiring in fiscal year 2010 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. Generally, although rents continue to increase, we otherwise expect leases will be renewed on terms not materially less favorable to us than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS AND OTHER MATTERS

        As a result of the discovery of the matters disclosed in the Company's Form 8-K filed on September 18, 2009, the Audit Committee of the Board of Directors retained outside counsel to review those matters. The review has been concluded and resulted in the restatement of the Company's financial statements, as reported herein. The Audit Committee is monitoring the remediation of the material weaknesses in internal control over financial reporting, as discussed in Exhibit F-1 to this report.

        Subsequent to the Company's disclosure in its Form 8-K filed on September 18, 2009 that it would restate certain financial statements, the Staff of the Fort Worth, Texas office of the Securities and Exchange Commission notified the Company that it had begun an investigation and requested certain information relating to the matters disclosed in the Company's Form 8-K. The Company is cooperating with the Staff's investigation. The Company cannot predict the outcome or duration of the SEC investigation, but at this time, the Company does not believe that the investigation will have a material effect on the Company's financial condition or results of operations.

        Additional information regarding legal proceedings is incorporated by reference from Note 18 to our consolidated financial statements set forth, under the heading, "Contingencies," in Part IV of this report.

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

	2009		2008
	High	Low	High	Low
First	$30.89	$14.03	$25.89	$20.36
Second	$15.99	$1.17	$21.66	$12.81
Third	$5.25	$0.92	$22.20	$15.72
Fourth	$5.92	$3.04	$22.18	$16.72

        As of October 19, 2009, the Company's outstanding shares of common stock were held by approximately 504 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our long-term debt limits our ability to pay dividends or repurchase our common stock if borrowing availability under our $500 million revolving credit facility is less than $75 million. At July 31, 2009, we had borrowing availability under the revolving credit agreement of approximately $136 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to the Consolidated Financial Statements—Debt."

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from August 1, 2004 to July 31, 2009. The comparison assumes $100 was invested on August 1, 2004 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

	7/31/04	1/31/05	7/31/05	1/31/06	7/31/06	1/31/07	7/31/07	1/31/08	7/31/08	1/31/09	7/31/09
Zale Corporation	$100.00	$97.86	$125.28	$90.31	$94.36	$101.40	$78.22	$60.28	$81.50	$4.57	$21.81
S&P 500	100.00	108.16	114.05	119.38	120.19	136.71	139.58	133.55	124.09	81.96	99.32
S&P Smallcap Spec	100.00	100.24	122.65	95.61	81.02	97.87	91.68	65.58	65.91	36.18	63.59
S&P 600 Smallcap	100.00	115.25	127.27	137.64	132.09	149.23	150.72	138.66	138.25	87.73	111.61

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations and balance sheet data for each of the fiscal years ended July 31, 2009 and 2008 has been derived from our audited consolidated financial statements. The statement of operations and balance sheet data for each of the fiscal years ended July 31, 2007, 2006 and 2005 has been derived from our unaudited consolidated financial statements (see Note 2 to our consolidated financial statements for more detailed information related to the restatement). During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of operations. All amounts in the following table are in thousands, except per share amounts.

	Year Ended July 31,
	2009	2008	2007	2006	2005
		As Restated	As Restated	As Restated	As Restated
Revenues	$1,779,744	$2,138,041	$2,152,785	$2,153,955	$2,062,196

Costs and expenses:
Cost of sales(a)	948,572	1,089,553	1,029,553	1,044,876	978,557
Selling, general and administrative(b)	927,249	985,028	967,906	967,406	860,268
Cost of insurance operations	7,000	6,744	6,949	6,878	6,196
Depreciation and amortization	58,947	60,244	56,595	54,670	52,676
Other charges and gains(c)	70,095	(10,700)	9,658	(1,900)	1,067

Operating (loss) earnings	(232,119)	7,172	82,124	82,025	163,432
Interest expense	10,399	12,364	18,969	11,185	7,725
Other income	—	(3,500)	—	—	—

(Loss) earnings before income taxes	(242,518)	(1,692)	63,155	70,840	155,707
Income tax (benefit) expense	(53,015)	4,761	16,812	16,725	57,913

(Loss) earnings from continuing operations	(189,503)	(6,453)	46,343	54,115	97,794
Earnings (loss) from discontinued operations, net of taxes	—	7,084	11,143	(6,061)	8,431

Net (loss) earnings	$(189,503)	$631	$57,486	$48,054	$106,225

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(5.94)	$(0.15)	$0.95	$1.11	$1.91
Earnings (loss) from discontinued operations	—	0.16	0.23	(0.13)	0.16

Basic net (loss) earnings per share	$(5.94)	$0.01	$1.18	$0.98	$2.07

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(5.94)	$(0.15)	$0.95	$1.10	$1.88
Earnings (loss) from discontinued operations	—	0.16	0.22	(0.12)	0.16

Diluted net (loss) earnings per share	$(5.94)	$0.01	$1.17	$0.98	$2.04

Weighted average number of common shares outstanding:
Basic	31,899	42,361	48,694	48,808	51,280
Diluted	31,899	42,476	48,995	49,211	51,975
Balance Sheet Data
Working capital	$460,885	$613,665	$774,778	$628,743	$596,736
Total assets	1,230,972	1,415,260	1,600,144	1,449,639	1,371,878
Long-term debt	310,500	326,306	227,306	202,813	129,800
Total stockholders investment	373,793	566,471	880,414	783,960	802,763

(a)
In fiscal years 2009 and 2006, cost of sales includes charges of $13.5 and $18.7 million, respectively, related to inventory impairments.

(b)
Fiscal year 2006 amount includes $12.1 million in executive severance costs.

(c)
Fiscal year 2009 includes $70.1 million related to costs associated with store closures, store impairments, goodwill impairments and reserves related to the Bailey Banks & Biddle contingent lease obligations. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy and a $1.9 million store impairment charge. Fiscal year 2007 includes a $7.2 million derivative loss and a $2.5 million charge related to store impairments. Fiscal years 2006 and 2005 include asset impairment charges.

Segment Data

        We report our business under three segments: Fine Jewelry, Kiosk Jewelry and All Other. The All Other segment includes insurance and reinsurance operations. Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization. All amounts in the following table are in thousands.

	Year Ended July 31,
Selected Financial Data by Segment	2009	2008	2007	2006	2005
		As Restated	As Restated	As Restated	As Restated
Revenues:
Fine Jewelry(a)	$1,535,626	$1,876,170	$1,876,580	$1,864,195	$1,768,391
Kiosk(b)	232,809	249,489	262,627	276,619	280,897
All Other	11,309	12,382	13,578	13,141	12,908

Total revenues	$1,779,744	$2,138,041	$2,152,785	$2,153,955	$2,062,196

Depreciation and amortization:
Fine Jewelry	$42,407	$42,832	$39,933	$38,172	$37,246
Kiosk	4,899	5,296	5,625	5,571	4,708
All Other	—	—	—	—	—
Unallocated	11,641	12,116	11,037	10,927	10,722

Total depreciation and amortization	$58,947	$60,244	$56,595	$54,670	$52,676

Operating (loss) earnings:
Fine Jewelry(c)	$(192,683)	$18,909	$100,531	$87,450	$144,059
Kiosk(d)	2,465	9,905	6,170	19,212	29,030
All Other	5,706	5,641	6,780	6,443	6,824
Unallocated(e)	(47,607)	(27,283)	(31,357)	(31,080)	(16,481)

Total operating (loss) earnings	$(232,119)	$7,172	$82,124	$82,025	$163,432

Assets(f):
Fine Jewelry(g)	$868,227	$987,369	$1,250,967	$1,108,569	$1,099,062
Kiosk(h)	107,457	118,601	120,660	119,395	112,105
All Other	24,842	27,234	25,406	22,228	23,505
Unallocated	230,446	282,056	203,111	199,447	137,206

Total assets	$1,230,972	$1,415,260	$1,600,144	$1,449,639	$1,371,878

Capital expenditures:
Fine Jewelry	$18,702	$59,289	$47,433	$48,644	$54,855
Kiosk	420	3,266	3,036	7,750	8,650
All Other	—	—	—	—	—
Unallocated	9,235	22,582	28,791	20,026	14,887

Total capital expenditures	$28,357	$85,137	$79,260	$76,420	$78,392

(a)
Includes $256.7, $321.9, $272.0, $229.6 and $198.3 million in fiscal years 2009, 2008, 2007, 2006 and 2005, respectively, related to foreign operations.

(b)
Includes $2.8, $7.7 and $6.6 million in fiscal years 2007, 2006 and 2005, respectively, related to foreign operations. All foreign locations were closed in fiscal year 2007.

(c)
Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge. Fiscal year 2007 includes a $2.0 million store impairment charge. Fiscal year 2006 includes $22.1 million related to inventory impairment and asset impairment charges.

(d)
Fiscal year 2009 includes $0.4 million related to costs associated with store closures. Fiscal year 2007 includes a $0.5 million charge related to store impairments. Fiscal year 2006 includes $1.2 million related to inventory impairment and asset impairment charges.

(e)
Fiscal year 2009 includes a $23.2 million charge related to the Bailey Banks & Biddle contingent lease obligations. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Fiscal year 2007 includes a $7.2 million derivative loss. Fiscal year 2006 includes $5.3 million related to asset impairment charges, a $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $2.4 million related to accrued percentage rent and a $1.7 million derivative loss. Also includes credits of $60.1, $66.8, $66.7, $57.0 and $56.1 million in fiscal years 2009, 2008, 2007, 2006, and 2005, respectively, to offset internal carrying costs charged to the segments.

(f)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(g)
Includes $40.6, $47.0, $37.5, $28.8, and $27.2 million of fixed assets in fiscal years 2009, 2008, 2007, 2006 and 2005, respectively, related to foreign operations.

(h)
Includes $0.5 and $0.4 million of fixed assets in fiscal years 2006 and 2005, respectively, related to foreign operations. All foreign locations were closed in fiscal year 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

        On September 17, 2009, management of Zale Corporation (the "Company") and the Audit Committee of the Company's Board of Directors concluded that the Company's previously issued consolidated financial statements for fiscal years 2008 and prior periods required restatement as a result of adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property tax reserves. The cumulative impact of the adjustments totaled $35.4 million, $32.2 million after taxes, as of July 31, 2008 and consisted of the following items:

  •
  A $23.7 million charge, $20.4 million after taxes, related primarily to prepaid advertising costs. Previously, certain advertising costs were recorded as prepaid advertising subsequent to the period in which the advertisement ran. The charge includes $21.7 million related to fiscal year 2007 and prior periods.

  •
  A $5.9 million charge, $5.1 million after taxes, related to an intercompany accounts receivable associated with our wholly owned insurance subsidiaries. The Company pays certain expenses on behalf of its insurance subsidiaries and is subsequently reimbursed by those subsidiaries. The charge was the result of the Company recording accounts receivable in excess of the actual expenses incurred and included $5.9 million related to fiscal year 2007 and prior periods.

  •
  A $4.2 million charge, $4.6 million after taxes, to correct amounts previously recorded with respect to the reconciliation of certain depository bank accounts. The charge corrected the recording of cash receipts from Bailey Banks & Biddle subsequent to disposition of the brand in fiscal year 2008 and certain other errors associated with our cash reconciliation system. The charge includes $1.5 million related to fiscal year 2007 and prior periods.

  •
  A $3.9 million charge for federal income taxes resulting primarily from an incorrect determination made during fiscal year 2008 related to whether earnings from our Puerto Rican based operations could be utilized to offset U.S. operating losses that were expiring.

  •
  A $2.3 million benefit, $1.8 million after taxes, related to personal property tax reserves. The benefit was the result of excess reserves that were not adjusted on a timely basis following final payments and includes $2.1 million related to fiscal year 2007 and prior periods.

        The table below provides a summary of certain line items from our consolidated statements of operations and balance sheets for fiscal years 2005 through 2008 that were affected by this restatement. The consolidated statements of operations summary and consolidated balance sheet data for the fiscal year ended July 31, 2008 have been derived from our audited consolidated financial statements. The consolidated statements of operations summary and consolidated balance sheet data for each of the fiscal years ended July 31, 2007, 2006 and 2005 have been derived from our unaudited consolidated financial statements (see Note 2 to our consolidated financial statements for more detailed information related to the restatement of certain previously issued consolidated financial statements).

	Consolidated Statements of Operations Summary (in thousands)
	Year Ended July 31,
	2008	2007	2006	2005
As previously reported:
Earnings before income taxes	$2,867	$65,892	$79,889	$156,257
Income tax (benefit) expense	(850)	17,783	20,206	57,913

Earnings from continuing operations	$3,717	$48,109	$59,683	$98,344

Adjustments:
(Loss) earnings before income taxes	$(4,559)	$(2,737)	$(9,049)	$(550)
Income tax expense	5,611	(971)	(3,481)	—

(Loss) earnings from continuing operations	$(10,170)	$(1,766)	$(5,568)	$(550)

As restated:
(Loss) earnings before income taxes	$(1,692)	$63,155	$70,840	$155,707
Income tax expense	4,761	16,812	16,725	57,913

(Loss) earnings from continuing operations	$(6,453)	$46,343	$54,115	$97,794

	Consolidated Balance Sheet Data (in thousands)
	As of July 31,
	2008	2007	2006	2005
As previously reported:
Total current assets	$990,206	$1,172,318	$1,049,244	$973,068
Total assets	1,442,238	1,613,946	1,462,568	1,380,900
Total current liabilities	347,847	374,458	400,025	361,507
Total stockholders' investment	598,800	902,573	804,353	817,588
Adjustments:
Total current assets	$(23,343)	$(14,725)	$(12,929)	$(9,022)
Total assets	(26,978)	(13,802)	(12,929)	(9,022)
Total current liabilities	5,351	8,357	7,547	5,803
Total stockholders' investment	(32,329)	(22,159)	(20,393)	(14,825)
As restated:
Total current assets	$966,863	$1,157,593	$1,036,315	$964,046
Total assets	1,415,260	1,600,144	1,449,639	1,371,878
Total current liabilities	353,198	382,815	407,572	367,310
Total stockholders' investment	566,471	880,414	783,960	802,763

Overview

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2009, we operated 1,247 fine jewelry stores and 684 kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico. Our operations are divided into three business segments: Fine Jewelry, Kiosk Jewelry and All Other.

        The Fine Jewelry segment focuses on diamond product, but differentiates its brands through merchandise assortments and marketing. The Kiosk Jewelry segment reaches the opening price point of fine jewelry customers primarily through mall-based kiosks in the United States of America operating primarily under the name Piercing Pagoda®. The All Other segment consists of our insurance operations, which provide insurance and reinsurance facilities for various types of insurance coverage offered primarily to our private label credit card customers.

        Our results for fiscal year 2009 were significantly below expectations. Comparable store sales decreased by approximately 17 percent reflecting the extremely challenging economic environment and gross margins decreased by 150 basis points to approximately 48 percent due primarily to an increase in store-wide discounts during the 2008 Holiday season. The 150 basis point decline in gross margins excludes the 80 basis point impact of the inventory impairment charge recorded in fiscal year 2009. After the 2008 Holiday season, we returned to a more disciplined promotional strategy resulting in gross margins of approximately 50 percent during the third and fourth quarters of fiscal year 2009 excluding the inventory impairment charge, as compared with approximately 45 percent during the Holiday season. In addition, during fiscal year 2009 we made significant progress in achieving the initiatives we began in the second half of fiscal year 2008 to reduce inventory and costs. As a result, we generated approximately $32 million of cash flows from operating activities and reduced debt by $22 million during the fourth quarter of fiscal year 2009. We expect to continue to realize the benefits from these initiatives during fiscal year 2010.

        We believe that the three initiatives we introduced in fiscal year 2008 remain critical to our long-term success. The initiatives include (1) focusing on our core customer by providing clarity and value through compelling merchandise assortments, cleaner in-store presentation and an improved marketing message, (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital. We believe that the most important of these initiatives under the current economic environment is maintaining financial discipline. Accordingly, over the last two fiscal years we have accomplished the following under this initiative:

  •
  In February 2009, we announced inventory and cost reduction programs expected to be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively.

  –
  The inventory reductions are to be achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores. The reductions achieved as of July 31, 2009 totaled approximately $54 million.

  –
  As of July 31, 2009, the cost savings realized since inception of the initiative totaled approximately $26 million and consist primarily of selling, general and administrative expenses.

  •
  In February 2008, we announced plans to permanently reduce inventory by $100 million and to achieve cost savings totaling in excess of $65 million.

  –
  The permanent inventory reductions of approximately $100 million were achieved as of July 2008.

  –
  As of July 31, 2009, the cost savings realized since inception of the initiative totaled approximately $62 million and consist primarily of selling, general and administrative expenses. The remaining cost savings will be realized during fiscal 2010.

        During the third quarter of fiscal 2009, we began a review of our lease portfolio to accelerate the closure of underperforming locations and to identify opportunities to renegotiate rents under existing leases. The evaluation of our lease portfolio resulted in the closure of 109 fine jewelry stores and 10 kiosks in the fourth quarter of fiscal 2009. We recorded a charge during the fourth quarter associated with the closures totaling $27.0 million consisting, primarily of lease termination costs of $16.1 million, impairments related to long-lived assets of $8.9 million and severance costs of $1.1 million. We closed a total of 191 underperforming locations during calendar year 2009, of which 160 were fine jewelry stores and 31 were kiosks. The 191 closed locations had a negative contribution of approximately $14 million for the twelve months preceding closure and carried approximately $53 million of inventory. We have also finalized agreements or entered into agreements in principle on certain existing stores that will result in a reduction in aggregate rental obligations commencing in fiscal year 2010.

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation ("Finlay"), assumed the obligations for the store operating leases. As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017. The maximum potential liability for base rent payments under the leases totaled approximately $62 million as of July 31, 2009. As of October 29, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 leases. Settlement discussion with respect to the contingent obligations for the remaining 7 locations are still under negotiation. Base rents for the remaining 7 stores totaled approximately $28 million as of July 31, 2009. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded a $23.2 million charge during the fourth quarter of fiscal 2009 associated with all 45 Bailey Banks & Biddle locations. The charge was based on the preliminary agreements reached with the landlords and expectations of future payments required to settle the contingent obligations for the remaining 7 leases.

        During the fiscal year ended July 31, 2009, the average Canadian currency rate depreciated by approximately 10 percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the depreciation in the Canadian dollar resulted in a $35.0 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $17.2 million and $12.9 million, respectively. In addition, as a result of the depreciation in the Canadian dollar we recorded losses associated with the settlement of Canadian accounts payable totaling $8.6 million during the fiscal year ended July 31, 2009 compared to gains of $1.0 million during the same period in the prior year.

        Comparable store sales include internet sales and exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit programs. The sales results of new stores are included beginning with their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (e.g., hurricanes, etc.) are excluded from the calculation of comparable store sales.

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

Results of Operations

        The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Certain fiscal year 2008 amounts have been restated as a result of the adjustments previously described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended July 31,
	2009	2008
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	53.3	51.0
Selling, general and administrative	52.1	46.1
Cost of insurance operations	0.4	0.3
Depreciation and amortization	3.3	2.8
Other charges and gains	3.9	(0.5)

Operating (loss) earnings	(13.0)	0.3
Interest expense	0.6	0.6
Other income	—	(0.2)

Loss before income taxes	(13.6)	(0.1)
Income tax (benefit) expense	(3.0)	0.2

Loss from continuing operations	(10.6)	(0.3)
Earnings from discontinued operations, net of taxes	—	0.3

Net (loss) earnings	(10.6)%	—%

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

        Revenues.    Revenues for fiscal year 2009 were $1,779.7 million, a decrease of 16.8 percent compared to revenues of $2,138.0 million for the same period in the prior fiscal year. Comparable store sales decreased 16.6 percent as compared to the same period in the prior year. The decrease in comparable store sales was driven by a 20.8 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price. We attribute the decline in the number of customer transactions primarily to the general decline in the overall retail environment. The decline was also due to a $35.0 million impact associated with the depreciation of the Canadian dollar and a decrease in the number of open stores, partially offset by a $10.6 million increase in revenues recognized related to lifetime warranties.

        The Fine Jewelry segment contributed $1,535.6 million of revenues in the fiscal year ended July 31, 2009, a decrease of 18.2 percent as compared to $1,876.2 million for the same period in the prior year.

        Revenues include $232.8 million for the Kiosk Jewelry segment compared to $249.5 million in the prior year, representing a decrease of 6.7 percent. The decrease relates primarily to a decline in the number of kiosks to 684 from 739 as of July 31, 2009 and 2008, respectively.

        The All Other segment contributed $11.3 million in revenues for the fiscal year ended July 31, 2009 as compared to $12.4 million for the same period in the prior year, representing a decrease of 8.7 percent.

        During the fiscal year ended July 31, 2009, we opened 14 stores in the Fine Jewelry segment. In addition, we closed 163 stores in the Fine Jewelry segment and 55 kiosks in the Kiosk Jewelry segment.

        Cost of Sales.    Cost of sales includes cost of merchandise and services sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 53.3 percent for the year ended July 31, 2009, compared to 51.0 percent for the same period in the prior year. The increase is primarily due to an increase in store-wide discounts during the Holiday season and an inventory impairment charge recorded during the fourth quarter of fiscal 2009 totaling approximately 80 basis points associated with our decision to accelerate the sale of certain clearance merchandise. The increase was partially offset by an increase in revenues recognized associated with lifetime warranties.

        Our last-in, first-out ("LIFO") inventory charges were $1.0 million and $2.4 million for the fiscal years ended July 31, 2009 and 2008, respectively.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying and general corporate overhead expenses. SG&A was 52.1 percent of revenues for the year ended July 31, 2009, compared to 46.1 percent for the same period in the prior year. On a dollar basis, SG&A decreased by $57.8 million to $927.2 million for the year ended July 31, 2009. The percentage increase is due to lower total revenues during the current year compared to the prior year. The dollar decrease is the result of expense reductions totaling $64.1 million and a $15.1 million decrease in incentive based compensation due to lower sales. The decrease was partially offset by a $6.7 million increase in legal settlement and severance costs and a $9.6 million increase in foreign currency losses.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2009 and 2008 was 3.3 percent and 2.8 percent, respectively. The increase is due to lower total revenues during the current year compared to the prior year, partially offset by store closures.

        Other Charges and Gains.    Other charges and gains for the year ended July 31, 2009 includes a $27.0 million charge associated with store closures, a $23.2 million charge related to the Bailey Banks & Biddle contingent lease obligation, a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment. Other charges and gains for the year ended July 31, 2008 includes a $12.6 million benefit related to a change in our vacation policy and a $1.9 million charge related to the impairment of long-lived assets associated with underperforming stores.

        Interest Expense.    Interest expense as a percent of revenues for the year ended July 31, 2009 and 2008 was flat at 0.6 percent. Interest expense decreased by $2.0 million to $10.4 million for the year ended July 31, 2009. The weighted average effective interest rate decreased from 5.1 percent last year to 2.6 percent this year. The decrease in the weighted average effective interest rate was offset by an increase in average borrowings compared to the same period in the prior year and a decrease in total revenues.

        Other Income.    During the year ended July 31, 2008, we sold our interest in a diamond known as the "Incomparable Diamond" and recognized a gain of $3.5 million.

        Income Tax (Benefit) Expense.    The income tax benefit totaled $53.0 million for the year ended July 31, 2009, compared to a $4.8 million income tax expense for the year ended July 31, 2008. The income tax benefit for the year ended July 31, 2009 includes a net charge totaling $13.9 million related to our decision to revoke our election under Accounting Principles Board No. 23, "Accounting for Income Taxes-Special Areas" ("APB 23") and a $21.5 million charge related to uncertainties surrounding the utilization of net operating loss carryforwards. Income tax expense for the year ended July 31, 2008 includes a $4.3 million charge related to the expiration of certain net operating loss carryforwards.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovations of existing stores, upgrades to our information technology systems and distribution facilities and debt service. In addition, from time to time we have repurchased shares of our common stock.

        Net cash provided by operating activities decreased from $134.5 million for the year ended July 31, 2008 to $2.7 million for the year ended July 31, 2009. The decrease in cash provided by operating activities is primarily the result of operating losses generated during fiscal year 2009 compared to operating earnings for the same period in the prior year. The operating losses in the current year are primarily due to the general decline in the overall retail environment and an increase in store-wide discounts during the Holiday season. The decrease is also the result of a decrease in net cash received related to lifetime warranties of approximately $38 million. The decrease was partially offset by an approximately $38 million decrease in amounts due from vendors for returned merchandise and vendor deposits and an approximately $7 million increase in federal and state income tax refunds net of taxes paid.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 35 percent) occurring in November and December of each year, the Holiday season. Other important periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Owned inventory at July 31, 2009 was $740.3 million, a decrease of $58.9 million compared to July 31, 2008.

        Our cash requirements are funded through cash flows from operations, funds available under our U.S. revolving credit facility with a syndicate of lenders led by Bank of America, and vendor payment terms. As of July 31, 2009, our U.S. revolving credit facility provided for borrowings up to $500 million. Borrowings under the U.S. facility are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables. The U.S. facility also provides for increased seasonal borrowing capabilities of up to $100 million and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to an additional $100 million. Under the terms of the U.S. credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period. We do not currently meet the minimum fixed charge coverage ratio. Due to the seasonal nature of our business, borrowings under our credit facility during the Holiday season increase significantly and our borrowing availability must be closely managed. Based on our cash flow projections for the remainder of fiscal 2010, we believe our borrowing availability will remain above $50 million, which will not trigger the fixed charge coverage ratio. However, if we do not meet our cash flow projections, our borrowing availability threshold may not remain above $50 million. These cash flow projections are based on revenue and expenditure estimates for the remainder of fiscal 2010. We also manage availability under the credit facility by monitoring the timing of merchandise receipts and vendor payments. Our vendor terms are generally 30 to 60 days, but have decreased slightly during the year due to conditions in the credit markets.

        Based on an inventory appraisal performed as of June 30, 2009, the available borrowings under the U.S. credit facility are currently determined under item (2) described above. For the period of September 2009 through August 2010 monthly borrowing rates calculated from the cost of eligible inventory are as follows: 66 percent for September 2009, 73 percent for October 2009 through December 2009, and are projected to range from 60 percent to 63 percent for January 2010 through August 2010. These rates are subject to periodic adjustment under the provisions of the U.S. Agreement. In February 2009, we terminated our Canadian credit facility and entered into certain Joinder Agreements under which we utilize our Canadian and Puerto Rican subsidiaries' inventory, credit card receivables and certain other assets as collateral under the U.S. facility. The increase in collateral under the U.S. facility offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value. There were no borrowings outstanding under the Canadian facility at the time of termination.

        Our credit facility expires in August 2011. Conditions in the credit markets are volatile and it is unclear under what terms we will be able to extend or replace the facility.

        As of July 31, 2009, we had cash and cash equivalents of $25.0 million and had approximately $136.1 million available under our revolving credit facilities. We believe that we have sufficient capacity under our revolving credit facilities to meet our financing needs during fiscal 2010.

        In February 2009, we announced inventory and cost savings initiatives expected to be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively. The inventory reductions are to be achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores. The inventory reductions achieved as of July 31, 2009 totaled approximately $54 million. As of July 31, 2009, the cost savings realized since inception of the initiative totaled approximately $26 million and consist primarily of selling, general and administrative expenses.

        In February 2008, we announced plans to permanently reduce inventory by $100 million and to achieve cost savings totaling in excess of $65 million. The inventory reductions were achieved as of July 2008. As of July 31, 2009, the cost savings realized since inception of the initiative totaled approximately $62 million and consist primarily of selling, general and administrative expenses. The remaining cost savings will be realized during fiscal 2010.

        During the third quarter of fiscal 2009, we began a review of our lease portfolio to accelerate the closure of underperforming locations and to identify opportunities to renegotiate rents under existing leases. The evaluation of our lease portfolio resulted in the closure of 109 fine jewelry stores and 10 kiosks in the fourth quarter of fiscal 2009. We recorded a charge during the fourth quarter associated with the closures totaling $27.0 million consisting primarily of lease termination costs of $16.1 million, impairments related to long-lived assets of $8.9 million and severance costs of $1.1 million. We have closed a total of 191 underperforming locations during calendar year 2009, of which 160 were fine jewelry stores and 31 were kiosks. The 191 closed locations had a negative contribution of approximately $14 million for the twelve months preceding closure and carried approximately $53 million of inventory. We have also finalized agreements or entered into agreements in principle on certain existing stores which will result in a reduction in aggregate rental obligations commencing in fiscal year 2010.

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation, assumed the obligations for the store operating leases. As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017. The maximum potential liability for base rent payments under the leases totaled approximately $62 million as of July 31, 2009. As of October 29, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 lease guarantees. Settlement discussions with respect to the contingent obligations for the remaining 7 locations are still under negotiation. Base rents for the remaining 7 stores totaled approximately $28 million as of July 31, 2009. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidated. We recorded a $23.2 million charge during the fourth quarter of fiscal 2009 associated with all 45 Bailey Banks & Biddle locations. The charge was based on the preliminary agreements reached with the landlords and expectations of future payments required to settle the remaining 7 lease guarantees.

        Under arrangements with Citibank, N.A. and one of its subsidiaries (collectively, "Citibank"), Citibank provides financing for our customers to purchase merchandise through private label credit cards. The arrangements also enable us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 30 percent of purchases in Canada. Under the agreements governing our arrangements, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants. As of May 2009, our Canadian subsidiary did not satisfy a fixed charge coverage covenant, which could allow Citibank to terminate the Canadian agreement upon

30 days written notice, and our U.S. subsidiary did not satisfy a minimum sales threshold, which could allow Citibank to terminate the U.S. agreement upon 180 days written notice if certain cure provisions were not met by us. In June 2009, we amended the agreements with Citibank as follows: (1) Citibank waived its right to terminate both agreements for the covenant violations described above prior to March 2010, (2) we will provide Citibank a $5 million letter of credit and, for the period November 15 through February 14 of each year, an additional $10 million seasonal letter of credit in connection with our U.S. agreement, (3) the minimum sales threshold was lowered related to our U.S. subsidiary and (4) Citibank released its right to require us to purchase the U.S. receivable portfolio upon termination of the agreement as a result of our failure to meet the minimum sales threshold.

        During fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we repurchased a total of 17.6 million shares of our common stock, or $326.7 million, in fiscal 2008. As of July 31, 2009, we have approximately $23.3 million in remaining authorization under our repurchase program.

Capital Growth

        During fiscal 2009, we invested approximately $7.0 million in capital expenditures to open 14 new stores in the Fine Jewelry segment. We invested approximately $17.4 million to remodel, relocate and refurbish 34 stores in our Fine Jewelry segment, and seven stores in our Kiosk Jewelry segment. We also invested $4.0 million in infrastructure, primarily related to our information technology and our distribution centers. We anticipate investing approximately $20 million in capital expenditures in fiscal year 2010, including eight new stores, primarily in the Peoples brand, and approximately $6 million in capital investments related to information technology infrastructure and support operations.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2009 is presented in the following table (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt(a)	$311	$—	$311	$—	$—	$—
Operating leases(b)	862	174	271	202	215	—
Operation services agreement(c)	14	5	9	—	—	—
Other long-term liabilities(d)	6	—	—	—	—	6

Total	$1,193	$179	$591	$202	$215	$6

(a)
Long-term debt relates to principal payments due under our revolving credit agreement. This amount does not reflect any interest, which would be based on the current effective rate, which was 2.6 percent for fiscal 2009, and assumes no prepayments.

(b)
Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Real estate taxes, insurance, common area maintenance fees and merchant association dues were approximately 25 percent of base rentals for the year ended July 31, 2009.

(c)
We have an operations services agreement with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting.

(d)
Other long-term liabilities reflect loss reserves related to credit insurance. We have reflected these payments under "Other," as the timing of these future payments is dependent on the actual processing of the claims.

        Not included in the table above as contractual obligations are our obligations under employment agreements and ordinary course purchase orders for merchandise, including certain merchandise on consignment.

Recent Accounting Pronouncement

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities on August 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 for the fiscal year ended July 31, 2009, as required. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." ("SFAS 168"). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on the consolidated financial statements.

Off-Balance Sheet Arrangements

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation, assumed the obligations for the store operating leases. As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017. The maximum potential liability for base rent payments under the leases totaled approximately $62 million as of July 31, 2009. As of October 29, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 leases. Settlement discussions with respect to the contingent obligations for the remaining 7 locations are still under negotiation. Base rents for the remaining 7 stores totaled approximately $28 million as of July 31, 2009. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded a $23.2 million charge during the fourth quarter of fiscal 2009 associated with all 45 Bailey Banks & Biddle locations. The charge was based on the preliminary agreements reached with the landlords and expectations of future payments required to settle the contingent lease obligations for the remaining 7 leases.

Inflation

        In management's opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. Although currently not material, recent increases in gold prices have negatively affected the cost of merchandise inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out inventory and was approximately eight percent during fiscal year 2009. There is no assurance that inflation will not materially affect us in the future.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2009, approximately four percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items.

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

        Goodwill.    In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

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

        Other Reserves.    We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies. In addition, from time to time we close stores prior to the expiration of the lease term which requires us to record reserves associated with the leases. Certain assumptions are used in estimating lease reserves including the period of time that is required to finalize agreements with the landlords and the amounts that are required to terminate the leases. If our estimates and assumptions used to record these charges change, we may be required to record additional charges.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2009 of $25 million.

        Based on our market risk-sensitive instruments (including variable rate debt) outstanding at July 31, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

        Commodity Risk.    We principally address commodity risk through retail price point adjustments and have, from time to time, purchased forward contracts for gold and silver.

        Foreign Currency Risk.    We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated. However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows. During the fiscal year ended July 31, 2009, the average Canadian currency rate depreciated by approximately 10 percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the depreciation in the Canadian dollar resulted in a $35.0 million decrease in reported revenues, substantially offset by a decrease in reported cost of sales and selling, general and administrative expenses of $17.2 million and $12.9 million, respectively. In addition, as a result of the depreciation of the Canadian dollar we recorded losses associated with the settlement of Canadian accounts payable totaling $8.6 million during the fiscal year ended July 31, 2009 compared to gains of $1.0 million during the same period in the prior year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 37 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-33. We incorporate these consolidated financial statements in this document by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        At the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective for the purpose of recording, processing, summarizing and timely reporting of material information required to be included in its periodic reports. Notwithstanding the material weaknesses discussed in Management's Report on Internal Control Over Financial Reporting referenced below, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting

        Our Management's Report on Internal Control Over Financial Reporting is included on page F-1 of this Annual Report on Form 10-K. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

        There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, although subsequent to the end of the quarter we have made various changes as a result of the ineffectiveness of controls.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following individuals serve as our executive officers of the Company. Officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Neal Goldberg	50	Chief Executive Officer and Director
Theo Killion	58	President
Matthew W. Appel	53	Executive Vice President and Chief Financial Officer
William Acevedo	43	Executive Vice President, Chief Stores Officer
Gilbert P. Hollander	56	Executive Vice President and Chief Sourcing and Supply Chain Officer
Mary P. Kwan	56	Executive Vice President, Chief Merchandising Officer
Richard A. Lennox	44	Executive Vice President, Chief Marketing and E-Commerce Officer
James E. Sullivan	45	Vice President, Controller and Chief Accounting Officer

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

        Mr. Matthew W. Appel was named Executive Vice President of the Company effective May 2009 and appointed Chief Financial Officer of the Company on June 15, 2009. From March 2007 to May 2009, Mr. Appel served as Vice President and Chief Financial Officer of ExlService Holdings, Inc. Prior to ExlService Holdings, Inc, Mr. Appel was Vice President, BPO Product Management from 2006 to 2007 and Vice President, Finance and Administration BPO from 2003 through 2005 at Electronic Data Systems

Corporation. From 2001 to 2003, Mr. Appel was the Senior Vice President, Finance and Accounting BPO at Affiliated Computer Services, Inc. Mr. Appel began his career with Arthur Andersen, where he spent seven years in their audit practice. Mr. Appel is a certified public accountant and certified management accountant.

        Mr. William Acevedo was appointed Executive Vice President, Chief Stores Officer of the Company effective April 11, 2008. Prior to joining the Company, Mr. Acevedo served as a Vice President of Banana Republic from 2002 to 2008. From April 1996 to May 2002, Mr. Acevedo served in various management positions with Macy's East.

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

        Mr. Richard A. Lennox was named Executive Vice President, Chief Marketing Officer of the Company effective August 2009. Prior to joining the Company, Mr. Lennox served as Executive Vice President, Marketing Director at J. Walter Thompson—New York. Mr. Lennox started at J. Walter Thompson in 1989 and held various senior level marketing positions. He began his career in 1987 with AGB—London.

        Mr. James E. Sullivan was appointed Vice President, Controller and Chief Accounting Officer in July 2009. Mr. Sullivan served as Vice President, Financial Reporting and Compliance since joining the Company in January 2007. Prior to joining the Company, Mr. Sullivan served as Assistant Controller of Affiliated Computer Services, Inc. from October 2006 to January 2007. Mr. Sullivan was Senior Director, Financial Reporting for Brinker International, Inc. from July 2001 to September 2006 and previously served as a Senior Audit Manager for PricewaterhouseCoopers, LLP. Mr. Sullivan is a certified public accountant.

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance," Executive Compensation and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Auditor Fee Information" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 37 for a listing of all financial statement documents included on pages F-1 through F-33.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	June 20, 2008 Form 8-K, Exhibit 3.1
4.1a	Revolving Credit Agreement, dated as of July 23, 2003	July 31, 2003 Form 10-K, Exhibit 4.1
4.1b	Amendment to Revolving Credit Agreement, dated as of December 10, 2004	December 10, 2004 Form 8-K, Exhibit 99.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
4.1c	Amendment to Revolving Credit Agreement dated as of January 17, 2006	July 31, 2006 Form 10-K, Exhibit 4.1c
4.1d	Amendment to Revolving Credit Agreement dated as of April 6, 2007	April 11, 2007 Form 8-K, Exhibit 99.1
4.1e	Joinder Agreement of Zale Canada Co. to Credit Agreement	February 18, 2009 Form 8-K, Exhibit 4.1
4.1f	Joinder Agreement of Zale Canada Co. to Security Agreement	February 18, 2009 Form 8-K, Exhibit 4.2
4.1g	Joinder Agreement of Zale Puerto Rico, Inc. to Credit Agreement	February 18, 2009 Form 8-K, Exhibit 4.3
4.1h	Joinder Agreement of Zale Puerto Rico, Inc. to Security Agreement	February 18, 2009 Form 8-K, Exhibit 4.4
4.1i	Security Agreement of Zale Canada Co.	February 18, 2009 Form 8-K, Exhibit 4.5
10.1*	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement	Filed herewith
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4b
10.4c*	Form of Non-qualified Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4c
10.4d*	Form of Restricted Stock Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4d
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4e
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4f
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Zale Corporation Outside Directors' 2005 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.6a
10.6b*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.6c*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.7a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.7b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.7c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.8*	Zale Corporation Bonus Plan	July 31, 2008 Form 10-K, Exhibit 10.8
10.9*	Offer Letter to Theo Killion	January 29, 2008 Form 8-K, Exhibit 10.1
10.10*	Form of Employment Security Agreement for Corporate Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.11*	Form of Employment Security Agreement for Brand Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.12	Amendment to Citibank USA, N.A. Agreement, dated as of April 4, 2003	April 30, 2003 Form 10-Q, Exhibit 99.2
10.13*	Base Salaries and Target Bonus for the Named Executive Officers	Filed herewith
10.14	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2006 Form 10-K, Exhibit 10.18
10.15*	Non-Employee Director Equity Compensation Plan	November 24, 2008 Form 8-K, Exhibit 10.1
10.16*	Form of Restricted Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.2
10.17*	Form of Deferred Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.3
10.18*	Amended and Restated Employment Agreement with Neal Goldberg	December 24, 2008 Form 8-K, Exhibit 10.1
10.19*	Form of Amended and Restated Employment Security Agreement with Executive Vice Presidents	December 24, 2008 Form 8-K, Exhibit 10.2
10.20*	Separation and Release Agreement with Rodney Carter	February 18, 2009 Form 8-K, Exhibit 10.1
10.21	Merchant Services Agreement	January 31, 2009 Form 10-Q, Exhibit 10.6
10.22	Private Label Credit Card Program Agreement	January 31, 2009 Form 10-Q, Exhibit 10.6
10.23*	Employment Security Agreement with Matthew W. Appel	April 30, 2009 Form 10-Q, Exhibit 10.2
10.24	Amendment to Merchant Services Agreement with Citibank (South Dakota), N.A.	April 30, 2009 Form 10-Q, Exhibit 10.3
10.25**	Amendment No. One to Private Label Credit Card Program Agreement with Citi Commerce Solutions of Canada Ltd.	April 30, 2009 Form 10-Q, Exhibit 10.4

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.26*	Separation and Release Agreement with Steve Larkin	June 30, 2009 Form 8-K, Exhibit 10.1
14	Code of Business Conduct and Ethics	Filed herewith
21	Subsidiaries of the Registrant	July 31, 2007 Form 10-K, Exhibit 21
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.3

**
Confidential treatment has been requested with respect to Exhibit 10.27. Portions of Exhibit 10.27 have been redacted. The redacted portions have been filed separately with the Securities and Exchange Commission.

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under Securities Exchange Act of 1934, as amended. The Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses in the following areas:

  •
  The Company did not maintain effective controls over certain account reconciliations. Specifically, account reconciliations associated with advertising, depository bank accounts and intercompany accounts receivable lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the financial statements as of and for the year ended July 31, 2008 included in this Annual Report on Form 10-K.

  •
  The Company did not maintain effective segregation of duties and oversight with respect to its advertising programs. The responsibility to initiate and approve transactions was maintained by the same individual who determined the timing of when advertising transactions were recorded and expensed. In addition, the appropriate level of oversight did not exist to ensure that advertising transactions were recorded in the appropriate period. This material weakness contributed to the restatement of the financial statements as of and for the year ended July 31, 2008 included in this Annual Report on Form 10-K.

        As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009.

        The Company's management has taken, or is in the process of taking, various actions that are intended to remediate these material weaknesses. The Company's new Chief Financial Officer, appointed in June 2009, and its new Controller, appointed in July 2009, are overseeing the implementation of these remediation efforts, including:

  •
  The hiring of an Internal Audit leader and the addition of third party internal audit resources.

  •
  A review of the Company's internal controls, policies and procedures and organization structure relating to the areas where material weaknesses were identified.

  •
  The hiring of additional personnel and the retraining of existing personnel within its finance organization.

        The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-3.

/s/ NEAL L. GOLDBERG Neal L. Goldberg Chief Executive Officer October 29, 2009	/s/ MATTHEW W. APPEL Matthew W. Appel Executive Vice President and Chief Financial Officer October 29, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited the accompanying consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' investment, and cash flows for the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, the accompanying fiscal 2008 financial statements have been restated.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2009 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 29, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  •
  The Company did not maintain effective controls over certain account reconciliations. Specifically, account reconciliations associated with advertising, depository bank accounts and intercompany accounts receivable lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the financial statements as of and for the year ended July 31, 2008.

  •
  The Company did not maintain effective segregation of duties and oversight with respect to its advertising programs. The responsibility to initiate and approve transactions was maintained by the same individual that determined the timing of when advertising transactions were recorded and expensed. In addition, the appropriate level of oversight did not exist to ensure that advertising transactions were recorded in the appropriate period. This material weakness contributed to the restatement of the financial statements as of and for the year ended July 31, 2008.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated October 29, 2009 on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Zale Corporation has not maintained effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 29, 2009

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2009	2008
		As Restated
Revenues	$1,779,744	$2,138,041

Cost and expenses:
Cost of sales	948,572	1,089,553
Selling, general and administrative	927,249	985,028
Cost of insurance operations	7,000	6,744
Depreciation and amortization	58,947	60,244
Other charges and gains	70,095	(10,700)

Operating (loss) earnings	(232,119)	7,172
Interest expense	10,399	12,364
Other income	—	(3,500)

Loss before income taxes	(242,518)	(1,692)
Income tax (benefit) expense	(53,015)	4,761

Loss from continuing operations	(189,503)	(6,453)
Earnings from discontinued operations, net of taxes	—	7,084

Net (loss) earnings	$(189,503)	$631

Basic net (loss) earnings per common share:
Loss from continuing operations	$(5.94)	$(0.15)
Earnings from discontinued operations	—	0.16

Net (loss) earnings per share	$(5.94)	$0.01

Diluted net (loss) earnings per common share:
Loss from continuing operations	$(5.94)	$(0.15)
Earnings from discontinued operations	—	0.16

Net (loss) earnings per share	$(5.94)	$0.01

Weighted average number of common shares outstanding:
Basic	31,899	42,361
Diluted	31,899	42,476

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2009	July 31, 2008
		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$24,987	$61,342
Merchandise inventories	740,257	799,181
Other current assets	51,973	106,340

Total current assets	817,217	966,863

Property and equipment, net	238,138	297,887
Goodwill	94,605	103,685
Other assets	29,480	35,946
Deferred tax asset	51,532	10,879

Total assets	$1,230,972	$1,415,260

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$309,949	$287,452
Deferred tax liability	46,383	65,746

Total current liabilities	356,332	353,198

Long-term debt	310,500	326,306
Other liabilities	190,347	169,285
Commitments and contingencies (see Notes 12 and 18)
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 shares issued; 31,969 and 31,612 shares outstanding at July 31, 2009 and 2008, respectively	488	488
Additional paid-in capital	147,348	144,456
Accumulated other comprehensive income	37,307	51,036
Accumulated earnings	657,682	847,185

	842,825	1,043,165
Treasury stock, at cost, 22,763 and 23,109 shares at July 31, 2009 and 2008, respectively	(469,032)	(476,694)

Total stockholders' investment	373,793	566,471

Total liabilities and stockholders' investment	$1,230,972	$1,415,260

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2009	2008
		As Restated
Cash Flows From Operating Activities:
Net (loss) earnings	$(189,503)	$631
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	59,631	60,927
Deferred taxes	(61,014)	(14,573)
Loss on retirements of property and equipment	2,663	3,477
Impairment of property and equipment	23,786	1,902
Goodwill impairment	5,020	—
Stock-based compensation	5,713	4,406
Change in vacation policy	—	(12,609)
Earnings from discontinued operations	—	(7,084)
Changes in assets and liabilities:
Merchandise inventories	53,184	71,137
Other current assets	53,759	(1,298)
Other assets	2,807	2,505
Accounts payable and accrued liabilities	24,738	(34,496)
Other liabilities	21,911	59,623

Net cash provided by operating activities	2,695	134,548

Cash Flows From Investing Activities:
Payments for property and equipment	(28,357)	(85,137)
Purchase of available-for-sale investments	(22,721)	(10,448)
Proceeds from sales of available-for-sale investments	25,779	8,251

Net cash used in investing activities	(25,299)	(87,334)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	5,107,150	3,630,800
Payments on revolving credit agreement	(5,122,955)	(3,531,801)
Proceeds from exercise of stock options	6,211	1,992
Excess tax benefit on stock options exercised	158	53
Purchase of common stock	—	(326,694)

Net cash used in financing activities	(9,436)	(225,650)

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(21,593)
Net cash provided by investing activities of discontinued operations	—	225,052

Net cash provided by discontinued operations	—	203,459

Effect of exchange rate changes on cash	(4,315)	161
Net change in cash and cash equivalents	(36,355)	25,184
Cash and cash equivalents at beginning of period	61,342	36,158

Cash and cash equivalents at end of period	$24,987	$61,342

See notes to the consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2007—As previously reported (unaudited)	49,053	$487	$138,036	$45,939	$868,111	$(150,000)	$902,573
Cummulative effect of restatement (see Note 2)	—	—	—	—	(22,159)	—	(22,159)

Balances at July 31, 2007—As restated	49,053	487	138,036	45,939	845,952	(150,000)	880,414
Net earnings	—	—	—	—	631	—	631
Unrealized gain on securities	—	—	—	741	—	—	741
Cumulative translation adjustment	—	—	—	4,356	—	—	4,356

Comprehensive income							5,728

Adjustment to initially apply FIN 48	—	—	—	—	602	—	602
Issuance of common stock	101	1	1,991	—	—	—	1,992
Tax benefit from exercise of stock options	—	—	23	—	—	—	23
Purchase of common stock	(17,553)	—	—	—	—	(326,694)	(326,694)
Stock-based compensation	11	—	4,406	—	—	—	4,406

Balances at July 31, 2008—As restated	31,612	488	144,456	51,036	847,185	(476,694)	566,471
Net loss	—	—	—	—	(189,503)	—	(189,503)
Unrealized gain on securities	—	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(13,810)	—	—	(13,810)

Comprehensive loss							(203,232)

Issuance of common stock	357	—	(1,604)	—	—	7,662	6,058
Tax benefit from exercise of stock options	—	—	(1,217)	—	—	—	(1,217)
Stock-based compensation	—	—	5,713	—	—	—	5,713

Balances at July 31, 2009	31,969	$488	$147,348	$37,307	$657,682	$(469,032)	$373,793

See notes to the consolidated financial statements.

 ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2009, we operated 1,247 specialty retail jewelry stores and 684 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico. We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

        Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Additionally, each brand differentiates itself through a customer experience with different points of emphasis. Our brands have a centralized merchandising function that creates significant synergies and allows for teaming across brands. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet® focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers. Gordon's Jewelers® is a value-oriented regional jeweler that caters to local fashions and emphasizes customer relationships. Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com and gordonsjewelers.com. During fiscal year 2009, our Fine Jewelry segment generated $1.5 billion of revenues.

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. During fiscal year 2009, our Kiosk Jewelry segment generated $232.8 million of revenues.

        The accompanying consolidated financial statements and related notes are for the twelve month fiscal periods ended July 31, 2009 and 2008. Certain information included in the notes to the consolidated financial statements as of and for the year ended July 31, 2008 has been restated. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

        See Note 2 for information related to the restatement of our previously issued financial statements.

        Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, deposits in banks and short-term marketable securities at varying interest rates with original maturities of three months or less. Also included in cash equivalents are proceeds due from credit card transactions with settlement terms of less than five days. The carrying amount approximates fair value due to the short-term maturity of those instruments.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2009, approximately four percent of our total inventory represented raw materials and other inventory associated with internally sourced product. This inventory is valued at the weighted average cost of the items. The LIFO charge was $1.0 million and $2.4 million for the years ended July 31, 2009 and 2008, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $13.2 million and $12.2 million at July 31, 2009 and 2008, respectively. Domestic inventories on a FIFO basis were $652.9 million and $702.1 million at July 31, 2009 and 2008, respectively. Our Canadian inventory accounted for on the FIFO retail method was approximately $100.6 million and $109.3 million at July 31, 2009 and 2008, respectively.

        Consignment inventory and related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $71.5 million and $114.3 million of consignment inventory on hand at July 31, 2009 and 2008, respectively.

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

        Impairment of Long-Lived Assets.    Long-lived assets are reviewed for impairment by comparing the carrying value of the assets with their estimated future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon the most recent projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores.

        Goodwill.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments. See Note 6 for additional disclosures related to goodwill.

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

        In connection with the sale of our customer receivables in fiscal year 2000, we entered into a 10-year merchant services agreement whereby Citibank, N.A. issues private label credit cards branded with appropriate Company trademarks. We received a $41.8 million incentive for entering into the agreement that is being recognized ratably over 10 years. The deferred revenue related to this incentive as of July 31, 2009 and 2008 totaled $4.2 million and $8.4 million, respectively.

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

        Stock-Based Compensation.    Stock-based compensation is accounted for under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. Stock-based compensation expense for fiscal 2009 and 2008 includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of July 31, 2005.

        Preferred Stock.    At July 31, 2009 and 2008, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

        Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $11.3 million and $12.4 million for the fiscal years ended July 31, 2009 and 2008, respectively. These insurance premiums are included in revenues in the accompanying consolidated statements of operations.

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

        Advertising Expenses.    Advertising is generally expensed when the advertisement is utilized and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $87.9 million and $96.3 million for the fiscal years ended July 31, 2009 and 2008, respectively, net of amounts contributed by vendors. The amounts of prepaid advertising at July 31, 2009 and 2008 were $0.9 million and $2.2 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $5.9 million and $4.3 million for the fiscal years ended July 31, 2009 and 2008, respectively. Vendor allowances included in cost of sales totaled $1.3 million for the year ended July 31, 2009. There were no vendor allowances included in cost of sales for the year ended July 31, 2008.

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

        We file income tax returns in the U.S. federal jurisdiction, in various states and in certain foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before July 31, 2005. We are subject to audit by taxing authorities of most states and certain foreign jurisdictions and are subject to examination by these taxing jurisdictions for fiscal years generally after July 31, 2004.

        Sales Tax.    We present revenues net of taxes collected and record the taxes as a liability in the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority.

        Foreign Currency.    Translation adjustments result from translating foreign subsidiaries' financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the period. Resulting translation adjustments are included as a component of comprehensive income in the accompanying consolidated statements of stockholders' investment.

        Earnings Per Common Share.    Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method. There were antidilutive stock options of 2.6 million as of July 31, 2009 and 2008.

        We incurred a net loss of $189.5 million for the year ended July 31, 2009. A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the basic and dilutive losses per common share are the same.

        Financial Instruments.    In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on August 1, 2008, as required. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	—	Quoted prices for identical instruments in active markets;
Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	—	Instruments whose significant inputs are unobservable.

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

        The fair value of the $310.5 million of borrowings under our revolving credit facility totaled approximately $304 million as of July 31, 2009. The fair value was based on estimates of current interest rates for similar debt.

        The investments of our insurance subsidiaries, primarily stocks and bonds, are accounted for as available-for-sale securities and are reflected in other assets in the accompanying consolidated balance sheets. The fair values of these instruments as of July 31, 2009 and 2008 were approximately $25 million and $28 million, respectively, and are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.

        Concentrations of Business and Credit Risk.    During fiscal year 2009, we purchased approximately 12 percent of our finished merchandise from five vendors with no single vendor exceeding three percent, compared to approximately 14 percent in the same period of the prior year. In fiscal years 2009 and 2008, approximately 16 percent and 13 percent, respectively, of our merchandise requirements were provided by our internal sourcing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2009 and 2008, we had no significant concentrations of credit risk.

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

        Reclassifications.    The classifications in use at July 31, 2009 have been applied to the restated financial statements for July 31, 2008.

        Subsequent Events.    We have evaluated subsequent events through the issuance of the financial statements, which occurred on October 29, 2009.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        On September 17, 2009, management of Zale Corporation (the "Company") and the Audit Committee of the Company's Board of Directors, concluded that the Company's previously issued consolidated financial statements for fiscal years 2008 and prior periods required restatement as a result of adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property taxes.

        The tables below provide a reconciliation of our consolidated statement of operations and balance sheet for fiscal year 2008 from amounts previously reported to the restated amounts. We also have included a reconciliation of certain line items affected within our consolidated statement of cash flows for fiscal year 2008 from amounts previously reported to the restated amounts. Our consolidated statement of stockholders' investment as of July 31, 2008 reflects the cumulative effect of the restatement as of July 31, 2007 for those items that impacted fiscal year 2007 and prior. Following the tables are additional disclosures surrounding each item affecting the restatements.

 CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 31, 2008
(in thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
Revenues	$2,138,041	$—	$—	$—	$—	$—	$2,138,041
Costs and expenses:
Cost of sales	1,089,553	—	—	—	—	—	1,089,553
Selling, general and administrative	980,469	2,031	2,752	—	(224)	4,559	985,028
Cost of insurance operations	6,744	—	—	—	—	—	6,744
Depreciation and amortization	60,244	—	—	—	—	—	60,244
Other charges and gains	(10,700)	—	—	—	—	—	(10,700)

Operating earnings	11,731	(2,031)	(2,752)	—	224	(4,559)	7,172
Interest expense	12,364	—	—	—	—	—	12,364
Other income	(3,500)	—	—	—	—	—	(3,500)

Earnings (loss) before income taxes	2,867	(2,031)	(2,752)	—	224	(4,559)	(1,692)
Income tax (benefit) expense	(850)	710	963	3,929	9	5,611	4,761

Earnings (loss) from continuing operations	3,717	(2,741)	(3,715)	(3,929)	215	(10,170)	(6,453)
Earnings from discontinued operations, net of taxes	7,084	—	—	—	—	—	7,084

Net earnings	$10,801	$(2,741)	$(3,715)	$(3,929)	$215	$(10,170)	$631

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.09	$(0.06)	$(0.09)	$(0.09)	$—	$(0.24)	$(0.15)
Earnings from discontinued operations	0.16	—	—	—	—	—	0.16

Basic net earnings per share	$0.25	$(0.06)	$(0.09)	$(0.09)	$—	$(0.24)	$0.01

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.09	$(0.06)	$(0.09)	$(0.09)	$—	$(0.24)	$(0.15)
Earnings from discontinued operations	0.16	—	—	—	—	—	0.16

Diluted net earnings per share	$0.25	$(0.06)	$(0.09)	$(0.09)	$—	$(0.24)	$0.01

Weighted average number of common shares outstanding:
Basic	42,361	42,361	42,361	42,361	42,361	42,361	42,361
Diluted	42,476	42,476	42,476	42,476	42,476	42,476	42,476

 CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2008
(in thousands)

	As Reported	Advertising	Intercompany Accounts Receivable	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$65,579	$—	$—	$(4,237)	$—	$—	$(4,237)	$61,342
Merchandise inventories(a)	799,181	—	—	—	—	—	—	799,181
Other current assets	125,446	(19,254)	756	569	—	(1,177)	(19,106)	106,340

Total current assets	990,206	(19,254)	756	(3,668)	—	(1,177)	(23,343)	966,863

Property and equipment, net	297,887	—	—	—	—	—	—	297,887
Goodwill	103,685	—	—	—	—	—	—	103,685
Other assets	35,946	—	—	—	—	—	—	35,946
Deferred tax asset	14,514	(601)	41	(1,034)	(2,041)	—	(3,635)	10,879

Total assets	$1,442,238	$(19,855)	$797	$(4,702)	$(2,041)	$(1,177)	$(26,978)	$1,415,260

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities(a)	$281,891	$1,037	$5,925	$(105)	$1,127	$(2,423)	$5,561	$287,452
Deferred tax liability	65,956	(449)	—	—	761	(522)	(210)	65,746

Total current liabilities	347,847	588	5,925	(105)	1,888	(2,945)	5,351	353,198

Long-term debt	326,306	—	—	—	—	—	—	326,306
Other liabilities	169,285	—	—	—	—	—	—	169,285
Stockholders' Investment:
Common stock	488	—	—	—	—	—	—	488
Additional paid-in capital	144,456	—	—	—	—	—	—	144,456
Accumulated other comprehensive income	51,036	—	—	—	—	—	—	51,036
Accumulated earnings	879,514	(20,443)	(5,128)	(4,597)	(3,929)	1,768	(32,329)	847,185

	1,075,494	(20,443)	(5,128)	(4,597)	(3,929)	1,768	(32,329)	1,043,165
Treasury stock	(476,694)	—	—	—	—	—	—	(476,694)

Total stockholders' investment	598,800	(20,443)	(5,128)	(4,597)	(3,929)	1,768	(32,329)	566,471

Total liabilities and stockholders' investment	$1,442,238	$(19,855)	$797	$(4,702)	$(2,041)	$(1,177)	$(26,978)	$1,415,260

(a)
Additional inventory totaling $19.6 million was included in the "as reported" balances with a corresponding adjustment to accounts payable and accrued liabilities. The adjustment is related to inventory in-transit as of July 31, 2008.

 CONSOLIDATED CASH FLOW DATA
YEAR ENDED JULY 31, 2008
(in thousands)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
Net earnings	$10,801	$(2,741)	$(3,715)	$(3,929)	$215	$(10,170)	$631
Deferred taxes	(20,498)	788	1,068	3,929	140	5,925	(14,573)
Other current assets	(7,164)	5,866	—	—	—	5,866	(1,298)
Accounts payable and accrued liabilities	(30,123)	(3,913)	(105)	—	(355)	(4,373)	(34,496)
Net cash provided by operating activities	137,300	—	(2,752)	—	—	(2,752)	134,548
Cash and cash equivalents at end of period	65,579	—	(4,237)	—	—	(4,237)	61,342

Advertising

        The cumulative impact of the advertising charge totaled $23.7 million, $20.4 million after taxes, as of July 31, 2008 and related primarily to prepaid advertising costs. Previously, certain advertising costs were recorded as prepaid advertising subsequent to the period in which the advertisement ran. The cumulative impact of the advertising charge includes $21.7 million related to fiscal year 2007 and prior periods.

Intercompany Accounts Receivable

        The cumulative impact of the intercompany accounts receivable charge totaled $5.9 million, $5.1 million after taxes, as of July 31, 2008. The charge related to an intercompany accounts receivable associated with our wholly owned insurance subsidiaries. The Company pays certain expenses on behalf of its insurance subsidiaries and is subsequently reimbursed by those subsidiaries. The charge was the result of the Company recording accounts receivable in excess of the actual expenses incurred and included $5.9 million related to fiscal year 2007 and prior periods. The intercompany accounts receivable was previously recorded in accounts payable and accrued liabilities.

Depository Bank Accounts

        The cumulative impact of the depository bank accounts charge totaled $4.2 million, $4.6 million after taxes, as of July 31, 2008. The charge corrected the recording of cash receipts from Bailey Banks & Biddle subsequent to disposition of the brand in fiscal 2008 and certain other errors associated with our cash reconciliation system. The cumulative impact of the depository bank accounts includes $1.5 million related to fiscal year 2007 and prior periods.

Federal Income Taxes

        The cumulative impact of the federal income tax charge totaled $3.9 million as of July 31, 2008. The charge resulted primarily from an incorrect determination made during fiscal year 2008 related to whether earnings from our Puerto Rican based operations could be utilized to offset U.S. operating losses that were expiring.

Personal Property Tax Reserves

        The cumulative impact of the personal property tax reserve benefit totaled $2.3 million, $1.8 million after taxes, as of July 31, 2008. The benefit was the result of excess reserves that were not adjusted on a timely basis following payments and includes $2.1 million related to fiscal year 2007 and prior periods.

3. OTHER CURRENT ASSETS

        Our other current assets consist of the following (in thousands):

	Year Ended July 31,
	2009	2008
		As Restated
Prepaid rent	$20,824	$22,459
Vendor returns and deposits	9,232	34,618
Other	21,917	49,263

	$51,973	$106,340

4. INVESTMENTS

        Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All long-term debt securities outstanding at July 31, 2009 will contractually mature within 1 to 23 years.

        Investments, principally related to our insurance subsidiaries as of July 31, 2009 and 2008, were as follows (in thousands):

	July 31, 2009		July 31, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$17,673	$18,354	$19,182	$19,662
Corporate bonds and notes	3,355	3,500	5,893	5,864
Corporate equity securities	3,431	2,988	2,159	2,010

	$24,459	$24,842	$27,234	$27,536

        All investments are classified as available-for-sale. At July 31, 2009 and 2008, the carrying value of investments included a net unrealized gain of $0.4 million and $0.3 million, respectively, which are included in accumulated other comprehensive income. The net realized gain on investments totaled $0.4 million and $0.1 million in fiscal years 2009 and 2008, respectively, as determined on the specific identification basis. Investments with a carrying value of $7.7 million and $7.6 million were on deposit with various state insurance departments at July 31, 2009 and 2008, respectively, as required by law.

5. PROPERTY AND EQUIPMENT, NET

        Our property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2009	2008
Building and leasehold improvements	$237,197	$256,394
Furniture and fixtures	439,240	452,619
Construction in progress	14,312	25,747

	690,749	734,760
Less accumulated depreciation and amortization	(452,611)	(436,873)

	$238,138	$297,887

6. GOODWILL

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. As a result of the decline in the overall retail environment and the significant decline in our market capitalization through the Holiday season, we concluded that an interim impairment test was necessary and performed the test as of December 31, 2008. Based on the test results, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment. The charge is included in other charges and gains in the consolidated statements of operations. No impairments were recorded for the $75.2 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. The fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 58 percent and 29 percent, respectively, to be considered for potential impairment. The key assumptions used to determine the fair value of our reporting units include (1) cash flow projections for five years, (2) terminal year growth rates of two percent, and (3) discount rates of 15 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

        As of July 31, 2009, our market capitalization was below carrying value. While we considered the market capitalization decline in our evaluation of fair value, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributable to negative market conditions as a result of the recession and the deterioration in the retail environment. In addition, we evaluated the potential impact of the store closures described in Note 7 on our calculation of fair value and determined that there was no material impact to the fair value of Peoples Jewellers and Piercing Pagoda. A significant number of the store closures related to Zales Jewelers, which has no remaining goodwill.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended July 31,
	2009	2008
Goodwill, beginning of period	$103,685	$100,740
Impairment charges	(5,020)	—
Foreign currency adjustments	(4,060)	2,945

Goodwill, end of period	$94,605	$103,685

7. OTHER CHARGES AND GAINS

        Our other charges and gains consist of the following (in thousands):

	Year Ended July 31,
	2009	2008
Store impairments	$14,873	$1,909
Store closure charges	27,047	—
Bailey Banks & Biddle lease charge	23,155	—
Goodwill impairment	5,020	—
Change in vacation policy	—	(12,609)

	$70,095	$(10,700)

        In fiscal year 2009, we recorded a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $27.0 million charge related to 119 store closures. The store closure charge consists primarily of estimated lease termination costs of $16.1 million, impairments related to long-lived assets of $8.9 million and severance costs of $1.1 million. The impairment charges and store closures were primarily in our Fine Jewelry segment. The store closures were the result of a strategic decision to close certain underperforming stores not meeting minimum contribution margins. In addition, we recorded a $23.2 million charge associated with the Bailey Banks & Biddle contingent lease obligation and a $5.0 million goodwill impairment charge. In estimating the lease termination costs associated with the store closures and the Bailey Banks & Biddle contingent lease obligations, certain assumptions were used including the period of time that would be required to finalize agreements with the landlords and the amounts that would be required to terminate the leases. While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges. See Notes 9 and 18 for additional information related to the store closures and the Bailey Banks & Biddle contingent lease obligation and Note 6 for additional information related to the goodwill impairment charge.

        In fiscal year 2008, we recorded a $1.9 million charge related to the impairment of long-lived assets associated with underperforming stores. In addition, we recorded a $12.6 million benefit related to a change in our vacation policy from one that required employees to earn vacation in the year prior to the date of grant to a policy where employees earn vacation in the same year it is used. We also eliminated our policy to pay terminated employees for unused vacation, where not prohibited by law.

8. DISPOSITION OF BAILEY BANKS & BIDDLE

        In November 2007, we sold substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand. The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively. The sale resulted in a pre-tax gain of approximately $14 million, which includes a $24.7 million reduction in the last-in, first-out provision resulting from the liquidation of the Bailey Banks & Biddle inventory. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. We have reported the results of operations of Bailey Banks & Biddle as discontinued operations, which consist of the following (in thousands):

Year Ended July 31, 2008
Revenues	$56,585

Loss before income taxes	$(2,604)
Income tax benefit	1,016

Loss earnings from discontinued operations	(1,588)
Gain on sale of Bailey Banks & Biddle, net of taxes of $5,544	8,672

Earnings from discontinued operations	$7,084

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Our accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2009	2008
		As Restated
Accounts payable	$124,435	$154,087
Accrued payroll	7,444	12,115
Accrued taxes	17,118	21,628
Warranty deferred revenue	60,164	41,786
Accrued rent	7,577	12,763
Bailey Banks & Biddle lease reserve	23,155	—
Store closure reserve	20,309	—
Other	49,747	45,073

	$309,949	$287,452

10. OTHER LIABILITIES

        Our other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2009	2008
Long-term straight-line rent	$34,543	$32,247
Long-term warranty deferred revenue	150,016	127,025
Long-term deferred servicing fee revenue	—	4,180
Insurance reserves	5,788	5,833

	$190,347	$169,285

11. DEBT

        U.S. Revolving Credit Agreement.    We have a U.S. revolving credit agreement (the "U.S. Agreement") that provides for up to $500 million in commitments by a group of lenders, including a $20 million sublimit for letters of credit, that is secured by our merchandise inventory, credit card receivables and certain other assets. Borrowings under the U.S. Agreement are capped at the lesser of (1) 73 percent of the cost of eligible inventory during October through December and approximately 69 percent for the remainder of the fiscal year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables. Based on an inventory appraisal performed as of June 30, 2009, the available borrowings under the U.S. credit facility are currently determined under item (2) described above. For the period of September 2009 through August 2010 monthly borrowing rates calculated based on the cost of eligible inventory are as follows: 66 percent for September 2009, 73 percent for October 2009 through December 2009, and are projected to range from 60 percent to 63 percent for January 2010 through August 2010. These rates are subject to periodic adjustment under the provisions of the U.S. Agreement. The U.S. Agreement also provides for seasonal borrowing capabilities of up to $100 million and an accordion feature that allows us to permanently increase the facility size in $25 million increments up to an additional $100 million. At July 31, 2009 and 2008, $310.5 and $326.3 million, respectively, was outstanding under the U.S. Agreement. We had approximately $136.1 million and $129.5 million in available borrowings at July 31, 2009 and 2008, respectively. The maximum amount outstanding under the U.S. Agreement during fiscal years 2009 and 2008 was $499.3 million and $346.8 million, respectively. We may repay the loans at any time without penalty prior to the maturity date of August 2011.

        The U.S. Agreement bears interest at a floating rate at either (i) LIBOR plus the applicable margin (as defined in the U.S. Agreement), or (ii) the base rate (as defined in the U.S. Agreement) plus the applicable margin. The margin applicable to LIBOR based loans and standby letter of credit commission rates will be automatically reduced or increased from time to time based upon excess borrowing availability under the U.S. Agreement. We pay a quarterly commitment fee of 0.20 percent to 0.25 percent on the preceding quarter's unused commitment. For the years ended July 31, 2009 and 2008, the weighted average effective interest rate was 2.6 percent and 5.1 percent, respectively. The applicable margin for LIBOR based loans was 1.25 percent at July 31, 2009 and 2008, and the applicable margin for Base Rate loans was zero percent at July 31, 2009 and 2008.

        If remaining borrowing availability falls below $75 million, we will be restricted in our ability to repurchase stock or pay dividends. If remaining borrowing availability falls below $50 million, we will be required to meet a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period. We do not currently meet the minimum fixed charge coverage ratio. Due to the seasonal nature of our business, borrowings under our credit facility during the Holiday season increase significantly and our borrowing availability must be closely managed. Based on our cash flow projections for the remainder of fiscal 2010, we believe our borrowing availability will remain above $50 million, which will not trigger the fixed charge coverage ratio. However, if we do not meet our cash flow projections, our borrowing availability threshold may not remain above $50 million. These cash flow projections are based on revenue and expenditure estimates for the remainder of fiscal 2010. The U.S. Agreement also requires us to comply with certain other restrictive covenants including, among other things, limitations on indebtedness, investments, liens, acquisitions and asset sales.

        Canadian Revolving Credit Agreement.    The Canadian revolving credit agreement (the "Canadian Agreement") provided us up to CAD $30 million in commitments by Bank of America (acting through its Canadian branch) and was secured by a guaranty from certain U.S. affiliates. The interest rate on the Canadian Agreement was a floating rate of either (i) the BA rate (as defined in the Canadian Agreement) plus the applicable margin (as defined in the U.S. Agreement), or (ii) the Base Rate (as defined in the Canadian Agreement) plus the applicable margin. The margin applicable to BA rate based loans was equivalent to the margin for LIBOR based loans as defined in the U.S. Agreement. We paid a quarterly commitment fee under the Canadian Agreement of 0.20 percent to 0.25 percent based on the unused commitment under the U.S. Agreement for the preceding quarter. We were allowed to repay the revolving credit loans outstanding at any time without penalty prior to the maturity date of August 2011.

        The weighted average effective interest rate was 6.0 percent for the year ended July 31, 2008. The applicable margin for BA based loans was 1.0 percent at July 31, 2008 and the applicable margin for Base Rate loans was zero percent at July 31, 2008.

        In February 2009, we terminated our Canadian Agreement and entered into certain Joinder Agreements under which we will utilize our Canadian and Puerto Rican subsidiaries' inventory, credit card receivables and certain other assets as collateral under the U.S. Agreement. The increase in collateral under the U.S. Agreement offset the decline in available borrowings that would have occurred as a result of the decrease in the appraised liquidation value. There were no borrowings outstanding under the Canadian Agreement at the time of termination.

        Interest paid under the U.S. and Canadian Agreements during fiscal years 2009 and 2008 was $11.0 million and $12.9 million, respectively.

12. LEASES

        We rent most of our retail space under operating leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Our store support center lease extends to 2018. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits. All existing real estate leases are operating leases. Rent expense from continuing operations is included in SG&A and is as follows for fiscal years 2009 and 2008 (in thousands):

	Year Ended July 31,
	2009	2008
Retail space:
Minimum rentals	$202,656	$204,210
Rentals based on sales	3,297	5,490

	205,953	209,700
Equipment and corporate headquarters	2,166	3,431

	$208,119	$213,131

        Future minimum lease payments as of July 31, 2009, for all non-cancelable leases were as follows (in thousands):

Year Ended	Minimum Rent Commitments
2010	$174,340
2011	147,490
2012	123,162
2013	107,490
2014	94,108
Thereafter	215,143

$861,733

13. INCOME TAXES

        Currently, we file a consolidated income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2009	2008
		As Restated
Federal income tax expense at statutory rate	$(84,867)	$(592)
State income taxes, net of federal benefit	(9,942)	1,345
Tax on repatriation of foreign earnings(a)	13,912	—
Canadian rate changes(b)	(2,878)	(2,446)
Foreign & U.S. tax credits	8,159	(1,319)
Goodwill impairment	1,750	—
Expiration of net operating loss carryforwards	—	4,349
Valuation allowance	21,532	1,904
IRC Section 162m limitation	776	674
Other	(1,457)	846

Income tax (benefit) expense	$(53,015)	$4,761

Effective income tax rate	21.9%	(281.4)%

(a)
During fiscal year 2009, we revoked our election under APB 23, resulting in $13.9 million in additional tax expense. The additional expense includes $36.5 million in federal and state income taxes primarily related to the repatriation of Canadian earnings offset by $22.6 million in foreign tax deductions.

(b)
For the last two years Canada has reduced both its federal and provincial tax rates.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2009	2008
		As Restated
Current income tax expense:
Federal	$520	$2,293
Foreign	6,830	17,661
State	869	701

Total current income tax expense	8,219	20,655

Deferred income tax benefit:
Federal	(60,107)	(11,034)
Foreign	1,296	(5,700)
State	(2,423)	840

Total deferred income tax benefit	(61,234)	(15,894)

	$(53,015)	$4,761

        Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2009 and 2008, respectively, are as follows (in thousands):

	Year Ended July 31,
	2009	2008
		As Restated
Current deferred taxes:
Assets
Accrued liabilities	$44,875	$36,655
Inventory reserves	12,088	5,983
Net operating loss carryforward	5,255	—
Other	356	900

Current deferred tax assets	62,574	43,538

Liabilities
Merchandise inventories, principally due to LIFO reserve	(104,295)	(102,485)
Accrued liabilities	(4,662)	(6,799)

Current deferred tax liabilities, net	$(46,383)	$(65,746)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$30,906	$6,968
Stock-based compensation	3,820	—
Postretirement benefits	—	3,737
Accrued liabilities	50,081	21,964
State and local taxes	(38)	(1,028)
Investments in subsidiaries	1,695	9,684
Other	4,841	4,658

	91,305	45,983
Valuation allowances	(23,436)	(1,904)

Non-current deferred tax assets	67,869	44,079

Liabilities
Property and equipment	(1,144)	(8,382)
Undistributed earnings	—	(7,596)
Goodwill	(12,752)	(12,950)
Other	(2,441)	(4,272)

Non-current deferred tax assets, net	$51,532	$10,879

        Deferred tax assets, net of valuation allowances, were $130.4 million and $87.6 million at July 31, 2009 and 2008, respectively. Deferred tax liabilities were $125.3 million and $142.5 million at July 31, 2009 and 2008, respectively.

        A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. Our valuation allowances totaled $23.4 million and $1.9 million as of July 31, 2009 and 2008, respectively, and relate to deferred tax assets associated with certain federal, state and foreign net operating loss carryforwards. The valuation allowances were established due to the uncertainty of our ability to utilize the net operating loss carryforwards in the future.

        Deferred tax assets associated with net operating loss carryforwards totaled $36.2 million and $7.0 million as of July 31, 2009 and 2008, respectively. Deferred tax assets associated with foreign tax credits totaled $0.4 million and $8.2 million as of July 31, 2009 and 2008, respectively. The net operating loss carryforwards expire from fiscal 2010 to fiscal 2030.

        The total amount of unrecognized tax benefits as of July 31, 2009 was $4.7 million, of which $3.3 million would favorably impact the effective tax rate if resolved in our favor. Over the next twelve months, management does not anticipate that the amount of unrecognized tax benefits will be reduced due to our tax position being sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

        A reconciliation of the fiscal year 2009 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2008	$6,002
Additions based on tax positions related to fiscal 2009	134
Additions based on tax positions related to prior years	280
Releases based on tax positions related to prior years	(799)
Settlements with tax authorities	(597)
Expiration of statute of limitations	(288)

Balance at July 31, 2009	$4,732

        We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. We had $2.7 million and $1.8 million of interest and penalties accrued at July 31, 2009 and July 31, 2008, respectively. During fiscal years 2009 and 2008, we recognized interest expense totaling $0.4 million and $0.6 million, respectively.

        Income tax refunds, net of taxes paid, during fiscal year 2009 totaling $6.4 million. Income taxes paid, net of refunds, for fiscal year 2008 was $1.0 million.

14. STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the Zale Corporation 2003 Stock Incentive Plan and the Non-Employee Director Equity Compensation Plan (collectively, the "Plans"). We are authorized to issue up to 6.3 million shares of our common stock for stock options and restricted stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued from treasury stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $5.7 million and $4.4 million for the fiscal years ended July 31, 2009 and 2008, respectively. As of July 31, 2009, there was $11.6 million of unrecognized compensation cost related to stock-based awards that is expected to be recognized over a weighted-average period of 2.4 years. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $0.5 million and $1.3 million during fiscal 2009 and 2008, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to or greater than the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year vesting period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period.

        Stock option transactions during fiscal year 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,716,237	$23.69
Granted	929,600	23.32
Exercised	(256,670)	24.43
Forfeited	(461,527)	24.93
Expired	(178,774)	25.46

Outstanding, end of year	2,748,866	$23.18	7.35	$196,970

Options exercisable, end of year	1,255,804	$24.96	5.86	$—

        For the years ended July 31, 2009 and 2008, the total intrinsic value of stock options exercised was $1.2 million and $0.4 million, respectively. The weighted average fair values of option grants were $7.38 and $6.09 during fiscal years 2009 and 2008, respectively. The fair value of stock options that vested during fiscal year 2009 and 2008 was $3.2 million and $3.4 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2009 and 2008:

	2009	2008
Expected volatility	41.4%	27.7%
Risk-free interest rate	2.7%	3.6%
Expected lives in years	5.0	5.0
Dividend yield	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on the yield of a five-year Treasury Note.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal 2007 generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal 2007 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our closing stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If we fail to meet the specified performance targets, the holder will not receive any shares of common stock, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the performance-based restricted stock units granted. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received.

        Restricted share award transactions during fiscal year 2009 are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards, beginning of year	540,430	$19.25
Granted	307,416	19.41
Vested	(135,563)	15.02
Forfeited	(271,500)	24.56

Restricted share awards, end of year	440,783	$17.39

15. STOCK REPURCHASE PROGRAM

        During fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") for $100 million and four Rule 10b5-1 plans (the "10b5-1 Plans"). In November 2007, the counterparty under the ASR delivered 4.3 million shares to us. In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR. We also repurchased $226.7 million, or 11.7 million shares, of our common stock under the 10b5-1 Plans and through open market purchases. A total of 17.6 million shares were repurchased during fiscal 2008 at an average price of $18.59. As of July 31, 2009, we were authorized to repurchase an additional $23.3 million under our stock repurchase program.

16. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

        The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative translation adjustment	Unrealized gain (loss) on securities	Total accumulated other comprehensive income
Balance at July 31, 2007	$46,378	$(439)	$45,939
Cumulative translation adjustment	4,356	—	4,356
Unrealized gain on securities	—	791	791
Reclassification to earnings	—	(50)	(50)

Balance at July 31, 2008	50,734	302	51,036
Cumulative translation adjustment	(13,810)	—	(13,810)
Unrealized gain on securities	—	521	521
Reclassification to earnings	—	(440)	(440)

Balance at July 31, 2009	$36,924	$383	$37,307

17. SEGMENTS

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

        Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment	2009	2008
		As Restated
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,535,626	$1,876,170
Kiosk	232,809	249,489
All Other	11,309	12,382

Total revenues	$1,779,744	$2,138,041

Depreciation and amortization:
Fine Jewelry	$42,407	$42,832
Kiosk	4,899	5,296
All Other	—	—
Unallocated	11,641	12,116

Total depreciation and amortization	$58,947	$60,244

Operating (losses) earnings:
Fine Jewelry(b)	$(192,683)	$18,909
Kiosk(c)	2,465	9,905
All Other	5,706	5,641
Unallocated(d)	(47,607)	(27,283)

Total operating (losses) earnings	$(232,119)	$7,172

Assets(e):
Fine Jewelry(f)	$868,227	$987,369
Kiosk	107,457	118,601
All Other	24,842	27,234
Unallocated	230,446	282,056

Total assets	$1,230,972	$1,415,260

	Year Ended July 31,
Selected Financial Data by Segment	2009	2008
		As Restated
	(amounts in thousands)
Capital expenditures:
Fine Jewelry	$18,702	$59,289
Kiosk	420	3,266
All Other	—	—
Unallocated	9,235	22,582

Total capital expenditures	$28,357	$85,137

(a)
Includes $256.7 million and $321.9 million in fiscal years 2009 and 2008, respectively, related to foreign operations.

(b)
Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge.

(c)
Fiscal year 2009 includes $0.4 million related to costs associated with store closures.

(d)
Fiscal year 2009 includes a $23.2 million charge related to the Bailey Banks & Biddle contingent lease obligations. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Also, includes credits of $60.1 million and $66.8 million in fiscal years 2009 and 2008, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $40.6 million and $47.0 million of fixed assets in fiscal years 2009 and 2008, respectively, related to foreign operations.

18. CONTINGENCIES

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation ("Finlay"), assumed the obligations for the store operating leases. As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal 2009 through fiscal 2017. The maximum potential liability for base rent payments under the leases totaled approximately $62 million as of July 31, 2009. As of October 29, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 leases. Settlement discussions with respect to the contingent obligations for the remaining 7 locations are still under negotiation. Base rents for the remaining 7 stores totaled approximately $28 million as of July 31, 2009. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded a $23.2 million charge during the fourth quarter of fiscal 2009 associated with all 45 Bailey Banks & Biddle locations. The charge was based on the preliminary agreements reached with the landlords and expectations of future payments required to settle the remaining 7 leases.

        Under arrangements with Citibank, N.A. and one of its subsidiaries (collectively, "Citibank"), Citibank provides financing for our customers to purchase merchandise through private label credit cards. The arrangements also enable us to write credit insurance. Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 30 percent of purchases in Canada. Under the agreements governing our arrangements, our Canadian and U.S. subsidiaries must satisfy various financial and other covenants. As of May 2009, our Canadian subsidiary did not satisfy a fixed charge coverage covenant, which could allow Citibank to terminate the agreement upon 30 days written notice, and our U.S. subsidiary did not satisfy a minimum sales threshold, which could allow Citibank to terminate the U.S. agreement upon 180 days written notice if certain cure provisions were not met by us. In June 2009, we amended the agreements with Citibank as follows: (1) Citibank waived its right to terminate both agreements for the covenant violations described above prior to March 2010, (2) we will provide Citibank a $5 million letter of credit and, for the period November 15 through February 14 of each year, an additional $10 million seasonal letter of credit in connection with our U.S. agreement, (3) the minimum sales threshold was lowered related to our U.S. subsidiary and (4) Citibank released its right to require us to purchase the U.S. receivable portfolio upon termination of the agreement as a result of our failure to meet the minimum sales threshold.

        In September 2008, one of our vendors filed for bankruptcy protection. As of July 31, 2009, an affiliate of the vendor held approximately 5,000 ounces of gold, or $4.4 million, belonging to the Company. Although we believe we are entitled to the return of the gold, not all of the gold will be returned. Subsequent to July 31, 2009 we received $1.5 million from the vendor and, as a result, recorded a $2.9 million charge in SG&A during fiscal year 2009.

        We were named as a defendant in two lawsuits arising, in general, from matters that were the subject of a Securities and Exchange Commission investigation that was terminated, as we announced on September 24, 2006, with no enforcement action being recommended: In re Zale Corporation Securities Litigation No. 3:06-CV-01470-K, filed January 29, 2007, U.S. District Court for the Northern District of Texas; and Salvato v. Zale Corp., No. 3:06-CV-1124 (SAF), filed March 5, 2007, U.S. District Court for the Northern District of Texas, originally filed June 26, 2006 and consolidated with Connell v. Zale Corp., originally filed August 7, 2006, U.S. District Court for the Southern District of New York and transferred to the U.S. District Court for the Northern District of Texas. These lawsuits were the product of the consolidation of six lawsuits that were initially filed in New York and Texas. Various current and former officers and directors also were defendants.

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

        We settled our Salvato v. Zale Corporation, et al disputes during the quarter ended October 31, 2008. The settlement was subject to a fairness hearing that took place on November 21, 2008. The settlement was approved and the case is now concluded.

        In June 2007, we agreed to settle a California wage and hour dispute that was filed against us in Sacramento County Superior Court as a purported class action by certain current and former employees. The settlement totaled $3.8 million and requires us to make payments on a claims-made basis, subject to a minimum payout. The charge was recorded in SG&A during fiscal year 2007. The settlement was subject to a fairness hearing that took place on November 21, 2008. The settlement was approved and the case is now concluded.

        We are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

19. DEFERRED REVENUE

        We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranties is recognized on a straight-line basis over a five-year period. The change in deferred revenue from continuing operations associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2009	2008
Deferred revenue, beginning of period	$168,811	$89,574
Warranties sold(a)	93,549	120,807
Revenue recognized	(52,180)	(41,570)

Deferred revenue, end of period	$210,180	$168,811

(a)
Warranty sales for the year ended July 31, 2009 and 2008 include approximately $0.6 million and $0.1 million, respectively, related to the depreciation of the Canadian dollar based on the deferred revenue balance at the beginning of the period.

20. BENEFIT AND RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "US Plan") and the Zale Corporation Puerto Rico Employees Savings and Investment Plan (the "PR Plan"). The PR Plan was adopted in fiscal year 2008. As amended in fiscal year 2009, both plans allow all employees who are at least age 21 to participate in the plans, although new employees are required to complete one year of continuous service with us to be eligible to participate. Each employee in the US Plan can contribute from one percent to 60 percent of his or her annual salary subject to Internal Revenue Service ("IRS") limitations, (30 percent for highly-compensated employees). Employees in the PR Plan can contribute from one to 10 percent of his or her annual salary subject to the Puerto Rico Internal Revenue Code ("PR Code"). Employees who have not otherwise elected will be automatically enrolled in their respective plan at a contribution rate of two percent upon satisfying all eligibility requirements. We currently match $0.50 in cash for every dollar an employee of either plan contributes to the plan up to four percent of annual compensation subject to IRS and PR Code limitations. Matching contributions are made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Beginning in fiscal 2010 matching contributions will be made on a bi-weekly rather than on an annual basis. Employees who began contributing to the plans prior to calendar year 2009 vest in our matched contributions immediately. Employees who began contributing to the plans after calendar year 2008 must complete two years of service prior to vesting in matched contributions. Due to economic conditions, we temporarily suspended matching contributions effective February 27, 2009 with respect to any pre-tax contributions remitted to the plans during that period. We will periodically reevaluate whether business conditions permit the reinstatement of the matching contributions. Our matching contributions were $2.9 million and $2.1 million for fiscal years 2009 and 2008, respectively.

21. QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results of continuing operations for the fiscal years ended July 31, 2009 and 2008 were as follows (in thousands, except per share data):

	Fiscal Year 2009 For the Three Months Ended
	July 31, 2009	April 30, 2009	January 31, 2009	October 31, 2008
		As Restated	As Restated	As Restated
Revenues	$357,114	$379,110	$679,391	$364,130
Cost of sales(a)	191,363	189,075	380,691	187,443
Net loss(b)	(89,799)	(19,545)	(31,776)	(48,383)
Net loss per diluted share	(2.81)	(0.61)	(1.00)	(1.52)

	Fiscal Year 2009 For the Three Months Ended
	July 31, 2009	April 30, 2009	January 31, 2009	October 31, 2008
		As Reported	As Reported	As Reported
Revenues	$357,114	$379,110	$679,391	$364,130
Cost of sales(a)	191,363	189,075	380,691	187,443
Net loss(b)	(89,799)	(23,195)	(23,575)	(45,349)
Net loss per diluted share	(2.81)	(0.73)	(0.74)	(1.43)

	Fiscal Year 2008—As Restated For the Three Months Ended
	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007
Revenues	$456,222	$476,736	$827,820	$377,264
Cost of sales	240,471	250,196	419,810	179,076
Net (loss) earnings(c)	(9,977)	(20,862)	60,522	(29,052)
Net (loss) earnings per diluted share	(0.30)	(0.50)	1.34	(0.60)

	Fiscal Year 2008—As Reported For the Three Months Ended
	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007
Revenues	$456,222	$476,736	$827,820	$377,264
Cost of sales	240,471	250,196	419,810	179,076
Net (loss) earnings(c)	(4,884)	(17,397)	52,653	(26,655)
Net (loss) earnings per diluted share	(0.15)	(0.42)	1.16	(0.54)

(a)
The fourth quarter includes a $13.5 million inventory impairment charge.

(b)
The net loss for the fourth quarter includes a $50.2 million charge related to costs associated with store closures and reserves related to the Bailey Banks & Biddle contingent lease obligations. The fourth quarter loss also includes $6.7 million in store impairments and a $13.5 million inventory impairment. The net loss for the second quarter includes an $8.2 million store impairment and a $5.0 million goodwill impairment.

(c)
The net loss for the fourth quarter includes a $12.6 million benefit related to a change in our vacation policy and a $3.5 million gain related to the sale of our interest in a diamond known as the "Incomparable Diamond." The fourth quarter loss includes $0.3 million in store impairments. Net earnings for the second quarter includes a $1.6 million store impairment charge.

Note: Restated amounts reflect adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property taxes. These adjustments are more fully described in Note 2 to these consolidated financial statements.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of October, 2009.

ZALE CORPORATION
By:	/s/ NEAL L. GOLDBERG Neal L. Goldberg Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal L. Goldberg and Matthew W. Appel, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL L. GOLDBERG Neal L. Goldberg	Chief Executive Officer (principal executive officer of the registrant), Director	October 29, 2009
/s/ MATTHEW W. APPEL Matthew W. Appel	Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)	October 29, 2009
/s/ JAMES E. SULLIVAN James E. Sullivan	Vice President, Controller and Chief Accounting Office (principal accounting officer of the registrant)	October 29, 2009
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	October 29, 2009
/s/ J. GLEN ADAMS J. Glen Adams	Director	October 29, 2009
/s/ YUVAL BRAVERMAN Yuval Braverman	Director	October 29, 2009

Signature	Title	Date

/s/ RICHARD C. BREEDEN Richard C. Breeden	Director	October 29, 2009
/s/ JAMES M. COTTER James M. Cotter	Director	October 29, 2009
/s/ THOMAS C. SHULL Thomas C. Shull	Director	October 29, 2009
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Director	October 29, 2009
/s/ DAVID M. SZYMANSKI David M. Szymanski	Director	October 29, 2009

Exhibit Number	Description of Exhibit
10.2	Form of Indemnification Agreement
10.13	Base Salaries and Target Bonus for the Named Executive Officers
14	Code of Business Conduct and Ethics
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS AND OTHER MATTERS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 31, 2008 (in thousands, except per share amounts)
CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2008 (in thousands)
CONSOLIDATED CASH FLOW DATA YEAR ENDED JULY 31, 2008 (in thousands)
SIGNATURES