Form 10-Q
period 2009-10-31
ZALE CORP
filed 2009-12-04
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

Commission File Number 1-04129

Zale Corporation

A Delaware Corporation

IRS Employer Identification No. 75-0675400

901 W. Walnut Hill Lane

Irving, Texas 75038-1003

(972) 580-4000

Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Zale Corporation was not required to submit electronically and post on the Company’s website Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months due to the Rule not being applicable to the Company for the current and previous periods.

Zale Corporation is a smaller reporting company and is not a well-known seasoned issuer.

Zale Corporation is not a shell company.

As of November 30, 2009, 32,040,312 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2009	2008
		As Restated

Revenues	$329,210	$364,130
Cost and expenses:
Cost of sales	169,377	187,443
Selling, general and administrative	201,274	223,312
Cost of insurance operations	1,782	1,760
Depreciation and amortization	13,363	15,101
Operating loss	(56,586)	(63,486)
Interest expense	1,921	3,471
Loss before income taxes	(58,507)	(66,957)
Income tax expense (benefit)	1,205	(18,574)
Net loss	$(59,712)	$(48,383)

Net loss per common share:
Basic	$(1.87)	$(1.52)
Diluted	$(1.87)	$(1.52)

Weighted average number of common shares outstanding:
Basic	31,977	31,756
Diluted	31,977	31,756

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2009	July 31, 2009	October 31, 2008
			As Restated
ASSETS
Current assets:
Cash and cash equivalents	$24,038	$24,987	$35,209
Merchandise inventories	902,344	740,257	1,001,909
Other current assets	55,536	51,973	88,094
Total current assets	981,918	817,217	1,125,212

Property and equipment	701,623	690,749	728,646
Less accumulated depreciation and amortization	(472,303)	(452,611)	(440,847)
Net property and equipment	229,320	238,138	287,799

Goodwill	94,695	94,605	91,726
Other assets	30,405	29,480	32,017
Deferred tax asset	45,820	51,532	19,213
Total assets	$1,382,158	$1,230,972	$1,555,967

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$358,462	$309,949	$457,509
Deferred tax liability	46,366	46,383	65,145
Total current liabilities	404,828	356,332	522,654

Long-term debt	465,500	310,500	368,505
Other liabilities	195,450	190,347	173,145

Contingencies (see Note 9)

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	148,749	147,348	146,754
Accumulated other comprehensive income	37,923	37,307	16,803
Accumulated earnings	597,970	657,682	798,802
	785,130	842,825	962,847
Treasury stock	(468,750)	(469,032)	(471,184)
Total stockholders’ investment	316,380	373,793	491,663
Total liabilities and stockholders’ investment	$1,382,158	$1,230,972	$1,555,967

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2009	2008
		As Restated
Cash Flows From Operating Activities:
Net loss	$(59,712)	$(48,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,865	15,271
Deferred taxes	5,793	(8,522)
Loss on disposition of property and equipment	50	112
Stock-based compensation	1,710	1,618
Changes in operating assets and liabilities:
Merchandise inventories	(162,137)	(222,018)
Other current assets	(3,579)	16,673
Other assets	(457)	2,971
Accounts payable and accrued liabilities	48,592	176,791
Other liabilities	5,074	7,422
Net cash used in operating activities	(150,801)	(58,065)

Cash Flows From Investing Activities:
Payments for property and equipment	(4,877)	(12,165)
Purchase of available-for-sale investments	(1,321)	(5,106)
Proceeds from sales of available-for-sale investments	1,012	4,906
Net cash used in investing activities	(5,186)	(12,365)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,301,100	1,128,900
Payments on revolving credit agreement	(1,146,100)	(1,086,701)
Proceeds from exercise of stock options	—	6,343
Excess tax benefit on stock options exercised	—	158
Net cash provided by financing activities	155,000	48,700

Effect of exchange rate changes on cash	38	(4,403)

Net change in cash and cash equivalents	(949)	(26,133)
Cash and cash equivalents at beginning of period	24,987	61,342
Cash and cash equivalents at end of period	$24,038	$35,209

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At October 31, 2009, we operated 1,251 specialty retail jewelry stores and 683 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.  We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.

Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Additionally, each brand differentiates itself through a customer experience with different points of emphasis.  Our brands have a centralized merchandising function that creates significant synergies and allows for teaming across brands.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers.  Gordon’s Jewelers® is a value-oriented regional jeweler that caters to local fashions and emphasizes customer relationships.  Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com, zalesoutlet.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.

The All Other segment includes insurance and reinsurance operations.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  Certain information included in the notes to the consolidated financial statements as of and for the three months ended October 31, 2008 has been restated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with Securities and Exchange Commission on October 29, 2009.

We have evaluated subsequent events through the issuance of the consolidated financial statements, which occurred on December 4, 2009.  There were no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in more detail in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as of July 31, 2009, the Company restated its consolidated financial statements for fiscal 2008 as a result of adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property taxes.

The tables below provide a reconciliation of our consolidated statement of operations and balance sheet for October 31, 2008 from amounts previously reported to the restated amounts.  We also have included a reconciliation of certain line items affected within our consolidated statement of cash flows for October 31, 2008 from amounts previously reported to the restated amounts.

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2008

(in thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Revenues	$364,130	$—	$—	$—	$—	$364,130
Costs and expenses:
Cost of sales	187,443	—	—	—	—	187,443
Selling, general and administrative	219,113	5,400	(1)	(1,200)	4,199	223,312
Cost of insurance operations	1,760	—	—	—	—	1,760
Depreciation and amortization	15,101	—	—	—	—	15,101
Operating loss	(59,287)	(5,400)	1	1,200	(4,199)	(63,486)
Interest expense	3,471	—	—	—	—	3,471
Loss before income taxes	(62,758)	(5,400)	1	1,200	(4,199)	(66,957)
Income tax benefit	(17,409)	(1,498)	—	333	(1,165)	(18,574)
Net loss	$(45,349)	$(3,902)	$1	$867	$(3,034)	$(48,383)

Net loss per common share:
Basic	$(1.43)	$(0.12)	$—	$0.03	$(0.09)	$(1.52)
Diluted	$(1.43)	$(0.12)	$—	$0.03	$(0.09)	$(1.52)

Weighted average number of common shares outstanding:
Basic	31,756	31,756	31,756	31,756	31,756	31,756
Diluted	31,756	31,756	31,756	31,756	31,756	31,756

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2008

(in thousands)

	As Reported	Advertising	Intercompany Accounts Receivable	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$39,445	$—	$—	$(4,236)	$—	$—	$(4,236)	$35,209
Merchandise inventories (a)	1,001,909	—	—	—	—	—	—	1,001,909
Other current assets	110,858	(22,912)	756	569	—	(1,177)	(22,764)	88,094
Total current assets	1,152,212	(22,912)	756	(3,667)	—	(1,177)	(27,000)	1,125,212

Property and equipment, net	287,799	—	—	—	—	—	—	287,799
Goodwill	91,726	—	—	—	—	—	—	91,726
Other assets	32,017	—	—	—	—	—	—	32,017
Deferred tax asset	22,848	(601)	41	(1,034)	(2,041)	—	(3,635)	19,213
Total assets	$1,586,602	$(23,513)	$797	$(4,701)	$(2,041)	$(1,177)	$(30,635)	$1,555,967

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities (a)	$452,571	$1,281	$5,925	$(105)	$260	$(2,423)	$4,938	$457,509
Deferred tax liability	65,355	(449)	—	—	761	(522)	(210)	65,145
Total current liabilities	517,926	832	5,925	(105)	1,021	(2,945)	4,728	522,654

Long-term debt	368,505	—	—	—	—	—	—	368,505
Other liabilities	173,145	—	—	—	—	—	—	173,145

Stockholders’ Investment:
Common stock	488	—	—	—	—	—	—	488
Additional paid-in capital	146,754	—	—	—	—	—	—	146,754
Accumulated other comprehensive income	16,803	—	—	—	—	—	—	16,803
Accumulated earnings	834,165	(24,345)	(5,128)	(4,596)	(3,062)	1,768	(35,363)	798,802
	998,210	(24,345)	(5,128)	(4,596)	(3,062)	1,768	(35,363)	962,847
Treasury stock	(471,184)	—	—	—	—	—	—	(471,184)
Total stockholders’ investment	527,026	(24,345)	(5,128)	(4,596)	(3,062)	1,768	(35,363)	491,663
Total liabilities and stockholders’ investment	$1,586,602	$(23,513)	$797	$(4,701)	$(2,041)	$(1,177)	$(30,635)	$1,555,967

(a)  Additional inventory totaling $17.3 million was included in the “as reported” balances with a corresponding adjustment to accounts payable and accrued liabilities.  The adjustment is related to inventory in-transit as of October 31, 2008.

CONSOLIDATED CASH FLOW DATA

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

(in thousands)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Net loss	$(45,349)	$(3,902)	$1	$867	$(3,034)	$(48,383)
Other current assets	13,015	3,658	—	—	3,658	16,673
Accounts payable and accrued liabilities	177,414	244	—	(867)	(623)	176,791
Net cash used in operating activities	(58,066)	—	1	—	1	(58,065)
Cash and cash equivalents at end of period	39,445	—	(4,236)	—	(4,236)	35,209

3.              FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (previously Statement of Financial Accounting Standard No. 157), establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values.  These tiers include:

Level 1 – Quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level 3 – Instruments whose significant inputs are unobservable.

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.

The fair value of the $465.5 million of borrowings under our revolving credit facility totaled approximately $453.9 million as of October 31, 2009.  The fair value was based on estimates of current interest rates for similar debt.

Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at October 31, 2009 will contractually mature within 1 to 23 years.  Investments, principally related to our insurance subsidiaries as of October 31, 2009 and 2008, were as follows (in thousands):

	October 31, 2009		October 31, 2008
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$18,308	$19,145	$19,089	$19,408
Corporate bonds and notes	3,011	3,183	5,714	5,377
Corporate equity securities	3,431	3,135	2,585	1,920
	$24,750	$25,463	$27,388	$26,705

The carrying value of investments at October 31, 2009 and 2008 included a net unrealized gain of $0.7 million and a net unrealized loss of $0.7 million, respectively, which is included in accumulated other comprehensive income.  There were no material net realized gains or losses during the three months ended October 31, 2009 and 2008, as determined on the specific identification basis.

4.              LEASE TERMINATIONS

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totaled approximately $58 million as of October 31, 2009.  As of December 4, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 leases.  Settlement discussions with respect to the contingent obligations for the remaining seven locations are still under negotiation.  Base rents for the remaining seven stores totaled approximately $27 million as of October 31, 2009.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.

During fiscal 2009, we recorded lease termination charges related to the Bailey Banks & Biddle contingent lease obligations and certain store closures primarily in our Fine Jewelry segment.  The charges were based on preliminary agreements reached with the landlords and expectations of future payments required to settle the remaining leases.  In estimating the lease termination charges, certain assumptions were used including the period of time that would be required to finalize agreements with the landlords and the amounts that would be required to terminate the leases.

While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle contingent lease obligations for the three months ended October 31, 2009 is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$20,309	$23,155	$43,464
Payments	(5,763)	(6,231)	(11,994)
Ending of period	$14,546	$16,924	$31,470

5.              LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  There were a total of 2.6 million and 2.7 million antidilutive stock options as of October 31, 2009 and 2008, respectively.

During the three months ended October 31, 2009 and 2008, we incurred a net loss of $59.7 million and $48.4 million, respectively.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

6.              COMPREHENSIVE LOSS

Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive loss was $59.1 million and $82.6 million for the three months ended October 31, 2009 and 2008, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended
	October 31,
	2009	2008
Beginning of period	$37,307	$51,036
Cumulative translation adjustment	287	(33,248)
Unrealized gain (loss) on securities, net	329	(985)
End of period	$37,923	$16,803

7.              INCOME TAXES

During the first quarter of fiscal 2010, we incurred a loss before income taxes totaling $58.5 million.  Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. subsidiaries, a valuation allowance totaling $26.1 million was recorded to fully offset the tax benefit associated with the loss.  In addition, taxable earnings were generated in our Canadian subsidiaries and in certain state tax jurisdictions resulting in the recognition of income tax expense totaling $1.2 million.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”) was signed into law.  The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations.  Pursuant to the provisions of the WHBA, we filed for a tax refund totaling approximately $17 million related to operating losses generated in fiscal 2009.

8.              SEGMENTS

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  The Fine Jewelry segment consists of five principal brands, which sell diamonds, gemstone, gold jewelry and watches. These five brands have been aggregated into one reportable segment.  The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and reaches the opening price point select jewelry customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.  The All Other segment includes credit insurance operations, which provide offerings of insurance coverage primarily to our private label credit card customers.  Management’s expectation is that the overall economics of each of our major brands within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability.  Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2009	2008
		As Restated
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$282,721	$314,028
Kiosk	43,744	47,002
All Other	2,745	3,100
Total revenues	$329,210	$364,130

Depreciation and amortization:
Fine Jewelry	$9,469	$10,804
Kiosk	1,136	1,270
All Other	—	—
Unallocated	2,758	3,027
Total depreciation and amortization	$13,363	$15,101

Operating (loss) earnings:
Fine Jewelry	$(40,829)	$(44,845)
Kiosk	(4,204)	(5,011)
All Other	963	1,340
Unallocated (b)	(12,516)	(14,970)
Total operating loss	$(56,586)	$(63,486)

(a)	Includes $53.1 million and $56.4 million for the three months ended October 31, 2009 and 2008, respectively, related to foreign operations.
(b)	Includes $14.6 million and $15.1 million for the three months ended October 31, 2009 and 2008, respectively, to offset internal carrying costs charged to the segments.

9.              CONTINGENCIES

In November 2009, the Company, our Chief Executive Officer, Neal L. Goldberg, and three former officers, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  The suits allege various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its fiscal year 2009 Form 10-K.  The lawsuits request unspecified damages and costs.  The lawsuits are in the preliminary stage, and we intend to vigorously contest them.  However, the Company cannot predict the outcome or duration of the lawsuits.

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

10.       DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2009	2008
Deferred revenue, beginning of period	$210,180	$168,811
Warranties sold (a)	16,757	16,859
Revenue recognized	(15,732)	(11,447)
Deferred revenue, end of period	$211,205	$174,223

(a)

Warranty sales for the three months ended October 31, 2008 include approximately $3.9 million related primarily to the negative impact of the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. The Canadian currency rate did not have a material impact on warranty sales for the three months ended October 31, 2009.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended July 31, 2009.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At October 31, 2009, we operated 1,251 fine jewelry stores and 683 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.  Our operations are divided into three business segments:  Fine Jewelry, Kiosk Jewelry and All Other.

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

Comparable store sales declined by 6.8 percent during the first quarter of fiscal 2010.  Gross margin increased by 10 basis points to 48.6 percent during the first quarter of fiscal 2010 compared to the same period in the prior year.  We believe the increase in gross margin is the result of a more disciplined promotional strategy that we began in the last half of fiscal 2009.  In November 2009, comparable store sales declined by 18.6 percent compared to the same period in the prior year.  Historically, the month of November has represented approximately 25 percent of total revenues for the second quarter of our fiscal year.  During the first quarter of fiscal 2010, we made significant progress toward the initiative we began in February 2009 realizing cost savings of approximately $24 million.  The costs savings consist primarily of selling, general and administrative expenses.

We believe the three initiatives we introduced in fiscal 2008 remain critical to our long-term success.  The initiatives are: (1) focusing on our core customer by providing clarity and value through compelling merchandise assortments, cleaner in-store presentation and an improved marketing message; (2) enhancing our operational effectiveness to ensure that our people and processes are aligned and focused on providing outstanding products and customer service; and (3) maintaining financial discipline with a continued focus on free cash flow generation and prudent use of capital.  We believe the most important of these initiatives under the current economic environment is maintaining financial discipline.  Accordingly, in February 2009, we announced an inventory and cost savings initiative expected to be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively.  The inventory reductions are to be achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores.  As of October 31, 2009, the inventory reductions and cost savings realized since inception of the initiative totaled approximately $67 million and $50 million, respectively.  The cost savings consist primarily of selling, general and administrative expenses.  We believe that we will achieve our goals under the initiative during fiscal 2010.

During the first quarter of fiscal 2010, the Canadian currency rate appreciated by approximately seven percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in a $2.5 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.2 million and $1.1 million, respectively.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	October 31,
	2009	2008
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	51.4	51.5
Selling, general and administrative	61.1	61.3
Cost of insurance operations	0.5	0.5
Depreciation and amortization	4.1	4.1
Operating loss	(17.2)	(17.4)
Interest expense	0.6	1.0
Loss before income taxes	(17.8)	(18.4)
Income tax expense (benefit)	0.4	(5.1)
Net loss	(18.1)%	(13.3)%

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Revenues.  Revenues for the quarter ended October 31, 2009 were $329.2 million, a decrease of 9.6 percent compared to revenues of $364.1 million for the same period in the prior year.  Comparable store sales decreased 6.8 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by an 8.7 percent decrease in the average transaction price in our fine jewelry stores, partially offset by a 1.4 percent increase in the number of customer transactions in our fine jewelry stores.  We attribute the decline in the average transaction price and increase in the number of customer transactions primarily to promotional offerings during the first quarter of fiscal 2010 that offered selected lower priced items to preferred customers.  The decline in revenue was also due to a decrease in the number of open stores, partially offset by a $4.3 million increase in revenues recognized related to lifetime warranties and a $6.1 million increase related to the appreciation of the Canadian currency rate.

The Fine Jewelry segment contributed $282.7 million of revenues in the quarter ended October 31, 2009, a decrease of 10.0 percent as compared to $314.0 million for the same period in the prior year.

Revenues include $43.7 million in the Kiosk Jewelry segment compared to $47.0 million in the prior year, representing a decrease of 6.9 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 683 from 731 as of October 31, 2009 and 2008, respectively.

The All Other segment contributed $2.7 million in revenues for the quarter ended October 31, 2009, as compared to $3.1 million for the same period in the prior year, representing a decrease of 11.5 percent.

During the quarter ended October 31, 2009, we opened five stores in the Fine Jewelry segment.  In addition, we closed one store in the Fine Jewelry segment and one location in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 51.4 percent for the quarter ended October 31, 2009, compared to 51.5 percent for the same period in the prior year.  The decrease is primarily due to an 80 basis point impact associated with a decline in store-wide discounts compared to the same period in the prior year, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 61.1 percent of revenues for the quarter ended October 31, 2009, compared to 61.3 percent for the same period in the prior year.  SG&A decreased by $22.0 million to $201.3 million for the quarter ended October 31, 2009.  The decrease is primarily the result of our expense reduction initiative totaling $22.5 million, including $15.1 million related to store closures, a $4.8 million decrease in promotional costs and a $2.9 million decrease in legal settlement and severance costs.  The decrease was partially offset by a $2.3 million increase in credit card fees and a $4.1 million increase in professional fees associated with the restatement of our prior year financial statements and a resulting SEC investigation.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended October 31, 2009 and 2008 was 4.1 percent.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended October 31, 2009 and 2008 was 0.6 percent and 1.0 percent, respectively.  In addition, interest expense decreased by $1.6 million to $1.9 million for the quarter ended October 31, 2009 as compared to the same period in prior year.  The decrease was the result of a decrease in the weighted average effective interest rate from 4.1 percent last year to 1.6 percent this year, partially offset by an increase in average borrowings compared to the same period in the prior year.

Income Tax Expense (Benefit).  Income tax expense totaled $1.2 million for the three months ended October 31, 2009, compared to an $18.6 million income tax benefit for the same period in the prior year.  Income tax expense for the three months ended October 31, 2009 is the result of a $26.1 million valuation allowance related to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. subsidiaries and taxable earnings generated primarily in our Canadian subsidiaries.  The income tax benefit for the three months ended October 31, 2008 is the result of operating losses that were expected to be utilized to offset tax expense associated with future earnings.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  In addition, from time to time, we have repurchased shares of our common stock.

Net cash used in operating activities increased from $58.1 million for the three months ended October 31, 2008 to $150.8 million for the three months ended October 31, 2009.  The increase of $92.7 million in the deficit is primarily the result of a $109 million decrease in accounts payable due to the timing of vendor payments compared to the same period in the prior year.  The increase was partially offset by a $60 million decrease in purchases of merchandise inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 35 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at October 31, 2009 was $902.3 million, a decrease of $99.6 million compared to inventory levels at October 31, 2008.  The decrease in inventory was primarily the result of our inventory reduction initiatives and store closures, partially offset by lower than expected sales.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facility with a syndicate of lenders led by Bank of America, and vendor payment terms.  As of October 31, 2009, our revolving credit facility provided for borrowings up to $600 million (including $100 million in additional seasonal borrowing capacity).  Borrowings under the credit facility are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables; or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The credit facility provides for increased seasonal borrowing capacity of up to $100 million from October 15 through December 15 and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  Under the terms of the credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.  Due to the seasonal nature of our business, borrowings under our credit facility during the Holiday season increase significantly and our borrowing availability must be closely managed.  Based on our cash flow projections for the remainder of fiscal 2010, we believe our borrowing availability will remain above $50 million, which will not trigger the fixed charge coverage ratio.  These cash flow projections are based on revenue and expenditure estimates for the remainder of fiscal 2010.  If our actual results are not consistent with our revenue and expenditure projections, our borrowing availability threshold may not remain above $50 million.  We also manage availability under the credit facility by monitoring the timing of merchandise receipts and vendor payments.  Our vendor terms are generally 30 to 60 days, but have decreased during the year due to credit-related factors.

Based on an inventory appraisal performed as of June 30, 2009, the available borrowings under the credit facility are currently determined under item (2) described above.  For the period of September 2009 through August 2010, monthly borrowing rates calculated from the cost of eligible inventory are as follows: 66 percent for September 2009, 73 percent for October 2009 through December 2009, and are projected to range from 60 percent to 63 percent for January 2010 through August 2010.  These rates are subject to periodic adjustment under the provisions of the credit facility.

Our credit facility expires in August 2011.  Conditions in the credit markets are volatile and it is unclear if, or under what terms, we will be able to extend or replace the facility.

As of October 31, 2009, we had cash and cash equivalents totaling $24.0 million.  We also had approximately $129 million of available borrowing capacity under our revolving credit facility.  As described above, if we do not maintain $50 million of available borrowing capacity, we would be required to comply with certain financial covenants that we currently do not meet.  Allowing for the $50 million, we have $79 million available under our credit facility.  We believe that we have sufficient capacity under our credit facility to meet our foreseeable financing needs.

Under arrangements with Citibank, N.A. and one of its subsidiaries (collectively, “Citibank”), Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The arrangements also enable us to write credit insurance.  Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 30 percent of purchases in Canada.  The U.S. and Canadian agreements with Citibank are scheduled to expire in March 2011.  The U.S. agreement will automatically renew for an additional five years and the Canadian agreement will automatically renew for an additional two years if neither party provides a notice of termination during fiscal 2010.  Conditions in the credit markets are volatile and it is unclear if, or under what terms, we will be able to extend or replace the arrangements with Citibank.

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, the buyer, Finlay Fine Jewelry Corporation (“Finlay”), assumed the obligations for the store operating leases.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  The maximum potential liability for base rent payments under the leases totaled approximately $58 million as of October 31, 2009.  As of December 4, 2009, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 38 of 45 leases.  Settlement discussions with respect to the contingent obligations for the remaining seven locations are still under negotiation.  Base rents for the remaining seven stores totaled approximately $27 million as of October 31, 2009.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As of October 31, 2009, the remaining lease reserve associated with the Bailey Banks & Biddle contingent lease obligations totaled $16.9 million.  During the three months ended October 31, 2009, we made payments totaling $6.2 million related to the lease terminations.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

During fiscal 2009, we recorded lease termination charges related to certain store closures primarily in our Fine Jewelry segment.  As of October 31, 2009, the remaining lease reserve associated with the store closures totaled $14.5 million.  During the three months ended October 31, 2009, we made payments totaling $5.8 million related to the closures.

In February 2009, we announced inventory and cost savings initiatives expected to be realized through fiscal 2010 totaling approximately $75 million and $65 million, respectively.  The inventory reductions are to be achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores.  The inventory reductions achieved as of October 31, 2009 totaled approximately $67 million.  As of October 31, 2009, the cost savings realized since inception of the initiative totaled approximately $50 million and consisted primarily of selling, general and administrative expenses.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”) was signed into law.  The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations.  Pursuant to the provisions of the WHBA, we filed for a tax refund totaling approximately $17 million related to operating losses generated in fiscal 2009.

In fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the stock repurchase program, we repurchased a total of 17.6 million shares of our common stock, or $326.7 million, in fiscal 2008.  As of October 31, 2009, we have approximately $23.3 million in remaining authorization under our repurchase program.

Capital Growth

During the three months ended October 31, 2009, we invested approximately $2.1 million in capital expenditures to open five new stores in the Fine Jewelry segment.  We invested approximately $2.1 million to remodel, relocate and refurbish four stores in our Fine Jewelry segment and to complete store enhancement projects.  We also invested $0.7 million in infrastructure, primarily related to our information technology and distribution centers.  We anticipate investing approximately $15.1 million in capital expenditures for the remainder of fiscal year 2010, including $0.9 million to open two new stores, $10.3 million in existing store refurbishments and approximately $3.9 million in capital investments related to information technology infrastructure and support operations.

Recent Accounting Pronouncement

Effective August 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), effective for our quarter ended October 31, 2009.  SFAS 168 established the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the single source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  Although SFAS 168 does not change GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the ASC: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions; SFAS 166, Accounting for Transfers of Financial Assets; SFAS 167, Amendments to FASB Interpretation No. 46R; and SFAS 168.

In April 2009, the FASB issued accounting standards under ASC Topic 825, Financial Instruments (previously FASB Staff Position FAS No. 107-1 and Accounting Principles Board Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies.  We adopted these standards effective August 1, 2009.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which will be effective for the first reporting period (including interim periods) beginning after issuance.  ASU 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements for the quarterly period ending January 31, 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows.  During the three months ended October 31, 2009, the average Canadian currency rate appreciated by approximately seven percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in a $2.5 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.2 million and $1.1 million, respectively.

At October 31, 2009, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

Control Deficiencies

As previously reported in our Annual Report on Form 10-K as of July 31, 2009, which was filed with the SEC on October 29, 2009, we determined that there were control deficiencies that constituted material weaknesses related to certain account reconciliations and the segregation of duties and oversight with respect to our advertising programs.  As a result of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2009.  Management has taken, or is in the process of taking, various actions that are intended to remediate these material weaknesses, including:

•                  The hiring of an Internal Audit leader and the addition of third party internal audit resources.

•                  A review of the Company’s internal controls, policies and procedures and organization structure relating to the areas where material weaknesses were identified.

•                  The hiring of additional personnel and the retraining of existing personnel within its finance organization.

We anticipate the actions to be taken to remediate the material weaknesses will strengthen our disclosure controls and procedures and will, over time, address the material weaknesses that we identified in our Annual Report on Form 10-K as of July 31, 2009.  However, management will not be able to conclude that the material weaknesses have been eliminated until the remediation efforts are substantially completed and we are able to complete our assessment of the effectiveness of internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Due to the material weaknesses discussed in our Annual Report on Form 10-K as of July 31, 2009, which have not been remediated as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting implemented during the quarter ended October 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•                  Procedures related to our advertising programs have been changed to ensure the appropriate level of oversight and review is performed to verify that the transactions are recorded in the appropriate period, and

•                  The underlying documentation is required to be included with the review of the account reconciliations previously described in our Annual Report on Form 10-K as of July 31, 2009.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company included restated financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in order to correct certain accounting errors.  The Staff of the Fort Worth, Texas office of the Securities and Exchange Commission (the “SEC”) is conducting an investigation of the circumstances underlying the restatement.  We are cooperating with the investigation.  We cannot predict the outcome or duration of the SEC investigation, but, at this time, we do not believe that the investigation will have a material effect on the Company’s financial condition or results of operations.

Additional information regarding legal proceedings is incorporated by reference from Note 9 to our consolidated financial statements set forth, under the heading, “Contingencies,” in Part I of this report.

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

If the general economy performs poorly, discretionary spending on goods that are, or are perceived to be, “luxuries” may not grow and may decrease.

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

The supply and price of diamonds in the principal world market are significantly influenced by a single entity, which has traditionally controlled the marketing of a substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion.  The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds.  Any sustained interruption in this supply could have an adverse effect on our business.

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

Any failure by us to manage our inventory effectively will negatively impact our financial condition, sales and earnings.

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

Under arrangements with Citibank, N.A. and one of its subsidiaries (collectively, “Citibank”), Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The arrangement also enables us to write credit insurance.  Customers use our Citibank arrangements to pay for approximately 40 percent of purchases in the U.S. and approximately 30 percent of purchases in Canada.  Any disruption in our arrangement with Citibank, particularly in the current credit market in which replacing Citibank might be difficult, would have an adverse effect on our business, especially to the extent that it materially limits credit availability to our customer base.  The U.S. agreement will automatically renew for an additional five years and the Canadian agreement will automatically renew for an additional two years if neither party provides a notice of termination during fiscal 2010.  Conditions in the credit markets are volatile and it is unclear if, or under what terms, we will be able to extend or replace the arrangements with Citibank.

We are dependent upon our revolving credit agreement for our liquidity needs.

We have a revolving credit facility with a syndicate of banks led by Bank of America that contains various financial and other covenants.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Should we be unable to fulfill the covenants contained in the facility, or should the facility not be renewed or replaced when it matures in August 2011, we would be unable to fund our operations without a significant restructuring of our business.

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

Ineffective internal controls can have adverse impacts on the Company.

Under Federal law, we are required to maintain an effective system of internal controls over financial reporting.  Should we not maintain an effective system, it would result in a violation of those laws and could impair our ability to produce accurate and timely financial statements.  In turn, this could result in increased audit costs, a loss of investor confidence, difficulties in accessing the capital markets, and regulatory and other actions against us.  Any of these outcomes could be costly to both our shareholders and us.

Changes in estimates, assumptions and judgments made by management related to our evaluation of goodwill and store impairments could significantly affect our financial results.

Evaluating the need for goodwill and store impairments is highly complex and involves many subjective estimates, assumptions and judgments by our management.  For instance, management makes estimates and assumptions with respect to future cash flow projections, terminal growth rates, discount rates and long-term business plans.  If our actual results are not consistent with our estimates, assumptions and judgments by our management, we may be required to recognize impairments.

Additional factors that may adversely affect our financial performance.

Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: December 4, 2009	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)