Form 10-Q
period 2010-01-31
ZALE CORP
filed 2010-03-11
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 5, 2010, 32,107,021 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
		As Restated		As Restated

Revenues	$582,252	$679,391	$911,462	$1,043,520
Cost and expenses:
Cost of sales	292,539	380,691	461,916	568,134
Selling, general and administrative	251,220	290,749	452,495	514,062
Cost of insurance operations	1,170	1,396	2,952	3,156
Depreciation and amortization	13,168	14,944	26,531	30,044
Other charges	27,472	13,221	27,472	13,221
Operating loss	(3,317)	(21,610)	(59,904)	(85,097)
Interest expense	2,050	3,233	3,971	6,704
Loss before income taxes	(5,367)	(24,843)	(63,875)	(91,801)
Income tax (benefit) expense	(12,023)	6,933	(10,819)	(11,642)
Net earnings (loss)	$6,656	$(31,776)	$(53,056)	$(80,159)

Net earnings (loss) per common share:
Basic	$0.21	$(1.00)	$(1.66)	$(2.52)
Diluted	$0.21	$(1.00)	$(1.66)	$(2.52)

Weighted average number of common shares outstanding:
Basic	32,060	31,911	32,018	31,834
Diluted	32,170	31,911	32,018	31,834

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2010	July 31, 2009	January 31, 2009
			As Restated
ASSETS
Current assets:
Cash and cash equivalents	$32,363	$24,987	$68,040
Merchandise inventories	737,812	740,257	848,214
Other current assets	47,185	51,973	46,598
Total current assets	817,360	817,217	962,852

Property and equipment	679,047	690,749	720,872
Less accumulated depreciation and amortization	(481,474)	(452,611)	(449,578)
Net property and equipment	197,573	238,138	271,294

Goodwill	95,386	94,605	85,509
Other assets	29,948	29,480	32,707
Deferred tax asset	62,172	51,532	24,317
Total assets	$1,202,439	$1,230,972	$1,376,679

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$252,767	$309,949	$279,930
Deferred tax liability	63,350	46,383	61,996
Total current liabilities	316,117	356,332	341,926

Long-term debt	367,600	310,500	390,005
Other liabilities	192,831	190,347	186,064

Contingencies (see Note 11)

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	147,207	147,348	147,388
Accumulated other comprehensive income	39,952	37,307	13,684
Accumulated earnings	604,626	657,682	767,027
	792,273	842,825	928,587
Treasury stock	(466,382)	(469,032)	(469,903)
Total stockholders’ investment	325,891	373,793	458,684
Total liabilities and stockholders’ investment	$1,202,439	$1,230,972	$1,376,679

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2010	2009
		As Restated
Cash Flows From Operating Activities:
Net loss	$(53,056)	$(80,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,089	30,385
Deferred taxes	6,416	(17,343)
Loss on disposition of property and equipment	71	1,690
Impairment charges	23,261	13,221
Stock-based compensation	2,641	3,665
Changes in operating assets and liabilities:
Merchandise inventories	3,411	(68,007)
Other current assets	4,708	59,053
Other assets	138	3,272
Accounts payable and accrued liabilities	(57,084)	(2,535)
Other liabilities	2,215	20,208
Net cash used in operating activities	(40,190)	(36,550)

Cash Flows From Investing Activities:
Payments for property and equipment	(9,077)	(21,056)
Purchase of available-for-sale investments	(1,902)	(9,779)
Proceeds from sales of available-for-sale investments	1,364	9,532
Net cash used in investing activities	(9,615)	(21,303)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	2,717,500	2,889,300
Payments on revolving credit facility	(2,660,400)	(2,825,600)
Proceeds from exercise of stock options	—	6,211
Excess tax benefit on stock options exercised	—	158
Net cash provided by financing activities	57,100	70,069

Effect of exchange rate changes on cash	81	(5,518)

Net change in cash and cash equivalents	7,376	6,698
Cash and cash equivalents at beginning of period	24,987	61,342
Cash and cash equivalents at end of period	$32,363	$68,040

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At January 31, 2010, we operated 1,228 specialty retail jewelry stores and 679 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® focuses on a slightly higher-income female self purchaser in outlet malls and neighborhood power centers.  Gordon’s Jewelers® is a value-oriented regional jeweler that caters to local fashions and emphasizes customer relationships.  Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com, zalesoutlet.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.

The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  Certain information included in the notes to the consolidated financial statements as of and for the three and six months ended January 31, 2009 has been restated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with Securities and Exchange Commission on October 29, 2009.

In accordance with Accounting Standard Codification (“ASC”) 855, Subsequent Events, we have evaluated subsequent events through the issuance of the consolidated financial statements, which occurred on March 11, 2010.  There were no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

2.              RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in more detail in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, the Company restated its consolidated financial statements for fiscal 2008 as a result of adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property taxes.

The tables below provide a reconciliation of our consolidated statements of operations for the three and six months ended January 31, 2009 and balance sheet as of January 31, 2009 from amounts previously reported to the restated amounts.  We also have included a reconciliation of certain line items affected within our consolidated statement of cash flows for the six months ended January 31, 2009 from amounts previously reported to the restated amounts.

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009

(In thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Total Adjustments	As Restated

Revenues	$679,391	$—	$—	$—	$679,391
Costs and expenses:
Cost of sales	380,691	—	—	—	380,691
Selling, general and administrative	284,382	5,553	814	6,367	290,749
Cost of insurance operations	1,396	—	—	—	1,396
Depreciation and amortization	14,944	—	—	—	14,944
Other charges	13,221	—	—	—	13,221
Operating loss	(15,243)	(5,553)	(814)	(6,367)	(21,610)
Interest expense	3,233	—	—	—	3,233
Loss before income taxes	(18,476)	(5,553)	(814)	(6,367)	(24,843)
Income tax expense	5,099	1,609	225	1,834	6,933
Net loss	$(23,575)	$(7,162)	$(1,039)	$(8,201)	$(31,776)

Net loss per common share:
Basic	$(0.74)	$(0.23)	$(0.03)	$(0.26)	$(1.00)
Diluted	$(0.74)	$(0.23)	$(0.03)	$(0.26)	$(1.00)

Weighted average number of common shares outstanding:
Basic	31,911	31,911	31,911	31,911	31,911
Diluted	31,911	31,911	31,911	31,911	31,911

CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2009

(In thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Revenues	$1,043,520	$—	$—	$—	$—	$1,043,520
Costs and expenses:
Cost of sales	568,134	—	—	—	—	568,134
Selling, general and administrative	503,496	10,953	813	(1,200)	10,566	514,062
Cost of insurance operations	3,156	—	—	—	—	3,156
Depreciation and amortization	30,044	—	—	—	—	30,044
Other charges	13,221	—	—	—	—	13,221
Operating loss	(74,531)	(10,953)	(813)	1,200	(10,566)	(85,097)
Interest expense	6,704	—	—	—	—	6,704
Loss before income taxes	(81,235)	(10,953)	(813)	1,200	(10,566)	(91,801)
Income tax benefit	(12,311)	111	225	333	669	(11,642)
Net loss	$(68,924)	$(11,064)	$(1,038)	$867	$(11,235)	$(80,159)

Net loss per common share:
Basic	$(2.17)	$(0.35)	$(0.03)	$0.03	$(0.35)	$(2.52)
Diluted	$(2.17)	$(0.35)	$(0.03)	$0.03	$(0.35)	$(2.52)

Weighted average number of common shares outstanding:
Basic	31,834	31,834	31,834	31,834	31,834	31,834
Diluted	31,834	31,834	31,834	31,834	31,834	31,834

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2009

(In thousands)

	As Reported	Advertising	Intercompany Accounts Receivable	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$73,090	$—	$—	$(5,050)	$—	$—	$(5,050)	$68,040
Merchandise inventories (a)	848,214	—	—	—	—	—	—	848,214
Other current assets	68,724	(22,274)	756	569	—	(1,177)	(22,126)	46,598
Total current assets	990,028	(22,274)	756	(4,481)	—	(1,177)	(27,176)	962,852

Property and equipment, net	271,294	—	—	—	—	—	—	271,294
Goodwill	85,509	—	—	—	—	—	—	85,509
Other assets	32,707	—	—	—	—	—	—	32,707
Deferred tax asset	27,952	(601)	41	(1,034)	(2,041)	—	(3,635)	24,317
Total assets	$1,407,490	$(22,875)	$797	$(5,515)	$(2,041)	$(1,177)	$(30,811)	$1,376,679

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities (a)	$267,576	$9,030	$5,925	$(105)	$(73)	$(2,423)	$12,354	$279,930
Deferred tax liability	61,597	(398)	—	225	1,094	(522)	399	61,996
Total current liabilities	329,173	8,632	5,925	120	1,021	(2,945)	12,753	341,926

Long-term debt	390,005	—	—	—	—	—	—	390,005
Other liabilities	186,064	—	—	—	—	—	—	186,064

Stockholders’ Investment:
Common stock	488	—	—	—	—	—	—	488
Additional paid-in capital	147,388	—	—	—	—	—	—	147,388
Accumulated other comprehensive income	13,684	—	—	—	—	—	—	13,684
Accumulated earnings	810,591	(31,507)	(5,128)	(5,635)	(3,062)	1,768	(43,564)	767,027
	972,151	(31,507)	(5,128)	(5,635)	(3,062)	1,768	(43,564)	928,587
Treasury stock	(469,903)	—	—	—	—	—	—	(469,903)
Total stockholders’ investment	502,248	(31,507)	(5,128)	(5,635)	(3,062)	1,768	(43,564)	458,684
Total liabilities and stockholders’ investment	$1,407,490	$(22,875)	$797	$(5,515)	$(2,041)	$(1,177)	$(30,811)	$1,376,679

(a)  Additional inventory totaling $1.0 million was included in the “as reported” balances with a corresponding adjustment to accounts payable and accrued liabilities.  The adjustment is related to inventory in-transit as of January 31, 2009.

CONSOLIDATED CASH FLOW DATA

FOR THE SIX MONTHS ENDED JANUARY 31, 2009

(In thousands)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Net loss	$(68,924)	$(11,064)	$(1,038)	$867	$(11,235)	$(80,159)
Other current assets	56,033	3,020	—	—	3,020	59,053
Accounts payable and accrued liabilities	(9,937)	8,044	225	(867)	7,402	(2,535)
Net cash used in operating activities	(35,737)	—	(813)	—	(813)	(36,550)
Cash and cash equivalents at end of period	73,090	—	(5,050)	—	(5,050)	68,040

3.              FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values.  These tiers include:

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

We utilize fair value techniques to evaluate the need for potential impairment losses related to goodwill pursuant to ASC 350, Intangible-Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment.  We calculate estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to risks associated with the operations of each reporting unit.  The terminal value used in the goodwill analysis was determined based on estimates of long-term inflation expectations.

The fair value of the $367.6 million of borrowings under our revolving credit facility totaled approximately $359.0 million as of January 31, 2010.  The fair value was based on estimates of current interest rates for similar debt, a Level 3 input.

Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at January 31, 2010 will contractually mature within 1 to 22 years.  Investments, principally related to our insurance subsidiaries, were as follows (in thousands):

	January 31, 2010		January 31, 2009
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$18,541	$19,359	$18,357	$19,769
Corporate bonds and notes	2,851	3,024	6,086	6,054
Corporate equity securities	3,569	3,371	3,000	2,051
	$24,961	$25,754	$27,443	$27,874

The carrying value of investments at January 31, 2010 and 2009 included a net unrealized gain of $0.8 million and $0.4 million, respectively, which is included in accumulated other comprehensive income.  There were no material net realized gains or losses during the three and six months ended January 31, 2010 and 2009, as determined on the specific identification basis.

4.              GOODWILL

In accordance with ASC 350, Intangible—Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur that indicate a potential reduction in the fair value of a reporting unit’s net assets below their carrying value.  We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections.  As a result of the decline in our sales through the Holiday season, we concluded that an interim impairment test was necessary and performed the test as of December 31, 2009.  Based on the test results, we concluded that no impairment was necessary for the $76.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  The fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 19 percent and 42 percent, respectively, to be considered for potential impairment.  The key assumptions used to determine the fair value of our reporting units include: (1) cash flow projections for five years; (2) terminal year growth rates of two percent, and (3) discount rates of 17 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

As of January 31, 2010, our market capitalization was below carrying value.  We believe the decline in our market capitalization is primarily the result of concerns about our sales, profitability and liquidity.  Based on our cash flow projections for the remainder of calendar year 2010, we may not have sufficient liquidity to meet our operating needs.  In February 2010, we retained Peter J. Solomon Company, an investment banking advisory firm, to assist us in identifying and analyzing alternatives to secure additional liquidity.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Six Months Ended
	January 31,
	2010	2009
Beginning of period	$94,605	$103,685
Impairment charges	—	(5,020)
Foreign currency adjustments	781	(13,156)
End of period	$95,386	$85,509

5.              LEASE TERMINATIONS

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  The maximum potential liability for base rent payments under the remaining 19 leases totaled approximately $35 million as of January 31, 2010.  As of March 11, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 12 of the remaining 19 leases, including obligations with respect to common area maintenance and other charges.  Base rents for the other seven leases totaled approximately $26 million as of January 31, 2010.  Settlements with respect to the contingent obligations for the remaining seven locations are still under negotiation.

During fiscal 2010 and 2009, we recorded lease termination charges related to the Bailey Banks & Biddle contingent lease obligations discussed in the preceding paragraph and certain store closures primarily in our Fine Jewelry segment.  The charges were based on preliminary agreements reached with the landlords and expectations of future payments required to settle the remaining leases.  In estimating the lease termination charges, certain assumptions were used including the period of time that would be required to finalize agreements with the landlords and the payments that would be required to terminate the leases.  We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  We believe the amounts reserved as of January 31, 2010 are sufficient to satisfy future payments required to terminate the respective leases.  However, while we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle contingent lease obligations for the six months ended January 31, 2010, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$20,309	$23,155	$43,464
Additions	3,696	515	4,211
Payments	(13,589)	(8,736)	(22,325)
End of period	$10,416	$14,934	$25,350

6.              OTHER CHARGES

Other charges consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Store impairments	$23,261	$8,201	$23,261	$8,201
Store closure charges	3,696	—	3,696	—
Bailey Banks & Biddle lease charges	515	—	515	—
Goodwill impairment	—	5,020	—	5,020
	$27,472	$13,221	$27,472	$13,221

During the second quarter of fiscal 2010 and 2009, we recorded charges related to the impairment of long-lived assets associated with underperforming stores totaling $23.3 million and $8.2 million, respectively.  The impairment charges were primarily in our Fine Jewelry segment.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2010 were to decline by 5 percent, we would be required to record additional impairments of approximately $0.5 million.  If operating earnings were to decline by 10 percent, the additional impairments required would increase to approximately $1.0 million.

In addition, during the second quarter of fiscal 2010, we recorded lease termination costs associated with store closures and Bailey Banks & Biddle contingent lease obligations totaling $3.7 million and $0.5 million, respectively.  During the second quarter of fiscal 2009, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment.

7.              EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  There were a total of 2.7 million and 3.1 million antidilutive stock options as of January 31, 2010 and 2009, respectively.

During the six months ended January 31, 2010 and 2009, we incurred a net loss of $53.1 million and $80.2 million, respectively.  A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

8.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive income was $8.7 million for the three months ended January 31, 2010.  Comprehensive loss was $50.4 million for the six months ended January 31, 2010.  Comprehensive loss was $34.9 million and $117.5 million for the three and six months ended January 31, 2009, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Beginning of period	$37,923	$16,804	$37,307	$51,036
Cumulative translation adjustment	1,949	(4,234)	2,236	(37,480)
Unrealized gain on securities, net	80	1,114	409	128
End of period	$39,952	$13,684	$39,952	$13,684

9.              INCOME TAXES

During the three months ended January 31, 2010, we recorded an income tax benefit totaling $12.0 million resulting from the recognition of a $16.9 million tax refund, partially offset by income tax expense of $4.2 million associated primarily with earnings in our Canadian subsidiaries.  The tax refund was related to net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”).  The WHBA, which was enacted in November 2009, includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

During the six months ended January 31, 2010, we incurred a loss before income taxes totaling $63.9 million.  Due to uncertainties surrounding the utilization of net operating loss carryforwards and foreign tax credits generated in our U.S. subsidiaries, a valuation allowance totaling $65.5 million was recorded to fully offset the tax benefit associated with these items.

10.       SEGMENTS

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.  The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.  Management’s expectation is that the overall economics of each of our major brands within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability.  Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2010	2009	2010	2009
		As Restated		As Restated
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$503,510	$593,109	$786,231	$907,136
Kiosk	75,789	83,075	119,533	130,077
All Other	2,953	3,207	5,698	6,307
Total revenues	$582,252	$679,391	$911,462	$1,043,520

Depreciation and amortization:
Fine Jewelry	$9,468	$10,858	$18,937	$21,662
Kiosk	1,102	1,233	2,238	2,503
All Other	—	—	—	—
Unallocated	2,598	2,853	5,356	5,879
Total depreciation and amortization	$13,168	$14,944	$26,531	$30,044

Operating earnings (loss):
Fine Jewelry (b)	$(7,867)	$(13,814)	$(48,696)	$(58,659)
Kiosk (c)	11,151	7,855	6,947	2,844
All Other	1,783	1,812	2,746	3,152
Unallocated (d)	(8,384)	(17,463)	(20,901)	(32,434)
Total operating loss	$(3,317)	$(21,610)	$(59,904)	$(85,097)

(a)

Includes $100.4 million and $97.6 million for the three months ended January 31, 2010 and 2009, respectively, and $153.5 million and $154.0 million for the six months ended January 31, 2010 and 2009, respectively, related to foreign operations.

(b)

Includes $25.9 million and $13.2 million related to charges associated with store closures, store impairments and goodwill impairments for the three and six months ended January 31, 2010 and 2009, respectively.

(c)	Includes $1.1 million related to charges associated with store impairments for the three and six months ended January 31, 2010.

(d)

Includes a $0.5 million charge related to Bailey Banks & Biddle contingent lease obligations for the three and six months ended January 31, 2010. Also includes $15.7 million and $16.5 million for the three months ended January 31, 2010 and 2009, respectively, and $30.3 million and $31.7 million for the six months ended January 31, 2010 and 2009, respectively, to offset internal carrying costs charged to the segments.

11.  CONTINGENCIES

Based on our cash flow projections for the remainder of calendar year 2010, we may not have sufficient liquidity to meet our operating needs.  As a result, we may not maintain our borrowing availability above $50 million, which would require us to satisfy a minimum fixed charge coverage ratio that we currently do not meet.  This covenant violation would allow our lenders to exercise their rights with respect to the collateral securing our revolving credit facility, which includes our merchandise inventory and credit card receivables.  In addition, our revolving credit facility expires in August 2011.  In February 2010, we retained Peter J. Solomon Company, an investment banking advisory firm, to assist us in identifying and analyzing alternatives to secure additional liquidity.  Conditions in the credit markets are volatile, and it is unclear if, or under what terms, we will be able to modify or extend our revolving credit facility or secure additional liquidity.  The incurrence of indebtedness with less favorable terms would result in increased debt service costs.

Under agreements with Citibank, N.A. and one of its subsidiaries (collectively, “Citibank”), Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The agreements also enable us to write credit insurance.  Customers use our financing agreements with Citibank to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  In December 2009, Citibank advised us of its intent not to renew the U.S. and Canadian Merchant Service Agreements (the “Agreements”).  As a result, the Agreements will expire in March 2011.  The U.S. and Canadian agreements require us to maintain a minimum volume of credit sales and a fixed charge coverage ratio, respectively, that we currently do not meet.  In June 2009, Citibank provided waivers associated with these covenants, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the U.S. agreement in 180 days for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  In addition, the Canadian agreement is subject to termination within 90 days of receipt of written notice from Citibank, which we expect to receive in the near future.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  Both of these changes will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.  We have initiated discussions with several financial institutions, including Citibank, to replace the customer financing agreements on or before they expire or are terminated.  These discussions are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. and Canadian credit markets are volatile and it is unclear if, or under what terms, we will be able to secure financing arrangements for use by our customers.  If we are unable to replace the agreements, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citibank agreements, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider, we would no longer provide credit insurance, which generated revenues of $4.8 million for the six months ended January 31, 2010.

In November 2009, the Company, and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  The suits allege various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  The lawsuits request unspecified damages and costs.  The lawsuits are in the preliminary stage and we intend to vigorously contest them.  However, the Company cannot predict the outcome or duration of the lawsuits.

In December 2009, the directors of the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named defendants in a derivative action lawsuit brought on behalf of the Company by a shareholder in the County Court of Dallas County, Texas.  The suit alleges various breaches of fiduciary and other duties by the defendants that generally are related to financial statement errors described above.  In addition, the Board of Directors has received demands from two shareholders requesting that the Board of Directors take action against each of the individuals named in the derivative lawsuit to recover damages for the alleged breaches.  The lawsuit requests unspecified damages and costs.  The lawsuit is in a preliminary stage, and the defendants are vigorously contesting it.  In the event that the defendants prevail, they are likely to be entitled to indemnification from the Company with respect to their defense costs.  The Company cannot predict the outcome or duration of the lawsuit.

The Securities and Exchange Commission has commenced a formal investigation of the Company with respect to the matters underlying the lawsuits and demands described above.  The Company cannot predict the outcome or duration of the investigation.

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

12.       DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Deferred revenue, beginning of period	$211,205	$174,223	$210,180	$168,811
Warranties sold (a)	25,985	35,389	42,743	52,248
Revenue recognized (b)	(16,823)	(12,440)	(32,556)	(23,887)
Deferred revenue, end of period	$220,367	$197,172	$220,367	$197,172

(a)          Warranty sales for the three and six months ended January 31, 2010 include approximately $0.3 million related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the three and six months ended January 31, 2009 include approximately $0.4 million and $3.9 million, respectively, related primarily to the negative impact of the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

(b)         In fiscal 2007, we replaced our two-year warranties with lifetime warranties.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period.  As a result, revenues recognized will not be comparable until fiscal 2012, when five years of revenue will be included in the consolidated statement of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2010, we operated 1,228 fine jewelry stores and 679 kiosk locations primarily in shopping malls throughout the United States, Canada and Puerto Rico.

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.  The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

Comparable store sales declined by 11.2 percent during the second quarter of fiscal 2010.  Gross margin increased by 580 basis points to 49.8 percent during the second quarter of fiscal 2010 compared to the same period in the prior year.  The improvement in gross margin was primarily the result of less promotional activity during the Holiday season.  Cost of sales for the second quarter of fiscal 2010 includes a $9.2 million charge for certain slow moving inventory, compared to $2.3 million in the same period in the prior year, which reduced gross margin by 150 basis points.  During the second quarter of fiscal 2010, we recorded a $27.5 million charge primarily related to impairments of under-performing stores.  Operating margin improved by 260 basis points to a loss of 0.6 percent compared to a loss of 3.2 percent in the same period in the prior year.  In addition, we reduced selling, general and administrative expenses by approximately $40 million compared to the same period in the prior year.  The reduction was primarily the result of the expense reduction initiatives we began in February 2009.

In February 2010, we completed an extensive review of our merchandise performance.  Based on this review, we believe there are significant opportunities, particularly in our core assortments, to improve our business.  We believe the plan we have developed will allow us to reposition our inventory without sacrificing margins.

In February 2009, we announced inventory and cost savings initiatives totaling approximately $75 million and $65 million, respectively.  The inventory and cost saving initiatives were completed during the second quarter of fiscal 2010.  The inventory reductions were achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores.  As of January 31, 2010, the inventory reductions and costs savings realized since inception of the initiatives totaled $82 million and $81 million, respectively.  The cost savings consist primarily of selling, general and administrative expenses.

Based on our cash flow projections for the remainder of calendar year 2010, we may not have sufficient liquidity to meet our operating needs.  As a result, we may not maintain our borrowing availability above $50 million, which would require us to satisfy a minimum fixed charge coverage ratio that we currently do not meet.  This covenant violation would allow our lenders to exercise their rights with respect to the collateral securing our revolving credit facility, which includes our merchandise inventory and credit card receivables.  In addition, our revolving credit facility expires in August 2011.  In February 2010, we retained Peter J. Solomon Company, an investment banking advisory firm, to assist us in identifying and analyzing alternatives to secure additional liquidity. Conditions in the credit markets are volatile, and it is unclear if, or under what terms, we will be able to modify or extend our revolving credit facility or secure additional liquidity.  The incurrence of indebtedness with less favorable terms would result in increased debt service costs.

During the six months ended January 31, 2010, the Canadian currency rate appreciated by approximately eight percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in an $8.7 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.2 million and $3.1 million, respectively.

Net earnings associated with lifetime warranties totaled $22.3 million for the six months ended January 31, 2010, compared to $12.2 million for the same period in the prior year.  The increase in net earnings is the result of changing from a two-year warranty to a lifetime warranty in fiscal 2007.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period.  As a result, revenues recognized will not be comparable until fiscal 2012, when five years of revenue will be included in the consolidated statement of operations.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	50.2	56.0	50.7	54.4
Selling, general and administrative	43.1	42.8	49.6	49.3
Cost of insurance operations	0.2	0.2	0.3	0.3
Depreciation and amortization	2.3	2.2	2.9	2.9
Other charges	4.7	1.9	3.0	1.3
Operating loss	(0.6)	(3.2)	(6.6)	(8.2)
Interest expense	0.4	0.5	0.4	0.6
Loss before income taxes	(0.9)	(3.7)	(7.0)	(8.8)
Income tax (benefit) expense	(2.1)	1.0	(1.2)	(1.1)
Net earnings (loss)	1.1%	(4.7)%	(5.8)%	(7.7)%

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Revenues.  Revenues for the quarter ended January 31, 2010 were $582.3 million, a decrease of 14.3 percent compared to revenues of $679.4 million for the same period in the prior year.  Comparable store sales decreased 11.2 percent as compared to the same period in the prior year.  The decline in comparable store sales was primarily driven by a 10.8 percent decrease in the number of customer transactions and a decrease in the average transaction price in our fine jewelry stores.  The decline in revenue was also due to a decrease in the number of open stores, partially offset by a $4.4 million increase in revenues recognized related to lifetime warranties and a $15.0 million increase related to the appreciation of the Canadian currency rate.

The Fine Jewelry segment contributed $503.5 million of revenues in the quarter ended January 31, 2010, a decrease of 15.1 percent as compared to $593.1 million for the same period in the prior year.

Revenues include $75.8 million in the Kiosk Jewelry segment compared to $83.1 million in the prior year, representing a decrease of 8.8 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 679 from 701 as of January 31, 2010 and 2009, respectively.

The All Other segment contributed $3.0 million in revenues for the quarter ended January 31, 2010, as compared to $3.2 million for the same period in the prior year, representing a decrease of 7.9 percent.

During the quarter ended January 31, 2010, we opened one store in the Fine Jewelry segment.  In addition, we closed 24 stores in the Fine Jewelry segment and four locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 50.2 percent for the quarter ended January 31, 2010, compared to 56.0 percent for the same period in the prior year.  The decrease is primarily due to a 720 basis point improvement associated with a decline in store-wide discounts compared to the same period in the prior year, partially offset by a 130 basis point impact associated with an increase in impairment charges related to slow moving inventory and an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 43.1 percent of revenues for the quarter ended January 31, 2010, compared to 42.8 percent for the same period in the prior year.  SG&A decreased by $39.5 million to $251.2 million for the quarter ended January 31, 2010.  The decrease is primarily the result of our expense reduction initiative totaling $26.6 million, including $16.7 million related to store closures, a $3.6 million decrease in promotional costs and a $7.8 million decrease in foreign currency losses.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended January 31, 2010 and 2009 was 2.3 percent and 2.2 percent, respectively.

Other Charges.  Other charges for the quarter ended January 31, 2010 includes $23.3 million related to the impairment of long-lived assets associated with underperforming stores and $4.2 million in lease termination charges related to store closures and Bailey Banks & Biddle contingent lease obligations.  Other charges for the quarter ended January 31, 2009 includes $8.2 million related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2010 and 2009 was 0.4 percent and 0.5 percent, respectively.  In addition, interest expense decreased by $1.2 million to $2.1 million for the quarter ended January 31, 2010 as compared to the same period in prior year.  The decrease was the result of a decrease in the weighted average effective interest rate to 1.6 percent this year from 2.8 percent last year, partially offset by an increase in average borrowings compared to the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax benefit totaled $12.0 million for the three months ended January 31, 2010, compared to a $6.9 million income tax expense for the same period in the prior year.  Income tax benefit for the second quarter of fiscal 2010 is the result of the recognition of a $16.9 million tax refund received during the second quarter of fiscal 2010 associated with the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”), partially offset by tax expense primarily associated with our Canadian subsidiaries.  Income tax expense for the second quarter of fiscal 2009 includes a net charge totaling $18.6 million related to our decision to revoke our election under ASC Topic 740 Subtopic 30, Income Taxes-Other Considerations or Special Areas, to indefinitely reinvest certain foreign earnings outside the U.S., partially offset by the cumulative impact of an increase in the estimated annual tax rate.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

Revenues.  Revenues for the six months ended January 31, 2010 were $911.5 million, a decrease of 12.7 percent compared to revenues of $1,043.5 million for the same period in the prior year.  Comparable store sales decreased 9.7 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 7.1 percent decrease in the number of customer transactions and a decrease in the average transaction price in our fine jewelry stores.  The decline in revenue was also due to a decrease in the number of open stores, partially offset by an $8.7 million increase in revenues recognized related to lifetime warranties and a $21.6 million increase related to the appreciation of the Canadian currency rate.

The Fine Jewelry segment contributed $786.2 million of revenues in the six months ended January 31, 2010, a decrease of 13.3 percent as compared to $907.1 million for the same period in the prior year.

Revenues include $119.5 million in the Kiosk Jewelry segment compared to $130.1 million in the prior year, representing a decrease of 8.1 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 679 from 701 as of January 31, 2010 and 2009, respectively.

The All Other segment contributed $5.7 million in revenues for the six months ended January 31, 2010, as compared to $6.3 million for the same period in the prior year, representing a decrease of 9.7 percent.

During the six months ended January 31, 2010, we opened six stores in the Fine Jewelry segment.  In addition, we closed 25 stores in the Fine Jewelry segment and five locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 50.7 percent for the six months ended January 31, 2010, compared to 54.4 percent for the same period in the prior year.  The decrease is primarily due to a 450 basis point improvement associated with a decline in store-wide discounts compared to the same period in the prior year, partially offset by an 80 basis point impact associated with an increase in impairment charges related to slow moving inventory and an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 49.6 percent of revenues for the six months ended January 31, 2010, compared to 49.3 percent for the same period in the prior year.  SG&A decreased by $61.6 million to $452.5 million for the six months ended January 31, 2010.  The decrease is primarily the result of our expense reduction initiative totaling $49.1 million, including $31.8 million related to store closures, an $8.5 million decrease in promotional costs and a $9.8 million decrease in foreign currency losses.  The decrease was partially offset by a $4.4 million increase in professional fees associated with the restatement of our prior year financial statements and the related SEC investigation.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2010 and 2009 was 2.9 percent.

Other Charges.  Other charges for the six months ended January 31, 2010 includes $23.3 million related to the impairment of long-lived assets associated with underperforming stores and $4.2 million in lease termination charges related to store closures and Bailey Banks & Biddle contingent lease obligations.  Other charges for the six months ended January 31, 2009 includes $8.2 million related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2010 and 2009 was 0.4 percent and 0.6 percent, respectively.  In addition, interest expense decreased by $2.7 million to $4.0 million for the six months ended January 31, 2010, as compared to the same period in prior year.  The decrease was the result of a decrease in the weighted average effective interest rate to 1.6 percent this year from 3.4 percent last year, partially offset by an increase in average borrowings compared to the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax benefit totaled $10.8 million and $11.6 million for the six months ended January 31, 2010 and 2009, respectively.  Income tax benefit for the six months of fiscal 2010 is the result of the recognition of a $16.9 million tax refund received during the second quarter of fiscal 2010 associated with the WHBA, partially offset by tax expense primarily associated with our Canadian subsidiaries.  Income tax expense for the six months of fiscal 2009 includes a net charge totaling $18.6 million related to our decision to revoke our election under ASC Topic 740 Subtopic 30, Income Taxes-Other Considerations or Special Areas, to indefinitely reinvest certain foreign earnings outside the U.S., partially offset by the cumulative impact of an increase in the estimated annual tax rate.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.

Net cash used in operating activities increased from $36.6 million for the six months ended January 31, 2009 to $40.2 million for the six months ended January 31, 2010.  The increased deficit of $3.6 million is primarily the result of cash payments totaling $22 million related to lease terminations, a $20 million decline in accounts payable due to the timing of payments, a $21 million increase in prepaid rent and an $18 million decrease in cash received related to lifetime warranties, partially offset by a $71 million decrease in purchased inventory and an increase in operating earnings.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 35 percent) occurring in November and December of each year (the “Holiday” season).  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at January 31, 2010 was $737.8 million, a decrease of $110.4 million compared to inventory levels at January 31, 2009.  The decrease in inventory was primarily the result of our inventory reduction initiatives and store closures, partially offset by lower than expected sales during the Holiday season.

Our cash requirements are funded through cash flows from operations, funds available under our revolving credit facility with a syndicate of lenders led by Bank of America and vendor payment terms.  As of January 31, 2010, our revolving credit facility provided for borrowings up to $500 million.  Borrowings under the credit facility are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables; or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The credit facility provides for increased seasonal borrowing capacity of up to $100 million from October 15 through December 15 and contains an accordion feature that allows us to permanently increase the facility size in $25 million increments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  Under the terms of our credit facility, we are required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  We do not currently meet the minimum fixed charge coverage ratio.  Due to the seasonal nature of our business, borrowings under our credit facility during the Holiday season increase significantly and our borrowing availability must be closely managed.  We also manage availability under the credit facility by monitoring the timing of merchandise receipts and vendor payments.  The average vendor payment terms during the six months ended January 31, 2010 was approximately 40 days.

Based on an inventory appraisal performed in December 2009, the available borrowings under the credit facility are currently determined under item (2) described in the preceding paragraph.  Monthly borrowing rates calculated from the cost of eligible inventory are 59 percent for January 2010, 60 percent for February 2010 and 58 percent for March 2010.  A new appraisal is expected to be performed in March 2010 and adjustments to the borrowing rates, if any, will be effective beginning in April 2010.

Based on our cash flow projections for the remainder of calendar year 2010, we may not have sufficient liquidity to meet our operating needs.  As a result, we may not maintain our borrowing availability above $50 million, which would require us to satisfy a minimum fixed charge coverage ratio that we currently do not meet.  This covenant violation would allow our lenders to exercise their rights with respect to the collateral securing our revolving credit facility, which includes our merchandise inventory and credit card receivables.  In addition, our revolving credit facility expires in August 2011.  In February 2010, we retained Peter J. Solomon Company, an investment banking advisory firm, to assist us in identifying and analyzing alternatives to secure additional liquidity.  Conditions in the credit markets are volatile, and it is unclear if, or under what terms, we will be able to modify or extend our revolving credit facility or secure additional liquidity.  The incurrence of indebtedness with less favorable terms would result in increased debt service costs.

As of January 31, 2010, we had cash and cash equivalents totaling $32.4 million.  We also had approximately $66.8 million of available borrowing capacity under our revolving credit facility.  As described above, if we do not maintain $50.0 million of available borrowing capacity, we would be required to comply with certain financial covenants that we currently do not meet.  Allowing for the $50.0 million, we have $16.8 million available under our credit facility.

Under agreements with Citibank, N.A. and one of its subsidiaries (collectively, “Citibank”), Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The agreements also enable us to write credit insurance.  Customers use our financing agreements with Citibank to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  In December 2009, Citibank advised us of its intent not to renew the U.S. and Canadian Merchant Service Agreements (the “Agreements”).  As a result, the Agreements will expire in March 2011.  The U.S. and Canadian agreements require us to maintain a minimum volume of credit sales and a fixed charge coverage ratio, respectively, that we currently do not meet.  In June 2009, Citibank provided waivers associated with these covenants, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the U.S. agreement in 180 days for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  In addition, the Canadian agreement is subject to termination within 90 days of receipt of written notice from Citibank, which we expect to receive in the near future.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  Both of these changes will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.  We have initiated discussions with several financial institutions, including Citibank, to replace the customer financing agreements on or before they expire or are terminated.  These discussions are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. and Canadian credit markets are volatile and it is unclear if, or under what terms, we will be able to secure financing arrangements for use by our customers.  If we are unable to replace the agreements, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citibank agreements, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider, we would no longer provide credit insurance, which generated revenues of $4.8 million for the six months ended January 31, 2010.

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  The maximum potential liability for base rent payments under the remaining 19 leases totaled approximately $35 million as of January 31, 2010.  As of March 11, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the contingent lease obligations for 12 of the remaining 19 leases, including obligations with respect to common area maintenance and other charges.  Base rents for the other seven leases totaled approximately $26 million as of January 31, 2010.  Settlements with respect to the contingent obligations for the remaining seven locations are still under negotiation.  As of January 31, 2010, the remaining lease reserve associated with the Bailey Banks & Biddle contingent lease obligations totaled $14.9 million.  During the six months ended January 31, 2010, we made payments totaling $8.7 million and incurred additional charges of $0.5 million related to the lease terminations.

During fiscal 2010 and 2009, we recorded lease termination charges related to certain store closures primarily in our Fine Jewelry segment.  As of January 31, 2010, the remaining lease reserve associated with the store closures totaled $10.4 million.  During the six months ended January 31, 2010, we made payments totaling $13.6 million and incurred additional charges of $3.7 million related to the store closures.

We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  We believe the amounts reserved as of January 31, 2010 are sufficient to satisfy future payments required to terminate the respective leases.  However, while we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

In February 2009, we announced inventory and cost savings initiatives totaling approximately $75 million and $65 million, respectively.  The inventory and cost saving initiatives were completed during the second quarter of fiscal 2010.  The inventory reductions were achieved by selling and not replenishing inventory in closed stores and improved productivity through more efficient store level allocation at existing stores.  As of January 31, 2010, the inventory reductions and cost savings realized since inception of the initiatives totaled $82 million and $81 million, respectively.  The cost savings consist primarily of selling, general and administrative expenses.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”) was signed into law.  The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations.  In December 2009, we received a tax refund associated with the WHBA totaling $16.9 million related to operating losses generated in fiscal 2009.

In fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the share repurchase program, we repurchased a total of 17.6 million shares of our common stock, at a cost of $326.7 million, in fiscal 2008.  As of January 31, 2010, we have approximately $23.3 million in remaining authorization under our repurchase program.

Capital Expenditures

During the six months ended January 31, 2010, we invested approximately $2.2 million in capital expenditures to open six new stores in the Fine Jewelry segment.  We invested approximately $5.1 million to remodel, relocate and refurbish eight stores in our Fine Jewelry segment and to complete store enhancement projects.  We also invested $1.8 million in infrastructure, primarily related to our information technology and distribution centers.  We anticipate investing approximately $8.2 million in capital expenditures for the remainder of fiscal year 2010, including $5.9 million in existing store refurbishments and approximately $2.3 million in capital investments related to information technology infrastructure and support operations.

Recent Accounting Pronouncement

Effective August 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), effective for our fiscal quarter ended October 31, 2009.  SFAS 168 established the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the single source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  Although SFAS 168 does not change GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the ASC: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions; SFAS 166, Accounting for Transfers of Financial Assets; SFAS 167, Amendments to FASB Interpretation No. 46R; and SFAS 168.

In April 2009, the FASB issued accounting standards under ASC Topic 825, Financial Instruments, which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies.  We adopted this standard effective August 1, 2009.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which is effective for the first reporting period (including interim periods) following issuance.  ASU 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  We adopted this standard effective November 1, 2009.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows.  During the six months ended January 31, 2010, the average Canadian currency rate appreciated by approximately eight percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in an $8.7 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.2 million and $3.1 million, respectively.

At January 31, 2010, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

Control Deficiencies

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”)  on October 29, 2009, we determined that there were control deficiencies that constituted material weaknesses related to certain account reconciliations and the segregation of duties and oversight with respect to our advertising programs.  As a result of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2009.  Management has taken, or is in the process of taking, various actions that are intended to remediate these material weaknesses, including:

•                  The addition of third party internal audit resources.

•                  A review of the Company’s internal controls, policies and procedures and organization structure relating to the areas where material weaknesses were identified.

•                  The hiring of additional personnel and the retraining of existing personnel within its finance organization.

We anticipate the actions to be taken to remediate the material weaknesses will strengthen our disclosure controls and procedures and will, over time, address the material weaknesses that we identified in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  However, management will not be able to conclude that the material weaknesses have been eliminated until the remediation efforts are substantially completed and we are able to complete our assessment of the effectiveness of internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Due to the material weaknesses discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, which have not been remediated as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The following change in our internal controls over financial reporting implemented during the quarter ended January 31, 2010 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•                  A third party internal audit firm was engaged in December 2009 to assist in evaluating internal controls.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company included restated financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in order to correct certain accounting errors.  The Staff of the Fort Worth, Texas office of the Securities and Exchange Commission (the “SEC”) is conducting a formal investigation of the circumstances underlying the restatement.  We are cooperating with the investigation.  We cannot predict the duration or outcome of the SEC investigation, but, at this time, we do not believe that the investigation will have a material effect on the Company’s financial condition or results of operations.

Additional information regarding legal proceedings is incorporated by reference from Note 11 to our consolidated financial statements set forth, under the heading, “Contingencies,” in Part I of this report.

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

Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends).  In addition, a number of other factors affecting consumers such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where we operate, can impact sales and earnings.  The economic downturn in 2008 and 2009 has significantly impacted our sales, and the continuation of this downturn, and particularly its worsening, would have a material adverse impact on our business and financial condition.

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

Any disruption in, or changes to, our private label credit card agreements with Citibank, N.A. may adversely affect our ability to provide consumer credit and write credit insurance.

Under agreements with Citibank, N.A. and one of its subsidiaries (collectively, “Citibank”), Citibank provides financing for our customers to purchase merchandise through private label credit cards.  The agreements also enable us to write credit insurance.  Customers use our financing agreements with Citibank to pay for approximately 40 percent of purchases in the U.S. and approximately 25 percent of purchases in Canada.  In December 2009, Citibank advised us of its intent not to renew the U.S. and Canadian Merchant Service Agreements (the “Agreements”).  As a result, the Agreements will expire in March 2011.  The U.S. and Canadian agreements require us to maintain a minimum volume of credit sales and a fixed charge coverage ratio, respectively, that we currently do not meet.  In June 2009, Citibank provided waivers associated with these covenants, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the U.S. agreement in 180 days for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  In addition, the Canadian agreement is subject to termination within 90 days of receipt of written notice from Citibank, which we expect to receive in the near future.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  Both of these changes will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.  We have initiated discussions with several financial institutions, including Citibank, to replace the customer financing agreements on or before they expire or are terminated.  These discussions are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. and Canadian credit markets are volatile and it is unclear if, or under what terms, we will be able to secure financing arrangements for use by our customers.  If we are unable to replace the agreements, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citibank agreements, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider, we would no longer provide credit insurance, which generated revenues of $4.8 million for the six months ended January 31, 2010.

Significant restrictions in the amount of credit available to our customers could negatively impact our business and financial condition.

Our customers rely heavily on financing provided by credit card companies to purchase our merchandise.  If the amount of available credit provided to our customers is significantly restricted, which recently has been the trend, our sales and earnings would be negatively impacted.

We are dependent upon our revolving credit agreement and other third party financing arrangements for our liquidity needs.

We have a revolving credit facility with a syndicate of banks led by Bank of America that contains various financial and other covenants.  Should we be unable to fulfill the covenants contained in the facility, or should the facility not be renewed or replaced when it matures in August 2011, we would be unable to fund our operations without a significant restructuring of our business.

Based on our cash flow projections for the remainder of calendar year 2010, we may not have sufficient liquidity to meet our operating needs.  As a result, we may not maintain our borrowing availability above $50 million, which would require us to satisfy a minimum fixed charge coverage ratio that we currently do not meet.  This covenant violation would allow our lenders to exercise their rights with respect to the collateral securing our revolving credit facility, which includes our merchandise inventory and credit card receivables.  In addition, our revolving credit facility expires in August 2011.  In February 2010, we retained Peter J. Solomon Company, an investment banking advisory firm, to assist us in identifying and analyzing alternatives to secure additional liquidity.  Conditions in the credit markets are volatile, and it is unclear if, or under what terms, we will be able to modify or extend our revolving credit facility or secure additional liquidity.  The incurrence of indebtedness with less favorable terms would result in increased debt service costs.

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

ITEM 5.  OTHER INFORMATION

Annual Meeting.  Our Annual Meeting of Stockholders of the Company was held on December 7, 2009.  There were 31,980,529 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.  The following table shows the vote tabulation for the shares represented at the meeting:

(a)          The following directors were elected:

Name of Directors	Votes For	Votes Withheld
Yuval Braverman	24,187,379	5,820,085
Richard C. Breeden	28,493,198	1,514,266
James M. Cotter	24,078,812	5,928,652
Neal L. Goldberg (1)	29,442,999	564,465
John B. Lowe, Jr.	20,026,643	9,980,821
Thomas C. Shull	24,146,841	5,860,623
Charles M. Sonsteby	20,093,449	9,914,015
David M. Szymanski	24,134,618	5,872,846

(1)	Mr. Goldberg, Chief Executive Officer, left the Company and resigned from the Board of Directors effective January 13, 2010.

(b)         The following matters were also voted upon at the meeting and approved by the shareholders:

i.                  Advisory proposal on the Company’s pay-for-performance policies and procedures:

Votes For	23,728,530
Votes Against	6,135,867
Votes Abstained	143,066

ii.               Ratification of Ernst & Young LLP as our Registered Independent Accountants for the fiscal year ending July 31, 2010:

Votes For	29,828,117
Votes Against	41,895
Votes Abstained	137,451

Citibank Notice of Termination.  Our agreement with Citibank to provide private label credit cards to our U.S. customers provides that in the event that we do not maintain a minimum volume of credit sales, Citibank is entitled to terminate the agreement with 180 days written notice unless, following written notice of termination, we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  On March 8, 2010, we received written notice from Citibank of its intent to terminate the agreement pursuant to this provision.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Amendment to Zale Corporation Non-Employee Director Equity Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed December 24, 2009, Exhibit 10.1)

10.2

Amendment No. One to Private Label Credit Card Program Agreement with Citi Commerce Solutions of Canada Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed December 24, 2009, Exhibit 10.2) (Confidential treatment has been requested with respect to Exhibit 10.2. Portions of Exhibit 10.2 have been redacted. The redacted portions have been filed separately with the Securities and Exchange Commission.)

10.3	Separation and Release Agreement with William Acevedo (incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2010, Exhibit 10.1)

10.4	Separation and Release Agreement with Neal Goldberg (incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2010, Exhibit 10.2)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: March 11, 2010	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)