Form 10-Q
period 2010-04-30
ZALE CORP
filed 2010-06-07
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of June 2, 2010, 32,107,425 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
		As Restated		As Restated

Revenues	$359,843	$379,110	$1,271,305	$1,422,630
Cost and expenses:
Cost of sales	177,103	189,075	639,019	757,209
Selling, general and administrative	194,069	209,819	649,518	727,035
Depreciation and amortization	11,593	14,453	38,123	44,498
Other charges and gains	(734)	—	26,738	13,221
Operating loss	(22,188)	(34,237)	(82,093)	(119,333)
Interest expense	1,954	1,929	5,924	8,633
Loss before income taxes	(24,142)	(36,166)	(88,017)	(127,966)
Income tax benefit	(12,047)	(16,621)	(22,865)	(28,263)
Net loss	$(12,095)	$(19,545)	$(65,152)	$(99,703)

Net loss per common share:
Basic	$(0.38)	$(0.61)	$(2.03)	$(3.13)
Diluted	$(0.38)	$(0.61)	$(2.03)	$(3.13)

Weighted average number of common shares outstanding:
Basic	32,107	31,972	32,047	31,879
Diluted	32,107	31,972	32,047	31,879

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2010	July 31, 2009	April 30, 2009
			As Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,906	$24,987	$18,403
Merchandise inventories	693,127	740,257	763,314
Other current assets	56,054	51,973	55,649
Total current assets	773,087	817,217	837,366

Property and equipment	708,306	690,749	708,632
Less accumulated depreciation and amortization	(518,596)	(452,611)	(447,894)
Net property and equipment	189,710	238,138	260,738

Goodwill	100,414	94,605	87,454
Other assets	34,228	29,480	28,289
Deferred tax asset	50,452	51,532	51,007
Total assets	$1,147,891	$1,230,972	$1,264,854

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$289,103	$309,949	$226,696
Deferred tax liability	48,194	46,383	72,888
Total current liabilities	337,297	356,332	299,584

Long-term debt	299,300	310,500	332,800
Other liabilities	184,879	190,347	188,916

Contingencies (see Note 11)

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	146,929	147,348	147,271
Accumulated other comprehensive income	52,031	37,307	18,217
Accumulated earnings	592,530	657,682	747,481
	791,978	842,825	913,457
Treasury stock	(465,563)	(469,032)	(469,903)
Total stockholders’ investment	326,415	373,793	443,554
Total liabilities and stockholders’ investment	$1,147,891	$1,230,972	$1,264,854

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2010	2009
		As Restated
Cash Flows From Operating Activities:
Net loss	$(65,152)	$(99,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,625	45,015
Deferred taxes	3,006	(34,783)
Loss on disposition of property and equipment	744	2,965
Impairment charges	23,261	13,221
Stock-based compensation	3,181	4,546
Changes in operating assets and liabilities:
Merchandise inventories	55,402	20,508
Other current assets	(3,875)	49,554
Other assets	(4,385)	2,894
Accounts payable and accrued liabilities	(22,819)	(56,563)
Other liabilities	(7,496)	22,929
Net cash provided by (used in) operating activities	20,492	(29,417)

Cash Flows From Investing Activities:
Payments for property and equipment	(10,803)	(25,136)
Purchase of available-for-sale investments	(2,160)	(19,112)
Proceeds from sales of available-for-sale investments	2,021	23,286
Net cash used in investing activities	(10,942)	(20,962)

Cash Flows From Financing Activities:
Borrowings under revolving credit facility	3,910,100	4,058,600
Payments on revolving credit facility	(3,921,300)	(4,052,105)
Proceeds from exercise of stock options	—	6,211
Excess tax benefit on stock options exercised	—	158
Net cash (used in) provided by financing activities	(11,200)	12,864

Effect of exchange rate changes on cash	569	(5,424)

Net change in cash and cash equivalents	(1,081)	(42,939)
Cash and cash equivalents at beginning of period	24,987	61,342
Cash and cash equivalents at end of period	$23,906	$18,403

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At April 30, 2010, we operated 1,224 specialty retail jewelry stores and 677 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® operates  in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  The brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, zales.com, zalesoutlet.com and gordonsjewelers.com.

The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends.  In May 2010, we expanded our presence in the Kiosk Jewelry segment through our e-commerce site, pagoda.com.

The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  Certain information included in the notes to the consolidated financial statements as of and for the three and nine months ended April 30, 2009 has been restated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with Securities and Exchange Commission on October 29, 2009.

In accordance with Accounting Standard Codification (“ASC”) 855, Subsequent Events, we have evaluated subsequent events through the issuance of the consolidated financial statements.  See Note 13 for events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to our fiscal year 2010 classifications.

2.             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, the Company restated its consolidated financial statements for fiscal 2008 as a result of adjustments associated with advertising costs, intercompany accounts receivable, depository bank accounts, federal income taxes and personal property taxes.

The tables below provide a reconciliation of our consolidated statements of operations for the three and nine months ended April 30, 2009 and balance sheet as of April 30, 2009 from amounts previously reported to the restated amounts.  We also have included a reconciliation of certain line items affected within our consolidated statement of cash flows for the nine months ended April 30, 2009 from amounts previously reported to the restated amounts.

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2009

(In thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Revenues	$379,110	$—	$—	$—	$—	$379,110
Costs and expenses:
Cost of sales	189,075	—	—	—	—	189,075
Selling, general and administrative	211,313	(1,991)	497	—	(1,494)	209,819
Depreciation and amortization	14,453	—	—	—	—	14,453
Operating loss	(35,731)	1,991	(497)	—	1,494	(34,237)
Interest expense	1,929	—	—	—	—	1,929
Loss before income taxes	(37,660)	1,991	(497)	—	1,494	(36,166)
Income tax expense	(14,465)	764	(191)	(2,729)	(2,156)	(16,621)
Net loss	$(23,195)	$1,227	$(306)	$2,729	$3,650	$(19,545)

Net loss per common share:
Basic	$(0.73)	$0.04	$(0.01)	$0.09	$0.11	$(0.61)
Diluted	$(0.73)	$0.04	$(0.01)	$0.09	$0.11	$(0.61)

Weighted average number of common shares outstanding:
Basic	31,972	31,972	31,972	31,972	31,972	31,972
Diluted	31,972	31,972	31,972	31,972	31,972	31,972

CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2009

(In thousands, except per share amounts)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Revenues	$1,422,630	$—	$—	$—	$—	$1,422,630
Costs and expenses:
Cost of sales	757,209	—	—	—	—	757,209
Selling, general and administrative	717,963	8,962	1,310	(1,200)	9,072	727,035
Depreciation and amortization	44,498	—	—	—	—	44,498
Other charges	13,221	—	—	—	—	13,221
Operating loss	(110,261)	(8,962)	(1,310)	1,200	(9,072)	(119,333)
Interest expense	8,633	—	—	—	—	8,633
Loss before income taxes	(118,894)	(8,962)	(1,310)	1,200	(9,072)	(127,966)
Income tax benefit	(26,776)	875	34	(2,396)	(1,487)	(28,263)
Net loss	$(92,118)	$(9,837)	$(1,344)	$3,596	$(7,585)	$(99,703)

Net loss per common share:
Basic	$(2.89)	$(0.31)	$(0.04)	$0.11	$(0.24)	$(3.13)
Diluted	$(2.89)	$(0.31)	$(0.04)	$0.11	$(0.24)	$(3.13)

Weighted average number of common shares outstanding:
Basic	31,879	31,879	31,879	31,879	31,879	31,879
Diluted	31,879	31,879	31,879	31,879	31,879	31,879

CONSOLIDATED BALANCE SHEET

APRIL 30, 2009

(In thousands)

	As Reported	Advertising	Intercompany Accounts Receivable	Depository Bank Accounts	Federal Income Taxes	Personal Property Tax Reserve	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,950	$—	$—	$(5,547)	$—	$—	$(5,547)	$18,403
Merchandise inventories (a)	763,314	—	—	—	—	—	—	763,314
Other current assets	83,260	(27,759)	756	569	—	(1,177)	(27,611)	55,649
Total current assets	870,524	(27,759)	756	(4,978)	—	(1,177)	(33,158)	837,366

Property and equipment, net	260,738	—	—	—	—	—	—	260,738
Goodwill	87,454	—	—	—	—	—	—	87,454
Other assets	28,289	—	—	—	—	—	—	28,289
Deferred tax asset	54,642	(601)	41	(1,034)	(2,041)	—	(3,635)	51,007
Total assets	$1,301,647	$(28,360)	$797	$(6,012)	$(2,041)	$(1,177)	$(36,793)	$1,264,854

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities (a)	$224,548	$1,553	$5,925	$(105)	$(2,802)	$(2,423)	$2,148	$226,696
Deferred tax liability	71,915	367	—	34	1,094	(522)	973	72,888
Total current liabilities	296,463	1,920	5,925	(71)	(1,708)	(2,945)	3,121	299,584

Long-term debt	332,800	—	—	—	—	—	—	332,800
Other liabilities	188,916	—	—	—	—	—	—	188,916

Stockholders’ Investment:
Common stock	488	—	—	—	—	—	—	488
Additional paid-in capital	147,271	—	—	—	—	—	—	147,271
Accumulated other comprehensive income	18,217	—	—	—	—	—	—	18,217
Accumulated earnings	787,395	(30,280)	(5,128)	(5,941)	(333)	1,768	(39,914)	747,481
	953,371	(30,280)	(5,128)	(5,941)	(333)	1,768	(39,914)	913,457
Treasury stock	(469,903)	—	—	—	—	—	—	(469,903)
Total stockholders’ investment	483,468	(30,280)	(5,128)	(5,941)	(333)	1,768	(39,914)	443,554
Total liabilities and stockholders’ investment	$1,301,647	$(28,360)	$797	$(6,012)	$(2,041)	$(1,177)	$(36,793)	$1,264,854

(a)  Additional inventory totaling $4.3 million was included in the “as reported” balances with a corresponding adjustment to accounts payable and accrued liabilities.  The adjustment is related to inventory in-transit as of April 30, 2009.

CONSOLIDATED CASH FLOW DATA

FOR THE NINE MONTHS ENDED APRIL 30, 2009

(In thousands)

	As Reported	Advertising	Depository Bank Accounts	Federal Income Taxes	Total Adjustments	As Restated

Net loss	$(92,118)	$(9,837)	$(1,344)	$3,596	$(7,585)	$(99,703)
Other current assets	41,049	8,505	—	—	8,505	49,554
Accounts payable and accrued liabilities	(54,333)	1,332	34	(3,596)	(2,230)	(56,563)
Net cash used in operating activities	(28,107)	—	(1,310)	—	(1,310)	(29,417)
Cash and cash equivalents at end of period	23,950	—	(5,547)	—	(5,547)	18,403

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

The fair value of the $299.3 million of borrowings under our revolving credit facility totaled approximately $294.6 million as of April 30, 2010.  The fair value was based on estimates of current interest rates for similar debt, a Level 3 input.

Investments in debt and equity securities are reported as other assets in the accompanying consolidated balance sheets.  The fair values of these investments are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy. All investments are classified as available-for-sale.  All long-term debt securities outstanding at April 30, 2010 will contractually mature within 1 to 22 years.  Investments, principally related to our insurance subsidiaries, were as follows (in thousands):

	April 30, 2010		April 30, 2009
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$18,013	$18,811	$16,034	$17,011
Corporate bonds and notes	2,706	2,873	3,863	3,905
Corporate equity securities	3,828	3,981	3,431	2,638
	$24,547	$25,665	$23,328	$23,554

The carrying value of investments at April 30, 2010 and 2009 included a net unrealized gain of $1.1 million and $0.2 million, respectively, which is included in accumulated other comprehensive income.  There were no material net realized gains or losses during the three and nine months ended April 30, 2010, as determined on the specific identification basis.  Net realized gains were $0.3 million and $0.4 million during the three and nine months ended April 30, 2009, respectively, as determined on the specific identification basis.

4.              GOODWILL

In accordance with ASC 350, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur that indicate a potential reduction in the fair value of a reporting unit’s net assets below their carrying value.  We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections.  As a result of the decline in our sales through the Holiday season, we concluded that an interim impairment test was necessary and performed the test as of December 31, 2009.  Based on the test results, we concluded that no impairment was necessary for the $81.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  As of the date of the test, the fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 19 percent and 42 percent, respectively, to be considered for potential impairment.  The key assumptions used to determine the fair value of our reporting units include: (1) cash flow projections for five years; (2) terminal year growth rates of two percent, and (3) discount rates of 17 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

During the second and third quarter of fiscal 2010, our market capitalization was below carrying value.  We believe the decline in our market capitalization is primarily the result of concerns about our sales, profitability and liquidity.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Nine Months Ended April 30,
	2010	2009
Beginning of period	$94,605	$103,685
Impairment charges	—	(5,020)
Foreign currency adjustments	5,809	(11,211)
End of period	$100,414	$87,454

5.              LEASE TERMINATIONS

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  The maximum potential liability for base rent payments under the remaining 18 leases totaled approximately $34 million as of April 30, 2010.  As of June 7, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the lease obligations for 11 of the remaining 18 leases, including obligations with respect to common area maintenance and other charges.  Base rents for the other seven leases totaled approximately $26 million as of April 30, 2010.  Settlements with respect to the obligations for the remaining seven locations are still under negotiation.

During fiscal 2010 and 2009, we recorded lease termination charges related to the Bailey Banks & Biddle lease obligations discussed in the preceding paragraph and certain store closures primarily in our Fine Jewelry segment.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  We believe the amounts reserved as of April 30, 2010 are sufficient to satisfy future payments required to terminate the respective leases.  However, while we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the nine months ended April 30, 2010, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$20,309	$23,155	$43,464
Charges and adjustments	5,498	(2,021)	3,477
Payments	(14,728)	(8,910)	(23,638)
End of period	$11,079	$12,224	$23,303

6.              OTHER CHARGES AND GAINS

Other charges and gains consist of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Store impairments	$—	$—	$23,261	$8,201
Store closure charges	1,802	—	5,498	—
Bailey Banks & Biddle lease adjustments	(2,536)	—	(2,021)	—
Goodwill impairment	—	—	—	5,020
	$(734)	$—	$26,738	$13,221

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

During the third quarter of fiscal 2010, we recorded lease termination costs associated with store closures totaling $1.8 million and a gain totaling $2.5 million related to the reduction of the Bailey Banks & Biddle lease obligations.  During the second quarter of fiscal 2009, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment.

7.              EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards determined using the treasury stock method.  There were a total of 2.9 million antidilutive stock options as of April 30, 2010 and 2009.

During the nine months ended April 30, 2010 and 2009, we incurred a net loss of $65.2 million and $99.7 million, respectively. A net loss causes all outstanding stock options and restricted share awards to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same.

8.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive loss was $0.1 million and $50.4 million for the three and nine months ended April 30, 2010, respectively.  Comprehensive loss was $15.0 million and $132.5 million for the three and nine months ended April 30, 2009, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Beginning of period	$39,952	$13,684	$37,307	$51,036
Cumulative translation adjustment	11,754	4,738	13,990	(32,741)
Unrealized gain (loss) on securities, net	325	(205)	734	(78)
End of period	$52,031	$18,217	$52,031	$18,217

9.              INCOME TAXES

During the three and nine months ended April 30, 2010, we recorded an income tax benefit totaling $12.8 million and $29.7 million, respectively, related to tax refunds associated with net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”).  The WHBA, which was enacted in November 2009, includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

During the nine months ended April 30, 2010, we incurred a loss before income taxes totaling $88.0 million.  Due to uncertainties surrounding the utilization of net operating loss carryforwards and foreign tax credits generated in our U.S. subsidiaries, a valuation allowance totaling $31.0 million was recorded to fully offset the tax benefit associated with these items.

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

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended April 30,		Nine Months Ended April 30,
Selected Financial Data by Segment	2010	2009	2010	2009
		As Restated		As Restated
	(amounts in thousands)		(amounts in thousands)
Revenues:
Fine Jewelry (a)	$300,324	$321,390	$1,086,556	$1,228,526
Kiosk	56,497	54,449	176,030	184,526
All Other	3,022	3,271	8,719	9,578
Total revenues	$359,843	$379,110	$1,271,305	$1,422,630

Depreciation and amortization:
Fine Jewelry	$7,935	$10,446	$26,872	$32,108
Kiosk	939	1,183	3,177	3,686
All Other	—	—	—	—
Unallocated	2,719	2,824	8,074	8,704
Total depreciation and amortization	$11,593	$14,453	$38,123	$44,498

Operating earnings (loss):
Fine Jewelry (b)	$(16,593)	$(28,148)	$(64,427)	$(86,335)
Kiosk (c)	5,109	168	12,146	3,012
All Other	1,225	1,466	3,971	4,618
Unallocated (d)	(11,929)	(7,723)	(33,783)	(40,628)
Total operating loss	$(22,188)	$(34,237)	$(82,093)	$(119,333)

(a)

Includes $50.8 million and $47.0 million for the three months ended April 30, 2010 and 2009, respectively, and $204.3 million and $201.0 million for the nine months ended April 30, 2010 and 2009, respectively, related to foreign operations.

(b)

Includes $1.8 million related to charges associated with store closures for the three months ended April 30, 2010.  Includes $27.6 million and $13.2 million related to charges associated with store closures, store impairments and goodwill impairments for the nine months ended April 30, 2010 and 2009, respectively.

(c)	Includes $1.1 million related to charges associated with store impairments for the nine months ended April 30, 2010.

(d)

Includes a gain of $2.5 million and $2.0 million related to the reduction of the Bailey Banks & Biddle lease obligation for the three and nine months ended April 30, 2010, respectively.  Also includes $13.0 million and $15.3 million for the three months ended April 30, 2010 and 2009, respectively, and $43.3 million and $46.9 million for the nine months ended April 30, 2010 and 2009, respectively, to offset internal carrying costs charged to the segments.

11.       CONTINGENCIES

Under an agreement with Citibank (South Dakota), N.A. (“Citibank”), Citibank provides financing for our U.S. customers to purchase merchandise through private label credit cards.  The agreement also enables us to write credit insurance.  In December 2009, Citibank advised us of its intent not to renew the U.S. Merchant Service Agreement (the “Citi Agreement”).  As a result, the Citi Agreement will expire in March 2011.  The agreement requires us to maintain a minimum volume of credit sales that we currently do not meet.  In June 2009, Citibank provided a waiver associated with this covenant, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the Agreement on August 29, 2010 for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  We are currently in exclusive negotiations with Citibank through June 15, 2010 to replace the Citi Agreement on or before it expires or is terminated.  Through prior agreements dated March 29, 2010 and April 29, 2010, Citibank agreed to extend the April 1, 2010 payment deadline to May 31, 2010.  On May 28, 2010, Citibank agreed to further extend the payment deadline until June 15, 2010.  The discussions with Citibank are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. credit markets are volatile and it is unclear if, or under what terms, we will be able to secure a financing arrangement with Citibank or another provider for use by our customers.  If we are unable to replace the Citi Agreement, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citi Agreement, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider in the U.S., we would no longer provide credit insurance, which generated revenues of $6.8 million in the U.S. for the nine months ended April 30, 2010.  Customers use our financing agreement with Citibank to pay for approximately 40 percent of purchases in the U.S.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  This change will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.

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

In December 2009, the directors of the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in a derivative action lawsuit brought on behalf of the Company by a shareholder in the County Court of Dallas County, Texas.  The suit alleges various breaches of fiduciary and other duties by the defendants that generally are related to the financial statement errors described above.  In addition, the Board of Directors has received demands from two shareholders requesting that the Board of Directors take action against each of the individuals named in the derivative lawsuit to recover damages for the alleged breaches.  The lawsuit requests unspecified damages and costs.  The lawsuit has been stayed pending developments in the federal lawsuits described above.  In the event that the defendants prevail, they are likely to be entitled to indemnification from the Company with respect to their defense costs.  The Company cannot predict the outcome or duration of the lawsuit.

The Securities and Exchange Commission continues to investigate the Company with respect to the matters underlying the lawsuits and demands described above.  The Company cannot predict the outcome or duration of the investigation.

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

12.       DEFERRED REVENUE

We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period.  The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

Three Months Ended April 30,

Nine Months Ended April 30,

	2010	2009	2010	2009
Deferred revenue, beginning of period	$220,367	$197,172	$210,180	$168,811
Warranties sold (a)	19,645	20,690	62,388	72,938
Revenue recognized (b)	(18,315)	(13,619)	(50,871)	(37,506)
Deferred revenue, end of period	$221,697	$204,243	$221,697	$204,243

(a)

Warranty sales for the three and nine months ended April 30, 2010 include approximately $2.3 million and $2.6 million, respectively, related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. Warranty sales for the three months ended April 30, 2009 include approximately $0.8 million related to the favorable impact of an increase in the Canadian currency rate. Warranty sales for the nine months ended April 30, 2009 include approximately $3.1 million related primarily to the negative impact of the decline in the Canadian currency rate on the beginning of the period deferred revenue balance.

(b)

In fiscal 2007, we replaced our two-year warranties with lifetime warranties. The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period. As a result, revenues recognized will not be comparable until fiscal 2012, when five years of revenue will be included in the consolidated statement of operations.

13.       SUBSEQUENT EVENTS

In May 2010, we amended and restated our revolving credit agreement, executed a $150 million Senior Secured Term Loan and associated Warrant and Registration Rights Agreement, and entered into a Private Label Credit Card Program Agreement related to our Canadian business.  The terms of each agreement are discussed below.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73.1 percent of the cost of eligible inventory during October through December and 69.4 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

The extended tranche bears interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the agreement) plus the applicable margin (ranging from 250 to 300 basis points).  The non-extending tranche bears interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the agreement).  We are required to pay a quarterly unused commitment fee for the extended tranche of 0.50 percent and a quarterly unused commitment fee for the non-extending tranche ranging from 0.20 percent to 0.25 percent, each based on the preceding quarter’s unused commitment.

We are required to maintain excess availability (as defined in the agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011.  In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million for more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs will be amortized to interest expense on a straight line basis over the life of the Revolving Credit Agreement.  The amortization of the debt issuance costs will increase interest expense by approximately $0.7 million from inception of the agreement through July 31, 2010 and approximately $3 million in fiscal 2011.

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (see below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We can elect to pay all interest in cash or defer up to one-third of the interest by adding it to the principal balance of the loan.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.

The Term Loan contains various covenants, as defined in the agreement, including maintenance of minimum consolidated EBITDA thresholds, maintaining minimum store contribution thresholds for Zale Canada, as defined, and Piercing Pagoda and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The minimum consolidated EBITDA threshold for the twelve months ending January 31, 2011 is a $10 million loss.  The minimum store contribution threshold for the twelve month period ending January 31, 2011 for Zale Canada and Piercing Pagoda is CAD $27 million and $18 million, respectively.  The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

We incurred debt issuance costs associated with the Term Loan totaling approximately $13 million.  The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.  The amortization of the debt issuance costs will increase interest expense by approximately $0.3 million from inception of the agreement through July 31, 2010 and approximately $2 million in fiscal 2011.

On May 10, 2010, we acknowledged the terms of an intercreditor agreement (the “Intercreditor Agreement”) between Bank of America N.A, as agent under the Revolving Credit Agreement, and Z Investment Holdings, LLC, as agent under the Senior Secured Term Loan.  Under the Intercreditor Agreement, Z Investment Holdings, LLC, may request Bank of America N.A. to establish a reserve equal to two and one-half percent of the borrowing base, as defined in the Revolving Credit Agreement, if the excess availability is less than $75 million at any time, thereby reducing the amount we can borrow under the Revolving Credit Agreement.  In addition, the Intercreditor Agreement restricts changes that can be made to certain terms and covenants under the Senior Secured Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock (or preferred stock, if applicable), on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance.  The Warrants represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants are exercisable immediately; however, the B-Warrants may not be exercised until the earlier of (i) the date of the first meeting of our stockholders to approve the shares of common stock to be issued upon exercise of the B-Warrants and (ii) the date of the first annual meeting of our stockholders to be held after the issuance of the Warrants.  The number of shares and exercise price are subject to customary antidilution protection.  To the extent any adjustment to the A-Warrants would result in an issuance of common stock in excess of 19.9 percent of the outstanding shares of common stock at the time of issuance of the Warrants, or stockholder approval is not received with respect to the common stock issuable upon exercise of the B-Warrants, a portion of the A-Warrants and all of the B-Warrants will instead be exercisable for non-voting Series A convertible preferred stock (the “Preferred Stock”).  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock or Preferred Stock issuable under the Warrant Agreement.

If applicable, the Preferred Stock will be a convertible preferred security (convertible to common stock subject to shareholder approval) with certain liquidation preferences and ranking senior to other classes of capital stock.  The Preferred Stock will pay cumulative quarterly dividends, if declared, at an initial rate equal to 10 percent for the first four quarters following the issuance date, increasing by 2 percent after each two subsequent quarters, not to exceed 18 percent.

The fair value of the Warrants totaled $21.3 million as of the date of issuance and will be recorded as a long-term liability during the fourth quarter of fiscal 2010, with a corresponding discount to the carrying value of the Term Loan.  The discount will be amortized into interest expense over the life of the loan using the effective interest method.  The amortization of the discount will increase interest expense by approximately $0.6 million from inception of the agreement through July 31, 2010 and approximately $3 million in fiscal 2011.  Subsequent to the initial date of issuance, the liability associated with the Warrants will be marked-to-market on a quarterly basis and any resulting increase or decrease in fair value will be recorded in the consolidated statement of operations.  In addition, if shareholder approval of a portion of the A-Warrants in excess of 19.9 percent and the B-Warrants is obtained, the long-term liability will be reclassified to additional paid-in capital and the mark-to-market adjustments will be discontinued.

Private Label Credit Card Program Agreement

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us. The TD Agreement will replace the agreement with Citi Cards Canada Inc., which will expire on June 30, 2010.  The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  Our customers use our private label credit card to pay for approximately 25 percent of purchases in Canada.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2010, we operated 1,224 fine jewelry stores and 677 kiosk locations primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

Comparable store sales declined by 2.2 percent during the third quarter of fiscal 2010.  Gross margin increased by 70 basis points to 50.8 percent during the third quarter of fiscal 2010 compared to the same period in the prior year.  The improvement in gross margin was primarily the result of less promotional activity.  Cost of sales for the third quarter of fiscal 2010 includes a $4.2 million charge for certain slow moving inventory, compared to no charge in the same period in the prior year, which reduced gross margin by 120 basis points.  Operating margin improved by 280 basis points to a loss of 6.2 percent compared to a loss of 9.0 percent in the same period in the prior year.

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement total $650 million, including seasonal borrowings of $108 million.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (see below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by substantially all current and future intangible assets and a second priority security interest on merchandise inventory and credit card receivables.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock (or convertible preferred stock, if applicable), on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance.  The Warrants represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance.  The fair value of the Warrants totaled $21.3 million as of the date of issuance and will be recorded as a long-term liability during the fourth quarter of fiscal 2010 with a corresponding discount to the carrying value of the Term Loan.

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us.  The TD Agreement will replace the agreement with Citi Cards Canada Inc., which will expire on June 30, 2010.

During the three months ended April 30, 2010, the Canadian currency rate appreciated by approximately 21 percent relative to the U.S. dollar, as compared to the same period in the prior year.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in an $8.6 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.0 million and $4.0 million, respectively. During the nine months ended April 30, 2010, the Canadian currency rate appreciated by approximately 12 percent, as compared to the same period in the prior year.  The appreciation in the currency rate resulted in a $23.1 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $10.9 million and $8.9 million, respectively.

Net earnings associated with lifetime warranties totaled $35.2 million for the nine months ended April 30, 2010, compared to $20.5 million for the same period in the prior year.  The increase in net earnings is the result of changing from a two-year warranty to a lifetime warranty in fiscal 2007.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period.  As a result, revenues recognized will not be comparable until fiscal 2012, when five years of revenue will be included in the consolidated statement of operations.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	49.2	49.9	50.3	53.2
Selling, general and administrative	53.9	55.3	51.1	51.1
Depreciation and amortization	3.2	3.8	3.0	3.1
Other charges and gains	(0.2)	—	2.1	0.9
Operating loss	(6.2)	(9.0)	(6.5)	(8.4)
Interest expense	0.5	0.5	0.5	0.6
Loss before income taxes	(6.7)	(9.5)	(6.9)	(9.0)
Income tax benefit	(3.3)	(4.4)	(1.8)	(2.0)
Net loss	(3.4)%	(5.2)%	(5.1)%	(7.0)%

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Revenues.  Revenues for the quarter ended April 30, 2010 were $359.8 million, a decrease of 5.1 percent compared to revenues of $379.1 million for the same period in the prior year.  Comparable store sales decreased 2.2 percent as compared to the same period in the prior year.  The decline in comparable store sales was primarily driven by a 5.5 percent decrease in the number of customer transactions in our fine jewelry stores.  The decline in revenue was also due to a decrease in the number of open stores, partially offset by a $4.7 million increase in revenues recognized related to lifetime warranties and an $8.6 million increase related to the appreciation of the Canadian currency rate.

The Fine Jewelry segment contributed $300.3 million of revenues in the quarter ended April 30, 2010, a decrease of 6.6 percent as compared to $321.4 million for the same period in the prior year.

Revenues include $56.5 million in the Kiosk Jewelry segment compared to $54.4 million in the prior year, representing an increase of 3.9 percent.

The All Other segment contributed $3.0 million in revenues for the quarter ended April 30, 2010, as compared to $3.3 million for the same period in the prior year, representing a decrease of 9.1 percent.

During the quarter ended April 30, 2010, we closed four stores in the Fine Jewelry segment and two locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.2 percent for the quarter ended April 30, 2010, compared to 49.9 percent for the same period in the prior year.  The decrease is primarily due to a 280 basis point improvement associated with a decline in store-wide discounts compared to the same period in the prior year, partially offset by a 120 basis point impact associated with an increase in impairment charges related to slow moving inventory and an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 53.9 percent of revenues for the quarter ended April 30, 2010, compared to 55.3 percent for the same period in the prior year.  SG&A decreased by $15.8 million to $194.1 million for the quarter ended April 30, 2010.  The decrease is the result of a decrease in rent and occupancy costs of $6.6 million due to store closures and rent reductions negotiated with our landlords, a $6.6 million decrease in payroll costs associated primarily with headcount reductions and a $3.0 million decrease in legal settlement and severance costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended April 30, 2010 and 2009 was 3.2 percent and 3.8 percent, respectively.  The decrease is primarily the result of store closures and impairments charges recorded during fiscal 2009 and the second quarter of fiscal 2010.

Other Charges and Gains.  Other charges and gains for the three months ended April 30, 2010 includes a net gain of $0.7 million related to store closures and the reduction of the Bailey Banks & Biddle lease obligation.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2010 and 2009 was 0.5 percent. In addition, interest expense increased by $0.1 million to $2.0 million for the quarter ended April 30, 2010 as compared to the same period in prior year.  The increase was the result of an increase in average borrowings as compared to the same period in the prior year, partially offset by a decrease in the weighted average effective interest rate to 1.5 percent this year from 1.8 percent last year.

Income Tax Benefit.  Income tax benefit totaled $12.0 million for the quarter ended April 30, 2010, compared to $16.6 million for the same period in the prior year.  Income tax benefit for the third quarter of fiscal 2010 is the result of the recognition of a $12.8 million refund associated with the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”).  Income tax benefit for the third quarter of fiscal 2009 is the result of operating losses incurred during the quarter and a benefit of $6.9 million related to a decrease in the estimated valuation allowance.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

Revenues.  Revenues for the nine months ended April 30, 2010 were $1,271.3 million, a decrease of 10.6 percent compared to revenues of $1,422.6 million for the same period in the prior year.  Comparable store sales decreased 7.7 percent as compared to the same period in the prior year.  The decline in comparable store sales was driven by a 6.7 percent decrease in the number of customer transactions and a decrease in the average transaction price in our fine jewelry stores.  The decline in revenue was also due to a decrease in the number of open stores, partially offset by a $13.4 million increase in revenues recognized related to lifetime warranties and a $23.1 million increase related to the appreciation of the Canadian currency rate.

The Fine Jewelry segment contributed $1,086.6 million of revenues in the nine months ended April 30, 2010, a decrease of 11.6 percent as compared to $1,228.5 million for the same period in the prior year.

Revenues include $176.0 million in the Kiosk Jewelry segment compared to $184.5 million in the prior year, representing a decrease of 4.6 percent.  The decline in revenues is due primarily to a decrease in the number of open kiosks to 677 from 694 as of April 30, 2010 and 2009, respectively.

The All Other segment contributed $8.7 million in revenues for the nine months ended April 30, 2010, as compared to $9.6 million for the same period in the prior year, representing a decrease of 9.4 percent.

During the nine months ended April 30, 2010, we opened six stores in the Fine Jewelry segment.  In addition, we closed 29 stores in the Fine Jewelry segment and seven locations in the Kiosk Jewelry segment.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 50.3 percent for the nine months ended April 30, 2010, compared to 53.2 percent for the same period in the prior year.  The decrease is primarily due to a 410 basis point improvement associated with a decline in store-wide discounts compared to the same period in the prior year, partially offset by a 90 basis point impact associated with an increase in impairment charges related to slow moving inventory and an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying and general corporate overhead expenses.  SG&A was 51.1 percent of revenues for the nine months ended April 30, 2010, flat compared to the same period in the prior year.  SG&A decreased by $77.5 million to $649.5 million for the nine months ended April 30, 2010.  The decrease is the result of a $31.1 million decrease in payroll related costs associated primarily with headcount reductions, a decrease in rent and occupancy costs of $25.4 million due to store closures and rent reductions negotiated with our landlords, a $10.6 million decrease in promotional costs, an $11.0 million decrease in foreign currency losses and a $6.2 million decrease in legal settlement and severance costs.  The decrease was partially offset by a $4.4 million increase in professional fees associated with the restatement of our prior year financial statements and the related SEC investigation.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2010 and 2009 was 3.0 percent and 3.1 percent, respectively.

Other Charges and Gains.  Other charges and gains for the nine months ended April 30, 2010 includes $23.3 million related to the impairment of long-lived assets associated with underperforming stores and $3.4 million in lease termination charges related to store closures and Bailey Banks & Biddle lease obligations.  Other charges and gains for the nine months ended April 30, 2009 includes $8.2 million related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2010 and 2009 was 0.5 percent and 0.6 percent, respectively.  In addition, interest expense decreased by $2.7 million to $5.9 million for the nine months ended April 30, 2010, as compared to the same period in prior year.  The decrease was the result of a decrease in the weighted average effective interest rate to 1.6 percent this year from 2.9 percent last year, partially offset by an increase in average borrowings compared to the same period in the prior year.

Income Tax Benefit.  Income tax benefit totaled $22.9 million for the nine months ended April 30, 2010, compared to $28.3 million for the same period in the prior year.  Income tax benefit for the nine months of fiscal 2010 is the result of the recognition of a $29.7 million refund associated with the WHBA, partially offset by $4.3 million of tax expense associated with our Canadian subsidiaries.  Income tax benefit for the nine months of fiscal 2009 is the result of operating losses incurred during fiscal 2009.  The benefit was partially offset by a net charge totaling $11.7 million related to our decision to revoke our election under ASC 740 to indefinitely reinvest certain foreign earnings outside the U.S.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  As of April 30, 2010, our cash requirements were funded through cash flows from operations and funds available under our revolving credit facility with a syndicate of lenders led by Bank of America, N.A.  We also manage availability under the credit facility by monitoring the timing of merchandise receipts and vendor payments.  The average vendor payment terms during the nine months ended April 30, 2010 was approximately 41 days.  As of April 30, 2010, we had cash and cash equivalents totaling $23.9 million.

Net cash from operating activities increased from a deficit of $29.4 million for the nine months ended April 30, 2009 to $20.5 million for the nine months ended April 30, 2010.  The $49.9 million increase in cash provided by operating activities is the result of a $34.9 million decrease in purchased inventory, a $43.9 million increase in accounts payable due to the timing of payments and a decrease in operating losses.  The increase was partially offset by cash payments totaling $23.6 million related to lease terminations, an $18.8 million decrease in amounts received from vendors for returned merchandise and vendor deposits, a $32.9 million decrease in federal and state income tax refunds and a $23.9 million net decrease in cash received related to lifetime warranties.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”) was signed into law.  The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations.  In December 2009 and May 2010, we received tax refunds associated with the WHBA totaling $16.9 million and $12.8 million, respectively, related to operating losses generated in fiscal 2009.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 35 percent) occurring in November and December of each year (the “Holiday” season).  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  As a result of the seasonal nature of our business, borrowings under our credit facility during the Holiday season increase significantly and our borrowing availability must be closely managed.  Owned inventory at April 30, 2010 was $693.1 million, a decrease of $70.2 million compared to inventory levels at April 30, 2009.  The decrease in inventory is primarily the result of our store closures and inventory reduction initiatives, partially offset by lower than expected sales.

In fiscal 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the share repurchase program, we repurchased a total of 17.6 million shares of our common stock, at a cost of $326.7 million, in fiscal 2008.  As of April 30, 2010, we have approximately $23.3 million in remaining authorization under our repurchase program.  Our Senior Secured Term Loan provides for a $1.0 million repurchase limit of our common stock in any fiscal year.

Revolving Credit Facility as of April 30, 2010

As of April 30, 2010, our revolving credit facility provided for borrowings up to $500 million.  Borrowings under the credit facility were capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables; or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit facility), plus 85 percent of credit card receivables.  The credit facility provided for increased seasonal borrowing capacity of up to $100 million from October 15 through December 15 and contained an accordion feature that allowed us to permanently increase the facility size in $25 million increments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  We were also required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.  As of April 30, 2010, available borrowing capacity under the revolving credit facility totaled approximately $123.2 million.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73.1 percent of the cost of eligible inventory during October through December and 69.4 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

Based on an inventory appraisal performed in March 2010, the available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  For the period of April 2010 through September 2010, monthly borrowing rates calculated from the cost of eligible inventory are projected to range from 60 percent to 64 percent and for the period of October 2010 through December 2010 projected to range from 72 percent to 74 percent.  Following the adjustment of the appraised liquidation value percentage, for the period January 2011 through March 2011, monthly borrowing rates calculated from the cost of eligible inventory are projected to range from 58 percent to 60 percent.

The extended tranche bears interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the agreement) plus the applicable margin (ranging from 250 to 300 basis points).  The non-extending tranche bears interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the agreement).  We are required to pay a quarterly unused commitment fee for the extended tranche of 0.50 percent and a quarterly unused commitment fee for the non-extending tranche ranging from 0.20 percent to 0.25 percent, each based on the preceding quarter’s unused commitment.

We are required to maintain excess availability (as defined in the agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011.  In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million for more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs will be amortized to interest expense on a straight line basis over the life of the Revolving Credit Agreement.  The amortization of the debt issuance costs will increase interest expense by approximately $0.7 million from inception of the agreement through July 31, 2010 and approximately $3 million in fiscal 2011.

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (see below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We can elect to pay all interest in cash or defer up to one-third of the interest by adding it to the principal balance of the loan.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.

The Term Loan contains various covenants, as defined in the agreement, including maintenance of minimum consolidated EBITDA thresholds, maintaining minimum store contribution thresholds for Zale Canada, as defined, and Piercing Pagoda and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The minimum consolidated EBITDA threshold for the twelve months ending January 31, 2011 is a $10 million loss.  The minimum store contribution threshold for the twelve month period ending January 31, 2011 for Zale Canada and Piercing Pagoda is CAD $27 million and $18 million, respectively.  The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

We incurred debt issuance costs associated with the Term Loan totaling approximately $13 million.  The debt issuance costs will be amortized to interest expense using the effective interest method over the life of the loan.  The amortization of the debt issuance costs will increase interest expense by approximately $0.3 million from inception of the agreement through July 31, 2010 and approximately $2 million in fiscal 2011.

On May 10, 2010, we acknowledged the terms of an intercreditor agreement (the “Intercreditor Agreement”) between Bank of America N.A., as agent under the Revolving Credit Agreement, and Z Investment Holdings, LLC, as agent under the Senior Secured Term Loan.  Under the Intercreditor Agreement, Z Investment Holdings, LLC, may request Bank of America to establish a reserve equal to two and one-half percent of the borrowing base, as defined in the Revolving Credit Agreement, if the excess availability is less than $75 million at any time, thereby reducing the amount we can borrow.  In addition, the Intercreditor Agreement restricts changes that can be made to certain terms and covenants under the Senior Secured Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock (or preferred stock, if applicable), on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance.  The Warrants represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants are exercisable immediately; however, the B-Warrants may not be exercised until the earlier of (i) the date of the first meeting of our stockholders to approve the shares of common stock to be issued upon exercise of the B-Warrants and (ii) the date of the first annual meeting of our stockholders to be held after the issuance of the Warrants.  The number of shares and exercise price are subject to customary antidilution protection.  To the extent any adjustment to the A-Warrants would result in an issuance of common stock in excess of 19.9 percent of the outstanding shares of common stock at the time of issuance of the Warrants, or stockholder approval is not received with respect to the common stock issuable upon exercise of the B-Warrants, a portion of the A-Warrants and all of the B-Warrants will instead be exercisable for non-voting Series A convertible preferred stock (the “Preferred Stock”).  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock or Preferred Stock issuable under the Warrant Agreement.

If applicable, the Preferred Stock will be a convertible preferred security (convertible to common stock subject to shareholder approval) with certain liquidation preferences and ranking senior to other classes of capital stock.  The Preferred Stock will pay cumulative quarterly dividends, if declared, at an initial rate equal to 10 percent for the first four quarters following the issuance date, increasing by 2 percent after each two subsequent quarters, not to exceed 18 percent.

The fair value of the Warrants totaled $21.3 million as of the date of issuance and will be recorded as a long-term liability during the fourth quarter of fiscal 2010, with a corresponding discount to the carrying value of the Term Loan.  The discount will be amortized into interest expense over the life of the loan using the effective interest method.  The amortization of the discount will increase interest expense by approximately $0.6 million from inception of the agreement through July 31, 2010 and approximately $3 million in fiscal 2011.  Subsequent to the initial date of issuance, the liability associated with the Warrants will be marked-to-market on a quarterly basis and any resulting increase or decrease in fair value will be recorded in the consolidated statement of operations.  In addition, if shareholder approval of a portion of the A-Warrants in excess of 19.9 percent and the B-Warrants is obtained, the long-term liability will be reclassified to additional paid-in capital and the mark-to-market adjustments will be discontinued.

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us.  The TD Agreement will replace the agreement with Citi Cards Canada Inc., which will expire on June 30, 2010.  The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  Our customers use our private label credit card to pay for approximately 25 percent of purchases in Canada.

Under an agreement with Citibank (South Dakota), N.A. (“Citibank”), Citibank provides financing for our U.S. customers to purchase merchandise through private label credit cards.  The agreement also enables us to write credit insurance.  In December 2009, Citibank advised us of its intent not to renew the U.S. Merchant Service Agreement (the “Citi Agreement”).  As a result, the Citi Agreement will expire in March 2011.  The agreement requires us to maintain a minimum volume of credit sales that we currently do not meet.  In June 2009, Citibank provided a waiver associated with this covenant, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the Agreement on August 29, 2010 for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  We are currently in exclusive negotiations with Citibank through June 15, 2010 to replace the Citi Agreement on or before it expires or is terminated.  Through prior agreements dated March 29, 2010 and April 29, 2010, Citibank agreed to extend the April 1, 2010 payment deadline to May 31, 2010.  On May 28, 2010, Citibank agreed to further extend the payment deadline until June 15, 2010.  The discussions with Citibank are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. credit markets are volatile and it is unclear if, or under what terms, we will be able to secure a financing arrangement with Citibank or another provider for use by our customers.  If we are unable to replace the Citi Agreement, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citi Agreement, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider in the U.S., we would no longer provide credit insurance, which generated revenues of $6.8 million in the U.S. for the nine months ended April 30, 2010.  Customers use our financing agreement with Citibank to pay for approximately 40 percent of purchases in the U.S.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  This change will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.

Lease Terminations

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal 2010 through fiscal 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  The maximum potential liability for base rent payments under the remaining 18 leases totaled approximately $34 million as of April 30, 2010.  As of June 7, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the lease obligations for 11 of the remaining 18 leases, including obligations with respect to common area maintenance and other charges.  Base rents for the other seven leases totaled approximately $26 million as of April 30, 2010.  Settlements with respect to the obligations for the remaining seven locations are still under negotiation.  As of April 30, 2010, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $12.2 million.  During the nine months ended April 30, 2010, we made payments totaling $8.9 million and reduced the estimated liability by $2.0 million.

During fiscal 2010 and 2009, we recorded lease termination charges related to certain store closures primarily in our Fine Jewelry segment.  As of April 30, 2010, the remaining lease reserve associated with the store closures totaled $11.1 million.  During the nine months ended April 30, 2010, we made payments totaling $14.7 million and incurred additional charges of $5.5 million related to the store closures.

We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  We believe the amounts reserved as of April 30, 2010 are sufficient to satisfy future payments required to terminate the respective leases.  However, while we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

Capital Expenditures

During the nine months ended April 30, 2010, we invested approximately $2.4 million in capital expenditures to open six new stores in the Fine Jewelry segment.  We invested approximately $6.4 million to remodel, relocate and refurbish 10 stores in our Fine Jewelry segment and to complete store enhancement projects.  We also invested $2.0 million in infrastructure, primarily related to our information technology and distribution centers.  We anticipate investing approximately $4.2 million in capital expenditures for the remainder of fiscal year 2010, including $2.2 million in existing store refurbishments and approximately $2.0 million in capital investments related to information technology infrastructure and support operations.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 was effective upon issuance.  There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

During the three months ended April 30, 2010, the Canadian currency rate appreciated by approximately 21 percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in an $8.6 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.0 million and $4.0 million, respectively.  During the nine months ended April 30, 2010, the average Canadian currency rate appreciated by approximately 12 percent, as compared to the same period in the prior year.  The appreciation in the currency rate resulted in a $23.1 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $10.9 million and $8.9 million, respectively.

At April 30, 2010, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Due to the material weaknesses discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, which have not been remediated as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting implemented during the three months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any disruption in, or changes to, our private label credit card agreements may adversely affect our ability to provide consumer credit and write credit insurance.

We rely on third party credit providers to provide financing for our customers to purchase merchandise and credit insurance through private label credit cards.  Any disruption in, or changes to, our credit card agreements would adversely affect our sales and earnings.

Under an agreement with Citibank (South Dakota), N.A. (“Citibank”), Citibank provides financing for our U.S. customers to purchase merchandise through private label credit cards.  The agreement also enables us to write credit insurance.  In December 2009, Citibank advised us of its intent not to renew the U.S. Merchant Service Agreement (the “Citi Agreement”).  As a result, the Citi Agreement will expire in March 2011.  The agreement requires us to maintain a minimum volume of credit sales that we currently do not meet.  In June 2009, Citibank provided a waiver associated with this covenant, which expired in March 2010.  On March 8, 2010, we received written notice to terminate the Agreement on August 29, 2010 for failure to meet the required volume of credit sales, unless we pay Citibank approximately $6 million based on the shortfall to the minimum volume of credit sales on or before April 1, 2010.  We are currently evaluating the available alternatives to determine whether we will make the $6 million payment.  We are currently in exclusive negotiations with Citibank through June 15, 2010 to replace the Citi Agreement on or before it expires or is terminated.  Through prior agreements dated March 29, 2010 and April 29, 2010, Citibank agreed to extend the April 1, 2010 payment deadline to May 31, 2010.  On May 28, 2010, Citibank agreed to further extend the payment deadline until June 15, 2010.  The discussions with Citibank are in the preliminary stages; therefore, we are unable to assess whether they will be successful.  Conditions in the U.S. credit markets are volatile and it is unclear if, or under what terms, we will be able to secure a financing arrangement with Citibank or another provider for use by our customers.  If we are unable to replace the Citi Agreement, our customers will have less credit available to them and our sales and earnings will be negatively impacted.  Since some of the customers that would otherwise use the credit provided by Citibank may have alternative sources of credit or may pay in cash, it is impossible for us to quantify the likely impact.  However, if we were unable to realize all of the sales currently financed under the Citi Agreement, the adverse consequences would be material and would likely impact our ability to continue to operate.  In addition, were we to no longer have a private label credit card agreement with Citibank or some other provider in the U.S., we would no longer provide credit insurance, which generated revenues of $6.8 million in the U.S. for the nine months ended April 30, 2010.  Customers use our financing agreement with Citibank to pay for approximately 40 percent of purchases in the U.S.  In February 2010, Citibank advised us of its intention to tighten certain customer approval criteria and to close certain high risk accounts.  This change will reduce the availability of credit to our customers, which will negatively impact our sales and earnings.

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

We have a revolving credit facility and a senior secured term loan that contains various financial and other covenants.  Should we be unable to fulfill the covenants contained in these loans, we would be unable to fund our operations without a significant restructuring of our business.

If the credit markets deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

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

10.3	Separation and Release Agreement with William Acevedo (incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2010, Exhibit 10.1)
10.4	Separation and Release Agreement with Neal Goldberg (incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2010, Exhibit 10.2)
10.5*	Amended and Restated Credit Agreement, dated as of May 10, 2010
10.6*	Credit Agreement, dated as of May 10, 2010
10.7*	Warrant and Registration Rights Agreement, dated as of May 10, 2010
10.8*	Intercreditor Agreement, dated as of May 10, 2010
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: June 7, 2010	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)