Form 10-K
period 2010-07-31
ZALE CORP
filed 2010-10-12
CIK 109156

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2010

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

        Zale Corporation's common stock, par value $0.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the "Act") and is listed on the New York Stock Exchange. Zale Corporation does not have any securities registered under Section 12(g) of the Act. Zale Corporation is required to file reports pursuant to Section 13 of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2010 was $49,778,255. For this purpose, directors and officers have been assumed to be affiliates. As of October 1, 2010, 32,107,792 shares of Zale Corporation's common stock were outstanding.

        Zale Corporation is a smaller reporting company filer and is not a well-known seasoned issuer.

        Zale Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on December 3, 2010 are incorporated by reference into Part III.

ZALE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

        We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry. At July 31, 2010, we operated 1,218 specialty retail jewelry stores and 672 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2010, we generated $1.6 billion of revenues. We compete in the approximately $61 billion U.S. and Canadian retail jewelry industry by leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brands' long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust in a retailer's reliability, credibility and commitment to customer service.

        Our business has changed significantly over the past few years. In November 2007, we sold our Bailey Banks & Biddle brand to Finlay Enterprises, Inc. We have closed a total of 265 underperforming locations during the last two fiscal years, of which 198 were fine jewelry stores and 67 were kiosks. In May 2010, we enhanced our liquidity by securing a $150 million Senior Secured Term Loan and extending our revolving credit agreement. In May 2010, we also entered into an agreement with TD Financing Services, Inc. ("TDFS"), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. In September 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank (South Dakota), N.A. ("Citibank"), to provide financing for our U.S. customers beginning October 1, 2010. The previous agreement with Citibank was scheduled to expire in March 2011.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2010, our Fine Jewelry segment generated $1.4 billion, or approximately 85 percent of our revenues. During fiscal year 2010, the Kiosk Jewelry segment revenues represented approximately $226 million, or 14 percent of our revenues.

Fine Jewelry

        Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. In addition, we have made a strategic decision to expand our Fine Jewelry segment through the e-commerce sites, www.zales.com, www.zalesoutlet.com and www.gordonsjewelers.com.

  Zales Jewelers and Gordon's Jewelers

        Zales, our U.S. based flagship, is a leading brand name in jewelry retailing in the U.S., operating 675 stores in 50 states and Puerto Rico with an average store size of 1,685 square feet. Gordon's operates 192 stores in 29 states and Puerto Rico with an average store size of 1,521 square feet.

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

        Gordon's was founded in 1905 and its customers share similar demographic characteristics with the Zales customer. Accordingly, we have taken steps to position the brand to leverage our corporate strengths while focusing on product differentiation that will cater to local demographics. Gordon's features items in every major jewelry category including exclusive bridal designs, branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products.

        Zales Jewelers' and Gordon's Jewelers' combined revenues accounted for 60 percent of our total revenues, with an average transaction value of $396 in fiscal year 2010. Additionally, both brands operate as multi-channel retailers and serve internet customers through e-commerce sites: www.zales.com and www.gordonsjewelers.com, which accounted for approximately four percent of our total revenues in fiscal year 2010. Internet sales totaled $63.8 million in fiscal year 2010 compared to $56.2 million in fiscal year 2009.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 215 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consist of two brands, Peoples Jewellers and Mappins Jewellers, and accounted for 16 percent of our total revenues in fiscal year 2010. The average store size is 1,613 square feet with an average transaction value of $303 in fiscal year 2010.

        Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark "Peoples the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Since 2000, the Peoples brand has built recognition through an aggressive television campaign. Over the past five years, Peoples had the largest television campaign of any Canadian jewelry retailer. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortments.

  Zales Outlet

        We operate 136 Zales Outlet stores in 35 states and Puerto Rico, sales from which accounted for 10 percent of our total revenues in fiscal year 2010. The average store size is 2,330 square feet, with an average transaction value of $438 in fiscal year 2010.

        The outlet concept has evolved into three differentiated formats: power strip centers, traditional outlet malls and destination centers. Zales Outlet was established as an extension of the Zales brand and capitalizes on Zales' national advertising and brand recognition. Our stores feature items in every major jewelry category including branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. The merchandise assortment in a typical Zales Outlet store caters to the higher-income, female customer, offering 20 to 70 percent off traditional retail prices.

Kiosk Jewelry

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks, and targets the opening price point jewelry customer. In May 2010, we expanded our presence in the Kiosk Jewelry segment through our e-commerce site, www.pagoda.com. At July 31, 2010, Piercing Pagoda operated 672 locations in 41 states and Puerto Rico. The Kiosk Jewelry segment specializes in gold and silver products, including entry level diamond merchandise, that capitalize on the latest fashion trends.

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

        Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The kiosk locations average 188 square feet in size, with an average transaction value of $40 in fiscal year 2010.

All Other

        We provide insurance and reinsurance facilities for various types of insurance coverage, which are marketed primarily to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. These three companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2010, 36 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank, our insurance affiliates provide insurance to holders of our U.S. private label credit card and receive payments for such insurance products. On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TDFS to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS will provide credit insurance for our Canadian customers and will receive 40 percent of the net profits and the remaining 60 percent will be paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. In fiscal year 2010, the All Other segment accounted for approximately one percent of our total revenues.

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

        The U.S. and Canadian retail jewelry industry accounted for approximately $61 billion of sales in 2009, according to publicly available data. We have a three percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores, specialty retail jewelers (such as Signet Jewelers Limited) and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2010	2009	2008
Zales and Gordon's (including zales.com and gordonsjewelers.com)	$963,077	$1,110,419	$1,362,672
Zales Outlet	154,747	168,497	191,526
Peoples and Mappins(a)	260,683	256,710	321,972
Piercing Pagoda (including pagoda.com)(b)	226,187	232,809	249,489
Insurance revenues	11,611	11,309	12,382

	$1,616,305	$1,779,744	$2,138,041

Average Sales Per Location (in thousands)(c):
Zales and Gordon's	$1,034	$1,061	$1,251
Zales Outlet	1,147	1,149	1,350
Peoples and Mappins	1,212	1,213	1,622
Piercing Pagoda	338	330	328

(a)
Reflects all revenue from Canadian operations, which constitutes all of our foreign operations. Long-lived assets from foreign operations totaled approximately $35.4 million, $40.6 million and $47.0 million at July 31, 2010, 2009 and 2008, respectively.

(b)
In May 2010, we commenced operations of an e-commerce site for Piercing Pagoda.

(c)
Based on merchandise sales for locations open a full 12 months during the applicable year.

	Locations by Brand
Year Ended July 31, 2010	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales and Gordon's	—	28	867
Zales Outlet	—	4	136
Peoples and Mappins	6	3	215
Piercing Pagoda	—	12	672

	6	47	1,890

Year Ended July 31, 2009
Zales and Gordon's	3	153	895
Zales Outlet	6	9	140
Peoples and Mappins	5	1	212
Piercing Pagoda	—	55	684

	14	218	1,931

Year Ended July 31, 2008
Zales and Gordon's	19	45	1,045
Zales Outlet	8	2	143
Peoples and Mappins	16	1	208
Piercing Pagoda	4	58	739

	47	106	2,135

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

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level to maintain efficiency and lower operating costs. In addition to selling jewelry, watches and gift items, each store also offers standard warranties and return policies, and provides extended warranty coverage that may be purchased at the customer's option. In order to facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 10 percent of the purchase price at the inception of the layaway transaction.

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

        We continue to focus on the level and frequency of our employee training programs, particularly with store managers and jewelry consultants. We provide selling and merchandise product training for all store personnel. During fiscal year 2010, we significantly expanded Diamond Council of America training to our store managers, district managers, regional directors and certain jewelry consultants.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. We have a direct sourcing team that purchases products from 18 countries and we operate a manufacturing subsidiary that is our largest supplier of finished products. At the end of fiscal year 2010, approximately four percent and 14 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. All purchasing is done through buying offices at our corporate headquarters ("Store Support Center"). Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. Consignment merchandise can be returned to the vendor at any time or converted to owned inventory if it meets certain sales thresholds. We had $81.1 million and $71.5 million of consignment inventory on hand at July 31, 2010 and 2009, respectively. During fiscal years 2010 and 2009, we purchased approximately 20 percent and 12 percent, respectively, of our finished merchandise from our top five vendors with no single vendor exceeding six percent in 2010. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

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

Proprietary Credit

        Our private label credit card program helps facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit plans under our private label credit card program. Approximately 40 percent of our U.S. sales, excluding Piercing Pagoda, which does not offer proprietary credit, were financed by proprietary credit in fiscal years 2010 and 2009. Our Canadian propriety credit card sales represented approximately 24 percent and 30 percent of Canadian total sales for fiscal years 2010 and 2009, respectively. In fiscal year 2010, our proprietary credit offerings included same-as-cash, revolving and interest free programs, all of which allowed our sales personnel to provide the customer a variety of financing options.

        In March 2001, we entered into a 10-year agreement with Citibank under which Citibank issues private label credit cards branded with appropriate trademark, and provides financing for our U.S.

customers to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the customer (i.e., revolving, interest free, same-as-cash). The agreement also enables us to write credit insurance. In September 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank, to provide financing for our U.S. customers beginning October 1, 2010. The agreement with Citibank was scheduled to expire in March 2011.

        In May 2010, we entered into a five year Private Label Credit Card Program Agreement with TDFS to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.

Employees

        As of July 31, 2010, we had approximately 12,800 employees, of whom approximately 14 percent were Canadian employees and less than one percent of whom were represented by unions. Additionally, we usually hire temporary employees during November and December of each year, the Holiday season.

Seasonality

        As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second quarter, which includes the holiday months of November through January, accounting for a proportionally greater percentage of annual sales, earnings from operations and cash flow than the other three quarters. Other important periods include Valentine's Day and Mother's Day. We expect such seasonality to continue.

Information Technology

        Our technology systems provide information necessary for: (i) store operations; (ii) inventory control; (iii) profitability monitoring by certain measures (merchandise category, buyer, store); (iv) customer service; (v) expense control programs; and (vi) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants' ability to be responsive to changes in customer behavior. We are also improving the connectivity between stores and our Store Support Center to enhance operating effectiveness.

        Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

        We have a data center operations services agreement with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting. In June 2010, we entered into a new services agreement that supersedes the agreement that was scheduled to expire in 2012. The new agreement requires fixed payments totaling $24.1 million over a 74-month period plus a variable amount based on usage. We believe that by outsourcing our data center operations, we are better able to focus our resources on developing and executing the strategic initiatives discussed in the Business section.

        We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $7 million in fiscal year 2011 for enhancements to our information systems and infrastructure.

Regulation

        Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our private label credit cards, credit to our customers is provided primarily through bank cards such as Visa®, MasterCard®, and Discover®. Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application that have negatively impacted the availability of credit to our customers. Any change in the regulation of credit which would materially limit the availability of credit to our traditional customer base could adversely affect our results of operations or financial condition.

        We are subject to the jurisdiction of various state and other taxing authorities. From time to time, these taxing authorities conduct reviews or audits of the Company.

        The sale of insurance products is also regulated. Our three wholly owned insurance companies are required to file reports with various insurance commissions, and are also subject to regulations relating to capital adequacy, the payment of dividends and the operation of their businesses generally. State laws also impose registration and disclosure obligations with respect to the credit and other insurance products that we sell to our customers. In addition, the providers of our private label credit programs are subject to disclosure and other requirements under state and federal law and are subject to review by the Federal Trade Commission and the state and federal banking regulators.

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

Available Information

        We provide links to our filings with the Securities and Exchange Commission ("SEC") and to the SEC filings (Forms 3, 4 and 5) of our directors and executive officers under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge, on our website at www.zalecorp.com, under the heading "SEC Filings" in the "Investor Relations" section. These links are automatically updated, so the filings are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC's EDGAR system at www.sec.gov.

        Our certificate of incorporation and bylaws as well as the charters for the compensation, audit, nominating and corporate governance committees of our Board of Directors and the corporate governance guidelines are available on our website at www.zalecorp.com, under the heading "About Zale Corporation" in the "Corporate Governance" section.

        We have a Code of Business Conduct and Ethics (the "Code"). All of our directors, executive officers and employees are subject to the Code. The Code is available on our web site at www.zalecorp.com, under the heading "About Zale Corporation" in the "Corporate Governance" section. Waivers of the Code, if any, for directors and executive officers would be disclosed in a SEC filing on Form 8-K or, to the extent permitted by law, on our website.

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in this Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store opening, renovation, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

        Jewelry purchases are discretionary and may be affected by adverse trends in the general economy (and consumer perceptions of those trends). In addition, a number of other factors affecting consumers such as employment, wages and salaries, business conditions, energy costs, credit availability and taxation policies, for the economy as a whole and in regional and local markets where we operate, can impact sales and earnings. The economic downturn that began in 2008 has significantly impacted our sales and the continuation of this downturn, and particularly its worsening, would have a material adverse impact on our business and financial condition.

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

         Any disruption in, or changes to, our private label credit card arrangements may adversely affect our ability to provide consumer credit and write credit insurance.

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

        Our customers rely heavily on financing provided by credit card companies to purchase our merchandise. The availability of credit to our customers is impacted by numerous factors, including general economic conditions and regulatory requirements relating to the extension of credit. Numerous federal and state laws impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application that have negatively impacted the availability of credit to our customers. Future regulations or changes in the application of current laws could further impact the availability of credit to our customers. If the amount of available credit provided to our customers is significantly restricted, which recently has been the trend, our sales and earnings would be negatively impacted.

         We are dependent upon our revolving credit agreement and other third party financing arrangements for our liquidity needs.

        We have a revolving credit agreement and a Senior Secured Term Loan that contain various financial and other covenants. Should we be unable to fulfill the covenants contained in these loans, we would be unable to fund our operations without a significant restructuring of our business.

         If the credit markets deteriorate, our ability to obtain the financing needed to operate our business could be adversely impacted.

        We utilize a revolving credit agreement to finance our working capital requirements, including the purchase of inventory, among other things. If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of continued deterioration in the credit markets, our business could be significantly impacted. In addition, the amount of available borrowings under our revolving credit agreement is based, in part, on the appraised liquidation value of our inventory. Any declines in the appraised value of our inventory could impact our ability to obtain the financing necessary to operate our business.

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

         Changes in estimates, assumptions and judgments made by management related to our evaluation of goodwill and other long-lived assets for impairment could significantly affect our financial results.

        Evaluating goodwill and other long-lived assets for impairment is highly complex and involves many subjective estimates, assumptions and judgments by our management. For instance, management makes estimates and assumptions with respect to future cash flow projections, terminal growth rates, discount rates and long-term business plans. If our actual results are not consistent with our estimates, assumptions and judgments by our management, we may be required to recognize impairments.

         Additional factors that may adversely affect our financial performance.

        Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 430,000 square foot facility, which serves as our corporate headquarters and primary distribution facility. The lease for this facility extends through March 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. Our Canadian distribution operation is conducted in a leased 26,280 square foot facility in Toronto, Ontario with a lease term through November 2014. We also lease a 20,000 square foot distribution and warehousing facility in Irving, Texas, with a lease term through June 2011, which serves as the Piercing Pagoda distribution center.

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

        We lease 18 percent of our store and kiosk locations from Simon Property Group and 14 percent of our store and kiosk locations from General Growth Management, Inc. No other lessor accounts for 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of our leases as of July 31, 2010:

Term Expires	Stores	Kiosks	Other(a)	Total	Percentage of Total
2011	9	5	—	14	0.7%
2012	197	184	1	382	20.2%
2013	156	221	1	378	20.0%
2014	175	181	—	356	18.8%
2015 and thereafter	681	81	2	764	40.3%

	1,218	672	4	1,894	100.0%

(a)
Other includes the Store Support Center, distribution centers and storage facilities.

        Management believes that substantially all of the store leases expiring in fiscal year 2011 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. We expect that leases will be renewed on terms not materially different than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS AND OTHER MATTERS

        Information regarding legal proceedings is incorporated by reference from Note 19 to our consolidated financial statements set forth, under the heading, "Contingencies," in Part IV of this report.

ITEM 4.    RESERVED

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following individuals serve as our executive officers of the Company. Executive officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Theo Killion	59	Chief Executive Officer
Matthew W. Appel	54	Executive Vice President and Chief Financial Officer
Gilbert P. Hollander	57	Executive Vice President and Chief Merchant and Sourcing Officer
Richard A. Lennox	45	Executive Vice President, Chief Marketing and E-Commerce Officer

Executive Officers

        The following is a brief description of the business experience of the Company's executive officers for at least the past five years.

        Mr. Theo Killion has served as Chief Executive Officer of the Company since September 23, 2010. He served as President of the Company from August 5, 2008 to September 23, 2010, and as Interim Chief Executive Officer from January 13, 2010 to September 23, 2010. From January 23, 2008 to August 5, 2008, Mr. Killion served as Executive Vice President of Human Resources, Legal and Corporate Strategy. From

May 2006 to January 2008, Mr. Killion was employed with the executive recruiting firm Berglass+Associates, focusing on companies in the retail, consumer goods and fashion industries. From April 2004 through April 2006, Mr. Killion served as Executive Vice President of Human Resources at Tommy Hilfiger. From 1996 to 2004, Mr. Killion served in various management positions with Limited Brands.

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

        Mr. Gilbert P. Hollander was appointed Executive Vice President and Chief Sourcing Officer in September 2007, and was given the additional title of Chief Merchant Officer on January 13, 2010. Prior to that appointment, Mr. Hollander served as President, Corporate Sourcing/Piercing Pagoda beginning in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

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

	2010		2009
	High	Low	High	Low
First	$8.20	$4.73	$30.89	$14.03
Second	$5.51	$2.08	$15.99	$1.17
Third	$3.80	$1.83	$5.25	$0.92
Fourth	$3.27	$1.39	$5.92	$3.04

        As of October 1, 2010, the Company's outstanding shares of common stock were held by approximately 570 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our revolving credit agreement and our Senior Secured Term Loan limit our ability to pay dividends or repurchase our common stock. At July 31, 2010, we had borrowing availability under the revolving credit agreement of approximately $241.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Long-Term Debt."

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from July 31, 2005 to July 31, 2010. The comparison assumes $100 was invested on July 31, 2005 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

$140
$120
$100
$80
$60
$40
$20
$0
Dollars
7/31/2005
1/31/2006
7/31/2006
1/31/2007
7/31/2007
1/31/2008
7/31/2008
1/31/2009
7/31/2009
1/31/2010
7/31/2010
ZALE CORP
S&P 500 INDEX
S&P 600 SPECIALTY STORE INDEX
S&P 600 SMALLCAP INDEX

	7/31/05	1/31/06	7/31/06	1/31/07	7/31/07	1/31/08	7/31/08	1/31/09	7/31/09	1/31/10	7/31/10
Zale Corporation	$100.00	$72.09	$75.32	$80.94	$62.44	$48.12	$65.06	$3.65	$17.41	$6.41	$5.18
S&P 500	100.00	104.67	105.38	119.86	122.38	117.10	108.80	71.86	87.09	95.68	99.14
S&P Smallcap Spec	100.00	77.96	66.06	79.80	74.75	53.47	53.74	29.50	51.85	60.32	68.19
S&P 600 Smallcap	100.00	108.15	103.78	117.25	118.42	108.94	108.62	68.93	87.70	95.79	104.51

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data and balance sheet data for each of the fiscal years ended July 31, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements. The statement of operations and balance sheet data for each of the fiscal years ended July 31, 2007 and 2006 has been derived from our unaudited consolidated financial statements. During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of operations. All amounts in the following table are in thousands, except per share amounts.

	Year Ended July 31,
	2010	2009	2008	2007	2006
Revenues	$1,616,305	$1,779,744	$2,138,041	$2,152,785	$2,153,955

Costs and expenses:
Cost of sales(a)	802,172	948,572	1,089,553	1,029,553	1,044,876
Selling, general and administrative(b)	846,205	934,249	991,772	974,855	974,284
Depreciation and amortization	50,005	58,947	60,244	56,595	54,670
Other charges (gains)(c)	33,370	46,940	(10,700)	9,658	(1,900)

Operating (loss) earnings	(115,447)	(208,964)	7,172	82,124	82,025
Interest expense	15,657	10,399	12,364	18,969	11,185
Other gains(d)	(6,564)	—	(3,500)	—	—

(Loss) earnings before income taxes	(124,540)	(219,363)	(1,692)	63,155	70,840
Income tax (benefit) expense	(28,750)	(53,015)	4,761	16,812	16,725

(Loss) earnings from continuing operations	(95,790)	(166,348)	(6,453)	46,343	54,115
Earnings (loss) from discontinued operations, net of taxes	2,118	(23,155)	7,084	11,143	(6,061)

Net (loss) earnings	$(93,672)	$(189,503)	$631	$57,486	$48,054

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(2.99)	$(5.21)	$(0.15)	$0.95	$1.11
Earnings (loss) from discontinued operations	0.07	(0.73)	0.16	0.23	(0.13)

Basic net (loss) earnings per share	$(2.92)	$(5.94)	$0.01	$1.18	$0.98

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(2.99)	$(5.21)	$(0.15)	$0.95	$1.10
Earnings (loss) from discontinued operations	0.07	(0.73)	0.16	0.22	(0.12)

Diluted net (loss) earnings per share	$(2.92)	$(5.94)	$0.01	$1.17	$0.98

Weighted average number of common shares outstanding:
Basic	32,062	31,899	42,361	48,694	48,808
Diluted	32,062	31,899	42,476	48,995	49,211
Balance Sheet Data:
Working capital	$383,006	$460,885	$613,665	$774,778	$628,743
Total assets	1,160,381	1,230,972	1,415,260	1,600,144	1,449,639
Long-term debt	284,684	310,500	326,306	227,306	202,813
Total stockholders' investment	308,020	373,793	566,471	880,414	783,960

(a)
In fiscal years 2009 and 2006, cost of sales includes charges of $13.5 million and $18.7 million, respectively, related to inventory impairments.

(b)
Fiscal year 2006 amount includes $12.1 million in executive severance costs.

(c)
Fiscal year 2010 includes $33.4 million related to costs associated with store closures and store impairments. Fiscal year 2009 includes $46.9 million related to costs associated with store closures, store impairments and goodwill impairments. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy and a $1.9 million store impairment charge. Fiscal year 2007 includes a $7.2 million derivative loss and a $2.5 million charge related to store impairments. Fiscal year 2006 includes asset impairment charges.

(d)
Fiscal year 2010 includes a gain of $8.3 million related to a decrease in the fair value of the warrants issued in connection with the Senior Secured Term Loan and a $1.7 million charge related to debt issuance costs attributable to the warrants. Fiscal year 2008 includes a gain of $3.5 million related to the sale of our interest in a diamond known as the "Incomparable Diamond."

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

	Year Ended July 31,
Selected Financial Data by Segment	2010	2009	2008	2007	2006
Revenues:
Fine Jewelry(a)	$1,378,507	$1,535,626	$1,876,170	$1,876,580	$1,864,195
Kiosk(b)	226,187	232,809	249,489	262,627	276,619
All Other	11,611	11,309	12,382	13,578	13,141

Total revenues	$1,616,305	$1,779,744	$2,138,041	$2,152,785	$2,153,955

Depreciation and amortization:
Fine Jewelry	$35,558	$42,407	$42,832	$39,933	$38,172
Kiosk	4,120	4,899	5,296	5,625	5,571
All Other	—	—	—	—	—
Unallocated	10,327	11,641	12,116	11,037	10,927

Total depreciation and amortization	$50,005	$58,947	$60,244	$56,595	$54,670

Operating (loss) earnings:
Fine Jewelry(c)	$(84,818)	$(192,683)	$18,909	$100,531	$87,450
Kiosk(d)	13,133	2,465	9,905	6,170	19,212
All Other	4,731	5,706	5,641	6,780	6,443
Unallocated(e)	(48,493)	(24,452)	(27,283)	(31,357)	(31,080)

Total operating (loss) earnings	$(115,447)	$(208,964)	$7,172	$82,124	$82,025

Assets(f):
Fine Jewelry(g)	$820,353	$868,227	$987,369	$1,250,967	$1,108,569
Kiosk(h)	85,631	107,457	118,601	120,660	119,395
All Other	33,643	24,842	27,234	25,406	22,228
Unallocated	220,754	230,446	282,056	203,111	199,447

Total assets	$1,160,381	$1,230,972	$1,415,260	$1,600,144	$1,449,639

Capital expenditures:
Fine Jewelry	$9,945	$18,702	$59,289	$47,433	$48,644
Kiosk	—	420	3,266	3,036	7,750
All Other	—	—	—	—	—
Unallocated	4,705	9,235	22,582	28,791	20,026

Total capital expenditures	$14,650	$28,357	$85,137	$79,260	$76,420

(a)
Includes $260.7, $256.7, $321.9, $272.0 and $229.6 million in fiscal years 2010, 2009, 2008, 2007 and 2006, respectively, related to foreign operations.

(b)
Includes $2.8 million and $7.7 million in fiscal years 2007 and 2006, respectively, related to foreign operations. All foreign locations were closed in fiscal year 2007.

(c)
Fiscal year 2010 includes $32.3 million related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge. Fiscal year 2007 includes a $2.0 million store impairment charge. Fiscal year 2006 includes $22.1 million related to inventory impairment and asset impairment charges.

(d)
Fiscal year 2010 includes a $1.1 million related to charges associated with store impairments. Fiscal year 2009 includes $0.4 million related to costs associated with store closures. Fiscal year 2007 includes a $0.5 million charge related to store impairments. Fiscal year 2006 includes $1.2 million related to inventory impairment and asset impairment charges.

(e)
Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Fiscal year 2007 includes a $7.2 million derivative loss. Fiscal year 2006 includes $5.3 million related to asset impairment charges, a $13.4 million benefit related to the settlement of certain retirement plan obligations, $12.1 million for executive severance, $2.4 million related to accrued percentage rent and a $1.7 million derivative loss. Also includes credits of $55.5, $60.1, $66.8, $66.7 and $57.0 million in fiscal years 2010, 2009, 2008, 2007 and 2006, respectively, to offset internal carrying costs charged to the segments.

(f)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(g)
Includes $35.4, $40.6, $47.0, $37.5 and $28.8 million of fixed assets in fiscal years 2010, 2009, 2008, 2007 and 2006, respectively, related to foreign operations.

(h)
Includes $0.5 million of fixed assets in fiscal years 2006 related to foreign operations. All foreign locations were closed in fiscal year 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2010, we operated 1,218 fine jewelry stores and 672 kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

        Comparable store sales declined by 6.6 percent during fiscal year 2010. Gross margin increased by 370 basis points to 50.4 percent for the year ended July 31, 2010 compared to the same period in the prior year. The improvement in gross margin was primarily the result of a decline in merchandise discounts. Cost of sales for fiscal year 2010 includes an $8.3 million charge for certain slow moving inventory, compared to $15.2 million in the same period in the prior year, which increased gross margin by approximately 35 basis points. Operating margin improved by 460 basis points to a loss of 7.1 percent compared to a loss of 11.7 percent in the same period in the prior year.

        On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America N.A. and certain other lenders. The Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011. The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million. The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

        On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the "Term Loan") and a Warrant and Registration Rights Agreement (see below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Term Loan matures on May 10, 2015 and is secured by substantially all current and future intangible assets and a second priority security interest on merchandise inventory and credit card receivables. The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.

        In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance. The Warrants, which are currently exercisable and which expire seven years after issuance, represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance. The fair value of the Warrants totaled $21.3 million as of the date of issuance.

        On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC. The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010. As a result, all future interest payments will be made in cash. In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.

        On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.

        On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank, to provide financing for our U.S. customers beginning October 1, 2010. The agreement with Citibank was scheduled to expire in March 2011.

        During the fiscal year ended July 31, 2010, the average Canadian currency rate appreciated by approximately 12 percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the Canadian dollar resulted in a $27.9 million increase in reported revenues compared to fiscal year 2009, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of the appreciation in the Canadian dollar, we recorded gains associated with the settlement of Canadian accounts payable totaling $2.8 million during the fiscal year ended July 31, 2010 compared to losses of $7.6 million during the same period in the prior year.

        Net earnings associated with lifetime warranties totaled $49.8 million for the year ended July 31, 2010, compared to $28.3 million for the same period in the prior year. The increase in net earnings is the result of a change in our warranty product from a two-year warranty to a lifetime warranty in fiscal year 2007. The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period. As a result, revenues recognized will not be comparable until fiscal year 2012, when five years of revenue will be included in the consolidated statement of operations.

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

	Year Ended July 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	49.6	53.3	51.0
Selling, general and administrative	52.4	52.5	46.4
Depreciation and amortization	3.1	3.3	2.8
Other charges (gains)	2.1	2.6	(0.5)

Operating (loss) earnings	(7.1)	(11.7)	0.3
Interest expense	1.0	0.6	0.6
Other gains	(0.4)	—	(0.2)

Loss before income taxes	(7.7)	(12.3)	(0.1)
Income tax (benefit) expense	(1.8)	(3.0)	0.2

Loss from continuing operations	(5.9)	(9.3)	(0.3)
Earnings (loss) from discontinued operations, net of taxes	0.1	(1.3)	0.3

Net loss	(5.8)%	(10.6)%	—%

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

        Revenues.    Revenues for fiscal year 2010 were $1,616.3 million, a decrease of 9.2 percent compared to revenues of $1,779.7 million for the same period in the prior fiscal year. Comparable store sales decreased 6.6 percent as compared to the same period in the prior year. The decline in comparable store sales was driven by a 5.9 percent decrease in the number of customer transactions in our fine jewelry stores and a 4.0 percent decrease in the average transaction price. The decline was also due to the closing of 47 stores, partially offset by an $18.2 million increase in revenues recognized related to lifetime warranties and a $27.9 million increase related to the appreciation of the Canadian currency rate.

        The Fine Jewelry segment contributed $1,378.5 million of revenues in the fiscal year ended July 31, 2010, a decrease of 10.2 percent as compared to $1,535.6 million for the same period in the prior year.

        Revenues include $226.2 million for the Kiosk Jewelry segment compared to $232.8 million in the prior year, representing a decrease of 2.8 percent. The decrease relates primarily to a decline in the number of kiosks to 672 from 684 as of July 31, 2010 and 2009, respectively.

        The All Other segment contributed $11.6 million in revenues for the fiscal year ended July 31, 2010 as compared to $11.3 million for the same period in the prior year, representing an increase of 2.7 percent.

        During the fiscal year ended July 31, 2010, we opened 6 stores in the Fine Jewelry segment. In addition, we closed 35 stores in the Fine Jewelry segment and 12 kiosks in the Kiosk Jewelry segment.

        Cost of Sales.    Cost of sales includes cost of merchandise and services sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 49.6 percent for the year ended July 31, 2010, compared to 53.3 percent for the same period in the prior year. The decrease is due to a 380 basis point improvement associated with a decline in merchandise discounts compared to the same period in the prior year and a 150 basis point improvement in lifetime warranty margins. The decrease was partially offset by a 100 basis point increase in cost of merchandise.

        Our last-in, first-out ("LIFO") inventory charges were $5.7 million and $1.0 million for the fiscal years ended July 31, 2010 and 2009, respectively.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 52.4 percent of revenues for the year ended July 31, 2010, compared to 52.5 percent for the same period in the prior year. SG&A decreased by $88.0 million to $846.2 million for the year ended July 31, 2010. The decrease is the result of a $36.9 million decrease in payroll related costs associated primarily with headcount reductions, a decrease in rent and occupancy costs of $29.6 million due to store closures and rent reductions negotiated with our landlords, a $12.0 million decrease in promotional costs, a $10.3 million decrease in foreign currency losses and a $6.9 million decrease in legal and severance costs. The decrease was partially offset by a $5.8 million charge during fiscal year 2010 related to fees paid to Citibank associated with our failure to meet the minimum required volume of credit sales and a $4.4 million increase in professional fees associated with the restatement of our prior year financial statements and the related SEC investigation.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2010 and 2009 was 3.1 percent and 3.3 percent, respectively. The decrease is primarily the result of store closures and impairment charges recorded during fiscal years 2010 and 2009.

        Other Charges (Gains).    Other charges (gains) for the year ended July 31, 2010 includes a $29.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $3.4 million charge associated with store closures. Other charges (gains) for the year ended July 31, 2009 includes a $27.0 million charge associated with store closures, a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2010 and 2009 was 1.0 percent and 0.6 percent, respectively. Interest expense increased by $5.3 million to $15.7 million for the year ended July 31, 2010. The increase is the result of interest expense totaling $5.1 million related to the Term Loan executed in May 2010, partially offset by a decrease in the weighted average effective interest rate associated with the revolving credit agreement from 2.6 percent in the prior year to 1.8 percent this year.

        Other Gains.    Other gains for the year ended July 31, 2010 includes an $8.3 million gain related to a decrease in the fair value of the Warrants issued in connection with the Term Loan executed in May 2010 and a $1.7 million charge related to debt issuance costs attributable to the Warrants.

        Income Tax (Benefit) Expense.    The income tax benefit totaled $28.8 million for the year ended July 31, 2010, compared to $53.0 million for the year ended July 31, 2009. The income tax benefit for the year ended July 31, 2010 is the result of the recognition of refunds totaling $33.4 million associated with the Worker, Homeownership and Business Assistance Act of 2009, partially offset by $2.8 million of tax expense associated with our Canadian subsidiaries. Income tax benefit for fiscal year 2009 is the result of operating losses, partially offset by a net charge totaling $13.9 million related to our decision to revoke our election under Accounting Standards Codification ("ASC") 740 to indefinitely reinvest certain foreign earnings outside the U.S. and a $12.5 million charge related to uncertainties surrounding the utilization of net operating loss carryforwards.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

        Revenues.    Revenues for fiscal year 2009 were $1,779.7 million, a decrease of 16.8 percent compared to revenues of $2,138.0 million for the same period in the prior fiscal year. Comparable store sales decreased 16.6 percent as compared to the same period in the prior year. The decline in comparable store sales was driven by a 20.8 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by an increase in the average transaction price. The decline was also due to a $35.0 million impact associated with the depreciation of the Canadian currency rate and a decrease in the number of open stores, partially offset by a $10.6 million increase in revenues recognized related to lifetime warranties.

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

        Cost of Sales.    Cost of sales includes cost of merchandise and services sold, as well as receiving and distribution costs. Cost of sales as a percentage of revenues was 53.3 percent for the year ended July 31, 2009, compared to 51.0 percent for the same period in the prior year. The increase is primarily due to an increase in store-wide discounts during the Holiday season and an inventory impairment charge recorded during the fourth quarter of fiscal year 2009 totaling approximately 80 basis points associated with our decision to accelerate the sale of certain clearance merchandise. The increase was partially offset by an increase in revenues recognized associated with lifetime warranties.

        Our LIFO inventory charges were $1.0 million and $2.4 million for the fiscal years ended July 31, 2009 and 2008, respectively.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.

SG&A was 52.5 percent of revenues for the year ended July 31, 2009, compared to 46.4 percent for the same period in the prior year. SG&A decreased by $57.5 million to $934.2 million for the year ended July 31, 2009. The decrease is the result of expense reductions totaling $64.1 million and a $15.1 million decrease in incentive based compensation due to lower sales. The decrease was partially offset by a $6.7 million increase in legal settlement and severance costs and a $9.6 million increase in foreign currency losses.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the years ended July 31, 2009 and 2008 was 3.3 percent and 2.8 percent, respectively. The increase is due to lower total revenues during the current year compared to the prior year, partially offset by store closures.

        Other Charges (Gains).    Other charges (gains) for the year ended July 31, 2009 includes a $27.0 million charge associated with store closures, a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in the Fine Jewelry segment. Other charges (gains) for the year ended July 31, 2008 includes a $12.6 million benefit related to a change in our vacation policy and a $1.9 million charge related to the impairment of long-lived assets associated with underperforming stores.

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

        Other Gains.    During the year ended July 31, 2008, we sold our interest in a diamond known as the "Incomparable Diamond" and recognized a gain of $3.5 million.

        Income Tax (Benefit) Expense.    The income tax benefit totaled $53.0 million for the year ended July 31, 2009, compared to $4.8 million income tax expense for the year ended July 31, 2008. The income tax benefit for the year ended July 31, 2009 includes a net charge totaling $13.9 million related to our decision to revoke our election under ASC 740 and a $12.5 million charge related to uncertainties surrounding the utilization of net operating loss carryforwards. Income tax expense for the year ended July 31, 2008 includes a $4.3 million charge related to the expiration of certain net operating loss carryforwards.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service. For fiscal year 2010, our cash requirements were funded through cash flows from operations, funds available under our Term Loan and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We also manage availability under the revolving credit agreement by monitoring the timing of merchandise receipts and vendor payments. The average vendor payment terms during the year ended July 31, 2010 was approximately 44 days. As of July 31, 2010, we had cash and cash equivalents totaling $26.2 million.

        Net cash provided by operating activities increased from $2.7 million for the year ended July 31, 2009 to $52.3 million for the year ended July 31, 2010. The $49.6 million increase in cash provided by operating activities is the result of a $62.4 million increase in accounts payable due to the timing of vendor payments and a decrease in operating losses. The increase was partially offset by cash payments totaling $18.6 million related to lease terminations associated with closed stores, a $20.9 million decrease in amounts received from vendors for returned merchandise and vendor deposits, a $20.0 million decrease in federal and state income tax refunds and a $32.7 million net decrease in cash received related to lifetime warranties.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the "WHBA") was signed into law. The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations. In December 2009 and May 2010, we received tax refunds associated with the WHBA totaling $16.9 million and $12.8 million, respectively, related to operating losses generated in fiscal year 2009.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent to 40 percent) occurring in November and December of each year, the Holiday season. Other important periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Owned inventory at July 31, 2010 was $703.1 million, a decrease of $37.1 million compared to July 31, 2009. The decrease in inventory is primarily the result of our store closures and inventory reduction initiatives, partially offset by lower than expected sales.

        In fiscal 2008, the Board of Directors authorized share repurchases of $350 million. As part of the share repurchase program, we repurchased a total of 17.6 million shares of our common stock, at a cost of $326.7 million, in fiscal 2008. As of July 31, 2010, we have approximately $23.3 million in remaining authorization under our repurchase program. Our Term Loan contains a $1.0 million limit for repurchase of our common stock in any fiscal year.

  Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate our revolving credit agreement. Prior to that, our revolving credit agreement provided for borrowings up to $500 million. Borrowings under the credit agreement were capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit agreement), plus 85 percent of credit card receivables; or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit agreement), plus 85 percent of credit card receivables. The credit agreement provided for increased seasonal borrowing capacity of up to $100 million from October 15 through December 15 and contained an accordion feature that allowed us to permanently increase the facility size in $25 million increments up to an additional $100 million, subject to approval by our lenders and certain other requirements. We were also required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.

  Amended and Restated Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders. The Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011. The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million. Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables. On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent. The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements. The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets. At July 31, 2010, we had borrowing availability under the Revolving Credit Agreement of $241.7 million.

        Based on the most recent inventory appraisal performed as of June 2010, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph. For the period of September 2010 through March 2011 monthly borrowing rates calculated from the cost of eligible inventory are as follows: 65 percent for September 2010 and for the period of October 2010 through December 2010 ranging from 72 percent to 73 percent. Monthly borrowing rates for the period January 2011 through July 2011 calculated from the cost of eligible inventory are projected to range from 58 percent to 60 percent.

        Borrowings under the extended tranche bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points). Borrowings under the non-extending tranche bear interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement). We are required to pay a quarterly unused commitment fee for the extended tranche of 50 basis points and a quarterly unused commitment fee for the non-extending tranche ranging from 20 to 25 basis points, each based on the preceding quarter's unused commitment.

        We are required to maintain excess availability (as defined in the Revolving Credit Agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011. In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.

        We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million. The debt issuance costs will be amortized to interest expense on a straight line basis over the life of the Revolving Credit Agreement. The amortization of the debt issuance costs will increase interest expense by approximately $3 million in fiscal year 2011.

        On September 24, 2010, we received a waiver and consent from the lenders under the Amended and Restated Revolving Credit Agreement permitting the amendments to our Term Loan and the related payments to Z Investment Holdings, LLC (see below for additional details).

  Senior Secured Term Loan

        On September 24, 2010, we amended our Term Loan with Z Investment Holdings, LLC (see additional details below under the heading First Amendment to the Senior Secured Term Loan). The following information relates to the Term Loan prior to the amendment.

        On May 10, 2010, we entered into a $150 million Term Loan and a Warrant and Registration Rights Agreement (see below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets and a second priority security interest on merchandise inventory, credit card receivables and certain other assets. The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.

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

        The Term Loan contains various covenants, as defined in the agreement, including maintenance of minimum consolidated EBITDA thresholds, maintaining minimum store contribution thresholds for Zale Canada, as defined, and Piercing Pagoda and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. The minimum consolidated EBITDA threshold for the twelve months ending July 31, 2011 is $10 million. The minimum store contribution threshold for the twelve month period ending July 31, 2011 for Zale Canada and Piercing Pagoda is CAD $30 million and $20 million, respectively. The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

        We incurred debt issuance costs associated with the Term Loan totaling approximately $13 million, $1.7 million of which was attributable to the warrants (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance. The remaining $11.3 million of debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense using the effective interest method over the life of the loan.

        On May 10, 2010, we acknowledged the terms of an intercreditor agreement (the "Intercreditor Agreement") between Bank of America N.A., as agent under the Revolving Credit Agreement, and Z Investment Holdings, LLC, as agent under the Term Loan. Under the Intercreditor Agreement, Z Investment Holdings, LLC, may request Bank of America to establish a reserve equal to two and one-half percent of the borrowing base, as defined in the Revolving Credit Agreement, if the excess availability is less than $75 million at any time, thereby reducing the amount we can borrow. In addition, the Intercreditor Agreement restricts changes that can be made to certain terms and covenants under the Term Loan.

  First Amendment to the Senior Secured Term Loan

        On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC. The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010. As a result, all future interest payments will be made in cash. In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee. The outstanding balance of the Term Loan after the amendment totaled $140.5 million.

        In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value. As a result, we will record a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011. The charge consists of $20.3 million related to the unamortized discount associated with the Warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

  Warrant and Registration Rights Agreement

        In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the

"Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance. The Warrants, which are currently exercisable and which expire seven years after issuance, represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan. The discount is being amortized into interest expense over the life of the loan using the effective interest method. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants will be charged to interest expense during the first quarter of fiscal year 2011.

  Private Label Credit Card Programs

        On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement with TDFS to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year. Our customers use our private label credit card to pay for approximately 24 percent of purchases in Canada.

        On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010. The MSA will automatically renew for successive two year periods, unless either party notifies the other in writing of its intent not to renew. In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve month period are less than $315 million or if net card sales during a twelve month period decrease by 20 percent or more from the prior twelve month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio under certain circumstances. Our customers use our private label credit card to pay for approximately 40 percent of purchases in the U.S.

        Our previous U.S. agreement with Citibank required us to maintain a minimum volume of credit sales that we did not meet. As a result, Citibank could have terminated the agreement after providing 180 days written notice, unless we paid Citibank merchant fees associated with the shortfall to the minimum volume of credit sales. We retained the right under the agreement with Citibank to not pay the fees and change service providers. As a result, the fees did not represent a contractual obligation prior to our decision to pay the additional amounts on June 15, 2010. The decision to pay the fee was made to allow sufficient time to negotiate the terms of an agreement with Citibank and consider proposals from other service providers without disrupting the upcoming holiday season. As a result of our decision, we recorded a charge totaling $5.8 million during the fourth quarter of fiscal year 2010.

  Lease Terminations

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation ("Finlay"). As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. The maximum potential liability for base rent payments under the remaining six leases totaled approximately $13 million as of July 31, 2010. As of October 12, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the lease obligations for two of the remaining six leases, including obligations with respect to common area maintenance and other charges. Base rents for the remaining leases totaled approximately $8.0 million as of July 31, 2010. Settlements with respect to the obligations for the remaining locations are still under negotiation. As of July 31, 2010, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $5.6 million. During fiscal year 2010, we made payments totaling $15.4 million. In addition, the lease reserve was reduced by $2.1 million as a result of settlements with landlords and changes in assumptions used to calculate the reserve.

        During fiscal 2010 and 2009, we recorded lease termination charges related to certain store closures primarily in our Fine Jewelry segment. As of July 31, 2010, the remaining lease reserve associated with the store closures totaled $5.1 million. During fiscal year 2010, we made payments totaling $18.6 million and incurred additional charges of $3.4 million related to the store closures.

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

Capital Growth

        During fiscal year 2010, we invested approximately $2.4 million in capital expenditures to open six new stores in the Fine Jewelry segment. We invested approximately $7.6 million to remodel, relocate and refurbish eleven stores in our Fine Jewelry segment. We also invested $4.7 million in infrastructure, primarily related to our information technology and our distribution centers. We anticipate investing approximately $15 million to $20 million in capital expenditures in fiscal year 2011, including $10 million to remodel and refurbish existing stores in our Fine Jewelry segment and approximately $7 million in capital investments related to information technology infrastructure and support operations.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2010 is presented in the following table (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt	$317	$11	$—	$306	$—	$—
Interest on Senior Secured Term Loan(a)	100	21	42	37	—	—
Operating leases(b)	810	180	284	189	157	—
Operations services agreement(c)	44	7	15	15	7	—
Other long-term liabilities(d)	5	—	—	—	—	5

Total	$1,276	$219	$341	$547	$164	$5

(a)
The Senior Secured Term Loan requires fixed quarterly interest payments of 15 percent on the outstanding principal balance. This amount does not reflect any interest related to the revolving credit agreement, which would be based on the current effective rate, which was 1.8 percent as of July 31, 2010, and assumes no prepayments. In fiscal year 2010, we paid $6.9 million of interest related to our revolving credit agreement.

(b)
Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Excluded from our operating lease commitments are amounts related to real estate taxes, insurance, common area maintenance fees and merchant association dues. Such amounts were approximately 23 percent of base rentals for the year ended July 31, 2010.

(c)
Operations services agreement is with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and e-commerce hosting.

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

Recent Accounting Pronouncement

        Effective August 1, 2009, we adopted Statement of Financial Accounting Standard ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"), effective for our fiscal quarter ended October 31, 2009. SFAS 168 established the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") as the single source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Although SFAS 168 does not change GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the ASC: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions; SFAS 166, Accounting for Transfers of Financial Assets; SFAS 167, Amendments to FASB Interpretation No. 46R; and SFAS 168.

        In April 2009, the FASB issued accounting standards under ASC Topic 825, Financial Instruments, which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. We adopted this standard effective August 1, 2009.

        In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"), which is effective for the first reporting period (including interim periods) following issuance. ASU 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. We adopted this standard effective November 1, 2009.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

        In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of July 31, 2010.

Inflation

        In management's opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented. Although currently not material, recent increases in gold prices have negatively affected the cost of merchandise inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to gold and diamond costs, are primary components in determining our last-in, first-out inventory and was approximately three percent during fiscal year 2010. There is no assurance that inflation will not materially affect us in the future.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2010, approximately four percent and 14 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. This inventory is valued at the weighted average cost of the items.

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

        We also reduce our inventory valuation for discontinued, slow-moving and damaged inventory. This write-down of inventory is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management, or if management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

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

        Goodwill.    In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 22 percent and 63 percent, respectively, to be considered for impairment. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 93 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers lifetime warranties on certain products that cover sizing and breakage, with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranty is recognized on a straight-line basis over a five-year period. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

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

        Other Reserves.    We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies. In addition, from time to time we close stores prior to the expiration of the lease term which requires us to record reserves associated with the leases based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. If our estimates and assumptions used to record these charges change, we may be required to record additional charges.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2010 of $26 million.

        Our Senior Secured Term Loan bears interest at a fixed rate of 15 percent and would not be affected by interest rate changes. Future and existing borrowings under our revolving credit agreement would be affected by interest rate changes. As of July 31, 2010, we had borrowings of $165.0 million under our revolving credit agreement. A one percent increase in the interest rate would increase annual interest expense by approximately $1.7 million. Both agreements were executed in May 2010. Accordingly, the outstanding principal for these debt instruments approximated fair value as of July 31, 2010.

        Commodity Risk.    We principally address commodity risk through retail price point adjustments and have, from time to time, purchased forward contracts for gold and silver. As of July 31, 2010, we do not have any forward contracts for gold or silver.

        Foreign Currency Risk.    We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated. However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows. During the fiscal year ended July 31, 2010, the average Canadian currency rate appreciated by approximately 12 percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the Canadian dollar resulted in a $27.9 million increase in reported revenues compared to fiscal year 2009, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of the depreciation of the Canadian dollar we recorded losses associated with the settlement of Canadian accounts payable totaling $2.8 million during the fiscal year ended July 31, 2010 compared to losses of $7.6 million during the same period in the prior year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 39 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-32. We incorporate these consolidated financial statements in this document by reference.

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

Changes in Internal Control over Financial Reporting

        As reported in our Annual Report on Form 10-K for the year ended July 31, 2009, we determined that there were control deficiencies that constituted material weaknesses related to certain account reconciliations and the segregation of duties and oversight with respect to our advertising programs. To remediate these deficiencies, we implemented the following changes in internal control over financial reporting during the fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  A third party internal audit firm was engaged in December 2009 to expand the scope of existing internal audit activities and to assist in evaluating internal controls.

  •
  With the assistance of our internal auditors, we reviewed our internal controls, policies and procedures relating to the areas where material weaknesses were identified. As a result, we improved our controls and procedures with respect to the review and approval of invoices and improved our policies related to supporting documentation required to be included with account reconciliations and other transactions.

  •
  We supplemented staffing levels in finance to provide adequate segregation of duties and increase the level of experience.

  •
  We enhanced training programs with respect to the policies, procedures and controls related to all account reconciliations.

        We have completed all of the actions necessary to remediate the material weaknesses in internal control over financial reporting and have tested the controls for effectiveness.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Other Corporate Governance Policies-Risk Management Related to Compensation Policies and Practices" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 39 for a listing of all financial statement documents included on pages F-1 through F-32.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	June 20, 2008 Form 8-K, Exhibit 3.1
4.1	Amended and Restated Credit Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.5
4.2a	Credit Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.6
4.2b	First Amendment to Credit Agreement, dated as of September 24, 2010	Filed herewith
4.3	Warrant and Registration Rights Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.7
4.4a	Intercreditor Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.8
4.4b	First Amendment to Intercreditor Agreement, dated as of September 24, 2010	Filed herewith
10.1*	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement	July 31, 2009 Form 10-K, Exhibit 10.2
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4b
10.4c*	Form of Non-qualified Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4c
10.4d*	Form of Restricted Stock Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4d
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4e
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4f
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Non-Employee Director Equity Compensation Plan	November 24, 2008 Form 8-K, Exhibit 10.1
10.6b*	Amendment to Zale Corporation Non-Employee Director Equity Compensation Plan	December 24, 2009 Form 8-K, Exhibit 10.1
10.6c*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.6d*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.6e*	Form of Restricted Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.2
10.6f*	Form of Deferred Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.3
10.7*	Form of Amended and Restated Employment Security Agreement with Executive Vice Presidents	December 24, 2008 Form 8-K, Exhibit 10.2
10.8*	Form of Employment Security Agreement for Corporate Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.9*	Form of Employment Security Agreement for Brand Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.10a*	Offer Letter to Theo Killion	January 29, 2008 Form 8-K, Exhibit 10.1
10.10b*	Offer Letter to Theo Killion	Filed herewith
10.11*	Employment Security Agreement with Matthew W. Appel	April 30, 2009 Form 10-Q, Exhibit 10.2
10.12*	Offer Letter to Richard Lennox	Filed herewith
10.13*	Separation and Release Agreement with William Acevedo	February 12, 2010 Form 8-K, Exhibit 10.3
10.14a*	Amended and Restated Employment Agreement with Neal Goldberg	December 24, 2008 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.14b*	Separation and Release Agreement with Neal Goldberg	February 12, 2010 Form 8-K, Exhibit 10.4
10.15*	Separation and Release Agreement with Mary Kwan	Filed herewith
10.16*	Base Salaries and Target Bonus for the Named Executives Officers	Filed herewith
10.17*	Zale Corporation Bonus Plan	July 31, 2008 Form 10-K, Exhibit 10.8
10.18a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.18b	First Amendment to Lease Agreement for Corporate Headquarter	July 31, 1996 Form 10-K, Exhibit 10.11a
10.18c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.19	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 2006 Form 10-K, Exhibit 10.18
10.20	Private Label Credit Card Program Agreement	May 12, 2010 Form 8-K, Exhibit 10.1
14	Code of Business Conduct and Ethics	July 31, 2009 Form 10-K, Exhibit 14
21	Subsidiaries of the Registrant	July 31, 2007 Form 10-K, Exhibit 21
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K Exhibit 99.3

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-3.

/s/ THEO KILLION Theo Killion Chief Executive Officer October 12, 2010	/s/ MATTHEW W. APPEL Matthew W. Appel Executive Vice President and Chief Financial Officer October 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 12, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zale Corporation and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operation, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2010 of Zale Corporation and our report dated October 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 12, 2010

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2010	2009	2008
Revenues	$1,616,305	$1,779,744	$2,138,041

Cost and expenses:
Cost of sales	802,172	948,572	1,089,553
Selling, general and administrative	846,205	934,249	991,772
Depreciation and amortization	50,005	58,947	60,244
Other charges (gains)	33,370	46,940	(10,700)

Operating (loss) earnings	(115,447)	(208,964)	7,172
Interest expense	15,657	10,399	12,364
Other gains	(6,564)	—	(3,500)

Loss before income taxes	(124,540)	(219,363)	(1,692)
Income tax (benefit) expense	(28,750)	(53,015)	4,761

Loss from continuing operations	(95,790)	(166,348)	(6,453)
Earnings (loss) from discontinued
operations, net of taxes	2,118	(23,155)	7,084

Net (loss) earnings	$(93,672)	$(189,503)	$631

Basic net (loss) earnings per common share:
Loss from continuing operations	$(2.99)	$(5.21)	$(0.15)
Earnings (loss) from discontinued operations	0.07	(0.73)	0.16

Net (loss) earnings per share	$(2.92)	$(5.94)	$0.01

Diluted net (loss) earnings per common share:
Loss from continuing operations	$(2.99)	$(5.21)	$(0.15)
Earnings (loss) from discontinued operations	0.07	(0.73)	0.16

Net (loss) earnings per share	$(2.92)	$(5.94)	$0.01

Weighted average number of common shares outstanding:
Basic	32,062	31,899	42,361
Diluted	32,062	31,899	42,476

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31, 2010	July 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$26,235	$24,987
Merchandise inventories	703,115	740,257
Other current assets	41,964	51,973

Total current assets	771,314	817,217

Property and equipment, net	173,359	238,138
Goodwill	98,388	94,605
Other assets	52,668	29,480
Deferred tax asset	64,652	51,532

Total assets	$1,160,381	$1,230,972

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable and accrued liabilities	$317,922	$309,949
Deferred tax liability	59,136	46,383
Current portion of long-term debt	11,250	—

Total current liabilities	388,308	356,332

Long-term debt, less current portion	284,684	310,500
Other liabilities	179,369	190,347
Commitments and contingencies
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 shares issued; 32,107 and 31,969 shares outstanding at July 31, 2010 and 2009, respectively	488	488
Additional paid-in capital	160,645	147,348
Accumulated other comprehensive income	48,440	37,307
Accumulated earnings	564,010	657,682

	773,583	842,825
Treasury stock, at cost, 22,625 and 22,763 shares at July 31, 2010 and 2009, respectively	(465,563)	(469,032)

Total stockholders' investment	308,020	373,793

Total liabilities and stockholders' investment	$1,160,381	$1,230,972

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net (loss) earnings	$(93,672)	$(189,503)	$631
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	50,005	58,947	60,244
Deferred taxes	39	(61,014)	(14,573)
Loss on retirements of property and equipment	1,005	2,663	3,477
Impairment of property and equipment	29,944	23,786	1,902
Amortization of debt issuance costs	3,380	684	683
Gain on warrants	(8,315)	—	—
Goodwill impairment	—	5,020	—
Stock-based compensation	3,865	5,713	4,406
Change in vacation policy	—	—	(12,609)
(Earnings) loss from discontinued operations	(2,118)	23,155	(7,084)
Conversion of paid in kind interest to Senior Secured Term Loan	1,703	—	—
Changes in assets and liabilities:
Merchandise inventories	42,374	53,184	71,137
Other current assets	10,103	53,759	(1,298)
Other assets	2,071	2,807	2,505
Accounts payable and accrued liabilities	24,226	1,583	(34,496)
Other liabilities	(12,288)	21,911	59,623

Net cash provided by operating activities	52,322	2,695	134,548

Cash Flows From Investing Activities:
Payments for property and equipment	(14,650)	(28,357)	(85,137)
Purchase of available-for-sale investments	(2,959)	(22,721)	(10,448)
Proceeds from sales of available-for-sale investments	2,409	25,779	8,251

Net cash used in investing activities	(15,200)	(25,299)	(87,334)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	4,465,100	5,107,150	3,630,800
Payments on revolving credit agreement	(4,610,600)	(5,122,955)	(3,531,801)
Proceeds from Senior Secured Term Loan	150,000	—	—
Debt issuance costs	(25,523)	—	—
Proceeds from exercise of stock options	—	6,211	1,992
Excess tax benefit on stock options exercised	—	158	53
Purchase of common stock	—	—	(326,694)

Net cash used in financing activities	(21,023)	(9,436)	(225,650)

Cash Flows From Discontinued Operations:
Net cash used in operating activities of discontinued operations	(15,395)	—	(21,593)
Net cash provided by investing activities of discontinued operations	—	—	225,052

Net cash (used in) provided by discontinued operations	(15,395)	—	203,459

Effect of exchange rate changes on cash	544	(4,315)	161
Net change in cash and cash equivalents	1,248	(36,355)	25,184
Cash and cash equivalents at beginning of period	24,987	61,342	36,158

Cash and cash equivalents at end of period	$26,235	$24,987	$61,342

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2007	49,053	$487	$138,036	$45,939	$845,952	$(150,000)	$880,414
Net earnings	—	—	—	—	631	—	631
Unrealized gain on securities	—	—	—	741	—	—	741
Cumulative translation adjustment	—	—	—	4,356	—	—	4,356

Comprehensive income							5,728

Adjustment to initially apply ASC 740	—	—	—	—	602	—	602
Issuance of common stock	101	1	1,991	—	—	—	1,992
Tax benefit from exercise of stock options	—	—	23	—	—	—	23
Purchase of common stock	(17,553)	—	—	—	—	(326,694)	(326,694)
Stock-based compensation	11	—	4,406	—	—	—	4,406

Balances at July 31, 2008	31,612	488	144,456	51,036	847,185	(476,694)	566,471
Net loss	—	—	—	—	(189,503)	—	(189,503)
Unrealized gain on securities	—	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(13,810)	—	—	(13,810)

Comprehensive loss							(203,232)

Issuance of common stock	357	—	(1,604)	—	—	7,662	6,058
Tax benefit from exercise of stock options	—	—	(1,217)	—	—	—	(1,217)
Stock-based compensation	—	—	5,713	—	—	—	5,713

Balances at July 31, 2009	31,969	488	147,348	37,307	657,682	(469,032)	373,793
Net loss	—	—	—	—	(93,672)	—	(93,672)
Unrealized gain on securities	—	—	—	1,023	—	—	1,023
Cumulative translation adjustment	—	—	—	10,110	—	—	10,110

Comprehensive loss							(82,539)

Fair value of warrants issued in connection with the Senior Secured Term Loan	—	—	13,036	—	—	—	13,036
Issuance of common stock	138	—	(3,604)	—	—	3,469	(135)
Stock-based compensation	—	—	3,865	—	—	—	3,865

Balances at July 31, 2010	32,107	$488	$160,645	$48,440	$564,010	$(465,563)	$308,020

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2010, we operated 1,218 specialty retail jewelry stores and 672 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. Our Fine Jewelry segment is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. Certain brands in the Fine Jewelry segment have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com and www.gordonsjewelers.com.

        The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. In May 2010, we expanded our presence in the Kiosk Jewelry segment through our e-commerce site, www.pagoda.com.

        The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

        The accompanying consolidated financial statements and related notes are for the twelve month fiscal periods ended July 31, 2010 and 2009. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the first-in, first-out ("FIFO") retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2010, approximately four percent and 14 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. These inventories are valued at the weighted average cost of those items. The LIFO charge was $5.7 million, $1.0 million and $2.4 million for the years ended July 31, 2010, 2009 and 2008, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $18.9 million and $13.2 million at July 31, 2010 and 2009, respectively. Domestic inventories on a FIFO basis were $606.4 million and $652.9 million at July 31, 2010 and 2009, respectively. Our Canadian inventory accounted for on the FIFO retail method was approximately $115.6 million and $100.6 million at July 31, 2010 and 2009, respectively.

        Consignment inventory and the related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $81.1 million and $71.5 million of consignment inventory on hand at July 31, 2010 and 2009, respectively.

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

        Goodwill.    In accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments. See Note 4 for additional disclosures related to goodwill.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 93 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. We offer our customers lifetime warranties on certain products that cover sizing and breakage, with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranty is recognized on a straight-line basis over a five-year period. Revenues also include premiums from our insurance businesses, principally related to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        In connection with the sale of our customer receivables in fiscal year 2000, we entered into a 10-year merchant services agreement whereby Citibank, N.A. issues private label credit cards branded with appropriate Company trademarks. We received a $41.8 million incentive for entering into the agreement that is being recognized ratably over 10 years. The remaining $4.2 million incentive balance as of July 31, 2009 was recognized as revenue during fiscal year 2010.

        Cost of Sales.    Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying, costs of insurance operations and general corporate overhead expenses.

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

        Stock-Based Compensation.    Stock-based compensation is accounted for under ASC 718, Compensation—Stock Compensation, which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. Stock-based compensation expense for fiscal years 2010, 2009 and 2008 includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of July 31, 2006.

        Preferred Stock.    At July 31, 2010 and 2009, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

        Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $11.6 million, $11.3 million and $12.4 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. These insurance premiums are included in revenues in the accompanying consolidated statements of operations.

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

        Advertising Expenses.    Advertising is generally expensed when the advertisement is utilized and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $75.8 million, $87.9 million and $96.3 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively, net of amounts contributed by vendors. The amounts of prepaid advertising at July 31, 2010 and 2009 were $0.8 million and $0.9 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $0.5 million, $5.9 million and $4.3 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Vendor allowances included in cost of sales totaled $3.6 million and $1.3 million for the years ended July 31, 2010 and 2009, respectively. There were no vendor allowances included in cost of sales for the year ended July 31, 2008.

        Income Taxes.    Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

        Effective August 1, 2007, we adopted the provisions for evaluating uncertainties under ASC 740. As a result of the adoption of ASC 740 in the first quarter of fiscal year 2008, we recognized a decrease of $0.6 million in the liability for unrecognized tax benefits, net of the federal deferred tax benefit, with a corresponding increase to accumulated earnings.

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

        During the fiscal year ended July 31, 2010, the average Canadian currency rate appreciated by approximately 12 percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the Canadian dollar resulted in a $27.9 million increase in reported revenues compared to fiscal year 2009, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of the appreciation in the Canadian dollar, we recorded gains associated with the settlement of Canadian accounts payable totaling $2.8 million during the fiscal year ended July 31, 2010 compared to losses of $7.6 million during the same period in the prior year.

        Earnings Per Common Share.    Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the Senior Secured Term Loan determined using the treasury stock method. There were antidilutive stock options of 2.6 million as of July 31, 2010 and 2009. There were antidilutive warrants of 11.1 million as of July 31, 2010.

        We incurred a net loss of $93.7 million and $189.5 million for the years ended July 31, 2010 and 2009, respectively. A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the basic and dilutive losses per common share are the same for those fiscal years.

        Fair Value Measurements.    In September 2006, the Financial Accounting Standards Board issued ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

        ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

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

        Our revolving credit agreement and Senior Secured Term Loan were executed in May 2010. Accordingly, the outstanding principal for these debt instruments approximated fair value as of July 31, 2010.

        We utilize fair value techniques to evaluate the need for potential impairment losses related to goodwill pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. We calculate estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital was estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. The terminal value used in the goodwill analysis was determined based on estimates of long-term inflation expectations.

        We calculate the estimated fair value of the closed store reserve using Level 3 inputs, including the present value of the remaining lease rentals and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management's judgment related to the risk associated with the operations of the stores. The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated.

        In May 2010, we issued 11.1 million warrants in connection with our Senior Secured Term Loan. The fair value of the warrants was estimated using the Black-Scholes option pricing model using Level 2 inputs. The assumptions used in the option pricing model include expected volatility of 80 percent, a risk-free interest rate of 2.9 percent and an expected life of seven years. Expected volatility and expected life of the warrants are based on historical experience. The risk-free interest rate is based on the yield of a seven year U.S. Treasury zero coupon note.

        The investments of our insurance subsidiaries, primarily stocks and bonds, are accounted for as available-for-sale securities and are reflected in other assets in the accompanying consolidated balance sheets. The fair values of these instruments as of July 31, 2010 and 2009 were approximately $26 million and $25 million, respectively, and are based on quoted market prices in an active market, a Level 1 measurement in the fair value hierarchy (see Note 6 for additional information related to our investments).

        Concentrations of Business and Credit Risk.    During fiscal year 2010, we purchased approximately 20 percent of our finished merchandise from five vendors with no single vendor exceeding six percent, compared to approximately 12 percent in the same period of the prior year. In fiscal years 2010 and 2009, approximately 12 percent and 16 percent, respectively, of our merchandise requirements were assembled by our internal manufacturing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2010 and 2009, we had no significant concentrations of credit risk.

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

        Reclassifications.    Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to our fiscal year 2010 presentation. In the consolidated statement of operations for fiscal year 2009, we recorded lease termination charges totaling $23.2 million related to the Bailey Banks & Biddle brand that was sold in November 2007. In our fiscal year 2009 Form 10-K, this amount was included in "Other charges (gains)" and "Loss from continuing operations." In our fiscal year 2010 Form 10-K, we have reclassified the $23.2 million charge in our consolidated statement of operations to "Earnings (loss) from discontinued operations" and have adjusted "Earnings (loss) from discontinued operations" and "Accounts payable and accrued liabilities" in the consolidated statement of cash flows for fiscal year 2009 in order to correct the presentation in accordance with ASC 205-20, Discontinued Operations. The reclassifications to the fiscal year 2009 presentation are reflected in our fiscal year 2010 Form 10-K based on the determination that they were not material to our consolidated financial statements and disclosures. These reclassifications have no net impact on "Net loss" or "Net cash provided by operating activities" as reported for fiscal year 2009.

2. OTHER CURRENT ASSETS

        Our other current assets consist of the following (in thousands):

	Year Ended July 31,
	2010	2009
Prepaid rent	$20,083	$20,824
Vendor returns and deposits	4,767	9,232
Tax receivable	8,622	12,477
Other	8,492	9,440

	$41,964	$51,973

3. PROPERTY AND EQUIPMENT, NET

        Our property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2010	2009
Building and leasehold improvements	$232,079	$229,123
Furniture and fixtures	448,440	447,314
Construction in progress	13,256	14,312

	693,775	690,749
Less accumulated depreciation and amortization	(520,416)	(452,611)

	$173,359	$238,138

4. GOODWILL

        In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. As a result of the decline in our sales, we concluded that an interim impairment test was necessary and performed the test as of June 30, 2010. Based on the test results, we concluded that no impairment was necessary for the $79.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the test, the fair value of Peoples Jewellers and Piercing Pagoda would have to decline by more than 22 percent and 63 percent, respectively, to be considered for potential impairment. The key assumptions used to determine the fair value of our reporting units include: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent; and (3) discount rates of 17 percent to 20 percent based on our weighted average cost of capital adjusted for risks associated with the operations of each reporting unit. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

        Based on the test results performed in fiscal year 2009, we fully impaired goodwill totaling $5.0 million related to a reporting unit in the Fine Jewelry segment. The charge is included in other charges (gains) in the consolidated statements of operations.

        As of July 31, 2010, our market capitalization was below carrying value. While we considered the market capitalization decline in our evaluation of fair value, we determined it did not impact the overall goodwill impairment analysis as we believe the decline in our market capitalization is primarily the result of concerns about our sales, profitability and liquidity.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended July 31,
	2010	2009
Goodwill, beginning of period	$94,605	$103,685
Impairment charges	—	(5,020)
Foreign currency adjustments	3,783	(4,060)

Goodwill, end of period	$98,388	$94,605

5. OTHER ASSETS

        Our other assets consist of the following (in thousands):

	Year Ended July 31,
	2010	2009
Debt issuance costs	$22,773	$1,420
Investments in debt and equity securities	26,346	24,842
Other	3,549	3,218

	$52,668	$29,480

6. INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All investments are classified as available-for-sale. All long-term debt securities outstanding at July 31, 2010 will contractually mature within 1 to 22 years.

        Our investments consist of the following (in thousands):

	July 31, 2010		July 31, 2009
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$18,212	$19,530	$17,673	$18,354
Corporate bonds and notes	2,641	2,835	3,355	3,500
Corporate equity securities	4,086	3,981	3,431	2,988

	$24,939	$26,346	$24,459	$24,842

        At July 31, 2010 and 2009, the carrying value of investments included a net unrealized gain of $1.4 million and $0.4 million, respectively, which are included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during fiscal year 2010. The net realized gain totaled $0.4 million in fiscal year 2009. Investments with a carrying value of $7.6 million and $7.7 million were on deposit with various state insurance departments at July 31, 2010 and 2009, respectively, as required by law.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Our accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2010	2009
Accounts payable	$157,189	$124,435
Accrued payroll	7,668	7,444
Accrued taxes	15,003	17,118
Warranty deferred revenue	78,141	60,164
Accrued rent	8,786	7,577
Bailey Banks & Biddle lease reserve	5,642	23,155
Store closure reserve	5,135	20,309
Other	40,358	49,747

	$317,922	$309,949

8. LONG-TERM DEBT

        Our long-term debt consists of the following (in thousands):

	Year Ended July 31,
	2010	2009
Revolving credit agreement	$165,000	$310,500
Senior Secured Term Loan	151,703	—

	316,703	310,500
Less current portion of long-term debt	(11,250)	—
Less unamortized discount on Senior Secured Term Loan	(20,769)	—

	$284,684	$310,500

        On May 10, 2010, we amended and restated our revolving credit agreement and executed a $150 million Senior Secured Term Loan and associated Warrant and Registration Rights Agreement. The terms of each agreement are discussed below.

  Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate our revolving credit agreement. Prior to that, our revolving credit agreement provided for borrowings up to $500 million. Borrowings under the credit agreement were capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (minus certain reserves that may be established under the credit agreement), plus 85 percent of credit card receivables; or (2) 90 percent of the appraised liquidation value of eligible inventory (minus certain reserves that may be established under the credit agreement), plus 85 percent of credit card receivables. The credit agreement provided for increased seasonal borrowing capacity of up to $100 million from October 15 through December 15 and contained an accordion feature that allowed us to permanently increase the credit agreement size in $25 million increments up to an additional $100 million, subject to approval by our lenders and certain other requirements. We were also required to maintain $50 million of borrowing availability or satisfy a minimum fixed charge coverage ratio of 1.1:1.0 for an applicable 12 month reference period.

  Amended and Restated Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders. The Amended and Restated

Revolving Credit Agreement (the "Revolving Credit Agreement") consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011. The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million. Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables. On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent. The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements. The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets. At July 31, 2010, we had borrowing availability under the Revolving Credit Agreement of $241.7 million.

        Borrowings under the extended tranche bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points). Borrowings under the non-extending tranche bear interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement). We are required to pay a quarterly unused commitment fee for the extended tranche of 50 basis points and a quarterly unused commitment fee for the non-extending tranche ranging from 20 to 25 basis points, each based on the preceding quarter's unused commitment.

        We are required to maintain excess availability (as defined in the Revolving Credit Agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011. In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.

        We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet as of July 31, 2010 and will be amortized to interest expense on a straight line basis over the four year life of the Revolving Credit Agreement.

        On September 24, 2010, we received a waiver and consent from the lenders under the Amended and Restated Revolving Credit Agreement permitting the amendments to our Senior Secured Term Loan and the related payments to Z Investment Holdings, LLC (see below for additional details).

  Senior Secured Term Loan

        On September 24, 2010, we amended our Senior Secured Term Loan (the "Term Loan") with Z Investment Holdings, LLC (see additional details below under the heading First Amendment to the Senior Secured Term Loan). The following information relates to the Term Loan prior to the amendment.

        On May 10, 2010, we entered into a $150 million Term Loan and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.

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

        The Term Loan bears interest at 15 percent payable on a quarterly basis. We can elect to pay all interest in cash or defer up to one-third of the interest by adding it to the principal balance of the loan. We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year. For the fiscal year ended July 31, 2010, we elected to defer $1.7 million of interest.

        The Term Loan contains various covenants, as defined in the agreement, including maintenance of minimum consolidated EBITDA thresholds, maintaining minimum store contribution thresholds for Zale Canada, as defined, and Piercing Pagoda and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. The minimum consolidated EBITDA threshold for the twelve months ending July 31, 2011 is $10 million. The minimum store contribution threshold for the twelve month period ending July 31, 2011 for Zale Canada and Piercing Pagoda is CAD $30 million and $20 million, respectively. The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

        We incurred debt issuance costs associated with the Term Loan totaling approximately $13 million, $1.7 million of which was attributable to the warrants (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance. The remaining $11.3 million of debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense using the effective interest method over the life of the loan.

        On May 10, 2010, we acknowledged the terms of an intercreditor agreement (the "Intercreditor Agreement") between Bank of America N.A, as agent under the Revolving Credit Agreement, and Z Investment Holdings, LLC, as agent under the Term Loan. Under the Intercreditor Agreement, Z Investment Holdings, LLC, may request Bank of America N.A. to establish a reserve equal to two and one-half percent of the borrowing base, as defined in the Revolving Credit Agreement, if the excess availability is less than $75 million at any time, thereby reducing the amount we can borrow under the Revolving Credit Agreement. In addition, the Intercreditor Agreement restricts changes that can be made to certain terms and covenants under the Term Loan.

  First Amendment to the Senior Secured Term Loan

        On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC. The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010. As a result, all future interest payments will be made in cash. In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee. The outstanding balance of the Term Loan after the amendment totaled $140.5 million.

        In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value. As a result, we will record a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011. The charge consists of $20.3 million related to the unamortized discount associated with the Warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

  Warrant and Registration Rights Agreement

        In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance. The Warrants, which are currently exercisable and which expire seven years after issuance, represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan. The discount is being amortized to interest expense over the life of the loan using the effective interest method. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. Debt issuance costs attributable to the Warrants totaling $1.7 million was expensed on the date of issuance. As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants will be charged to interest expense during the first quarter of fiscal year 2011.

        The fair value of the Warrants was estimated using the Black-Scholes option pricing model. The assumptions used in the option pricing model include expected volatility of 80 percent, a risk-free interest rate of 2.9 percent and an expected life of seven years. Expected volatility and expected life of the Warrants are based on historical experience. The risk-free interest rate is based on the yield of a seven year U.S. Treasury zero coupon note.

        Future maturities of long-term debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended July 31:
2011	$11,250
2012	—
2013	—
2014	165,000
2015	140,453
Thereafter	—

$316,703

        Interest paid under the Revolving Credit Agreement during fiscal years 2010 and 2009 was $7.4 million and $11.0 million, respectively. Interest paid under the Term Loan during fiscal years 2010 was $3.4 million.

9. OTHER LIABILITIES

        Our other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2010	2009
Long-term straight-line rent	$33,182	$34,543
Long-term warranty deferred revenue	140,740	150,016
Insurance reserves	5,447	5,788

	$179,369	$190,347

10. LEASE TERMINATIONS

        During fiscal years 2010 and 2009, we recorded lease termination charges related to the Bailey Banks & Biddle lease obligations discussed below and certain store closures primarily in our Fine Jewelry segment. The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement. If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases. While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation ("Finlay"). As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations (see Note 17 for additional information). The maximum potential liability for base rent payments under the remaining six leases totaled approximately $13 million as of July 31, 2010. As of October 12, 2010, we finalized agreements or reached agreements in principle with the landlords to settle the lease obligations for two of the remaining six leases, including obligations with respect to common area maintenance and other charges. Base rents for the remaining leases totaled approximately $8.0 million as of July 31, 2010. Settlements with respect to the obligations for the remaining locations are still under negotiation.

        The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the year ended July 31, 2010, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$20,309	$23,155	$43,464
Charges and adjustments	3,426	(2,118)	1,308
Payments	(18,600)	(15,395)	(33,995)

End of period	$5,135	$5,642	$10,777

11. OTHER CHARGES (GAINS)

        Our other charges (gains) consist of the following (in thousands):

	Year Ended July 31,
	2010	2009	2008
Store impairments	$29,944	$14,873	$1,909
Store closure charges	3,426	27,047	—
Goodwill impairment	—	5,020	—
Change in vacation policy	—	—	(12,609)

	$33,370	$46,940	$(10,700)

        In fiscal year 2010, we recorded a $29.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $3.4 million charge related to store closures (see Note 10 for additional information related to lease terminations). The impairment charges and store closures were primarily in our Fine Jewelry segment. The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets. The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model. If actual results are not consistent with our cash flow projections, we may be required to record additional impairments. If operating earnings over the remaining lease term for each store included in our impairment test as of July 31, 2010 were to decline by 10 percent, we would be required to record additional impairments of $0.3 million. If operating earnings were to decline by 20 percent, the additional impairments required would increase to $1.3 million.

        In fiscal year 2009, we recorded a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $27.0 million charge related to 119 store closures. The store closure charge consists primarily of estimated lease termination costs of $16.1 million, impairments related to long-lived assets of $8.9 million and severance costs of $1.1 million. The impairment charges and store closures were primarily in our Fine Jewelry segment. The store closures were the result of a strategic decision to close certain underperforming stores not meeting minimum contribution margins. In addition, we recorded a $5.0 million goodwill impairment charge. See Note 10 for additional information related to the store closures and Note 4 for additional information related to the goodwill impairment charge.

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

12. LEASES

        We rent most of our retail space under operating leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. Our store support center lease extends to 2018. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of contractual limits. All existing real estate leases are operating leases. Rent expense from continuing operations is included in SG&A and is as follows (in thousands):

	Year Ended July 31,
	2010	2009	2008
Retail space:
Minimum rentals	$189,655	$202,656	$204,210
Rentals based on sales	2,154	3,297	5,490

	191,809	205,953	209,700
Equipment and corporate headquarters	3,729	2,166	3,431

	$195,538	$208,119	$213,131

        Future minimum lease payments as of July 31, 2010, for all non-cancelable leases were as follows (in thousands):

Year Ended	Minimum Rent Commitments
2011	$179,606
2012	155,596
2013	128,282
2014	104,809
2015	84,303
Thereafter	157,065

$809,661

13. INCOME TAXES

        Currently, we file a consolidated income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2010	2009	2008
Federal income tax benefit at statutory rate	$(43,589)	$(76,763)	$(592)
State income taxes, net of federal benefit	(11,581)	(9,015)	1,345
Tax on repatriation of foreign earnings(a)	12,677	13,912	—
Canadian rate changes(b)	(3,206)	(2,878)	(2,446)
Foreign & U.S. tax credits	—	8,159	(1,319)
Goodwill impairment	—	1,750	—
Expiration of net operating loss carryforwards	(2,675)	—	4,349
Valuation allowance	24,288	12,501	1,904
IRC Section 162m limitation	(472)	776	674
Other	(4,192)	(1,457)	846

Income tax (benefit) expense	$(28,750)	$(53,015)	$4,761

Effective income tax rate	23.1%	24.2%	(281.4)%

(a)
During fiscal year 2009, we revoked our election under ASC 740 to permanently reinvest earnings in our foreign subsidiary, resulting in $12.7 million and $13.9 million in additional tax expense during fiscal years 2010 and 2009, respectively.

(b)
For the last three years, Canada has reduced both its federal and provincial tax rates.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2010	2009	2008
Current income tax (benefit) expense:
Federal	$(32,826)	$520	$2,293
Foreign	4,145	6,830	17,661
State	296	869	701

Total current income tax (benefit) expense	(28,385)	8,219	20,655

Deferred income tax benefit:
Federal	1,104	(60,107)	(11,034)
Foreign	(1,504)	1,296	(5,700)
State	35	(2,423)	840

Total deferred income tax benefit	(365)	(61,234)	(15,894)

	$(28,750)	$(53,015)	$4,761

        Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2010 and 2009, respectively, are as follows (in thousands):

	Year Ended July 31,
	2010	2009
Current deferred taxes:
Assets
Accrued liabilities	$38,117	$44,875
Inventory reserves	12,320	12,088
Net operating loss carryforward	4,894	5,255
Other	62	356

Current deferred tax assets	55,393	62,574

Liabilities
Merchandise inventories, principally due to LIFO reserve	(110,787)	(104,295)
Accrued liabilities	(3,742)	(4,662)

Current deferred tax liabilities, net	$(59,136)	$(46,383)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$68,232	$30,906
Property and equipment	3,178	—
Stock-based compensation	5,456	3,820
Accrued liabilities	52,214	50,081
Investments in subsidiaries	6,467	1,695
Other	3,469	4,841

	139,016	91,343
Valuation allowances	(52,038)	(23,436)

Non-current deferred tax assets	86,978	67,907

Liabilities
Property and equipment	—	(1,144)
State and local taxes	(862)	(38)
Undistributed earnings	(8,310)	—
Goodwill	(12,593)	(12,752)
Other	(561)	(2,441)

Non-current deferred tax assets, net	$64,652	$51,532

        Deferred tax assets, net of valuation allowances, were $142.4 million and $130.5 million at July 31, 2010 and 2009, respectively. Deferred tax liabilities were $136.9 million and $125.3 million at July 31, 2010 and 2009, respectively.

        A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. Our valuation allowances totaled $52.0 million and $23.4 million as of July 31, 2010 and 2009, respectively, and relate to deferred tax assets associated with certain federal, state and foreign net operating loss carryforwards. The valuation allowances were established due to the uncertainty of our ability to utilize the net operating loss carryforwards in the future.

        Deferred tax assets associated with net operating loss carryforwards totaled $73.1 million and $36.2 million as of July 31, 2010 and 2009, respectively. Deferred tax assets associated with foreign tax credits totaled $5.1 million and $0.4 million as of July 31, 2010 and 2009, respectively. The net operating loss carryforwards expire from fiscal year 2011 to fiscal year 2030.

        In fiscal year 2010, we recorded an income tax benefit totaling $33.4 million related to tax refunds associated with net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the "WHBA"). The WHBA, which was enacted in November 2009, includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

        The total amount of unrecognized tax benefits as of July 31, 2010 was $3.9 million, of which $2.6 million would favorably impact the effective tax rate if resolved in our favor. Over the next twelve months, management does not anticipate that the amount of unrecognized tax benefits will be reduced due to our tax position being sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

        A reconciliation of the fiscal year 2010 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2009	$4,732
Additions based on tax positions related to fiscal 2010	384
Additions based on tax positions related to prior years	503
Releases based on tax positions related to prior years	(947)
Settlements with tax authorities	(421)
Expiration of statute of limitations	(314)

Balance at July 31, 2010	$3,937

        We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. We had $2.6 million, $2.7 million and $1.8 million of interest and penalties accrued at July 31, 2010, 2009 and 2008, respectively. During fiscal years 2010 and 2009, we recognized interest expense totaling $0.4 million. During fiscal year 2008, we recognized interest expense totaling $0.6 million.

        Income tax refunds, net of taxes paid, during fiscal year 2010 and 2009 totaled $30.0 million and $6.4 million, respectively. Income taxes paid, net of refunds, for fiscal year 2008 was $1.0 million.

14. STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the Zale Corporation 2003 Stock Incentive Plan and the Non-Employee Director Equity Compensation Plan (collectively, the "Plans"). We are authorized to issue up to 6.3 million shares of our common stock for stock options and restricted stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued from treasury stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $3.9 million, $5.7 million and $4.4 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $1.4 million, $1.0 million and $1.3 million during fiscal years 2010, 2009 and 2008, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to or greater than the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year vesting period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period. As of July 31, 2010, there was $3.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 2.4 years.

        Stock option transactions during fiscal year 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,748,866	$23.18
Granted	1,659,200	3.80
Exercised	—	—
Forfeited	(1,309,650)	11.18
Expired	(496,199)	21.93

Outstanding, end of year	2,602,217	$17.08	7.18	$—

Options exercisable, end of year	1,256,545	$24.99	5.37	$—

        For the years ended July 31, 2009 and 2008, the total intrinsic value of stock options exercised was $1.2 million and $0.4 million, respectively. The weighted average fair values of option grants were $2.51, $7.38 and $6.09 during fiscal years 2010, 2009 and 2008, respectively. The fair value of stock options that vested during fiscal years 2010, 2009 and 2008 was $1.0 million, $1.9 million and $1.6 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Expected volatility	84.5%	41.4%	27.7%
Risk-free interest rate	2.3%	2.7%	3.6%
Expected lives in years	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on the yield of a five-year Treasury Note.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal year 2007 generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal year 2007 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our closing stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. If we fail to meet the specified performance targets, the holder will not receive any shares of common stock, or, if we substantially exceed the targets, the holder may receive up to two hundred percent of the performance-based restricted stock units granted. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received. As of July 31, 2010, there was $1.1 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.5 years.

        Restricted share award transactions during fiscal year 2010 are summarized as follows:

	Number of Restricted Share Awards	Weighted Average Fair Value Per Award
Restricted share awards, beginning of year	440,783	$17.39
Granted	15,000	5.66
Vested	(175,124)	16.63
Forfeited	(143,484)	18.49

Restricted share awards, end of year	137,175	$15.93

15. STOCK REPURCHASE PROGRAM

        During fiscal year 2008, the Board of Directors authorized share repurchases of $350 million. As part of the stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") for $100 million and four Rule 10b5-1 plans (the "10b5-1 Plans"). In November 2007, the counterparty under the ASR delivered 4.3 million shares to us. In April 2008, an additional 1.6 million shares were delivered upon final settlement of the ASR. We also repurchased $226.7 million, or 11.7 million shares, of our common stock under the 10b5-1 Plans and through open market purchases. A total of 17.6 million shares were repurchased during fiscal year 2008 at an average price of $18.59. As of July 31, 2010, we were authorized to repurchase an additional $23.3 million under our stock repurchase program. Our Term Loan contains a $1.0 million limit for repurchase of our common stock in any fiscal year.

16. COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

        The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities	Total Accumulated Other Comprehensive Income
Balance at July 31, 2007	$46,378	$(439)	$45,939
Cumulative translation adjustment	4,356	—	4,356
Unrealized gain on securities	—	791	791
Reclassification to earnings	—	(50)	(50)

Balance at July 31, 2008	50,734	302	51,036
Cumulative translation adjustment	(13,810)	—	(13,810)
Unrealized gain on securities	—	521	521
Reclassification to earnings	—	(440)	(440)

Balance at July 31, 2009	36,924	383	37,307
Cumulative translation adjustment	10,110	—	10,110
Unrealized gain on securities	—	1,026	1,026
Reclassification to earnings	—	(3)	(3)

Balance at July 31, 2010	$47,034	$1,406	$48,440

17. DISPOSITION OF BAILEY BANKS & BIDDLE

        In November 2007, we sold substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand to Finlay. The assets consisted primarily of inventory and property and equipment totaling approximately $190 million and $28 million, respectively. The sale resulted in a pre-tax gain of approximately $14 million, which includes a $24.7 million reduction in the last-in, first-out provision resulting from the liquidation of the Bailey Banks & Biddle inventory. In connection with the sale, we assigned the applicable store leases to Finlay. As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. As a result, we recorded lease termination charges totaling $23.2 million in fiscal year 2009. We recorded a gain totaling $2.1 million related to adjustments to the lease reserve in fiscal year 2010. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. We have reported the results of operations of Bailey Banks & Biddle as discontinued operations, which consist of the following (in thousands):

	Year Ended July 31,
	2010	2009	2008
Revenues	$—	$—	$56,585

Earnings (loss) before income taxes	$2,118	$(23,155)	$(2,604)
Income tax benefit(a)	—	—	1,016

Earnings (loss) from discontinued operations before gain on sale	2,118	(23,155)	(1,588)
Gain on sale of Bailey Banks & Biddle, net of taxes of $5,544	—	—	8,672

Earnings (loss) from discontinued operations	$2,118	$(23,155)	$7,084

(a)
There is no tax impact associated with the fiscal year 2010 and 2009 earnings (loss) due to the uncertainty of our ability to utilize our net operating loss carryforwards in the future.

18. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.

        Our Fine Jewelry segment consists of five principal brands, predominantly focused on the value-oriented customer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. The Kiosk Jewelry segment operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer. The Kiosk Jewelry segment specializes in gold and silver products that capitalize on the latest fashion trends. The All Other segment includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

        Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment	2010	2009	2008
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,378,507	$1,535,626	$1,876,170
Kiosk	226,187	232,809	249,489
All Other	11,611	11,309	12,382

Total revenues	$1,616,305	$1,779,744	$2,138,041

Depreciation and amortization:
Fine Jewelry	$35,558	$42,407	$42,832
Kiosk	4,120	4,899	5,296
All Other	—	—	—
Unallocated	10,327	11,641	12,116

Total depreciation and amortization	$50,005	$58,947	$60,244

Operating (loss) earnings:
Fine Jewelry(b)	$(84,818)	$(192,683)	$18,909
Kiosk(c)	13,133	2,465	9,905
All Other	4,731	5,706	5,641
Unallocated(d)	(48,493)	(24,452)	(27,283)

Total operating (loss) earnings	$(115,447)	$(208,964)	$7,172

Assets(e):
Fine Jewelry(f)	$820,353	$868,227	$987,369
Kiosk	85,631	107,457	118,601
All Other	33,643	24,842	27,234
Unallocated	220,754	230,446	282,056

Total assets	$1,160,381	$1,230,972	$1,415,260

Capital expenditures:
Fine Jewelry	$9,945	$18,702	$59,289
Kiosk	—	420	3,266
All Other	—	—	—
Unallocated	4,705	9,235	22,582

Total capital expenditures	$14,650	$28,357	$85,137

(a)
Includes $260.7 million, $256.7 million and $321.9 million in fiscal years 2010, 2009 and 2008, respectively, related to foreign operations.

(b)
Fiscal year 2010 includes $32.3 million related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge.

(c)
Includes $1.1 million in fiscal year 2010 related to charges associated with store impairments. Includes $0.4 million in fiscal year 2009 related to costs associated with store closures.

(d)
Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Also, includes credits of $55.5 million, $60.1 million and $66.8 million in fiscal years 2010, 2009 and 2008, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $35.4 million, $40.6 million and $47.0 million of fixed assets in fiscal years 2010, 2009 and 2008, respectively, related to foreign operations.

19. CONTINGENCIES

        On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010. The MSA will automatically renew for successive two year periods, unless either party notifies the other in writing of its intent not to renew. In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve month period are less than $315 million or if net card sales during a twelve month period decrease by 20 percent or more from the prior twelve month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio under certain circumstances. Our customers use our private label credit card to pay for approximately 40 percent of purchases in the U.S.

        Our previous U.S. agreement with Citibank required us to maintain a minimum volume of credit sales that we did not meet. As a result, Citibank could have terminated the agreement after providing 180 days written notice, unless we paid Citibank merchant fees associated with the shortfall to the minimum volume of credit sales. We retained the right under the agreement with Citibank to not pay the fees and change service providers. As a result, the fees did not represent a contractual obligation prior to our decision to pay the additional amounts on June 15, 2010. The decision to pay the fee was made to allow sufficient time to negotiate the terms of an agreement with Citibank and consider proposals from other service providers without disrupting the upcoming holiday season. As a result of our decision, we recorded a charge totaling $5.8 million during the fourth quarter of fiscal year 2010.

        On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS provides credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year. Our customers use our private label credit card to pay for approximately 24 percent of purchases in Canada.

        In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas. The suits alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 9, 2010, the two lawsuits were consolidated into one. The consolidated lawsuit requests unspecified damages and costs. It is in the preliminary stage and we intend to vigorously contest them. However, the Company cannot predict the outcome or duration of the lawsuit.

        In December 2009, the directors of the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in a derivative action lawsuit brought on behalf of the Company by a shareholder in the County Court of Dallas County, Texas. The suit alleges various breaches of fiduciary and other duties by the defendants that generally are related to the financial statement errors described above. In addition, the Board of Directors has received demands from two shareholders requesting that the Board of Directors take action against each of the individuals named in the derivative lawsuit to recover damages for the alleged breaches. The lawsuit requests unspecified damages and costs. The lawsuit has been stayed pending developments in the consolidated federal lawsuit described above. In the event that the defendants prevail, they are likely to be entitled to indemnification from the Company with respect to their defense costs. The Company cannot predict the outcome or duration of the lawsuit.

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

20. DEFERRED REVENUE

        We offer our customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period. The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2010	2009
Deferred revenue, beginning of period	$210,180	$168,811
Warranties sold(a)	79,039	93,549
Revenue recognized(b)	(70,337)	(52,180)

Deferred revenue, end of period	$218,882	$210,180

(a)
Warranty sales for the year ended July 31, 2010 include approximately $1.8 million related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. Warranty sales for the year ended July 31, 2009 include approximately $0.6 million related primarily to the negative impact of the decline in the Canadian currency rate on the beginning of the period deferred revenue balance.

(b)
In fiscal year 2007, we replaced our two-year warranties with lifetime warranties. The revenues related to lifetime warranties are recognized on a straight-line basis over a five year period. As a result, revenues recognized will not be comparable until fiscal year 2012, when five years of revenue will be included in the consolidated statement of operations.

21. BENEFIT AND RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "U.S. Plan") and the Zale Corporation Puerto Rico Employees Savings and Investment Plan (the "PR Plan"). The PR Plan was adopted in fiscal year 2008. As amended in fiscal year 2009, both plans allow all employees who are at least age 21 to participate in the plans, although new employees are required to complete one year of continuous service with us to be eligible to participate. Each employee in the U.S. Plan can contribute from one percent to 60 percent of his or her annual salary subject to Internal Revenue Service ("IRS") limitations, (30 percent for highly-compensated employees). Employees in the PR Plan can contribute from one to 10 percent of his or her annual salary subject to the Puerto Rico Internal Revenue Code ("PR Code"). Employees who have not otherwise elected will be automatically enrolled in their respective plan at a contribution rate of two percent upon satisfying all eligibility requirements. We match $0.50 in cash for every dollar an employee of either plan contributes to the plan up to four percent of annual compensation subject to IRS and PR Code limitations. Matching contributions are made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees who began contributing to the plans prior to calendar year 2009 vest in our matched contributions immediately. Employees who began contributing to the plans after calendar year 2008 must complete two years of service prior to vesting in matched contributions. Due to economic conditions, we temporarily suspended matching contributions effective February 27, 2009 with respect to any pre-tax contributions remitted to the plans during that period. We will periodically reevaluate whether business conditions permit the reinstatement of the matching contributions. The matching contribution expense totaled $1.8 million and $2.1 million for fiscal years 2009 and 2008, respectively.

22. QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results of continuing operations for the fiscal years ended July 31, 2010 and 2009 were as follows (in thousands, except per share data):

	Fiscal Year 2010 For the Three Months Ended
	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009
Revenues	$345,000	$359,843	$582,252	$329,210
Cost of sales	163,154	177,103	292,539	169,377
(Loss) earnings from continuing operations(a)	(28,618)	(14,631)	7,171	(59,712)
(Loss) earnings per diluted share from continuing operations	(0.89)	(0.46)	0.22	(1.87)

	Fiscal Year 2009 For the Three Months Ended
	July 31, 2009	April 30, 2009	January 31, 2009	October 31, 2008
Revenues	$357,114	$379,110	$679,391	$364,130
Cost of sales(b)	191,363	189,075	380,691	187,443
Loss from continuing operations(c)	(66,644)	(19,545)	(31,776)	(48,383)
Loss per diluted share from continuing operations	(2.09)	(0.61)	(1.00)	(1.52)

(a)
The loss from continuing operations for the fourth quarter includes a gain of $8.3 million related to the decrease in the fair value of the Warrants issued in connection with the Term Loan, a $6.7 million charge related to cost associated with store impairments, a gain totaling $2.1 million related to the reduction of the store closure obligation and a $1.7 million charge related to the debt issuance costs attributable to the Warrants. The loss from continuing operations for the third quarter includes a $1.8 million charge related to costs associated with store closures. The earnings from continuing operations for the second quarter includes cost associated with store impairments of $23.3 million and lease termination costs associated with store closures of $3.7 million.

(b)
The fourth quarter includes a $13.5 million inventory impairment charge.

(c)
The loss from continuing operations for the fourth quarter includes a $27.0 million charge related to costs associated with store closures, a charge associated with store impairments of $6.7 million and a $13.5 million inventory impairment. The loss from continuing operations for the second quarter includes an $8.2 million store impairment and a $5.0 million goodwill impairment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of October, 2010.

ZALE CORPORATION
/S/ MATTHEW W. APPEL MATTHEW W. APPEL Executive Vice President and Chief Financial Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theo Killion and Matthew W. Appel, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers and substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEO KILLION Theo Killion	Chief Executive Officer (principal executive officer of the registrant), Director	October 12, 2010
/s/ MATTHEW W. APPEL Matthew W. Appel	Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)	October 12, 2010
/s/ JAMES E. SULLIVAN James E. Sullivan	Vice President, Controller and Chief Accounting Officer (principal accounting officer of the registrant)	October 12, 2010
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	October 12, 2010
/s/ YUVAL BRAVERMAN Yuval Braverman	Director	October 12, 2010

Signature	Title	Date

/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	October 12, 2010
/s/ STEFAN L. KALUZNY Stefan L. Kaluzny	Director	October 12, 2010
/s/ PETER MORROW Peter Morrow	Director	October 12, 2010
/s/ CHARLES M. SONSTEBY Charles M. Sonsteby	Director	October 12, 2010

Exhibit Number	Description of Exhibit
4.2b	First Amendment to Credit Agreement, dated as of September 24, 2010
4.4b	First Amendment to Intercreditor Agreement, dated as of September 24, 2010
10.10b	Offer Letter to Theo Killion
10.12	Offer Letter to Richard Lennox
10.15	Separation and Release Agreement with Mary Kwan
10.16	Base Salaries and Target Bonus for the Named Executive Officers
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.