Form 10-Q
period 2010-10-31
ZALE CORP
filed 2010-12-08
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of November 30, 2010, 32,123,875 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2010	2009

Revenues	$327,037	$329,210
Cost and expenses:
Cost of sales	161,944	169,377
Selling, general and administrative	195,203	203,056
Depreciation and amortization	10,722	13,363
Other charges	1,120	—
Operating loss	(41,952)	(56,586)
Interest expense	55,320	1,921
Loss before income taxes	(97,272)	(58,507)
Income tax (benefit) expense	(120)	1,205
Loss from continuing operations	(97,152)	(59,712)
Loss from discontinued operations, net of taxes	(730)	—
Net loss	$(97,882)	$(59,712)

Basic net loss per common share:
Loss from continuing operations	$(3.03)	$(1.87)
Loss from discontinued operations	(0.02)	—
Net loss per share	$(3.05)	$(1.87)

Diluted net loss per common share:
Loss from continuing operations	$(3.03)	$(1.87)
Loss from discontinued operations	(0.02)	—
Net loss per share	$(3.05)	$(1.87)

Weighted average number of common shares outstanding:
Basic	32,108	31,977
Diluted	32,108	31,977

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2010	July 31, 2010	October 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$25,012	$26,235	$24,038
Merchandise inventories	834,302	703,115	902,344
Other current assets	44,581	41,964	55,536
Total current assets	903,895	771,314	981,918

Property and equipment	699,023	693,775	701,623
Less accumulated depreciation and amortization	(533,360)	(520,416)	(472,303)
Net property and equipment	165,663	173,359	229,320

Goodwill	99,234	98,388	94,695
Other assets	44,942	52,668	30,405
Deferred tax asset	64,604	64,652	45,820
Total assets	$1,278,338	$1,160,381	$1,382,158

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$379,428	$317,922	$359,892
Deferred tax liability	59,086	59,136	46,366
Current portion of long-term debt	—	11,250	—
Total current liabilities	438,514	388,308	406,258

Long-term debt, less current portion	450,454	284,684	465,500
Other liabilities	176,309	179,369	194,020

Contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	161,201	160,645	148,749
Accumulated other comprehensive income	50,797	48,440	37,923
Accumulated earnings	466,128	564,010	597,970
	678,614	773,583	785,130
Treasury stock	(465,553)	(465,563)	(468,750)
Total stockholders’ investment	213,061	308,020	316,380
Total liabilities and stockholders’ investment	$1,278,338	$1,160,381	$1,382,158

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(97,882)	$(59,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	32,025	502
Depreciation and amortization	10,722	13,363
Deferred taxes	(226)	5,793
Loss on disposition of property and equipment	169	50
Stock-based compensation	575	1,710
Loss from discontinued operations	730	—
Changes in operating assets and liabilities:
Merchandise inventories	(129,969)	(162,137)
Other current assets	(2,565)	(3,579)
Other assets	(557)	(457)
Accounts payable and accrued liabilities	63,009	53,393
Other liabilities	(3,339)	6,504
Net cash used in operating activities	(127,308)	(144,570)

Cash Flows From Investing Activities:
Payments for property and equipment	(2,834)	(4,877)
Purchase of available-for-sale investments	(3,288)	(1,321)
Proceeds from sales of available-for-sale investments	885	1,012
Net cash used in investing activities	(5,237)	(5,186)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	867,000	1,301,100
Payments on revolving credit agreement	(722,000)	(1,146,100)
Payments on senior secured term loan	(11,250)	—
Net cash provided by financing activities	133,750	155,000

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(2,493)	(6,231)

Effect of exchange rate changes on cash	65	38

Net change in cash and cash equivalents	(1,223)	(949)
Cash and cash equivalents at beginning of period	26,235	24,987
Cash and cash equivalents at end of period	$25,012	$24,038

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At October 31, 2010, we operated 1,218 specialty retail jewelry stores and 673 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  Certain brands in Fine Jewelry have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com and www.gordonsjewelers.com.  In October 2010, we continued to expand our presence in Fine Jewelry through our e-commerce site, www.peoplesjewellers.com.

Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold and silver products that capitalize on the latest fashion trends.  In May 2010, we expanded our presence in Kiosk Jewelry through our e-commerce site, www.pagoda.com.

All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with Securities and Exchange Commission on October 12, 2010.

Reclassifications.  Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to our first quarter fiscal year 2011 presentation.  In the consolidated statement of cash flows for the first quarter of fiscal year 2010, we recorded lease termination charges totaling $6.2 million related to the Bailey Banks & Biddle brand that was sold in November 2007.  In our first quarter fiscal year 2010 Form 10-Q, this amount was included in net cash used in operating activities in the consolidated statement of cash flows.  In our first quarter fiscal year 2011 Form 10-Q, we have reclassified the $6.2 million charge by adjusting net cash used in operating activities and net cash used in operating activities of discontinued operations in the consolidated statement of cash flows for the first quarter of fiscal year 2010 in order to correct the presentation in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations.  The reclassification to the first quarter of fiscal year 2010 presentation is reflected in our first quarter fiscal year 2011 Form 10-Q based on the determination that it was not material to our consolidated financial statements and disclosures.

2.              FAIR VALUE MEASUREMENTS

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

Our revolving credit agreement was executed in May 2010.  Accordingly, the outstanding principal approximates fair value as of October 31, 2010.  The fair value of the $140.5 million of borrowings under the Senior Secured Term Loan totaled approximately $125.2 million as of October 31, 2010.  The fair value was based on estimates of current interest rates for similar debt, a Level 3 input.

We calculate the estimated fair value of the closed store reserve using Level 3 inputs, including the present value of the remaining lease rentals and other charges using a weighted average cost of capital, reduced by estimated sublease rentals.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.  The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated.

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices, a Level 1 input. All investments are classified as available-for-sale.  All long-term debt securities outstanding at October 31, 2010 will contractually mature within 1 to 22 years.  Our investments consist of the following (in thousands):

	October 31, 2010		October 31, 2009
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$20,883	$22,451	$18,308	$19,145
Corporate bonds and notes	2,168	2,362	3,011	3,183
Corporate equity securities	4,285	4,500	3,431	3,135
	$27,336	$29,313	$24,750	$25,463

At October 31, 2010 and 2009, the carrying value of investments included a net unrealized gain of $2.0 million and $0.7 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three months ended October 31, 2010 and 2009.

3.              LONG–TERM DEBT

Our long-term debt consists of the following (in thousands):

	October 31,
	2010	2009

Revolving credit agreement	$310,000	$465,500
Senior Secured Term Loan	140,454	—
	$450,454	$465,500

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At October 31, 2010, we had borrowing availability under the revolving credit agreement of $207.6 million.

Based on the most recent inventory appraisal performed as of June 30, 2010, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  For the period of September 2010 through March 2011 monthly borrowing rates calculated from the cost of eligible inventory are as follows: 65 percent for September 2010 and for the period of October 2010 through December 2010 ranging from 72 percent to 73 percent.  Monthly borrowing rates for the period January 2011 through July 2011 calculated from the cost of eligible inventory are projected to range from 58 percent to 60 percent.

Borrowings under the extended tranche bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  Borrowings under the non-extending tranche bear interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement).  We are required to pay a quarterly unused commitment fee for the extended tranche of 50 basis points and a quarterly unused commitment fee for the non-extending tranche ranging from 20 to 25 basis points, each based on the preceding quarter’s unused commitment.

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

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are amortized to interest expense on a straight line basis over the four year life of the Revolving Credit Agreement.

On September 24, 2010, we received a waiver and consent from the lenders under the Amended and Restated Revolving Credit Agreement permitting the amendments to our Senior Secured Term Loan and the related payments to Z Investment Holdings, LLC (see below for additional details).

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.  Debt issuance costs associated with the Term Loan totaled approximately $13 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve month period ending January 31, 2011, April 30, 2011 and July 31, 2011 is $18 million, $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve month period ending January 31, 2011, April 30, 2011 and July 31, 2011 is CAD $27 million, CAD $28 million and CAD $30 million, respectively.  The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

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

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance.  The Warrants, which are currently exercisable and which expire seven years after issuance, represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan.  On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants.  The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010.  The remaining amount of $13.0 million was reclassified to stockholders’ investment and is included in additional paid-in capital in the accompanying consolidated balance sheet.  Debt issuance costs attributable to the Warrants totaling $1.7 million was expensed on the date of issuance.  As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

4.              LEASE TERMINATIONS

During fiscal years 2010 and 2009, we recorded lease termination charges related to the Bailey Banks & Biddle lease obligations discussed below and certain store closures primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations.  The maximum potential liability for base rent payments under the four leases, which have not yet been settled, totaled approximately $8.1 million as of October 31, 2010.  In November 2010, we finalized an agreement with a landlord to settle the lease obligation for one of the remaining four leases, including obligations with respect to common area maintenance and other charges.  The remaining base rents, excluding the lease settled in November 2010, totaled approximately $7.9 million.  Settlements with respect to the obligations for the remaining locations are still under negotiation.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the three months ended October 31, 2010, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$5,135	$5,642	$10,777
Charges	1,120	730	1,850
Payments	(2,708)	(2,493)	(5,201)
Ending of period	$3,547	$3,879	$7,426

5.              EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the Senior Secured Term Loan determined using the treasury stock method.  There were 3.3 million and 2.6 million antidilutive stock options as of October 31, 2010 and 2009, respectively.  There were 11.1 million antidilutive warrants as of October 31, 2010.

During the three months ended October 31, 2010 and 2009, we incurred a net loss of $97.9 million and $59.7 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive (that is, the potential dilution would decrease the loss per share).  As a result, the basic and dilutive losses per common share are the same for those periods presented.

6.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  Comprehensive loss was $95.5 million and $59.1 million for the three months ended October 31, 2010 and 2009, respectively.  The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended
	October 31,
	2010	2009
Beginning of period	$48,440	$37,307
Cumulative translation adjustment	1,786	287
Unrealized gain on securities, net	571	329
End of period	$50,797	$37,923

7.              INCOME TAXES

During the three months ended October 31, 2010, we incurred a loss before income taxes totaling $97.3 million.  Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. subsidiaries, a valuation allowance totaling $34.0 million was recorded during the period to offset the tax benefit associated with the loss.

8.              DISPOSITION OF BAILEY BANKS & BIDDLE

In November 2007, we sold substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand to Finlay.  In connection with the sale, we assigned the applicable store leases to Finlay.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As a result, we recorded lease termination charges totaling $23.2 million in fiscal year 2009.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.  We recorded a charge totaling $0.7 million to loss from discontinued operations in our consolidated statement of operations related to the leases during the three months ended October 31, 2010.  There is no tax impact associated with the charge due to the uncertainty of our ability to utilize our net operating loss carryforwards in the future.

9.              SEGMENTS

We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.  Fine Jewelry consists of five principal brands, predominantly focused on the value-oriented customer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection®

through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold and silver products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.  Management’s expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability.  Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2010	2009
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$277,748	$282,721
Kiosk Jewelry	46,433	43,744
All Other	2,856	2,745
Total revenues	$327,037	$329,210

Depreciation and amortization:
Fine Jewelry	$7,324	$9,469
Kiosk Jewelry	890	1,136
All Other	—	—
Unallocated	2,508	2,758
Total depreciation and amortization	$10,722	$13,363

Operating (loss) earnings:
Fine Jewelry (b)	$(34,593)	$(40,829)
Kiosk Jewelry	(1,747)	(4,204)
All Other	1,601	963
Unallocated (c)	(7,213)	(12,516)
Total operating loss	$(41,952)	$(56,586)

(a)          Includes $54.6 million and $53.1 million for the three months ended October 31, 2010 and 2009, respectively, related to foreign operations.

(b)         Includes $1.1 million for the three months ended October 31, 2010 related to lease charges associated with closed stores.

(c)          Includes $13.4 million and $14.6 million for the three months ended October 31, 2010 and 2009, respectively, to offset internal carrying costs charged to the segments.

10.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  The suits alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  On August 9, 2010, the two lawsuits were consolidated into one.  The consolidated lawsuit requests unspecified damages and costs.  The lawsuit is in the preliminary stage and we intend to vigorously contest it.  However, the Company cannot predict the outcome or duration of the lawsuit.

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

The Securities and Exchange Commission continues to investigate the Company with respect to the matters underlying the lawsuits and demands described above.  We cannot predict the outcome, but, at this time, we do not believe that the matter will have a material effect on the Company’s financial condition or results of operations.

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

11.       DEFERRED REVENUE

We offer our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  The revenue from the lifetime warranties is recognized on a straight-line basis over a five-year period.  We offer our Kiosk Jewelry customers a one-year warranty that covers a one-time replacement on breakage and is amortized over a 12-month period.  The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2010	2009
Deferred revenue, beginning of period	$218,882	$210,180
Warranties sold (a)	19,450	16,757
Revenue recognized (b)	(20,508)	(15,732)
Deferred revenue, end of period	$217,824	$211,205

(a)          Warranty sales for the three months ended October 31, 2010 include approximately $0.4 million related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  The Canadian currency rate did not have a material impact on warranty sales for the three months ended October 31, 2009.

(b)         In fiscal year 2007, we replaced the two-year warranties sold to our Fine Jewelry customers with lifetime warranties.  Revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.  As a result, revenues recognized will not be comparable until fiscal year 2012, when revenues related to sales of lifetime warranties over a five-year period will be included in the consolidated statement of operations.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At October 31, 2010, we operated 1,218 fine jewelry stores and 673 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® primarily through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold and silver products that capitalize on the latest fashion trends.   All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

Comparable store sales declined by 1.1 percent during the first quarter of fiscal year 2011.  Gross margin increased by 190 basis points to 50.5 percent during the first quarter of fiscal year 2011 compared to the same period in the prior year.  The improvement in gross margin was primarily due to an increase in revenues recognized related to warranties and a decline in merchandise discounts.  Operating margin improved by 440 basis points to a loss of 12.8 percent compared to a loss of 17.2 percent in the same period in the prior year.

During the three months ended October 31, 2010, the Canadian currency rate appreciated by approximately four percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in a $2.2 million increase in reported revenues compared to the same period in the prior year, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.1 million and $1.0 million, respectively.

Net earnings associated with warranties totaled $15.8 million for the three months ended October 31, 2010, compared to $10.5 million for the same period in the prior year.  The increase in net earnings is primarily the result of a change in our warranty product sold to our Fine Jewelry customers from a two-year warranty to a lifetime warranty in fiscal year 2007.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.  As a result, revenues recognized will not be comparable until fiscal year 2012, when revenues related to sales of lifetime warranties over a five-year period will be included in the consolidated statement of operations.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	October 31,
	2010	2009
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	49.5	51.4
Selling, general and administrative	59.7	61.7
Depreciation and amortization	3.3	4.1
Other charges	0.3	—
Operating loss	(12.8)	(17.2)
Interest expense	16.9	0.6
Loss before income taxes	(29.7)	(17.8)
Income tax (benefit) expense	—	0.4
Loss from continuing operations	(29.7)	(18.1)
Loss from discontinued operations, net of taxes	(0.2)	—
Net loss	(29.9)%	(18.1)%

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

Revenues.  Revenues for the quarter ended October 31, 2010 were $327.0 million, a decrease of 0.7 percent compared to revenues of $329.2 million for the same period in the prior year.  Comparable store sales decreased 1.1 percent as compared to the same period in the prior year.  The decline in comparable store sales was attributable to an 8.1 percent decrease in the number of customer transactions in our fine jewelry stores, partially offset by a 5.6 percent increase in the average transaction price in our fine jewelry stores.  The decline in revenue was also due to the closing of 43 stores, partially offset by a $4.8 million increase in revenues recognized related to warranties and a $2.2 million increase related to the appreciation of the Canadian currency rate.

Fine Jewelry contributed $277.7 million of revenues in the quarter ended October 31, 2010, a decrease of 1.8 percent as compared to $282.7 million for the same period in the prior year.

Kiosk Jewelry contributed $46.4 million of revenues in the quarter ended October 31, 2010, as compared to $43.7 million in the prior year, representing an increase of 6.1 percent.  The increase in revenues is due primarily to a 2.0 percent increase in the number of customer transactions and a 1.9 percent increase in the average transaction price in Kiosk Jewelry.

All Other contributed $2.9 million in revenues for the quarter ended October 31, 2010, as compared to $2.7 million for the same period in the prior year, representing an increase of 4.0 percent.

During the quarter ended October 31, 2010, we converted three stores to different nameplates and opened one store in Fine Jewelry.  We also opened two locations in Kiosk Jewelry.  In addition, we closed one store in Fine Jewelry and one location in Kiosk Jewelry.

Cost of Sales.  Cost of sales includes cost of merchandise and services sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.5 percent for the quarter ended October 31, 2010, compared to 51.4 percent for the same period in the prior year.  The decrease is primarily due to an 80 basis point improvement associated with warranty revenues and a decline in merchandise discounts compared to the same period in the prior year.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 59.7 percent of revenues for the quarter ended October 31, 2010, compared to 61.7 percent for the same period in the prior year.  SG&A decreased by $7.9 million to $195.2 million for the quarter ended October 31, 2010.  The decrease is the result of a decrease in rent and occupancy costs of $2.0 million due to store closures and rent reductions negotiated with our landlords, a $1.7 million decrease in payroll costs primarily due to lower head count, a $1.5 million decrease related to the timing of promotional costs and a $4.1 million decrease in professional fees associated with the fiscal year 2009 financial statement restatement and the related SEC investigation.  The decrease was partially offset by a $2.2 million increase in healthcare costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended October 31, 2010 and 2009 was 3.3 percent and 4.1 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded in prior years.

Other Charges.  Other charges for the three months ended October 31, 2010 includes a $1.1 million charge related to leases associated with closed stores.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended October 31, 2010 and 2009 was 16.9 percent and 0.6 percent, respectively.  Interest expense increased by $53.4 million to $55.3 million for the quarter ended October 31, 2010 as compared to the same period in prior year.  The increase is primarily due to a charge totaling $45.8 million associated with the first amendment to our Senior Secured Term Loan (the “Term Loan”) on September 24, 2010.  In accordance with ASC 470-50, Debt-Modifications and Extinguishments, the amendment is considered a significant modification which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  The charge consisted of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, a $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.  The remaining $7.6 million increase in interest expense is due primarily to interest related to the Term Loan totaling $5.6 million and an increase in the weighted average effective interest rate associated with the revolving credit agreement to 3.4 percent as compared to 1.6 percent for the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax benefit totaled $0.1 million for the three months ended October 31, 2010, compared to a $1.2 million income tax expense for the same period in the prior year.  Due to uncertainty surrounding utilization of the net operating loss carryforwards generated by our U.S. and Puerto Rico subsidiaries, valuation allowances of $34.0 million and $26.1 million substantially offset the income tax benefit for the three months ended October 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  Through October 31, 2010, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We also manage availability under the revolving credit agreement by monitoring the timing of merchandise receipts and vendor payments.  The average vendor payment terms during the three months ended October 31, 2010 was approximately 42 days.  As of October 31, 2010, we had cash and cash equivalents totaling $25.0 million.

Net cash used in operating activities decreased from $144.6 million for the three months ended October 31, 2009 to $127.3 million for the three months ended October 31, 2010.  The $17.3 million decrease in the deficit is the result of a $32.2 million decrease in inventory, partially offset by a $5.2 million increase in amounts paid to vendors for deposits and cash payments totaling $2.7 million related to lease terminations associated with closed stores as compared to the same period in the prior year.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at October 31, 2010 was $834.3 million, a decrease of $68.0 million compared to inventory levels at October 31, 2009.  The decrease in inventory was primarily the result of our efficiencies achieved in our supply chain operations and store closures.

In fiscal year 2008, the Board of Directors authorized share repurchases of $350 million.  As part of the share repurchase program, we repurchased a total of 17.6 million shares of our common stock, at a cost of $326.7 million, in fiscal year 2008.  As of October 31, 2010, we have approximately $23.3 million in remaining authorization under our repurchase program.  Our Term Loan contains a $1.0 million limit for repurchase of our common stock in any fiscal year.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  On January 1, 2011, the rate applied to the appraised liquidation value of eligible inventory will be reduced to 87.5 percent.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At October 31, 2010, we had borrowing availability under the Revolving Credit Agreement of $207.6 million.

Based on the most recent inventory appraisal performed as of June 30, 2010, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  For the period of September 2010 through March 2011 monthly borrowing rates calculated from the cost of eligible inventory are as follows: 65 percent for September 2010 and for the period of October 2010 through December 2010 ranging from 72 percent to 73 percent.  Monthly borrowing rates for the period January 2011 through July 2011 calculated from the cost of eligible inventory are projected to range from 58 percent to 60 percent.

Borrowings under the extended tranche bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  Borrowings under the non-extending tranche bear interest based on the average excess availability of either: (i) LIBOR plus the applicable margin (ranging from 100 to 150 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement).  We are required to pay a quarterly unused commitment fee for the extended tranche of 50 basis points and a quarterly unused commitment fee for the non-extending tranche ranging from 20 to 25 basis points, each based on the preceding quarter’s unused commitment.

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

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are amortized to interest expense on a straight line basis over the four year life of the Revolving Credit Agreement.

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.  Debt issuance costs associated with the Term Loan totaled approximately $13 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve month period ending January 31, 2011, April 30, 2011 and July 31, 2011 is $18 million, $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve month period ending January 31, 2011, April 30, 2011 and July 31, 2011 is CAD $27 million, CAD $28 million and CAD $30 million, respectively.  The Term Loan also requires us to maintain minimum liquidity, as defined, of $120 million through December 31, 2010 and $135 million thereafter.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share, which was below market value at the date of issuance.  The Warrants, which are currently exercisable and which expire seven years after issuance, represent 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants, and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan.  On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants.  The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010.  The remaining amount of $13.0 million was reclassified to stockholders’ investment and is included in additional paid-in capital in the accompanying consolidated balance sheet.  Debt issuance costs attributable to the Warrants totaling $1.7 million was expensed on the date of issuance.  As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  Our customers use our private label credit card to pay for approximately 29 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve month period are less than $315 million or if net card sales during a twelve month period decrease by 20 percent or more from the prior twelve month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  Our customers use our private label credit card to pay for approximately 44 percent of purchases in the U.S.

Lease Terminations

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations.  The maximum potential liability for base rent payments under the remaining four leases, which have not yet been settled, totaled approximately $8.1 million as of October 31, 2010.  In November 2010, we finalized an agreement with a landlord to settle the lease obligation for one of the four leases, including obligations with respect to common area maintenance and other charges.  The remaining base rents, excluding the lease settled in November 2010, totaled approximately $7.9 million.  Settlements with respect to the obligations for the remaining locations are still under negotiation.  As of October 31, 2010, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $3.9 million.  During the first quarter of fiscal year 2011, we made payments totaling $2.5 million.  In addition, the lease reserve was increased by $0.7 million as a result of settlements with landlords and changes in assumptions used to calculate the reserve.

During the first quarter of fiscal year 2011, we recorded lease termination charges related to certain store closures primarily in Fine Jewelry.  As of October 31, 2010, the remaining lease reserve associated with the store closures totaled $3.5 million.  During the three months ended October 31, 2010, we made payments totaling $2.7 million and incurred additional charges of $1.1 million related to the closures.

We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible that a material change could occur and we may be required to record additional charges.

Capital Expenditures

During the three months ended October 31, 2010, we invested approximately $0.3 million in capital expenditures to convert three stores to different nameplates and open one store in Fine Jewelry.  We also opened two stores in Kiosk Jewelry.  We invested approximately $2.2 million to remodel, relocate and refurbish three stores in Fine Jewelry and to complete store enhancement projects.  We also invested $0.3 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $14.4 million in capital expenditures for the remainder of fiscal year 2011, including $9.0 million to open eight new kiosks and refurbish existing stores and approximately $5.4 million in capital investments related to information technology infrastructure and support operations.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, as a result of our Canadian operations, we are exposed to market risk from currency rate exposures which may adversely affect our financial position, results of operations and cash flows.  During the three months ended October 31, 2010, the average Canadian currency rate appreciated by approximately four percent relative to the U.S. dollar.  Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the currency rate resulted in a $2.2 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.1 million and $1.0 million, respectively.

Inflation.  In management’s opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented.  Although currently not material, recent increases in gold prices have negatively affected the cost of merchandise inventory.  There is no assurance that inflation will not materially affect us in the future.

At October 31, 2010, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting implemented during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

The Company included restated financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in order to correct certain accounting errors.  As previously disclosed, the Staff of the Fort Worth, Texas office of the Securities and Exchange Commission (the “SEC”) has been conducting a formal investigation of the circumstances underlying the restatement.  We are cooperating with the investigation.  We cannot predict the outcome, but, at this time, we do not believe that the matter will have a material effect on the Company’s financial condition or results of operations.

Additional information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth, under the heading, “Contingencies,” in Part I of this report.

ITEM 1A.                    RISK FACTORS

We make forward-looking statements in the Annual Report on Form 10-K and in other reports we file with the SEC.  In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others.  Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives.  In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made.  We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

We are dependent upon our Revolving Credit Agreement, Term Loan and other third party financing arrangements for our liquidity needs.

We have a Revolving Credit Agreement and a Term Loan that contain various financial and other covenants.  Should we be unable to fulfill the covenants contained in these loans, we would be unable to fund our operations without a significant restructuring of our business.

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

ITEM 6.                             EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.1* #	Amended and Restated Merchant Services Agreement with Citibank (South Dakota), N.A.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

#                    Confidential treatment has been requested with respect to Exhibit 10.1.  Portions of Exhibit 10.1 have been redacted.  The redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: December 8, 2010	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)