Form 10-Q
period 2011-01-31
ZALE CORP
filed 2011-03-10
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 1, 2011, 32,134,443 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Revenues	$626,416	$582,252	$953,453	$911,462
Cost and expenses:
Cost of sales	311,308	292,539	473,252	461,916
Selling, general and administrative	258,084	252,390	453,290	455,447
Depreciation and amortization	10,557	13,168	21,279	26,531
Other charges	2,860	26,957	3,980	26,957
Operating earnings (loss)	43,607	(2,802)	1,652	(59,389)
Interest expense	9,460	2,050	64,779	3,971
Earnings (loss) before income taxes	34,147	(4,852)	(63,127)	(63,360)
Income tax expense (benefit)	6,405	(12,023)	6,284	(10,819)
Earnings (loss) from continuing operations	27,742	7,171	(69,411)	(52,541)
Loss from discontinued operations, net of taxes	(529)	(515)	(1,259)	(515)
Net earnings (loss)	$27,213	$6,656	$(70,670)	$(53,056)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.86	$0.22	$(2.16)	$(1.64)
Loss from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net earnings (loss) per share	$0.85	$0.21	$(2.20)	$(1.66)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.74	$0.22	$(2.16)	$(1.64)
Loss from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net earnings (loss) per share	$0.73	$0.21	$(2.20)	$(1.66)

Weighted average number of common shares outstanding:
Basic	32,123	32,060	32,116	32,018
Diluted	37,447	32,170	32,116	32,018

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2011	July 31, 2010	January 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$31,408	$26,235	$32,363
Merchandise inventories	776,883	703,115	737,812
Other current assets	38,434	41,964	47,185
Total current assets	846,725	771,314	817,360

Property and equipment	696,694	693,775	679,047
Less accumulated depreciation and amortization	(542,045)	(520,416)	(481,474)
Net property and equipment	154,649	173,359	197,573

Goodwill	100,609	98,388	95,386
Other assets	42,595	52,668	29,948
Deferred tax asset	60,409	64,652	62,172
Total assets	$1,204,987	$1,160,381	$1,202,439

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$333,558	$317,922	$256,464
Deferred tax liability	59,008	59,136	63,350
Current portion of long-term debt	—	11,250	—
Total current liabilities	392,566	388,308	319,814

Long-term debt, less current portion	385,454	284,684	367,600
Other liabilities	182,949	179,369	189,134

Contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	161,144	160,645	147,207
Accumulated other comprehensive income	53,900	48,440	39,952
Accumulated earnings	493,340	564,010	604,626
	708,872	773,583	792,273
Treasury stock	(464,854)	(465,563)	(466,382)
Total stockholders’ investment	244,018	308,020	325,891
Total liabilities and stockholders’ investment	$1,204,987	$1,160,381	$1,202,439

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(70,670)	$(53,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	32,851	558
Depreciation and amortization	21,279	26,531
Deferred taxes	3,890	6,416
Loss on disposition of property and equipment	190	71
Impairment charges	3,664	23,261
Stock-based compensation	1,228	2,641
Loss from discontinued operations	1,259	515
Changes in operating assets and liabilities:
Merchandise inventories	(70,527)	3,411
Other current assets	3,622	4,708
Other assets	(741)	138
Accounts payable and accrued liabilities	16,490	(45,166)
Other liabilities	2,811	(1,482)
Net cash used in operating activities	(54,654)	(31,454)

Cash Flows From Investing Activities:
Payments for property and equipment	(5,544)	(9,077)
Purchase of available-for-sale investments	(3,427)	(1,902)
Proceeds from sales of available-for-sale investments	2,350	1,364
Net cash used in investing activities	(6,621)	(9,615)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,992,000	2,717,500
Payments on revolving credit agreement	(1,912,000)	(2,660,400)
Payments on senior secured term loan	(11,250)	—
Net cash provided by financing activities	68,750	57,100

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(2,493)	(8,736)

Effect of exchange rate changes on cash	191	81

Net change in cash and cash equivalents	5,173	7,376
Cash and cash equivalents at beginning of period	26,235	24,987
Cash and cash equivalents at end of period	$31,408	$32,363

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At January 31, 2011, we operated 1,197 specialty retail jewelry stores and 674 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, our national brand in Canada, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  Certain brands in Fine Jewelry have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com and www.peoplesjewellers.com.

Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  In May 2010, we expanded our presence in Kiosk Jewelry through our e-commerce site, www.pagoda.com.

All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including four that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with Securities and Exchange Commission on October 12, 2010.

Reclassifications.  Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to our fiscal year 2011 presentation.  In the consolidated statements of operations for the three months and six months ended January 31, 2010, we recorded lease termination charges of $0.5 million related to the Bailey Banks & Biddle brand that was sold in November 2007.  In our second quarter fiscal year 2010 Form 10-Q, this amount was included in other charges and earnings (loss) from continuing operations.  In our second quarter fiscal year 2011 Form 10-Q, we have reclassified the $0.5 million charge in our consolidated statement of operations to loss from discontinued operations.  We have also reclassified $8.7 million in cash payments from accounts payable and accrued liabilities to net cash used in operating activities of discontinued operations in the consolidated statement of cash flows for the six months ended January 31, 2010 in order to correct the presentation in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations.

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

Our revolving credit agreement was executed in May 2010.  We believe the outstanding principal approximates fair value as of January 31, 2011 based on interest rates for similar debt.  The fair value of the $140.5 million of borrowings under the Senior Secured Term Loan totaled approximately $125.9 million as of January 31, 2011.  The fair value was based on estimates of current interest rates calculated using a weighted average cost of capital for similar debt, a Level 3 input.

At the end of the second quarter of fiscal year 2011, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $81.2 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 16.5 percent to 19 percent based on our weighted average cost of capital.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to risks associated with the operations of each reporting unit.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

We calculate the estimated fair value of the closed store reserve pursuant to ASC 360, Property, Plant and Equipment, using Level 3 inputs, including the present value of the remaining lease rentals and other charges using a weighted average cost of capital, reduced by estimated sublease rentals.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.  The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated.

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices, a Level 1 input.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at January 31, 2011 have contractual maturities ranging from 1 to 21 years.  Our investments consist of the following (in thousands):

	January 31, 2011		January 31, 2010
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$20,492	$21,479	$18,541	$19,359
Corporate bonds and notes	2,119	2,270	2,851	3,024
Corporate equity securities	3,501	3,959	3,569	3,371
	$26,112	$27,708	$24,961	$25,754

At January 31, 2011 and 2010, the carrying value of investments included a net unrealized gain of $1.6 million and $0.8 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and six months ended January 31, 2011 and 2010.

3.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31,
	2011	2010

Revolving credit agreement	$245,000	$367,600
Senior Secured Term Loan	140,454	—
	$385,454	$367,600

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At January 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $177.4 million.

Based on the most recent inventory appraisal performed as of October 31, 2010, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  The monthly borrowing rates calculated from the cost of eligible inventory are as follows: ranging from 59 percent to 61 percent for the period of January 2011 through August 2011, 63 percent for the month of September 2011 and ranging from 71 to 73 percent for the period of October 2011 through December 2011.

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

We are required to maintain excess availability (as defined in the Revolving Credit Agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011.  In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. Excess availability was approximately $127 million as of January 31, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of January 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight line basis over the four year life of the Revolving Credit Agreement.

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

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.  Our ability to repay the Term Loan prior to maturity is restricted by certain conditions under the Revolving Credit Agreement, including a fixed charge coverage ratio that we currently do not meet.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve month periods ending January 31, 2011, April 30, 2011 and July 31, 2011 is $18 million, $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve month periods ending January 31, 2011, April 30, 2011 and July 31, 2011 is CAD $27 million, CAD $28 million and CAD $30 million, respectively. As of January 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 41 percent and 35 percent, respectively, to breach these covenants. Liquidity (as defined in the Term Loan) was $257 million as of January 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan. As of January 31, 2011, we were in compliance with all covenants under the Term Loan.

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

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations.  The potential liability for base rent payments under the three leases which have not yet been settled as of January 31, 2011 totaled approximately $3.7 million.  Settlements with respect to the obligations for the three remaining locations are still under negotiation.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the six months ended January 31, 2011, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total

Beginning of period	$5,135	$5,642	$10,777
Additions	316	1,259	1,575
Payments	(3,160)	(2,493)	(5,653)
End of period	$2,291	$4,408	$6,699

5.              OTHER CHARGES

Other charges consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Store impairments	$3,664	$23,261	$3,664	$23,261
Store closure adjustments	(804)	3,696	316	3,696
	$2,860	$26,957	$3,980	$26,957

During the second quarter of fiscal years 2011 and 2010, we recorded charges related to the impairment of long-lived assets for underperforming stores totaling $3.7 million and $23.3 million, respectively.  The impairment charges were primarily in Fine Jewelry.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2011 were to decline by 10 percent, we would be required to record additional impairments of approximately $0.7 million.  If operating earnings were to decline by 20 percent, the additional impairments required would increase to approximately $1.4 million.

6.              EARNINGS (LOSS) PER COMMON SHARE

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

The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Basic weighted-average shares	32,123	32,060	32,116	32,018
Effect of potential dilutive securities:
Warrants	5,156	—	—	—
Stock options and restricted share awards	168	110	—	—
Diluted weighted-average shares	37,447	32,170	32,116	32,018

The calculation of diluted weighted average shares excludes the impact of 1.8 million and 2.7 million antidilutive stock options for the three months ended January 31, 2011 and 2010, respectively, and 2.9 million antidilutive stock options for the six months ended January 31, 2011 and 2010.  The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidulitve warrants for the six months ended January 31, 2011.

During the six months ended January 31, 2011 and 2010, we incurred a net loss of $70.7 million and $53.1 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the six month periods presented.

7.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The following table gives further detail regarding the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net earnings (loss)	$27,213	$6,656	$(70,670)	$(53,056)
Foreign currency translation adjustment	3,484	1,949	5,270	2,236
Unrealized (loss) gain on securities, net	(381)	80	190	409
Comprehensive income (loss)	$30,316	$8,685	$(65,210)	$(50,411)

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Beginning of period	$50,797	$37,923	$48,440	$37,307
Foreign currency translation adjustment	3,484	1,949	5,270	2,236
Unrealized (loss) gain on securities, net	(381)	80	190	409
End of period	$53,900	$39,952	$53,900	$39,952

8.              INCOME TAXES

Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. and Puerto Rico subsidiaries, a valuation allowance totaling $34.0 million was recorded during the first quarter of fiscal year 2011.  In the second quarter of fiscal year 2011, we reduced the valuation allowance by $9.0 million as a result of earnings generated by our U.S. and Puerto Rico subsidiaries.  The valuation allowance as of January 31, 2011 totaled $25.0 million.

9.              DISPOSITION OF BAILEY BANKS & BIDDLE

In November 2007, we sold substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand to Finlay.  In connection with the sale, we assigned the applicable store leases to Finlay.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As a result, we recorded lease termination charges totaling $23.2 million in fiscal year 2009.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.  We recorded charges related to the leases totaling $0.5 million to discontinued operations in our consolidated statements of operations related to the leases during each of the three months ended January 31, 2011 and 2010.  We recorded charges related to the leases totaling $1.3 million and $0.5 million to discontinued operations in our consolidated statements of operations during the six months ended January 31, 2011 and 2010, respectively.  There is no tax impact associated with the charges due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

10.       SEGMENTS

We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.  Fine Jewelry consists of five principal brands, predominantly focused on the value-oriented customer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.  Management’s expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability.  Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities and depreciation expense.

Income tax information by segment has not been included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2011	2010	2011	2010
	(in thousands)
Revenues:
Fine Jewelry (a)	$544,459	$503,510	$822,207	$786,231
Kiosk	78,922	75,789	125,355	119,533
All Other	3,035	2,953	5,891	5,698
Total revenues	$626,416	$582,252	$953,453	$911,462

Depreciation and amortization:
Fine Jewelry	$7,173	$9,468	$14,497	$18,937
Kiosk	841	1,102	1,731	2,238
All Other	—	—	—	—
Unallocated	2,543	2,598	5,051	5,356
Total depreciation and amortization	$10,557	$13,168	$21,279	$26,531

Operating earnings (loss):
Fine Jewelry (b)	$43,479	$(7,867)	$8,931	$(48,696)
Kiosk (c)	12,098	11,151	10,351	6,947
All Other	2,181	1,783	3,782	2,746
Unallocated (d)	(14,151)	(7,869)	(21,412)	(20,386)
Total operating earnings (loss)	$43,607	$(2,802)	$1,652	$(59,389)

(a)

Includes $113.3 million and $100.4 million for the three months ended January 31, 2011 and 2010, respectively, and $167.9 million and $153.5 million for the six months ended January 31, 2011 and 2010, respectively, related to foreign operations.

(b)

Includes $2.9 million and $25.9 million related to charges for store closures and store impairments for the three months ended January 31, 2011 and 2010, respectively.  Includes $4.0 million and $25.9 million related to charges associated with store closures and store impairments for the six months ended January 31, 2011 and 2010, respectively.

(c)	Includes $1.1 million related to charges for store impairments for the three and six months ended January 31, 2010.

(d)

Includes $8.3 million and $15.7 million for the three months ended January 31, 2011 and 2010, respectively, and $21.8 million and $30.3 million for the six months ended January 31, 2011 and 2010, respectively, to offset internal carrying costs charged to the segments.

11.       CONTINGENCIES

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

12.       DEFERRED REVENUE

We offer our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. The revenue from the lifetime warranties is recognized on a straight-line basis over a five year period. We offer our Kiosk Jewelry customers a one-year warranty that covers a one-time replacement for breakage. The revenue from the one-year warranties is recognized over a 12-month period. The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Deferred revenue, beginning of period	$217,824	$211,205	$218,882	$210,180
Warranties sold (a)	36,756	25,985	56,206	42,743
Revenue recognized (b)	(22,873)	(16,823)	(43,381)	(32,556)
Deferred revenue, end of period	$231,707	$220,367	$231,707	$220,367

(a)

Warranty sales for the three and six months ended January 31, 2011 include approximately $0.6 million and $1.0 million, respectively, related to appreciation of the Canadian currency rate on the deferred revenue balance at the beginning of the period. Warranty sales for the three and six months ended January 31, 2010 include approximately $0.3 million related to appreciation of the Canadian currency rate on the deferred revenue balance at the beginning of the period.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2011, we operated 1,197 fine jewelry stores and 674 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® primarily through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

Comparable store sales increased by 7.9 percent during the second quarter of fiscal year 2011.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 7.0 percent for the quarter.  Gross margin increased by 50 basis points to 50.3 percent during the second quarter of fiscal year 2011 compared to the same period in the prior year.  The increase in gross margin was due to a 230 basis point decrease in inventory impairment charges as a result of improvements in overall inventory quality and improved sales and an increase in revenues recognized related to warranties, partially offset by a 200 basis point decrease related to both a change in sales mix to lower margin merchandise and an increase in the cost of merchandise.  Operating margin improved by 750 basis points to 7.0 percent compared to negative 0.5 percent in the same period in the prior year.  Operating margin for the second quarter of fiscal year 2011 and 2010 includes impairment charges associated with underperforming stores totaling $3.7 million and $23.3 million, respectively.

During the six months ended January 31, 2011 and 2010, the Canadian currency rate appreciated by approximately five percent and eight percent, respectively, relative to the U.S. dollar.  The appreciation in the Canadian currency rate for the six months ended January 31, 2011 resulted in a $7.5 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses $3.6 million and $2.7 million, respectively.  The appreciation in the Canadian currency rate for the six months ended January 31, 2010 resulted in an $8.7 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.2 million and $3.1 million, respectively.

Net earnings associated with warranties totaled $33.3 million for the six months ended January 31, 2011, compared to $22.9 million for the same period in the prior year.  The increase in net earnings is primarily the result of a change in the warranty product sold to our Fine Jewelry customers from a two-year warranty to a lifetime warranty in fiscal year 2007.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.  As a result, revenues recognized will not be comparable until fiscal year 2012, when revenues related to sales of lifetime warranties over a five-year period will be included in the consolidated statement of operations.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of sales	49.7	50.2	49.6	50.7
Selling, general and administrative	41.2	43.3	47.5	50.0
Depreciation and amortization	1.7	2.3	2.2	2.9
Other charges	0.5	4.6	0.4	3.0
Operating earnings (loss)	7.0	(0.5)	0.2	(6.5)
Interest expense	1.5	0.4	6.8	0.4
Earnings (loss) before income taxes	5.5	(0.8)	(6.6)	(7.0)
Income tax expense (benefit)	1.0	(2.1)	0.7	(1.2)
Earnings (loss) from continuing operations	4.4	1.2	(7.3)	(5.8)
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.1)	—
Net earnings (loss)	4.3%	1.1%	(7.4)%	(5.8)%

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Revenues.  Revenues for the quarter ended January 31, 2011 were $626.4 million, an increase of 7.6 percent compared to revenues of $582.3 million for the same period in the prior year.  Comparable store sales increased 7.9 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 1.5 percent increase in the number of customer transactions and a 6.0 percent increase in average transaction value in our fine jewelry stores.  The increase in revenue was also due to a $5.4 million increase in revenues recognized related to warranties and a $5.3 million increase related to the appreciation of the Canadian currency rate, partially offset by the closing of 36 stores.

Fine Jewelry contributed $544.5 million of revenues in the quarter ended January 31, 2011, an increase of 8.1 percent compared to $503.5 million for the same period in the prior year.

Kiosk Jewelry contributed $78.9 million of revenues for the quarter ended January 31, 2011, compared to $75.8 million in the prior year, representing an increase of 4.1 percent.  The increase in revenues is due primarily to a 2.5 percent increase in average transaction value in Kiosk Jewelry.

All Other contributed $3.0 million in revenues for the quarters ended January 31, 2011 and 2010.

During the quarter ended January 31, 2011, we opened four and closed three locations in Kiosk Jewelry.  In addition, we closed 21 stores in Fine Jewelry.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.7 percent for the quarter ended January 31, 2011, compared to 50.2 percent for the same period in the prior year.  The decrease is due to a 230 basis point decrease in inventory impairment charges as a result of improvements in overall inventory quality and improved sales and an increase in revenues recognized related to warranties compared to the same period in the prior year, partially offset by a 200 basis point increase related to both the cost of merchandise and a change in sales mix to lower margin merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 41.2 percent of revenues for the quarter ended January 31, 2011, compared to 43.3 percent for the same period in the prior year.  SG&A increased by $5.7 million to $258.1 million for the quarter ended January 31, 2011.  The increase is the result of a $10.2 million increase in store labor costs and store and corporate performance-based compensation, partially offset by a $6.5 million decrease in promotional costs resulting from a more efficient use of advertising dollars during the Holiday season and the timing of certain Valentine’s Day promotions.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended January 31, 2011 and 2010 was 1.7 percent and 2.3 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded in prior years.

Other Charges.  Other charges for the quarter ended January 31, 2011 includes a $3.7 million charge related to the impairment of long-lived assets for underperforming stores and a gain of $0.8 million related to adjustments to the lease reserve related to store closures.  Other charges for the quarter ended January 31, 2010 includes $23.3 million related to the impairment of long-lived assets for underperforming stores and $3.7 million in lease termination charges related to store closures.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2011 and 2010 was 1.5 percent and 0.4 percent, respectively.  Interest expense increased by $7.4 million to $9.5 million for the quarter ended January 31, 2011 as compared to the same period in prior year.  The increase is primarily due to interest related to the Senior Secured Term Loan (the “Term Loan”) totaling $5.3 million and an increase in the weighted average effective interest rate associated with the revolving credit agreement to 3.7 percent as compared to 1.6 percent for the same period in prior year.

Income Tax Expense (Benefit).  Income tax expense totaled $6.4 million for the three months ended January 31, 2011, as compared to a $12.0 million income tax benefit for the same period in the prior year.  Income tax expense for the three months ended January 31, 2011 is primarily associated with earnings of our Canadian subsidiaries.  Income tax benefit for the three months ended January 31, 2010 is the result of the recognition of a $16.9 million tax refund received during the second quarter of fiscal year 2010 associated with the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”), partially offset by tax expense primarily associated with our Canadian subsidiaries.

Six Months Ended January 31, 2011 Compared to Six Months Ended January 31, 2010

Revenues.  Revenues for the six months ended January 31, 2011 were $953.5 million, an increase of 4.6 percent compared to revenues of $911.5 million for the same period in the prior year.  Comparable store sales increased 4.7 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 5.7 percent increase in average transaction value, partially offset by a 1.7 percent decrease in the number of customer transactions in our fine jewelry stores.  The increase in revenue was also due to $10.6 million in revenues recognized related to warranties and a $7.5 million increase related to the appreciation of the Canadian currency rate, partially offset by the closing of 36 stores.

Fine Jewelry contributed $822.2 million of revenues in the six months ended January 31, 2011, an increase of 4.6 percent compared to $786.2 million for the same period in the prior year.

Kiosk Jewelry contributed $125.4 million of revenues in the six months ended January 31, 2011 compared to $119.5 million in the prior year, representing an increase of 4.9 percent.  The increase in revenues is due primarily to a 2.2 percent increase in average transaction value and a 0.9 percent increase in the number of customer transactions.

All Other contributed $5.9 million in revenues for the six months ended January 31, 2011, as compared to $5.7 million for the same period in the prior year, representing an increase of 3.4 percent.

During the six months ended January 31, 2011, we converted three store locations to different nameplates and opened one store in Fine Jewelry.  We also opened six locations in Kiosk Jewelry.  In addition, we closed 22 stores in Fine Jewelry and four locations in Kiosk Jewelry.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.6 percent for the six months ended January 31, 2011, compared to 50.7 percent for the same period in the prior year.  The decrease is due to a 180 basis point decrease in inventory impairment charges as a result of improvements in overall inventory quality and improved sales and an increase in revenues recognized related to warranties compared to the same period in the prior year, partially offset by a 190 basis point increase related to both the cost of merchandise and a change in sale mix to lower margin merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.5 percent of revenues for the six months ended January 31, 2011, compared to 50.0 percent for the same period in the prior year.  SG&A decreased by $2.2 million to $453.3 million for the six months ended January 31, 2011.  The decrease is the result of an $8.1 million decrease in promotional costs resulting from a more efficient use of advertising dollars during the Holiday season and the timing of certain Valentine’s Day promotions and a $2.5 million decrease in occupancy costs due to store closures and rent reductions negotiated with our landlords.  The decrease was partially offset by an $8.4 million increase in store labor costs and store and corporate performance-based compensation.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2011 and 2010 was 2.2 percent and 2.9 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded in prior years.

Other Charges.  Other charges for the six months ended January 31, 2011 includes a $3.7 million charge related to the impairment of long-lived assets for underperforming stores and a $0.3 million charge related to leases associated with closed stores.  Other charges for the six months ended January 31, 2010 includes a $23.3 million charge related to the impairment of long-lived assets for underperforming stores and a $3.7 million charge related to leases associate with closed stores.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2011 and 2010 was 6.8 percent and 0.4 percent, respectively.  Interest expense increased by $60.8 million to $64.8 million for the six months ended January 31, 2011 as compared to the same period in prior year.  The increase is primarily due to a charge totaling $45.8 million associated with the first amendment to our Term Loan on September 24, 2010.  In accordance with ASC 470-50, Debt-Modifications and Extinguishments, the amendment is considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  The charge consisted of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, a $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.  The remaining $15.0 million increase in interest expense is due primarily to interest related to the Term Loan totaling $11.4 million and an increase in the weighted average effective interest rate associated with the revolving credit agreement to 3.6 percent as compared to 1.6 percent for the same period in the prior year.

Income Tax Expense (Benefit).  Income tax expense totaled $6.3 million for the six months ended January 31, 2011 as compared to a $10.8 million income tax benefit for the same period in the prior year.  Income tax expense for the six months ended January 31, 2011 is primarily associated with earnings of our Canadian subsidiaries.  Income tax benefit for the six months ended January 31, 2010 is the result of the recognition of a $16.9 million tax refund received during the second quarter of fiscal year 2010 associated with the WHBA, partially offset by tax expense primarily associated with our Canadian subsidiaries.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service.  Through January 31, 2011, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments.  The average vendor payment terms during the six months ended January 31, 2011 was approximately 42 days.  As of January 31, 2011, we had cash and cash equivalents totaling $31.4 million.

Net cash used in operating activities increased from $31.5 million for the six months ended January 31, 2010 to $54.7 million for the six months ended January 31, 2011.  The $23.2 million increase is the result of: (1) a $73.9 million increase in inventory; (2) a $15.2 million payment related to the Term Loan amendment; (3) a $15.0 million increase in interest payments primarily related to the Term Loan; and (4) an $11.1 million decrease in federal tax refunds.  The increase in cash used in operating activities was partially offset by: (1) a $32.4 million decrease related to the timing of vendor payments; (2) a $16.7 million decrease in cash payments related to lease terminations associated with closed stores; and (3) an increase in cash generated from operations.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at January 31, 2011 was $776.9 million, an increase of $39.1 million compared to inventory levels at January 31, 2010.  The increase is primarily the result of additional merchandise purchased for the Valentine’s Day selling period.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consists of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase borrowings up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At January 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $177.4 million.

Based on the most recent inventory appraisal performed as of October 31, 2010, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  The monthly borrowing rates calculated from the cost of eligible inventory are as follows: ranging from 59 percent to 61 percent for the period of January 2011 through August 2011, 63 percent for the month of September 2011 and ranging from 71 to 73 percent for the period of October 2011 through December 2011.

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

We are required to maintain excess availability (as defined in the Revolving Credit Agreement) of not less than $60 million during the thirty days prior to, and six months after, on a projected basis, August 11, 2011.  In addition, excess availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. Excess availability was approximately $127 million as of January 31, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of January 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling approximately $13 million.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight line basis over the four year life of the Revolving Credit Agreement.

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

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment is considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.  Our ability to repay the Term Loan prior to maturity is restricted by certain conditions under the Revolving Credit Agreement, including a fixed charge coverage ratio that we currently do not meet.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve month periods ending January 31, 2011, April 30, 2011 and July 31, 2011 is $18 million, $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve month periods ending January 31, 2011, April 30, 2011 and July 31, 2011 is CAD $27 million, CAD $28 million and CAD $30 million, respectively. As of January 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 41 percent and 35 percent, respectively, to breach these covenants. Liquidity (as defined in the Term Loan) was $257 million as of January 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan.  As of January 31, 2011, we were in compliance with all covenants under the Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, at any time beginning on August 31, 2010, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS will provide credit insurance for our customers and will receive 40 percent of the net profits, as defined, and the remaining 60 percent will be paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90 day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  Our customers use our private label credit card to pay for approximately 19 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve month period are less than $315 million or if net card sales during a twelve month period decrease by 20 percent or more from the prior twelve month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  Our customers use our private label credit card to pay for approximately 34 percent of purchases in the U.S.

Lease Terminations

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations.  The potential liability for base rent payments under the remaining three leases which have not yet been settled as of January 31, 2011 totaled approximately $3.7 million.  Settlements with respect to the obligations for the three remaining locations are still under negotiation.  As of January 31, 2011, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $4.4 million.  During the six months ended January 31, 2011, we made payments totaling $2.5 million.  In addition, the lease reserve was increased by $1.3 million as a result of changes in assumptions used to calculate the reserve.

During the first six months of fiscal year 2011, we recorded lease termination charges related to certain store closures primarily in Fine Jewelry.  As of January 31, 2011, the remaining lease reserve associated with the store closures totaled $2.3 million.  During the six months ended January 31, 2011, we made payments totaling $3.2 million and incurred additional charges of $0.3 million related to the closures.

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

Capital Expenditures

During the six months ended January 31, 2011, we invested approximately $0.4 million in capital expenditures to convert three stores to different nameplates and open one store in Fine Jewelry.  We also opened six stores in Kiosk Jewelry.  We invested approximately $4.0 million to remodel, relocate and refurbish five stores in Fine Jewelry and to complete store enhancement projects.  We also invested $1.1 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $10 million in capital expenditures for the remainder of fiscal year 2011, including $5 million in existing store refurbishments and approximately $5 million in capital investments related to information technology infrastructure and support operations.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to substantial gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar denominated.  However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations.  During the six months ended January 31, 2011 and 2010, the average Canadian currency rate appreciated by approximately five percent and eight percent, respectively, relative to the U.S. dollar.  The appreciation in the Canadian currency rate for the six months ended January 31, 2011 resulted in a $7.5 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $3.6 million and $2.7 million, respectively.  The appreciation in the Canadian currency rate for the six months ended January 31, 2010 resulted in an $8.7 million increase in reported revenues, substantially offset by an increase in reported cost of sales and selling, general and administrative expenses of $4.2 million and $3.1 million, respectively.

Inflation.  In management’s opinion, changes in revenues, net earnings, and inventory valuation that have resulted from inflation and changing prices have not been material during the periods presented.  However, our vendors have experienced significant increases in commodity costs, especially diamond and gold costs.  It is likely that the increase in commodity prices will result in higher merchandise costs, which could materially affect us in the future.

At January 31, 2011, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting implemented during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We also are affected by fluctuations in the price of diamonds, gold and other commodities.  A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.  Our vendors have experienced significant increases in commodity costs, especially diamond and gold costs.  It is likely that the increase in commodity prices will result in higher merchandise costs, which could materially affect us in the future.  In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

ZALE CORPORATION
(Registrant)

Date: March 10, 2011	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)