Form 10-Q
period 2011-04-30
ZALE CORP
filed 2011-06-08
CIK 109156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 1, 2011, 32,156,036 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Revenues	$411,843	$359,843	$1,365,296	$1,271,305
Cost and expenses:
Cost of sales	205,424	177,103	678,677	639,019
Selling, general and administrative	202,347	194,069	655,635	649,518
Depreciation and amortization	9,773	11,593	31,052	38,123
Other (gains) charges	(265)	1,802	3,715	28,759
Operating loss	(5,436)	(24,724)	(3,783)	(84,114)
Interest expense	8,653	1,954	73,433	5,924
Loss before income taxes	(14,089)	(26,678)	(77,216)	(90,038)
Income tax (benefit) expense	(4,161)	(12,047)	2,124	(22,865)
Loss from continuing operations	(9,928)	(14,631)	(79,340)	(67,173)
Earnings (loss) from discontinued operations, net of taxes	935	2,536	(324)	2,021
Net loss	$(8,993)	$(12,095)	$(79,664)	$(65,152)

Basic net loss per common share:
Loss from continuing operations	$(0.31)	$(0.46)	$(2.47)	$(2.10)
Earnings (loss) from discontinued operations	0.03	0.08	(0.01)	0.07
Net loss per share	$(0.28)	$(0.38)	$(2.48)	$(2.03)

Diluted net loss per common share:
Loss from continuing operations	$(0.31)	$(0.46)	$(2.47)	$(2.10)
Earnings (loss) from discontinued operations	0.03	0.08	(0.01)	0.07
Net loss per share	$(0.28)	$(0.38)	$(2.48)	$(2.03)

Weighted average number of common shares outstanding:
Basic	32,135	32,107	32,122	32,047
Diluted	32,135	32,107	32,122	32,047

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2011	July 31, 2010	April 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$36,875	$26,235	$23,906
Merchandise inventories	756,439	703,115	693,127
Other current assets	37,635	41,964	56,054
Total current assets	830,949	771,314	773,087

Property and equipment	704,131	693,775	708,306
Less accumulated depreciation and amortization	(555,046)	(520,416)	(518,596)
Net property and equipment	149,085	173,359	189,710

Goodwill	105,336	98,388	100,414
Other assets	44,145	52,668	34,228
Deferred tax asset	63,791	64,652	50,452
Total assets	$1,193,306	$1,160,381	$1,147,891

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$332,293	$317,922	$289,103
Deferred tax liability	58,729	59,136	48,194
Current portion of long-term debt	—	11,250	—
Total current liabilities	391,022	388,308	337,297

Long-term debt, less current portion	375,454	284,684	299,300
Other liabilities	180,795	179,369	184,879

Contingencies	—	—	—

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	160,915	160,645	146,929
Accumulated other comprehensive income	65,128	48,440	52,031
Accumulated earnings	484,346	564,010	592,530
	710,877	773,583	791,978
Treasury stock	(464,842)	(465,563)	(465,563)
Total stockholders’ investment	246,035	308,020	326,415
Total liabilities and stockholders’ investment	$1,193,306	$1,160,381	$1,147,891

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(79,664)	$(65,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest	33,659	502
Depreciation and amortization	31,052	38,123
Deferred taxes	(523)	3,006
Loss on disposition of property and equipment	514	744
Impairment charges	3,664	23,261
Stock-based compensation	1,772	3,181
Loss (earnings) from discontinued operations	324	(2,021)
Changes in operating assets and liabilities:
Merchandise inventories	(42,532)	55,402
Other current assets	4,712	(3,875)
Other assets	(1,742)	(4,385)
Accounts payable and accrued liabilities	16,080	(11,888)
Other liabilities	(925)	(7,496)
Net cash (used in) provided by operating activities	(33,609)	29,402

Cash Flows From Investing Activities:
Payments for property and equipment	(8,109)	(10,803)
Purchase of available-for-sale investments	(7,232)	(2,160)
Proceeds from sales of available-for-sale investments	5,082	2,021
Net cash used in investing activities	(10,259)	(10,942)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,740,300	3,910,100
Payments on revolving credit agreement	(2,670,300)	(3,921,300)
Payments on senior secured term loan	(11,250)	—
Net cash provided by (used in) financing activities	58,750	(11,200)

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(5,054)	(8,910)

Effect of exchange rate changes on cash	812	569

Net change in cash and cash equivalents	10,640	(1,081)
Cash and cash equivalents at beginning of period	26,235	24,987
Cash and cash equivalents at end of period	$36,875	$23,906

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At April 30, 2011, we operated 1,173 specialty retail jewelry stores and 673 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Reclassifications.  Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to our fiscal year 2011 presentation.  In the consolidated statements of operations for the three and nine months ended April 30, 2010, we recorded gains totaling $2.5 million and $2.0 million, respectively, related to leases associated with the Bailey Banks & Biddle brand that was sold in November 2007.  In our third quarter fiscal year 2010 Form 10-Q, these amounts were included in other (gains) charges and loss from continuing operations.  In our third quarter fiscal year 2011 Form 10-Q, we have reclassified the gains to earnings (loss) from discontinued operations.  We have also reclassified $8.9 million in cash payments from accounts payable and accrued liabilities to net cash used in operating activities of discontinued operations in the consolidated statement of cash flows for the nine months ended April 30, 2010 in order to correct the presentation in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations.

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

Our revolving credit agreement was executed in May 2010.  We believe the outstanding principal approximates fair value as of April 30, 2011.  The fair value of the $140.5 million of borrowings under the Senior Secured Term Loan totaled approximately $126.7 million as of April 30, 2011.  The fair values of the revolving credit agreement and the Senior Secured Term Loan were based on estimates of current interest rates for similar debt, a Level 3 input.

At the end of the second quarter of fiscal year 2011, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $86.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.3 million of goodwill related to the Piercing Pagoda acquisition.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 16.5 percent to 19 percent based on our weighted average cost of capital.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to risks associated with the operations of each reporting unit.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

We calculate the estimated fair value of the closed store reserve pursuant to ASC 420, Exit or Disposal Cost Obligations, using Level 3 inputs, including the present value of the remaining lease rentals and other charges using a weighted average cost of capital, reduced by estimated sublease rentals.  The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.  The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated.

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices, a Level 1 input.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at April 30, 2011 have contractual maturities ranging from 1 to 21 years.  Our investments consist of the following (in thousands):

	April 30, 2011		April 30, 2010
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$21,819	$22,858	$18,013	$18,811
Corporate bonds and notes	1,866	2,001	2,706	2,873
Corporate equity securities	3,501	4,206	3,828	3,981
	$27,186	$29,065	$24,547	$25,665

At April 30, 2011 and 2010, the carrying value of investments included a net unrealized gain of $1.9 million and $1.1 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and nine months ended April 30, 2011 and 2010.

3.              LONG—TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30,
	2011	2010

Revolving credit agreement	$235,000	$299,300
Senior Secured Term Loan	140,454	—
	$375,454	$299,300

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity for the remainder of the credit facility.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At April 30, 2011, we had borrowing availability under the Revolving Credit Agreement of $194.0 million.

Based on the most recent inventory appraisal performed as of February 28, 2011, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  The monthly borrowing rates calculated from the cost of eligible inventory are as follows: ranging from 60 percent to 63 percent for the period of April 2011 through September 2011, ranging from 72 percent to 74 percent for the period of October 2011 through December 2011 and ranging from 60 to 63 percent for the period of January 2012 through March 2012.

Borrowings under the Revolving Credit Agreement bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter’s unused commitment.

Excess availability (as defined in the Revolving Credit Agreement) cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months.  Excess availability was approximately $144.0 million as of April 30, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling $14.1 million, including $1.1 million associated with the April 21, 2011 extension of the $120 million portion of the credit facility.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis over the four-year life of the Revolving Credit Agreement.

On September 24, 2010, we received a waiver and consent from the lenders under the Amended and Restated Revolving Credit Agreement permitting the amendments to our Senior Secured Term Loan and the related payments to Z Investment Holdings, LLC (see below for additional details).

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.  Debt issuance costs associated with the Term Loan totaled approximately $13.0 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve-month periods ending April 30, 2011 and July 31, 2011 is $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve-month periods ending April 30, 2011 and July 31, 2011 is CAD $28 million and CAD $30 million, respectively.  As of April 30, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 41 percent and 31 percent, respectively, to breach these covenants.  Liquidity (as defined in the Term Loan) was $266.0 million as of April 30, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan.  As of April 30, 2011, we were in compliance with all covenants under the Term Loan.

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

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

4.              LEASE TERMINATIONS

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry, and lease obligations associated with the Bailey Banks & Biddle brand that was sold in November 2007.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the nine months ended April 30, 2011, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle (a)	Total

Beginning of period	$5,135	$5,642	$10,777
Additions	51	324	375
Payments	(4,000)	(5,054)	(9,054)
End of period	$1,186	$912	$2,098

(a)  The remaining liability for base rent payments under the three leases which have not yet been settled as of April 30, 2011 totaled approximately $2.8 million.

5.              OTHER (GAINS) CHARGES

Other (gains) charges consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Store closure adjustments	$(265)	$1,802	$51	$5,498
Store impairments	—	—	3,664	23,261
	$(265)	$1,802	$3,715	$28,759

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

During the three months ended April 30, 2011 and 2010, we incurred a net loss of $9.0 million and $12.1 million, respectively.  During the nine months ended April 30, 2011 and 2010, we incurred a net loss of $79.7 million and $65.2 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three and nine month periods presented.

The calculation of diluted weighted average shares excludes the impact of 3.1 million and 2.9 million antidilutive stock options for the three months ended April 30, 2011 and 2010, respectively, and 3.0 million and 2.9 million antidilutive stock options for the nine months ended April 30, 2011 and 2010, respectively.  The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidilutive warrants for the three and nine months ended April 30, 2011.

7.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The following table gives further detail regarding the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net loss	$(8,993)	$(12,095)	$(79,664)	$(65,152)
Foreign currency translation adjustment	10,945	11,754	16,215	13,990
Unrealized gain on securities, net	283	325	473	734
Comprehensive income (loss)	$2,235	$(16)	$(62,976)	$(50,428)

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Beginning of period	$53,900	$39,952	$48,440	$37,307
Foreign currency translation adjustment	10,945	11,754	16,215	13,990
Unrealized gain on securities, net	283	325	473	734
End of period	$65,128	$52,031	$65,128	$52,031

8.              INCOME TAXES

Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. and Puerto Rico subsidiaries, a valuation allowance totaling $34.0 million was recorded during the first quarter of fiscal year 2011.  Subsequently, we reduced the valuation allowance by $9.0 million as a result of earnings generated by our U.S. and Puerto Rico subsidiaries and the recognition of a tax refund associated with the Worker, Homeownership and Business Assistance Act of 2009.  The increase in the valuation allowance during fiscal year 2011 totaled $25.0 million.

9.              DISPOSITION OF BAILEY BANKS & BIDDLE

In November 2007, we sold substantially all of the assets and certain liabilities related to the Bailey Banks & Biddle brand to Finlay.  In connection with the sale, we assigned the applicable store leases to Finlay.  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As a result, we recorded lease termination charges totaling $23.2 million in fiscal year 2009.  The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments.  We recorded gains related to the leases totaling $0.9 million and $2.5 million in discontinued operations during the three months ended April 30, 2011 and 2010, respectively.  We recorded a charge related to the leases totaling $0.3 million and a gain totaling $2.0 million in discontinued operations during the nine months ended April 30, 2011 and 2010, respectively.  There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

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

Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
Selected Financial Data by Segment	2011	2010	2011	2010
	(in thousands)
Revenues:
Fine Jewelry (a)	$347,078	$300,324	$1,168,473	$1,086,556
Kiosk	61,426	56,497	187,593	176,030
All Other	3,339	3,022	9,230	8,719
Total revenues	$411,843	$359,843	$1,365,296	$1,271,305

Depreciation and amortization:
Fine Jewelry	$6,847	$7,935	$21,344	$26,872
Kiosk	832	939	2,563	3,177
All Other	—	—	—	—
Unallocated	2,094	2,719	7,145	8,074
Total depreciation and amortization	$9,773	$11,593	$31,052	$38,123

Operating loss:
Fine Jewelry (b)	$(6,284)	$(16,593)	$1,045	$(64,427)
Kiosk (c)	7,527	5,109	17,857	12,146
All Other	1,983	1,225	5,764	3,971
Unallocated (d)	(8,662)	(14,465)	(28,449)	(35,804)
Total operating loss	$(5,436)	$(24,724)	$(3,783)	$(84,114)

(a)

Includes $61.6 million and $50.8 million for the three months ended April 30, 2011 and 2010, respectively, and $229.5 million and $204.3 million for the nine months ended April 30, 2011 and 2010, respectively, related to foreign operations.

(b)

Includes a $0.3 million gain and a $1.8 million charge related to leases associated with store closures for the three months ended April 30, 2011 and 2010, respectively. Includes $3.7 million and $27.7 million related to charges associated with store closures and store impairments for the nine months ended April 30, 2011 and 2010, respectively.

(c)	Includes $1.1 million related to charges for store impairments for the nine months ended April 30, 2010.

(d)

Excludes carrying costs charged to the segments totaling $13.5 million and $13.0 million for the three months ended April 30, 2011 and 2010, respectively, and $36.9 million and $43.3 million for the nine months ended April 30, 2011 and 2010, respectively.

11.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  The suits alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  On August 9, 2010, the two lawsuits were consolidated into one.  On April 7, 2011, the court granted the defendants’ motion to dismiss the lawsuits, without prejudice, and provided plaintiffs with a 45 day period within which to file an amended complaint.  On May 23, 2011, the plaintiffs filed an amended complaint.  We intend to vigorously contest the complaint, however, the Company cannot predict the outcome of the lawsuit.

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

On April 21, 2011, the Securities and Exchange Commission concluded their investigation of the Company with respect to the matters underlying the lawsuits and demands described above and did not recommend any enforcement action against the Company.  No penalties or fines were assessed to the Company.

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

12.       DEFERRED REVENUE

In fiscal year 2007, we began offering our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  ASC 605-20, Revenue Recognition — Services, requires recognition of revenue related to extended warranty products in proportion to the costs expected to be incurred if sufficient historical evidence exists to demonstrate the pattern of expected costs.  Based on our determination that we have insufficient historical evidence related to costs associated with the lifetime warranty program, we recognize the revenue on a straight-line basis over a five-year period.  In addition, we offer our Kiosk Jewelry customers a one-year warranty that covers a one-time replacement for breakage.  The revenue from the one-year warranties is recognized over a 12-month period.  The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Deferred revenue, beginning of period	$231,707	$220,367	$218,882	$210,180
Warranties sold (a)	27,898	20,032	84,518	63,169
Revenue recognized (b)	(24,480)	(18,702)	(68,275)	(51,652)
Deferred revenue, end of period	$235,125	$221,697	$235,125	$221,697

(a)

Warranty sales for the three and nine months ended April 30, 2011 include approximately $2.2 million and $3.2 million, respectively, related to appreciation of the Canadian currency rate on the deferred revenue balance at the beginning of the period. Warranty sales for the three and nine months ended April 30, 2010 include approximately $2.3 million and $2.6 million, respectively, related to appreciation of the Canadian currency rate on the deferred revenue balance at the beginning of the period.

(b)

In fiscal year 2007, we replaced our two-year warranties with lifetime warranties. The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period. As a result, revenues recognized will not be comparable until fiscal year 2012, when five years of revenue will be included in the consolidated statement of operations.

The deferred revenue balance associated with warranties included in current and non-current liabilities is as follows (in thousands):

	April 30,
	2011	2010

Current liabilities	$95,769	$74,904
Non-current liabilities	139,356	146,793
Deferred revenue, end of period	$235,125	$221,697

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2011, we operated 1,173 fine jewelry stores and 673 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Comparable store sales increased by 15.2 percent during the third quarter of fiscal year 2011.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 14.2 percent for the quarter.  Gross margin decreased by 70 basis points to 50.1 percent during the third quarter of fiscal year 2011 compared to the same period in the prior year.  The decrease in gross margin was due to a 220 basis point decrease related primarily to an increase in the cost of merchandise and a change in sales mix to lower margin merchandise, partially offset by a 90 basis point decrease in inventory impairment charges as a result of improved sales and an increase in revenues recognized related to warranties.  Operating margin improved by 560 basis points to negative 1.3 percent compared to negative 6.9 percent in the same period in the prior year primarily as a result of increased sales.

During the nine months ended April 30, 2011 and 2010, the Canadian currency rate appreciated by approximately five percent and 12 percent, respectively, relative to the U.S. dollar.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2011 resulted in a $10.8 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $5.2 million and $4.3 million, respectively.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2010 resulted in a $23.1 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $10.9 million and $8.9 million, respectively.

Net earnings associated with warranties totaled $51.9 million for the nine months ended April 30, 2011, compared to $36.3 million for the same period in the prior year.  The increase in net earnings is primarily the result of a change in the warranty product sold to our Fine Jewelry customers from a two-year warranty to a lifetime warranty in fiscal year 2007 and increased sales.  The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.  As a result, revenues recognized will not be comparable until fiscal year 2012, when revenues related to sales of lifetime warranties over a five-year period will be included in the consolidated statement of operations.

Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates.  The inflation rates pertaining to merchandise inventories, especially as they relate to gold, silver and diamond costs, are primary components in determining our LIFO inventory.  As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $5.4 million and $9.1 million during the three and nine months ended April 30, 2011, respectively.  The LIFO charge for the three and nine months ended April 30, 2010 totaled $1.9 million and $2.8 million, respectively.

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

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of sales	49.9	49.2	49.7	50.3
Selling, general and administrative	49.1	53.9	48.0	51.1
Depreciation and amortization	2.4	3.2	2.3	3.0
Other (gains) charges	(0.1)	0.5	0.3	2.3
Operating loss	(1.3)	(6.9)	(0.3)	(6.6)
Interest expense	2.1	0.5	5.4	0.5
Loss before income taxes	(3.4)	(7.4)	(5.7)	(7.1)
Income tax (benefit) expense	(1.0)	(3.3)	0.2	(1.8)
Loss from continuing operations	(2.4)	(4.1)	(5.8)	(5.3)
Earnings (loss) from discontinued operations, net of taxes	0.2	0.7	—	0.2
Net loss	(2.2)%	(3.4)%	(5.8)%	(5.1)%

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Revenues.  Revenues for the quarter ended April 30, 2011 were $411.8 million, an increase of 14.5 percent compared to revenues of $359.8 million for the same period in the prior year.  Comparable store sales increased 15.2 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 14.2 percent increase in the number of customer transactions and a 2.3 percent increase in average transaction value in our fine jewelry stores.  The increase in revenue was also due to a $5.8 million increase in revenues recognized related to warranties and a $3.3 million increase related to the appreciation of the Canadian currency rate, partially offset by a decrease in revenues related to 55 stores closed since April 30, 2010.

Fine Jewelry contributed $347.1 million of revenues in the quarter ended April 30, 2011, an increase of 15.6 percent compared to $300.3 million for the same period in the prior year.

Kiosk Jewelry contributed $61.4 million of revenues for the quarter ended April 30, 2011, compared to $56.5 million in the prior year, representing an increase of 8.7 percent.  The increase in revenues is due primarily to a 2.6 percent increase in the number of customer transactions and 3.9 percent increase in average transaction value.

All Other contributed $3.3 million in revenues for the quarter ended April 30, 2011, an increase of 10.5 percent compared to $3.0 million for the same period in the prior year.

During the quarter ended April 30, 2011, we opened one and closed two locations in Kiosk Jewelry.  In addition, we closed 24 stores in Fine Jewelry.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.9 percent for the quarter ended April 30, 2011, compared to 49.2 percent for the same period in the prior year.  The increase is due to a 160 basis point increase related primarily to higher cost of merchandise and a change in sales mix to lower margin merchandise, partially offset by a 90 basis point decrease in inventory impairment charges as a result of improved sales and an increase in revenues recognized related to warranties compared to the same period in the prior year.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 49.1 percent of revenues for the quarter ended April 30, 2011, compared to 53.9 percent for the same period in the prior year.  SG&A increased by $8.3 million to $202.3 million for the quarter ended April 30, 2011.  The increase is the result of a $7.1 million increase in labor costs and store performance-based compensation associated with improved sales and a $5.8 million increase in promotional costs related primarily to Valentine’s Day advertising.  The increase was partially offset by a $3.7 million decrease in professional fees and severance costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended April 30, 2011 and 2010 was 2.4 percent and 3.2 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded in the current and prior year.

Other (Gains) Charges.  Other (gains) charges for the quarter ended April 30, 2011 and 2010 includes a gain of $0.3 million and a charge of $1.8 million, respectively, related to leases associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2011 and 2010 was 2.1 percent and 0.5 percent, respectively.  Interest expense increased by $6.7 million to $8.7 million for the quarter ended April 30, 2011 as compared to the same period in the prior year.  The increase is primarily due to interest related to the Senior Secured Term Loan (the “Term Loan”) totaling $5.1 million and an increase in the weighted average effective interest rate associated with the revolving credit agreement to 3.7 percent as compared to 1.5 percent for the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax benefit totaled $4.2 million for the three months ended April 30, 2011, as compared to $12.0 million for the same period in the prior year.  The income tax benefit for the three months ended April 30, 2011 and 2010 is primarily the result of the recognition of a $4.6 million and a $12.8 million tax refund, respectively, associated with the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”), partially offset by tax expense primarily associated with our Canadian subsidiaries.

Nine Months Ended April 30, 2011 Compared to Nine Months Ended April 30, 2010

Revenues.  Revenues for the nine months ended April 30, 2011 were $1,365.3 million, an increase of 7.4 percent compared to revenues of $1,271.3 million for the same period in the prior year.  Comparable store sales increased 7.6 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 5.8 percent increase in average transaction value in our fine jewelry stores and a 2.3 percent increase in the number of customer transactions.  The increase in revenue was also due to $16.5 million in revenues recognized related to warranties and a $10.8 million increase related to the appreciation of the Canadian currency rate, partially offset by a decrease in revenues related to 55 stores closed since April 30, 2010.

Fine Jewelry contributed $1,168.5 million of revenues in the nine months ended April 30, 2011, an increase of 7.5 percent compared to $1,086.6 million for the same period in the prior year.

Kiosk Jewelry contributed $187.6 million of revenues in the nine months ended April 30, 2011 compared to $176.0 million in the prior year, representing an increase of 6.6 percent.  The increase in revenues is due primarily to a 1.4 percent increase in the number of customer transactions and 2.8 percent increase in average transaction value.

All Other contributed $9.2 million in revenues for the nine months ended April 30, 2011, as compared to $8.7 million for the same period in the prior year, representing an increase of 5.9 percent.

During the nine months ended April 30, 2011, we converted three store locations to different nameplates and opened one store in Fine Jewelry.  We also opened seven locations in Kiosk Jewelry.  In addition, we closed 46 stores in Fine Jewelry and six locations in Kiosk Jewelry.

Cost of Sales.  Cost of sales includes cost of merchandise sold, as well as receiving and distribution costs.  Cost of sales as a percentage of revenues was 49.7 percent for the nine months ended April 30, 2011, compared to 50.3 percent for the same period in the prior year.  The decrease is primarily due to a 150 basis point decrease in inventory impairment charges as a result of improved sales and an increase in revenues recognized related to warranties compared to the same period in the prior year, partially offset by a 110 basis point increase related to both the cost of merchandise and a change in sale mix to lower margin merchandise.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 48.0 percent of revenues for the nine months ended April 30, 2011, compared to 51.1 percent for the same period in the prior year.  SG&A increased by $6.1 million to $655.6 million for the nine months ended April 30, 2011.  The increase is primarily the result of a $13.8 million increase in labor costs and store and corporate performance-based compensation associated with improved sales and a $2.3 million increase in fees related to our private label credit card programs primarily due to increased sales in the U.S.  The increase was partially offset by a $2.3 million decrease in promotional costs resulting from a more efficient use of advertising dollars during the Holiday season and an $8.3 million decrease in professional fees and severance costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2011 and 2010 was 2.3 percent and 3.0 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded in the current and prior year.

Other (Gains) Charges.  Other (gains) charges for the nine months ended April 30, 2011 includes a $3.7 million charge related to the impairment of long-lived assets for underperforming stores.  Other (gains) charges for the nine months ended April 30, 2010 includes a $23.3 million charge related to the impairment of long-lived assets for underperforming stores and a $5.5 million charge related to leases associated with closed stores.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2011 and 2010 was 5.4 percent and 0.5 percent, respectively.  Interest expense increased by $67.5 million to $73.4 million for the nine months ended April 30, 2011 as compared to the same period in the prior year.  The increase is primarily due to a charge totaling $45.8 million associated with the first amendment to our Term Loan on September 24, 2010.  In accordance with ASC 470-50, Debt-Modifications and Extinguishments, the amendment is considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  The charge consisted of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, a $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.  The remaining $21.7 million increase in interest expense is due primarily to interest related to the Term Loan totaling $16.2 million and an increase in the weighted average effective interest rate associated with the revolving credit agreement to 3.6 percent as compared to 1.6 percent for the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax expense totaled $2.1 million for the nine months ended April 30, 2011 as compared to a $22.9 million income tax benefit for the same period in the prior year.  The income tax expense for the nine months ended April 30, 2011 is primarily associated with earnings of our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the WHBA.  The income tax benefit for the nine months ended April 30, 2010 is primarily the result of the recognition of a $29.7 million refund associated with the WHBA, partially offset by tax expense primarily associated with our Canadian subsidiaries.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Through April 30, 2011, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments.  The average vendor payment terms during the nine months ended April 30, 2011 and 2010 was approximately 45 days and 41 days, respectively.  As of April 30, 2011, we had cash and cash equivalents totaling $36.9 million.

Net cash from operating activities decreased from $29.4 million for the nine months ended April 30, 2010 to a deficit of $33.6 million for the nine months ended April 30, 2011.  The $63.0 million decrease is the result of: (1) a $97.9 million increase in inventory; (2) a $15.2 million payment related to the Term Loan amendment; (3) a $21.7 million increase in interest payments primarily related to the Term Loan; and (4) a $14.3 million decrease in federal tax refunds.  The increase was partially offset by: (1) a $14.6 million decrease related to the timing of vendor payments; (2) a $10.7 million decrease in cash payments related to lease terminations associated with closed stores; and (3) an increase in cash generated from operations.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at April 30, 2011 was $756.4 million, an increase of $63.3 million compared to inventory levels at April 30, 2010.  The increase is the result of higher merchandise cost, additional merchandise purchased as a result of increased sales, an increase in the Canadian exchange rate and lower inventory valuation reserves due to improved inventory turn.  The increase was partially offset by a $12.0 million increase in the LIFO reserve compared to the same period in the prior year.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity for the remainder of the credit facility.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At April 30, 2011, we had borrowing availability under the Revolving Credit Agreement of $194.0 million.

Based on the most recent inventory appraisal performed as of February 28, 2011, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph.  The monthly borrowing rates calculated from the cost of eligible inventory are as follows: ranging from 60 percent to 63 percent for the period of April 2011 through September 2011, ranging from 72 percent to 74 percent for the period of October 2011 through December 2011 and ranging from 60 to 63 percent for the period of January 2012 through March 2012.

Borrowings under the Revolving Credit Agreement bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter’s unused commitment.

Excess availability (as defined in the Revolving Credit Agreement) cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months.  Excess availability was approximately $144.0 million as of April 30, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

We incurred debt issuance costs associated with the Revolving Credit Agreement totaling $14.1 million, including $1.1 million associated with the April 21, 2011 extension of the $120 million portion of the credit facility.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis over the four-year life of the Revolving Credit Agreement.

Senior Secured Term Loan

On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the “Term Loan”) and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets.  The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan.  Debt issuance costs associated with the Term Loan totaled approximately $13.0 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda minimum store contribution threshold for the twelve-month periods ending April 30, 2011 and July 31, 2011 is $19 million and $20 million, respectively.  The Zale Canada minimum store contribution threshold for the twelve-month periods ending April 30, 2011 and July 31, 2011 is CAD $28 million and CAD $30 million, respectively.  As of April 30, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 41 percent and 31 percent, respectively, to breach these covenants.  Liquidity (as defined in the Term Loan) was $266.0 million as of April 30, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan.  As of April 30, 2011, we were in compliance with all covenants under the Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS provides credit insurance for our customers and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  As of April 30, 2011, credit sales exceeded the $50 million threshold for the program year ending June 30, 2011.  Our customers use our private label credit card to pay for approximately 22 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  As of April 30, 2011, we were in compliance with all covenants under the MSA.  We will be required to meet the net credit card sales threshold of $315 million beginning October 1, 2011, which we expect to exceed.  Our customers use our private label credit card to pay for approximately 36 percent of purchases in the U.S.

Lease Terminations

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand’s store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations.  The remaining liability for base rent payments under the remaining three leases which have not yet been settled as of April 30, 2011 totaled approximately $2.8 million.  As of April 30, 2011, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $0.9 million.  During the nine months ended April 30, 2011, we made payments totaling $5.1 million.  In addition, the lease reserve was increased by $0.3 million as a result of changes in assumptions used to calculate the reserve.

During the first nine months of fiscal year 2011, we recorded lease termination charges totaling $0.1 million related to certain Fine Jewelry stores closed in fiscal year 2009.  As of April 30, 2011, the remaining lease reserve associated with the store closures totaled $1.2 million.  During the nine months ended April 30, 2011, we made payments totaling $4.0 million related to the closures.

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

Capital Expenditures

During the nine months ended April 30, 2011, we invested approximately $0.4 million in capital expenditures to convert three stores to different nameplates and open one store in Fine Jewelry.  We also opened seven stores in Kiosk Jewelry.  We invested approximately $4.5 million to remodel, relocate and refurbish eight stores in Fine Jewelry and to complete store enhancement projects.  We also invested $3.2 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $7.5 million in capital expenditures for the remainder of fiscal year 2011, including $4.3 million in existing store refurbishments and approximately $3.2 million in capital investments related to information technology infrastructure and support operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar denominated.  However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations.  During the nine months ended April 30, 2011 and 2010, the average Canadian currency rate appreciated by approximately five percent and 12 percent, respectively, relative to the U.S. dollar.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2011 resulted in a $10.8 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $5.2 million and $4.3 million, respectively.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2010 resulted in a $23.1 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $10.9 million and $8.9 million, respectively.

Inflation.  Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to gold, silver and diamond costs, are primary components in determining our LIFO inventory.  As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $5.4 million and $9.1 million during the three and nine months ended April 30, 2011, respectively.  The LIFO charge for the three and nine months ended April 30, 2010 totaled $1.9 million and $2.8 million, respectively.  It is likely that the increase in commodity prices will continue to result in higher merchandise costs, which could materially affect us in the future.

At April 30, 2011, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting implemented during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company included restated financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in order to correct certain accounting errors.  As previously disclosed, the Staff of the Fort Worth, Texas office of the Securities and Exchange Commission (the “SEC”) has been conducting a formal investigation of the circumstances underlying the restatement.  On April 14, 2011, the SEC notified the Company that they had completed the investigation and did not recommend any enforcement action against the Company.

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

We also are affected by fluctuations in the price of diamonds, gold and other commodities.  A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.  Our vendors have experienced significant increases in commodity costs, especially diamond, gold and silver costs.  It is likely that the increase in commodity prices will result in higher merchandise costs, which could materially affect us in the future.  In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

Evaluating goodwill and other long-lived assets for impairment is highly complex and involves many subjective estimates, assumptions and judgments by our management.  For instance, management makes estimates and assumptions with respect to future cash flow projections, terminal growth rates, discount rates and long-term business plans.  If our actual results are not consistent with our estimates, assumptions and judgments made by management, we may be required to recognize impairments.

Additional factors that may adversely affect our financial performance.

Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
4.1*	Form of Assignment and Acceptance Agreement, dated as of April 21, 2011
31.1*	Rule 13a-14(a) Certification of Principal executive officer
31.2*	Rule 13a-14(a) Certification of Principal financial officer
32.1*	Section 1350 Certification of Principal executive officer
32.2*	Section 1350 Certification of Principal financial officer

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: June 8, 2011	By:	/s/ MATTHEW W. APPEL
Matthew W. Appel
Chief Administrative Officer and Chief Financial Officer
(principal financial officer of the registrant)