Form 10-K
period 2011-07-31
ZALE CORP
filed 2011-09-20
CIK 109156

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

For the fiscal year ended July 31, 2011

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

        Zale Corporation's common stock, par value $0.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the "Act") and is listed on the New York Stock Exchange. Zale Corporation is not a well-known seasoned issuer. Zale Corporation does not have any securities registered under Section 12(g) of the Act. Zale Corporation is required to file reports pursuant to Section 13 of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2011 was $149,504,600. For this purpose, directors and officers have been assumed to be affiliates. As of September 13, 2011, 32,162,161 shares of Zale Corporation's common stock were outstanding.

        Zale Corporation is an accelerated filer.

        Zale Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on December 2, 2011 are incorporated by reference into Part III.

ZALE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

        We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry. At July 31, 2011, we operated 1,163 specialty retail jewelry stores and 666 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2011, we generated $1.7 billion of revenues. We compete in the approximately $64 billion U.S. and Canadian retail jewelry industry by leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brands' long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing as jewelry products are generally unbranded and consumers must trust a retailer's reliability, credibility and commitment to customer service.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2011, Fine Jewelry generated $1.5 billion, or 86 percent of our revenues and Kiosk Jewelry generated $239 million, or 14 percent of our revenues.

Fine Jewelry

        Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides customers with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. In addition, we have made a strategic decision to expand our brand reach through the e-commerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com and www.peoplesjewellers.com.

  Zales Jewelers and Gordon's Jewelers

        Zales, our U.S. based flagship, is a leading brand name in jewelry retailing in the U.S., operating 650 stores in 50 states and Puerto Rico with an average store size of 1,686 square feet. Gordon's operates 168 stores in 27 states and Puerto Rico with an average store size of 1,517 square feet.

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

        Zales Jewelers' and Gordon's Jewelers' combined revenues accounted for 59 percent of our total revenues, with an average transaction value of $422 in fiscal year 2011. Additionally, both brands operate as multi-channel retailers and serve internet customers through the e-commerce sites: www.zales.com and www.gordonsjewelers.com, which accounted for approximately four percent of our total revenues in fiscal year 2011. Internet sales totaled $74.3 million in fiscal year 2011 compared to $63.8 million in fiscal year 2010.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 213 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer in Canada. Canadian operations consist of two brands, Peoples Jewellers and Mappins Jewellers, and accounted for 17 percent of our total revenues in fiscal year 2011. The average store size is 1,613 square feet with an average transaction value of $335 in fiscal year 2011. Beginning in October 2010, Peoples Jewellers serves internet customers through the e-commerce site, www.peoplesjewellers.com.

        Peoples Jewellers and Mappins Jewellers are two of the most recognized brand names in Canada. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian customers. Using the trademark "Peoples the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Since 2000, the Peoples brand has built recognition through an aggressive television campaign. Over the past five years, Peoples had the largest television campaign of any Canadian jewelry retailer. Mappins Jewellers differentiates itself by offering exclusive merchandise primarily in its bridal assortment and branded jewelry lines.

  Zales Outlet

        We operate 132 Zales Outlet stores in 35 states and Puerto Rico, sales from which accounted for 10 percent of our total revenues in fiscal year 2011. The average store size is 2,360 square feet, with an average transaction value of $455 in fiscal year 2011.

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

Kiosk Jewelry

        Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks, and targets the opening price point jewelry customer. In May 2010, we expanded our presence in Kiosk Jewelry through the e-commerce site, www.pagoda.com. At July 31, 2011, Piercing Pagoda operated 666 locations in 41 states and Puerto Rico, sales from which accounted for 14 percent of our total revenues in fiscal year 2011. Kiosk Jewelry specializes in gold, silver and non-precious metal products, including entry level diamond merchandise, that capitalize on the latest fashion trends.

        At the entry level price point, Kiosk Jewelry services fashion conscious customers of all ages. Kiosk Jewelry offers an extensive collection of bracelets, earrings, charms, rings, and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site.

        Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. The kiosk locations average 188 square feet in size, with an average transaction value of $41 in fiscal year 2011.

All Other

        We provide insurance and reinsurance facilities for various types of insurance coverage, which are marketed primarily to our private label credit card customers, through Zale Indemnity Company, Zale Life Insurance Company, Jewel Re-Insurance Ltd. and ZCSC, LLC. These four companies are the insurers (either through direct written or reinsurance contracts) of our customer credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2011, 36 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label arrangement with Citibank, our insurance affiliates provide insurance to holders of our U.S. private label credit card and receive payments for such insurance products. On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS will provide credit insurance for our Canadian customers and will receive 40 percent of the net profits and the remaining 60 percent will be paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. In fiscal year 2011, All Other accounted for approximately one percent of our total revenues.

Industry and Competition

        Jewelry retailing is highly fragmented and competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department store jewelry departments. We believe that we also are competing for consumers' discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-oriented merchandise, personalized customer service and ability to offer private label credit card programs to customers wishing to finance their purchases. Our success also is dependent on our ability to both create and react to customer demand for specific merchandise categories.

        The U.S. and Canadian retail jewelry industry accounted for approximately $64 billion of sales in 2010, according to publicly available data. We have a three percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores, specialty retail jewelers (such as Signet Jewelers Limited) and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2011	2010	2009
Zales (including zales.com)	$851,748	$788,491	$879,424
Gordon's (including gordonsjewelers.com)	174,475	174,586	230,995
Zales Outlet	166,317	154,747	168,497
Peoples and Mappins (including peoplesjewellers.com)(a)(b)	298,107	260,683	256,710
Piercing Pagoda (including pagoda.com)(c)	239,231	226,187	232,809
Insurance	12,685	11,611	11,309

	$1,742,563	$1,616,305	$1,779,744

Average Sales Per Location (in thousands)(d):
Zales	$1,184	$1,079	$1,142
Gordon's	940	875	965
Zales Outlet	1,229	1,147	1,149
Peoples and Mappins	1,409	1,212	1,213
Piercing Pagoda	356	338	330

(a)
In October 2010, we commenced operations of an e-commerce site for Peoples Jewellers.

(b)
Reflects all revenue from Canadian operations, which constitutes all of our foreign operations. Long-lived assets from foreign operations totaled approximately $30.9 million, $35.4 million and $40.6 million at July 31, 2011, 2010 and 2009, respectively.

(c)
In May 2010, we commenced operations of an e-commerce site for Piercing Pagoda.

(d)
Based on merchandise sales for locations open a full 12 months during the applicable year.

	Locations by Brand
Year Ended July 31, 2011	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales	1	26	650
Gordon's	—	24	168
Zales Outlet	2	6	132
Peoples and Mappins	1	3	213
Piercing Pagoda	7	13	666

	11	72	1,829

Year Ended July 31, 2010
Zales	—	18	675
Gordon's	—	10	192
Zales Outlet	—	4	136
Peoples and Mappins	6	3	215
Piercing Pagoda	—	12	672

	6	47	1,890

Year Ended July 31, 2009
Zales	3	94	693
Gordon's	—	59	202
Zales Outlet	6	9	140
Peoples and Mappins	5	1	212
Piercing Pagoda	—	55	684

	14	218	1,931

Business Segment Data

        Information concerning sales, segment income and total assets attributable to each of our business segments is set forth below in Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the "Notes to Consolidated Financial Statements," all of which are incorporated herein by reference.

Customer Experience

        Our stores are designed to differentiate our brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies, all of which enhance the customer experience. Our store layout is designed to optimize merchandise presentation, which provides particular focus on arrangement of showcases, lighting and materials. To support peak selling seasons, merchandise presentations are changed periodically.

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales and personnel matters. Administrative matters, including purchasing, distribution and payroll, are consolidated at the corporate level to maintain efficiency and lower operating costs. To protect the investment in our fine jewelry, all stores also offer protection plans to our guests that provide extended warranty coverage that may be purchased at the customer's option, and generous return and exchange policies. To facilitate sales, stores will hold merchandise in layaway, generally requiring a deposit of not less than 10 percent of the purchase price at the inception of the layaway transaction.

        We believe it is important to provide knowledgeable and responsive customer service and we maintain a strong focus on connecting with the customer, both through advertising and in-store communications and service. Our goal is to form and sustain an effective relationship with the customer from the first sale. We have a centralized customer service call center to effectively address customer service issues at lower aggregate cost.

        We continue to focus on the level and frequency of our employee education and training programs, particularly with store managers and jewelry consultants. We provide selling and merchandise product training for all store personnel. In fiscal year 2011, we launched a new training program, Engage, designed to ensure our jewelry consultants across all brands will provide a consistent customer experience. We have also continued to expand Diamond Council of America ("DCA") training to our store managers, district managers, regional directors and certain jewelry consultants to provide a more in-depth understanding of the technical aspects of selling diamonds. At July 31, 2011, 48 percent of our store personnel were DCA certified compared to 15 percent last year.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. We have a direct sourcing team that purchases products from 20 countries and we operate a manufacturing subsidiary that is our largest supplier of finished products. At the end of fiscal year 2011, approximately four percent and 15 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. All purchasing is done through buying offices at our corporate headquarters ("Store Support Center"). Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. We had $53.5 million and $81.1 million of consignment inventory on hand at July 31, 2011 and 2010, respectively. During fiscal years 2011 and 2010, we purchased approximately 17 percent and 20 percent, respectively, of our finished merchandise from our top five vendors with no single vendor exceeding five percent in 2011. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

        We maintain stringent inventory control systems, extensive security systems and loss prevention procedures to minimize inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience theft losses from time to time, and maintain insurance to cover such external losses.

        As a specialty retail jeweler, we are affected by industry-wide fluctuations in the prices of diamonds, gold, silver and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, Diamond Trading Company, which has traditionally controlled the sale of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to Diamond Trading Company and our suppliers is to some extent dependent on the political environment in diamond-producing countries and on continuation of prevailing supply and marketing arrangements for raw diamonds. Until alternate sources are developed, any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.

Proprietary Credit

        Our private label credit card programs help facilitate the sale of merchandise to customers who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit plans under our private label credit card programs, which allows our jewelry consultants to provide the customer with a variety of financing options. Approximately 32 percent and 34 percent of our U.S. sales (excluding Piercing Pagoda which does not offer proprietary credit) were financed by proprietary credit in fiscal years 2011 and 2010, respectively. Our Canadian propriety credit card sales represented approximately 21 percent and 22 percent of Canadian sales for fiscal years 2011 and 2010, respectively.

        In March 2001, we entered into a 10-year agreement with Citibank under which Citibank issued private label credit cards branded with an appropriate trademark, and provided financing for our U.S. customers to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varied according to the credit plan that was chosen by the customer (i.e., revolving, interest free). The agreement also enabled us to write credit insurance. In September 2010, prior to the scheduled expiration of the Citibank agreement in March 2011, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank, to provide financing for our U.S. customers beginning October 1, 2010.

        In May 2010, we entered into a five year Private Label Credit Card Program Agreement with TDFS to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.

        In August 2011, we entered into an agreement with Monterey Financial Services, Inc. to provide alternative financing options to our U.S. customers who have been declined by Citibank.

Employees

        As of July 31, 2011, we had approximately 12,600 employees, of whom approximately 14 percent were Canadian employees and less than one percent of whom were represented by unions. Additionally, we usually hire temporary employees during November and December of each year, the Holiday season.

Seasonality

        As a specialty retailer of fine jewelry, our business is seasonal in nature, with our second fiscal quarter, which includes the holiday months of November and December, accounting for a disproportionately greater percentage of annual sales and cash flow than the other three quarters. Other important periods include Valentine's Day and Mother's Day. We expect such seasonality to continue.

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

        We have a data center operations services agreement with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and technology support. In June 2010, we entered into a new services agreement that supersedes the agreement that was scheduled to expire in 2012. The new agreement requires fixed payments totaling $34.5 million over a

74-month period plus a variable amount based on usage. We believe that by outsourcing our data center operations, we are better able to focus our resources on developing and executing our strategic initiatives.

        We have historically upgraded, and expect to continue to upgrade, our information systems to improve operations and support future growth. We estimate we will make capital expenditures of approximately $8 million in fiscal year 2012 for enhancements to our information systems and infrastructure.

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

        The sale of insurance products is also regulated. Our four wholly-owned insurance companies are required to file reports with various insurance commissions, and are also subject to regulations relating to capital adequacy, the payment of dividends and the operation of their businesses generally. State laws also impose registration and disclosure obligations with respect to the credit and other insurance products that we sell to our customers. In addition, the providers of our private label credit programs are subject to disclosure and other requirements under state and federal law and are subject to review by the Federal Trade Commission and the state and federal banking regulators.

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

        The U.S. Dodd-Frank Act requires the Securities and Exchange Commission ("SEC") to issue rules, which are still being prepared, for the disclosure and reporting on the use of certain minerals, including gold, which come from the conflict zones of the Democratic Republic of Congo and adjoining countries. The supply chain for gold and other minerals is complex and it is estimated that the rules will likely add to the Company's costs, but this increase is not expected to be material.

Available Information

        We provide links to our filings with the SEC and to the SEC filings of our directors and executive officers under Section 16 (Forms 3, 4 and 5) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge, on our website at www.zalecorp.com, under the heading "Investor Relations" in the "SEC Filings" section. These links are automatically updated, so the filings are available immediately after they are made publicly available by the SEC. These filings also are available through the SEC's EDGAR system at www.sec.gov.

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

         Any disruption in the supply of finished goods from our largest merchandise vendors could adversely impact our sales.

        We purchase substantial amounts of finished goods from our five largest merchandise vendors. If our supply with these top vendors was disrupted, particularly at certain critical times of the year, our sales could be adversely affected in the short-term until alternative supply arrangements could be established.

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

        The U.S. Dodd-Frank Act requires the Securities and Exchange Commission to issue rules, which are still being prepared, for the disclosure and reporting on the use of certain minerals, including gold, which come from the conflict zones of the Democratic Republic of Congo and adjoining countries. The supply chain for gold and other minerals is complex and it is estimated that the rules will likely add to the Company's costs, but this increase is not expected to be material.

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

         We are dependent upon our revolving credit agreement, senior secured term loan and other third party financing arrangements for our liquidity needs.

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

         Any security breach with respect to our information technology systems could result in legal or financial liabilities, damage to our reputation and a loss of customer confidence.

        During the course of our business, we regularly obtain and transmit through our information technology systems customer credit and other data. If our information technology systems are breached due to the actions of outside parties, or otherwise, an unauthorized third party may obtain access to confidential customer information. Any breach of our systems that results in unauthorized access to customer information could cause us to incur significant legal and financial liabilities, damage to our reputation and a loss of customer confidence. In each case, these impacts could have an adverse effect on our business and results of operations.

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

         Additional factors may adversely affect our financial performance.

        Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations, may negatively impact our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 430,000 square foot facility, which serves as our corporate headquarters and primary distribution facility. The lease for this facility extends through March 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. Our Canadian distribution operation is conducted in a leased 26,280 square foot facility in Toronto, Ontario with a lease term through November 2014. We also lease a 20,000 square foot distribution and warehousing facility in Irving, Texas, with a lease term through February 2012, which serves as the Piercing Pagoda distribution center.

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

        We lease 19 percent of our store and kiosk locations from Simon Property Group and 13 percent of our store and kiosk locations from General Growth Management, Inc. No other lessor accounts for 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of our leases as of July 31, 2011:

Term Expires	Stores	Kiosks	Other(a)	Total	Percentage of Total
2012	230	314	3	547	29.8%
2013	195	224	—	419	22.8%
2014	144	70	—	214	11.7%
2015	136	47	1	184	10.0%
2016 and thereafter	458	11	1	470	25.7%

	1,163	666	5	1,834	100.0%

(a)
Other includes the Store Support Center, distribution centers and storage facilities.

        Management believes that substantially all of the store leases expiring in fiscal year 2012 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. We expect that leases will be renewed on terms not materially different than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

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

Name	Age	Position
Theo Killion	60	Chief Executive Officer
Matthew W. Appel	55	Chief Administrative Officer and Chief Financial Officer
Gilbert P. Hollander	58	Executive Vice President, Chief Merchant and Sourcing Officer
Richard A. Lennox	46	Executive Vice President, Chief Marketing Officer
Jeannie Barsam	50	Senior Vice President, Merchandise Planning and Allocation
John A. Legg	49	Senior Vice President, Supply Chain
Becky Mick	49	Senior Vice President, Chief Stores Officer
Toyin Ogun	51	Senior Vice President, Human Resources and Customer Service

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

        Mr. Matthew W. Appel was appointed Chief Administrative Officer of the Company effective May 5, 2011, and continues to serve as the Company's Chief Financial Officer. Mr. Appel was named Executive Vice President of the Company effective May 2009 and appointed Chief Financial Officer of the Company on June 15, 2009. From March 2007 to May 2009, Mr. Appel served as Vice President and Chief Financial Officer of ExlService Holdings, Inc. Prior to ExlService Holdings, Inc, Mr. Appel was Vice President, BPO Product Management from 2006 to 2007 and Vice President, Finance and Administration BPO from 2003 through 2005 at Electronic Data Systems Corporation. From 2001 to 2003, Mr. Appel was the Senior Vice President, Finance and Accounting BPO at Affiliated Computer Services, Inc. Mr. Appel began his career with Arthur Andersen, where he spent seven years in their audit practice. Mr. Appel is a certified public accountant and certified management accountant.

        Mr. Gilbert P. Hollander was appointed Executive Vice President and Chief Sourcing Officer in September 2007, and was given the additional title of Chief Merchant on January 13, 2010. Prior to that appointment, Mr. Hollander served as President, Corporate Sourcing/Piercing Pagoda beginning in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

        Mr. Richard A. Lennox was appointed Executive Vice President, Chief Marketing Officer of the Company effective August 2009. Prior to joining the Company, Mr. Lennox served as Executive Vice President, Marketing Director at J. Walter Thompson–New York. Mr. Lennox started at J. Walter Thompson in 1989 and held various senior level marketing positions. He began his career in 1987 with AGB–London.

        Ms. Jeannie Barsam was appointed Senior Vice President, Merchandise Planning and Allocation in March 2011. Prior to joining the Company, Ms. Barsam served as Senior Vice President, Planning and Allocation of Charlotte Russe, Inc. from November 2009 to February 2011. From December 2007 to November 2009, Ms. Barsam served as Senior Vice President, Merchandise Planning and Allocation of The Talbots, Inc. Prior to The Talbots, Inc., Ms. Barsam held various senior management positions with Gap, Inc. from August 2000 to December 2007.

        Mr. John A. Legg was appointed Senior Vice President, Supply Chain in August 2010. Prior to joining the Company, Mr. Legg served as Managing Director of Management Services International, LLC from 2008 to 2010. From 2007 to 2008, Mr. Legg was Senior Vice President, Global Distribution and Logistics of The Warnaco Group, Inc. Prior to The Warnaco Group, Inc., Mr. Legg was Vice President, International Distribution of Liz Claiborne, Inc., from 1999 to 2007.

        Ms. Becky Mick was appointed Senior Vice President, Chief Stores Officer in July 2010. Ms. Mick served as Vice President Zale North America since joining the Company in September 2008. Prior to joining the Company, Ms. Mick served as Vice President, Director of Stores and Operations of The Disney Store from May 2006 to April 2008. Ms. Mick served as Vice President of The Children's Place from August 2005 to May 2006. From 1997 to 2005, Ms. Mick held various management positions with Old Navy.

        Mr. Toyin Ogun was appointed Senior Vice President, Human Resource and Customer Service in March 2011. Prior to joining the Company, Mr. Ogun served as Vice President, Human Resource of L.L. Bean, Inc. from October 2009 to March 2010. Mr. Ogun served as Senior Vice President and Chief Talent Officer of Sears Holdings from August 2007 to August 2009. Prior to Sears Holdings, Mr. Ogun held various senior management positions with Limited Brands, Inc. from February 1998 to August 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "ZLC." The following table sets forth the high and low sale prices as reported on the NYSE for our common stock for each fiscal quarter during the two most recent fiscal years.

	2011		2010
	High	Low	High	Low
First	$2.70	$1.53	$8.20	$4.73
Second	$5.76	$2.72	$5.51	$2.08
Third	$4.92	$3.40	$3.80	$1.83
Fourth	$6.81	$3.25	$3.27	$1.39

        As of September 13, 2011, the Company's outstanding shares of common stock were held by approximately 556 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our revolving credit agreement and our Senior Secured Term Loan limit our ability to pay dividends or repurchase our common stock. At July 31, 2011, we had borrowing availability under the revolving credit agreement of approximately $161.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements–Long-Term Debt" for additional information related to our revolving credit agreement and Senior Secured Term Loan.

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from July 31, 2006 to July 31, 2011. The comparison assumes $100 was invested on July 31, 2006 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

	7/31/06	1/31/07	7/31/07	1/31/08	7/31/08	1/31/09	7/31/09	1/31/10	7/31/10	1/31/11	7/31/11
Zale Corporation	$100.00	$107.46	$82.90	$63.88	$86.37	$4.84	$23.12	$8.51	$6.87	$18.24	$21.91
S&P 500	100.00	113.75	116.13	111.12	103.25	68.20	82.64	90.79	94.07	110.94	112.56
S&P Smallcap Spec	100.00	120.80	113.16	80.95	81.36	44.66	78.49	91.31	103.22	133.34	129.97
S&P 600 Smallcap	100.00	112.98	114.10	104.97	104.66	66.41	84.49	92.29	100.69	120.83	125.58

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data and balance sheet data for each of the fiscal years ended July 31, 2011, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements. The statement of operations and balance sheet data for the fiscal year ended July 31, 2007 has been derived from our unaudited consolidated financial statements. During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of operations. All amounts in the following table are in thousands, except per share amounts.

	Year Ended July 31,
	2011	2010	2009	2008	2007
Revenues	$1,742,563	$1,616,305	$1,779,744	$2,138,041	$2,152,785

Costs and expenses:
Cost of sales(a)	862,468	802,172	948,572	1,089,553	1,029,553
Selling, general and administrative	859,588	846,205	934,249	991,772	974,855
Depreciation and amortization	41,326	50,005	58,947	60,244	56,595
Other charges (gains)(b)	7,047	33,370	46,940	(10,700)	9,658

Operating (loss) earnings	(27,866)	(115,447)	(208,964)	7,172	82,124
Interest expense(c)	82,619	15,657	10,399	12,364	18,969
Other gains(d)	—	(6,564)	—	(3,500)	—

(Loss) earnings before income taxes	(110,485)	(124,540)	(219,363)	(1,692)	63,155
Income tax expense (benefit)	1,557	(28,750)	(53,015)	4,761	16,812

(Loss) earnings from continuing operations	(112,042)	(95,790)	(166,348)	(6,453)	46,343
(Loss) earnings from discontinued operations, net of taxes	(264)	2,118	(23,155)	7,084	11,143

Net (loss) earnings	$(112,306)	$(93,672)	$(189,503)	$631	$57,486

Basic net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(3.49)	$(2.99)	$(5.21)	$(0.15)	$0.95
(Loss) earnings from discontinued operations	(0.01)	0.07	(0.73)	0.16	0.23

Basic net (loss) earnings per share	$(3.50)	$(2.92)	$(5.94)	$0.01	$1.18

Diluted net (loss) earnings per common share:
(Loss) earnings from continuing operations	$(3.49)	$(2.99)	$(5.21)	$(0.15)	$0.95
(Loss) earnings from discontinued operations	(0.01)	0.07	(0.73)	0.16	0.22

Diluted net (loss) earnings per share	$(3.50)	$(2.92)	$(5.94)	$0.01	$1.17

Weighted-average number of common shares outstanding:
Basic	32,129	32,062	31,899	42,361	48,694
Diluted	32,129	32,062	31,899	42,476	48,995
Balance Sheet Data:
Working capital	$399,553	$372,109	$460,885	$613,665	$774,778
Total assets	1,189,899	1,171,278	1,230,972	1,415,260	1,600,144
Long-term debt	395,454	284,684	310,500	326,306	227,306
Total stockholders' investment	212,827	308,020	373,793	566,471	880,414

(a)
In fiscal year 2009, cost of sales includes a charge of $13.5 million related to inventory impairments.

(b)
Fiscal year 2011 includes $7.0 million related to costs associated with store closures and store impairments. Fiscal year 2010 includes $33.4 million related to costs associated with store closures and store impairments. Fiscal year 2009 includes $46.9 million related to costs associated with store closures, store impairments and goodwill impairments. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy and a $1.9 million store impairment charge. Fiscal year 2007 includes a $7.2 million derivative loss and a $2.5 million charge related to store impairments.

(c)
Fiscal year 2011 includes a charge of $45.8 million associated with the first amendment to our Senior Secured Term Loan.

(d)
Fiscal year 2010 includes a gain of $8.3 million related to a decrease in the fair value of the warrants issued in connection with the Senior Secured Term Loan and a $1.7 million charge related to debt issuance costs attributable to the warrants. Fiscal year 2008 includes a gain of $3.5 million related to the sale of our interest in a diamond known as the "Incomparable Diamond."

Segment Data

        We report our business under three segments: Fine Jewelry, Kiosk Jewelry and All Other. All Other includes insurance and reinsurance operations. Operating earnings by segment are calculated before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs are before income taxes and include corporate employee related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization. All amounts in the following table are in thousands.

	Year Ended July 31,
Selected Financial Data by Segment	2011	2010	2009	2008	2007
Revenues:
Fine Jewelry(a)	$1,490,647	$1,378,507	$1,535,626	$1,876,170	$1,876,580
Kiosk(b)	239,231	226,187	232,809	249,489	262,627
All Other	12,685	11,611	11,309	12,382	13,578

Total revenues	$1,742,563	$1,616,305	$1,779,744	$2,138,041	$2,152,785

Depreciation and amortization:
Fine Jewelry	$28,009	$35,558	$42,407	$42,832	$39,933
Kiosk	3,361	4,120	4,899	5,296	5,625
All Other	—	—	—	—	—
Unallocated	9,956	10,327	11,641	12,116	11,037

Total depreciation and amortization	$41,326	$50,005	$58,947	$60,244	$56,595

Operating (loss) earnings:
Fine Jewelry(c)	$(16,312)	$(84,818)	$(192,683)	$18,909	$100,531
Kiosk(d)	16,060	13,133	2,465	9,905	6,170
All Other	7,831	4,731	5,706	5,641	6,780
Unallocated(e)	(35,445)	(48,493)	(24,452)	(27,283)	(31,357)

Total operating (loss) earnings	$(27,866)	$(115,447)	$(208,964)	$7,172	$82,124

Assets(f):
Fine Jewelry(g)	$805,245	$820,353	$868,227	$987,369	$1,250,967
Kiosk	85,999	85,631	107,457	118,601	120,660
All Other	40,406	33,643	24,842	27,234	25,406
Unallocated	258,249	231,651	230,446	282,056	203,111

Total assets	$1,189,899	$1,171,278	$1,230,972	$1,415,260	$1,600,144

Capital expenditures:
Fine Jewelry	$8,818	$9,945	$18,702	$59,289	$47,433
Kiosk	—	—	420	3,266	3,036
All Other	—	—	—	—	—
Unallocated	6,497	4,705	9,235	22,582	28,791

Total capital expenditures	$15,315	$14,650	$28,357	$85,137	$79,260

(a)
Includes $298.1, $260.7, $256.7, $321.9 and $272.0 million in fiscal years 2011, 2010, 2009, 2008 and 2007, respectively, related to foreign operations.

(b)
Includes $2.8 million in fiscal year 2007, related to foreign operations. All foreign locations were closed in fiscal year 2007.

(c)
Includes $7.0 million and $32.3 million in fiscal years 2011 and 2010, respectively, related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge. Fiscal year 2007 includes a $2.0 million store impairment charge.

(d)
Fiscal year 2010 includes a $1.1 million charge associated with store impairments. Fiscal year 2009 includes $0.4 million related to costs associated with store closures. Fiscal year 2007 includes a $0.5 million charge related to store impairments.

(e)
Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Fiscal year 2007 includes a $7.2 million derivative loss. Also includes credits of $46.1, $55.5, $60.1, $66.8 and $66.7 million in fiscal years 2011, 2010, 2009, 2008 and 2007, respectively, to offset internal carrying costs charged to the segments.

(f)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(g)
Includes $30.9, $35.4, $40.6, $47.0 and $37.5 million of fixed assets in fiscal years 2011, 2010, 2009, 2008 and 2007, respectively, related to foreign operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2011, we operated 1,163 fine jewelry stores and 666 kiosks located primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of five brands, Zales Jewelers®, Zales Outlet®, Gordon's Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented consumer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

        In fiscal year 2010, we began the execution of a multi-year strategy to stabilize the business and return the Company to profitability. The key elements of that strategy include:

  •
  Rebuilding the core merchandise assortment.

          We began rebuilding our core merchandise assortment, which had declined to 60 percent of our inventory at January 31, 2010. At July 31, 2011, our core assortment increased to approximately 80 percent. The increase in the core assortment has contributed to increased liquidity and positive comparable store sales over the last three quarters of fiscal year 2011. The increased liquidity has enabled our merchants to enhance our inventory by selectively pursuing other merchandise. In August 2011, we entered into partnerships with Vera Wang and Jessica Simpson to develop exclusive wedding and diamond fashion collections.

  •
  Creating a compelling marketing message that supports the core assortment.

          In fiscal year 2011, we reintroduced Zales Jewelers and Peoples Jewellers as "The Diamond Store" by emphasizing our core diamond assortment in our marketing message. In fiscal year 2012, we will also leverage the exclusive partnerships with Vera Wang and Jessica Simpson to enhance the marketing for our core assortment.

  •
  Investing in personnel in key functions to enhance effectiveness.

          In fiscal year 2011, we launched a new training program, Engage, designed to ensure our jewelry consultants provide a consistent customer experience across all brands and expanded Diamond Council of America training to our store managers, district managers, regional directors and certain jewelry consultants to provide a more in-depth understanding of the technical aspects of selling diamonds. We have also invested in key functions in our store support center including Merchandising, Human Resources, Marketing and Merchandise Planning to support our field operations.

  •
  Establishing the financial foundation needed to enhance liquidity and improve business performance.

          In May 2010, we secured a $150 million Senior Secured Term Loan and extended our revolving credit agreement. In May 2010, we entered into an agreement with TD Financing Services, Inc. ("TDFS"), a wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian customers to purchase merchandise through private label credit cards. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. In September 2010, prior to the scheduled expiration of the Citibank agreement in March 2011, we entered into a five-year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank (South Dakota), N.A. to provide financing for our U.S. customers beginning October 1, 2010. In August 2011, we entered into an agreement with Monterey Financial Services, Inc. to provide alternative financing options to our U.S. customers who have been declined by Citibank.

        Comparable store sales increased by 8.1 percent during fiscal year 2011. At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 7.1 percent for the fiscal year. Gross margin increased by 10 basis points to 50.5 percent for the fiscal year ended July 31, 2011 compared to the same period in the prior year. The increase in gross margin was due to a 100 basis point increase in revenues recognized related to warranties, a 110 basis point decrease in inventory impairment charges as a result of improved sales and a 25 basis point decrease in merchandise discounts. The increase was partially offset by a 220 basis point increase in the cost of merchandise, including an $11.3 million increase in the last-in, first-out ("LIFO") inventory charge, and a change in the sales mix to lower margin merchandise. Operating margin improved by 550 basis points to negative 1.6 percent compared to negative 7.1 percent in the same period in the prior year primarily as a result of increased sales and a $26 million net decrease in store impairments and closure charges.

        During the fiscal year ended July 31, 2011 and 2010, the average Canadian currency rate appreciated by approximately six percent and 12 percent, respectively, relative to the U.S. dollar. The appreciation in the Canadian currency rate for the year ended July 31, 2011 resulted in a $15.6 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $7.5 million and $6.7 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2010 resulted in a $27.9 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of the appreciation in the Canadian dollar, we recorded gains associated with the settlement of Canadian accounts payable totaling $1.4 million and $2.8 million during the fiscal years ended July 31, 2011 and 2010, respectively.

        Net earnings associated with warranties totaled $72.6 million for the year ended July 31, 2011, compared to $51.1 million for the same period in the prior year. The increase in net earnings is primarily the result of increased sales and a change in our warranty product from a two-year warranty to a lifetime warranty in fiscal year 2007. The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.

        Substantially all U.S. inventories represent finished goods, which are valued using the LIFO retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold, and silver costs, are primary components in determining our LIFO inventory. As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $17.0 million and $5.7 million during the fiscal years ended July 31, 2011 and 2010, respectively.

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

	Year Ended July 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	49.5	49.6	53.3
Selling, general and administrative	49.3	52.4	52.5
Depreciation and amortization	2.4	3.1	3.3
Other charges	0.4	2.1	2.6

Operating loss	(1.6)	(7.1)	(11.7)
Interest expense	4.7	1.0	0.6
Other gains	—	(0.4)	—

Loss before income taxes	(6.3)	(7.7)	(12.3)
Income tax expense (benefit)	0.1	(1.8)	(3.0)

Loss from continuing operations	(6.4)	(5.9)	(9.3)
(Loss) earnings from discontinued operations, net of taxes	—	0.1	(1.3)

Net loss	(6.4)%	(5.8)%	(10.6)%

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

        Revenues.    Revenues for fiscal year 2011 were $1,742.6 million, an increase of 7.8 percent compared to revenues of $1,616.3 million for the same period in the prior fiscal year. Comparable store sales increased 8.1 percent as compared to the same period in the prior year. The increase in comparable store sales was attributable to a 5.9 percent increase in average transaction value in our fine jewelry stores and a 2.6 percent increase in the number of customer transactions. The increase in revenue was also due to $22.4 million in revenues recognized related to warranties and a $15.6 million increase related to the appreciation of the Canadian currency rate, partially offset by a decrease in revenues related to 61 stores closed (net of store openings) during fiscal year 2011.

        Fine Jewelry contributed $1,490.6 million of revenues in the fiscal year ended July 31, 2011, an increase of 8.1 percent as compared to $1,378.5 million for the same period in the prior year.

        Kiosk Jewelry contributed $239.2 million of revenues in the fiscal year ended July 31, 2011 as compared to $226.2 million in the prior year, representing an increase of 5.8 percent. The increase in revenue is due primarily to a 3.4 percent increase in average transaction value.

        All Other contributed $12.7 million in revenues for the fiscal year ended July 31, 2011 as compared to $11.6 million for the same period in the prior year, representing an increase of 9.3 percent.

        During the fiscal year ended July 31, 2011, we opened four stores in Fine Jewelry and seven locations in Kiosk Jewelry. In addition, we closed 59 stores in Fine Jewelry and 13 kiosks in Kiosk Jewelry.

        Cost of Sales.    Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties. Cost of sales as a percentage of revenues was 49.5 percent for the year ended July 31, 2011, compared to 49.6 percent for the same period in the prior year. The decrease is due to a 110 basis point decrease in inventory impairment charges as a result of improved sales and a 25 basis point decrease in merchandise discounts compared to the same period in the prior year. The decrease was partially offset by a 125 basis point increase in the cost of merchandise, including an $11.3 million increase in the LIFO inventory charge, and a change in sale mix to lower margin merchandise.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 49.3 percent of revenues for the year ended July 31, 2011, compared to 52.4 percent for the same period in the prior year. The 310 basis point improvement was primarily the result of improved sales. SG&A increased by $13.4 million to $859.6 million for the year ended July 31, 2011. The increase is primarily the result of a $23.4 million increase in labor costs and store and corporate performance-based compensation associated with improved sales and a $5.7 million increase in credit card fees primarily due to increased sales in the U.S. The increase was partially offset by a $7.6 million decrease in professional fees and severance costs, a $5.8 million decrease related to fees paid to Citibank in fiscal year 2010 and a $3.2 million decrease in rent and occupancy costs.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2011 and 2010 was 2.4 percent and 3.1 percent, respectively. The decrease is primarily the result of store closures and impairment charges recorded during fiscal years 2011 and 2010.

        Other Charges.    Other charges for the year ended July 31, 2011 includes a $6.8 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.3 million charge associated with store closures. Other charges for the year ended July 31, 2010 includes a $29.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $3.4 million charge associated with store closures.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2011 and 2010 was 4.7 percent and 1.0 percent, respectively. Interest expense increased by $67.0 million to $82.6 million for the year ended July 31, 2011. The increase is primarily due to a charge totaling $45.8 million associated with the first amendment to our Senior Secured Term Loan ("Term Loan") on September 24, 2010. In accordance with Accounting Standards Codification ("ASC") 470-50, Debt-Modifications and Extinguishments, the amendment is considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value. The charge consisted of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, a $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment. The remaining $21.2 million increase in interest expense is due primarily to a $16.2 million increase in interest related to the Term Loan and an increase in the weighted-average effective interest rate associated with the revolving credit agreement to 3.7 percent as compared to 1.8 percent for the same period in the prior year.

        Other Gains.    Other gains for the year ended July 31, 2010 includes an $8.3 million gain related to a decrease in the fair value of the Warrants issued in connection with the Term Loan executed in May 2010 and a $1.7 million charge related to debt issuance costs attributable to the Warrants.

        Income Tax Expense (Benefit).    Income tax expense totaled $1.6 million for the year ended July 31, 2011, compared to a $28.8 million income tax benefit for the year ended July 31, 2010. Income tax expense for the year ended July 31, 2011 is primarily associated with earnings of our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the Worker, Homeownership and Business Assistance Act of 2009 ("WHBA"). The income tax benefit for the year ended July 31, 2010 is primarily the result of the recognition of a $33.4 million refund associated with the WHBA, partially offset by tax expense primarily associated with our Canadian subsidiaries.

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

        Revenues.    Revenues for fiscal year 2010 were $1,616.3 million, a decrease of 9.2 percent compared to revenues of $1,779.7 million for the same period in the prior fiscal year. Comparable store sales decreased 6.6 percent as compared to the same period in the prior year. The decline in comparable store sales was driven by a 5.9 percent decrease in the number of customer transactions in our fine jewelry stores and a 4.0 percent decrease in the average transaction price. The decline was also due to a decrease in revenues related to 41 stores closed (net of store openings), partially offset by an $18.2 million increase in revenues recognized related to lifetime warranties and a $27.9 million increase related to the appreciation of the Canadian currency rate.

        Fine Jewelry contributed $1,378.5 million of revenues in the fiscal year ended July 31, 2010, a decrease of 10.2 percent as compared to $1,535.6 million for the same period in the prior year.

        Kiosk Jewelry contributed $226.2 million of revenues in the fiscal year ended July 31, 2010 as compared to $232.8 million in the prior year, representing a decrease of 2.8 percent. The decrease relates primarily to a decline in the number of kiosks to 672 from 684 as of July 31, 2010 and 2009, respectively.

        All Other contributed $11.6 million in revenues for the fiscal year ended July 31, 2010 as compared to $11.3 million for the same period in the prior year, representing an increase of 2.7 percent.

        During the fiscal year ended July 31, 2010, we opened six stores in Fine Jewelry. In addition, we closed 35 stores in Fine Jewelry and 12 kiosks in Kiosk Jewelry.

        Cost of Sales.    Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties. Cost of sales as a percentage of revenues was 49.6 percent for the year ended July 31, 2010, compared to 53.3 percent for the same period in the prior year. The decrease is due to a 380 basis point improvement associated with a decline in merchandise discounts compared to the same period in the prior year and a 150 basis point improvement in lifetime warranty margins. The decrease was partially offset by a 100 basis point increase in the cost of merchandise.

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

        Other Charges.    Other charges for the year ended July 31, 2010 includes a $29.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $3.4 million charge associated with store closures. Other charges for the year ended July 31, 2009 includes a $27.0 million charge associated with store closures, a $14.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $5.0 million goodwill impairment charge related to a reporting unit in Fine Jewelry.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2010 and 2009 was 1.0 percent and 0.6 percent, respectively. Interest expense increased by $5.3 million to $15.7 million for the year ended July 31, 2010. The increase is the result of interest expense totaling $5.1 million related to the Term Loan executed in May 2010, partially offset by a decrease in the weighted-average effective interest rate associated with the revolving credit agreement from 2.6 percent in the prior year to 1.8 percent this year.

        Other Gains.    Other gains for the year ended July 31, 2010 includes an $8.3 million gain related to a decrease in the fair value of the Warrants issued in connection with the Term Loan executed in May 2010 and a $1.7 million charge related to debt issuance costs attributable to the Warrants.

        Income Tax Expense (Benefit).    The income tax benefit totaled $28.8 million for the year ended July 31, 2010, compared to $53.0 million for the year ended July 31, 2009. The income tax benefit for the year ended July 31, 2010 is the result of the recognition of refunds totaling $33.4 million associated with the WHBA, partially offset by $2.8 million of tax expense associated with our Canadian subsidiaries. The income tax benefit for fiscal year 2009 is the result of operating losses, partially offset by a net charge totaling $13.9 million related to our decision to revoke our election under ASC 740, Income Taxes, to indefinitely reinvest certain foreign earnings outside the U.S. and a $12.5 million charge related to uncertainties surrounding the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities and debt service. For fiscal year 2011, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise receipts and vendor payments. The average vendor payment terms during the year ended July 31, 2011 and 2010 was approximately 46 days and 44 days, respectively. As of July 31, 2011, we had cash and cash equivalents totaling $35.1 million.

        Net cash from operating activities decreased from $52.3 million for the year ended July 31, 2010 to a use of $47.0 million for the year ended July 31, 2011. The $99.3 million decrease is primarily the result of: (1) a $50.4 million increase in inventory; (2) a $28.8 million decrease in refunds under the WHBA; (3) a $15.2 million payment related to the Term Loan amendment; (4) a $21.2 million increase in interest payments primarily related to the Term Loan; and (5) a $46.0 million increase related to the timing of vendor payments. The decrease was partially offset by a $23.7 million decrease in cash payments related to lease terminations associated with closed stores and an increase in cash generated from operations.

        In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the "WHBA") was signed into law. The WHBA includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two years to five years, with certain limitations. In fiscal year 2011 and 2010, we recognized tax benefits associated with the WHBA totaling $4.6 million and $33.4 million, respectively, related to operating losses generated in fiscal year 2009.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent to 40 percent) occurring in November and December of each year, the Holiday season. Other important periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Owned inventory at July 31, 2011 was $720.8 million, an increase of $17.7 million compared to July 31, 2010. The increase is the result of higher merchandise cost, additional merchandise purchased as a result of increased sales, an increase in the Canadian exchange rate and lower inventory valuation reserves due to improved inventory turn. The increase was partially offset by an $11.3 million increase in the LIFO reserve compared to the same period in the prior year.

  Amended and Restated Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders. The Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011. The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million. On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity date for the remainder of the credit facility. Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables. The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011. The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements. The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets. At July 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $161.3 million.

        Based on the most recent inventory appraisal performed as of June 2011, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph. The monthly borrowing rates calculated from the cost of eligible inventory are as follows: 61 and 64 percent for August and September 2011, respectively; ranging from 72 to 74 percent for the period of October through December 2011 and ranging from 60 to 64 percent for the period of January through July 2012.

        Borrowings under the Revolving Credit Agreement bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points). We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter's unused commitment.

        Excess availability (as defined in the Revolving Credit Agreement) cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. Excess availability was approximately $111.3 million as of July 31, 2011. The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of July 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

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

  Senior Secured Term Loan

        On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the "Term Loan") and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets. The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan. Debt issuance costs associated with the Term Loan totaled approximately $13.0 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

        On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC. The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010. As a result, all future interest payments will be made in cash. In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee. The outstanding balance of the Term Loan after the amendment totaled $140.5 million. In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the amendment was considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value. As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011. The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

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

        The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ending July 31, 2011 is $20 million and CAD $30 million, respectively. As of July 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 39 percent and 31 percent, respectively, to breach these covenants. The Piercing Pagoda minimum store contribution thresholds for fiscal year 2012 range from $21 million to $26 million. The Zale Canada minimum store contribution thresholds for fiscal year 2012 range from CAD $31 million to CAD $36 million. Liquidity (as defined in the Term Loan) was $238.9 million as of July 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan by $103.9 million. As of July 31, 2011, we were in compliance with all covenants under the Term Loan.

  Warrant and Registration Rights Agreement

        In connection with the execution of the Term Loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. Issuance costs attributable to the Warrants totaling $1.7 million were expensed on the date of issuance. As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

  Private Label Credit Card Programs

        On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS") to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS provides credit insurance for our customers and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us. The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010. The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year. As of July 31, 2011, credit sales exceeded the $50 million threshold for the program year ending June 30, 2011. Our customers use our private label credit card to pay for approximately 21 percent of purchases in Canada.

        On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010. The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program. As of July 31, 2011, we were in compliance with all covenants under the MSA. We will be required to meet the net credit card sales threshold of $315 million beginning October 1, 2011, which we expect to exceed. Our customers use our private label credit card to pay for approximately 32 percent of purchases in the U.S.

  Lease Terminations

        In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the brand's store operating leases to the buyer, Finlay Fine Jewelry Corporation ("Finlay"). As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded a $23.2 million charge during the fourth quarter of fiscal year 2009 associated with all 45 Bailey Banks & Biddle locations. The remaining liability for base rent payments under the remaining three leases which have not yet been settled as of July 31, 2011 totaled approximately $2.5 million. As of July 31, 2011, the remaining lease reserve associated with the Bailey Banks & Biddle lease obligations totaled $1.2 million. During the year ended July 31, 2011, we made payments totaling $5.4 million. In addition, the lease reserve was increased by $0.9 million as a result of changes in assumptions used to calculate the reserve.

        During fiscal 2011 and 2010, we recorded lease termination charges related to certain Fine Jewelry stores closed in fiscal year 2009. As of July 31, 2011, the remaining lease reserve associated with the store closures totaled $0.6 million. During fiscal year 2011, we made payments totaling $4.9 million related to the closures.

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

Capital Expenditures

        During fiscal year 2011, we invested approximately $0.4 million in capital expenditures to convert three stores to different nameplates and open one store in Fine Jewelry. We also opened seven stores in Kiosk Jewelry. We invested approximately $8.4 million to remodel, relocate and refurbish 15 stores in Fine Jewelry and to complete store enhancement projects. We also invested $6.5 million in infrastructure, primarily related to our information technology. We anticipate investing approximately $30 million in capital expenditures in fiscal year 2012, including approximately $22 million in existing store refurbishments and approximately $8 million in capital investments related to information technology infrastructure and support operations.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2011 is presented in the following table (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt	$395	$—	$255	$140	$—	$—
Interest on Senior Secured Term Loan(a)	79	21	42	16	—	—
Operating leases(b)	686	170	252	160	104	—
Operations services agreement(c)	37	7	15	15	—	—
Other long-term liabilities(d)	6	—	—	—	—	6

Total	$1,203	$198	$564	$331	$104	$6

(a)
The Senior Secured Term Loan requires fixed quarterly interest payments of 15 percent per annum on the outstanding principal balance. This amount does not reflect any interest related to the revolving credit agreement, which would be based on the current effective rate, which was 3.7 percent as of July 31, 2011, and assumes no prepayments. In fiscal year 2011, we paid $10.4 million of interest related to our revolving credit agreement.

(b)
Operating lease obligations relate to minimum payments due under store lease agreements. Most of the store operating leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchant association dues. Excluded from our operating lease commitments are amounts related to real estate taxes, insurance, common area maintenance fees and merchant association dues. Such amounts were approximately 22 percent of base rentals for the year ended July 31, 2011.

(c)
Operations services agreement is with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and technical support.

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

Recent Accounting Pronouncement

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accountings Standards Update 2009-13, Multi-Deliverable Revenue Arrangements, ("ASU 2009-13"). ASU 2009-13 amends the criteria under Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, for separating consideration in multi-deliverable revenue arrangements. Under previous guidance, if vendor-specific objective evidence or third-party evidence of fair value were not available, the arrangement was accounted for as a single unit of accounting. The amendment allows management to estimate the selling price if either vendor-specific objective evidence or third-party evidence are unavailable. As a result of the amendment, multi-deliverable arrangements are separated in more circumstances than under the previous guidance. We adopted this standard effective August 1, 2010. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted this standard, except for the Level 3 disclosures, effective February 1, 2010. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment will instead require that all nonowner changes in stockholders' equity be presented either in a single continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of July 31, 2011.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2011, approximately four percent and 15 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. This inventory is valued at the weighted-average cost of the items.

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

        Goodwill.    In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted-average cost of capital, terminal values and updated financial projections. As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 18 percent and 60 percent, respectively, to be considered for impairment. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 92 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Premium revenues from our insurance businesses relate to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        Revenues related to lifetime warranties are recognized on a straight-line basis over an estimated life of five years, while revenues related to the optional theft protection are recognized over the two-year contract period. In addition, we offer one-year warranties to our Kiosk Jewelry customers that are recognized over the 12-month contract period. ASC 605-20 requires recognition of revenue related to extended warranty products in proportion to the costs expected to be incurred if sufficient historical evidence exists to demonstrate the pattern of expected costs. We are recognizing revenues related to warranties on a straight-line basis as a result of our determination that we currently have insufficient historical evidence to recognize revenue in proportion to the costs. Once the appropriate level of historical evidence is obtained, we believe revenue will be recognized on an accelerated basis which could have a material impact on our results of operations.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2011 of $30.4 million.

        Our Senior Secured Term Loan bears interest at a fixed rate of 15 percent and would not be affected by interest rate changes. Future and existing borrowings under our revolving credit agreement would be affected by interest rate changes. As of July 31, 2011, we had borrowings of $255 million under our revolving credit agreement. A one percent increase in the interest rate would increase annual interest expense by approximately $3 million. The outstanding principal of our revolving credit agreement and Senior Secured Term Loan approximates fair value as of July 31, 2011.

        Inflation.    Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out ("LIFO") retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to gold, silver and diamond costs, are primary components in determining our LIFO inventory. As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $17.0 million and $5.7 million during the fiscal years ended July 31, 2011 and 2010, respectively. It is likely that the increase in commodity prices will continue to result in higher merchandise costs, which could materially affect us in the future.

        Commodity Risk.    Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us. We principally address commodity risk through retail price point adjustments.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations. During the fiscal year ended July 31, 2011 and 2010, the average Canadian currency rate appreciated by approximately six percent and 12 percent, respectively, relative to the U.S. dollar. The appreciation in the Canadian currency rate for the year ended July 31, 2011 resulted in a $15.6 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $7.5 million and $6.7 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2010 resulted in a $27.9 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of the appreciation in the Canadian dollar, we recorded gains associated with the settlement of Canadian accounts payable totaling $1.4 million and $2.8 million during the fiscal years ended July 31, 2011 and 2010, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 40 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-31. We incorporate these consolidated financial statements in this document by reference.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance," "Related Party Transactions," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Other Corporate Governance Policies-Risk Management Related to Compensation Policies and Practices" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 40 for a listing of all financial statement documents included on pages F-1 through F-31.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	June 20, 2008 Form 8-K, Exhibit 3.1
4.1	Amended and Restated Credit Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.5
4.2a	Credit Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.6
4.2b	First Amendment to Credit Agreement, dated as of September 24, 2010	July 31, 2010 Form 10-K, Exhibit 4.2b
4.3	Warrant and Registration Rights Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.7
4.4a	Intercreditor Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.8
4.4b	First Amendment to Intercreditor Agreement, dated as of September 24, 2010	July 31, 2010 Form 10-K, Exhibit 4.4b
4.5	Form of Assignment and Acceptance Agreement, dated as of April 21, 2011	April 30, 2011 Form 10-Q, Exhibit 4.1
10.1*	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement	July 31, 2009 Form 10-K, Exhibit 10.2

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4b
10.4c*	Form of Non-qualified Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4c
10.4d*	Form of Restricted Stock Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4d
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4e
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4f
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Non-Employee Director Equity Compensation Plan	November 24, 2008 Form 8-K, Exhibit 10.1
10.6b*	Amendment to Zale Corporation Non-Employee Director Equity Compensation Plan	December 24, 2009 Form 8-K, Exhibit 10.1
10.6c*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.6d*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.6e*	Form of Restricted Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.2
10.6f*	Form of Deferred Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.3
10.7*	Form of Amended and Restated Employment Security Agreement with Executive Vice Presidents	December 24, 2008 Form 8-K, Exhibit 10.2
10.8*	Form of Employment Security Agreement for Corporate Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.9*	Form of Employment Security Agreement for Brand Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.10*	Amended and Restated Employment Security Agreement for Theo Killion	Filed herewith
10.11*	Employment Security Agreement with Matthew W. Appel	April 30, 2009 Form 10-Q, Exhibit 10.2
10.12*	Offer Letter to Richard Lennox	July 31, 2010 Form 10-K, Exhibit 10.12
10.13*	Separation and Release Agreement with William Acevedo	February 12, 2010 Form 8-K, Exhibit 10.3
10.14a*	Amended and Restated Employment Agreement with Neal Goldberg	December 24, 2008 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.14b*	Separation and Release Agreement with Neal Goldberg	February 12, 2010 Form 8-K, Exhibit 10.4
10.15*	Separation and Release Agreement with Mary Kwan	July 31, 2010 Form 10-K, Exhibit 10.15
10.16*	Base Salaries and Target Bonus for the Named Executives Officers	Filed herewith
10.17*	Zale Corporation Bonus Plan	July 31, 2008 Form 10-K, Exhibit 10.8
10.18a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.18b	First Amendment to Lease Agreement for Corporate Headquarter	July 31, 1996 Form 10-K, Exhibit 10.11a
10.18c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.19	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2006 Form 10-K, Exhibit 10.18
10.20	Private Label Credit Card Program Agreement	May 12, 2010 Form 8-K, Exhibit 10.1
10.21	Amended and Restated Merchant Services Agreement with Citibank (South Dakota), N.A.	October 31, 2010 Form 10-Q, Exhibit 10.1
14	Code of Business Conduct and Ethics	July 31, 2009 Form 10-K, Exhibit 14
21	Subsidiaries of the Registrant	July 31, 2007 Form 10-K, Exhibit 21
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K Exhibit 99.3

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2011. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-3.

/s/ THEO KILLION Theo Killion Chief Executive Officer September 20, 2011	/s/ MATTHEW W. APPEL Matthew W. Appel Chief Administrative Officer and Chief Financial Officer September 20, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 20, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
September 20, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operation, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2011 of Zale Corporation and our report dated September 20, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
September 20, 2011

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2011	2010	2009
Revenues	$1,742,563	$1,616,305	$1,779,744

Cost and expenses:
Cost of sales	862,468	802,172	948,572
Selling, general and administrative	859,588	846,205	934,249
Depreciation and amortization	41,326	50,005	58,947
Other charges	7,047	33,370	46,940

Operating loss	(27,866)	(115,447)	(208,964)
Interest expense	82,619	15,657	10,399
Other gains	—	(6,564)	—

Loss before income taxes	(110,485)	(124,540)	(219,363)
Income tax expense (benefit)	1,557	(28,750)	(53,015)

Loss from continuing operations	(112,042)	(95,790)	(166,348)
(Loss) earnings from discontinued
operations, net of taxes	(264)	2,118	(23,155)

Net loss	$(112,306)	$(93,672)	$(189,503)

Basic and diluted net loss per common share:
Loss from continuing operations	$(3.49)	$(2.99)	$(5.21)
(Loss) earnings from discontinued operations	(0.01)	0.07	(0.73)

Net loss per share	$(3.50)	$(2.92)	$(5.94)

Weighted-average number of common shares outstanding:
Basic	32,129	32,062	31,899
Diluted	32,129	32,062	31,899

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$35,125	$26,235
Merchandise inventories	720,782	703,115
Other current assets	49,811	41,964

Total current assets	805,718	771,314

Property and equipment, net	141,751	173,359
Goodwill	104,620	98,388
Other assets	44,843	52,668
Deferred tax asset	92,967	75,549

Total assets	$1,189,899	$1,171,278

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable and accrued liabilities	$313,444	$317,922
Deferred tax liability	92,721	70,033
Current portion of long-term debt	—	11,250

Total current liabilities	406,165	399,205

Long-term debt, less current portion	395,454	284,684
Other liabilities	175,453	179,369
Commitments and contingencies
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 shares issued; 32,159 and 32,107 shares outstanding at July 31, 2011 and 2010, respectively	488	488
Additional paid-in capital	161,575	160,645
Accumulated other comprehensive income	63,385	48,440
Accumulated earnings	451,704	564,010

	677,152	773,583
Treasury stock, at cost, 22,573 and 22,625 shares at July 31, 2011 and 2010, respectively	(464,325)	(465,563)

Total stockholders' investment	212,827	308,020

Total liabilities and stockholders' investment	$1,189,899	$1,171,278

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net loss	$(112,306)	$(93,672)	$(189,503)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest	34,580	3,380	684
Depreciation and amortization	41,326	50,005	58,947
Deferred taxes	5,280	39	(61,014)
Loss on disposition of property and equipment	1,431	1,005	2,663
Impairment of property and equipment	6,762	29,944	23,786
Gain on warrants	—	(8,315)	—
Goodwill impairment	—	—	5,020
Stock-based compensation	2,150	3,865	5,713
Loss (earnings) from discontinued operations	264	(2,118)	23,155
Conversion of paid in kind interest to Senior Secured Term Loan	—	1,703	—
Changes in assets and liabilities:
Merchandise inventories	(8,071)	42,374	53,184
Other current assets	(6,913)	10,103	53,759
Other assets	(1,982)	2,071	2,807
Accounts payable and accrued liabilities	(3,462)	24,226	1,583
Other liabilities	(6,005)	(12,288)	21,911

Net cash (used in) provided by operating activities	(46,946)	52,322	2,695

Cash Flows From Investing Activities:
Payments for property and equipment	(15,315)	(14,650)	(28,357)
Purchase of available-for-sale investments	(9,388)	(2,959)	(22,721)
Proceeds from sales of available-for-sale investments	6,140	2,409	25,779

Net cash used in investing activities	(18,563)	(15,200)	(25,299)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	3,604,800	4,465,100	5,107,150
Payments on revolving credit agreement	(3,514,800)	(4,610,600)	(5,122,955)
Proceeds from Senior Secured Term Loan	—	150,000	—
Debt issuance costs	—	(25,523)	—
Payments on Senior Secured Term Loan	(11,250)	—	—
Proceeds from exercise of stock options	67	—	6,211
Excess tax benefit on stock options exercised	—	—	158

Net cash provided by (used in) financing activities	78,817	(21,023)	(9,436)

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(5,391)	(15,395)	—

Effect of exchange rate changes on cash	973	544	(4,315)
Net change in cash and cash equivalents	8,890	1,248	(36,355)
Cash and cash equivalents at beginning of period	26,235	24,987	61,342

Cash and cash equivalents at end of period	$35,125	$26,235	$24,987

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2008	31,612	$488	$144,456	$51,036	$847,185	$(476,694)	$566,471
Net loss	—	—	—	—	(189,503)	—	(189,503)
Unrealized gain on securities	—	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(13,810)	—	—	(13,810)

Comprehensive loss							(203,232)

Issuance of common stock	357	—	(1,604)	—	—	7,662	6,058
Tax benefit from exercise of stock options	—	—	(1,217)	—	—	—	(1,217)
Stock-based compensation	—	—	5,713	—	—	—	5,713

Balances at July 31, 2009	31,969	488	147,348	37,307	657,682	(469,032)	373,793
Net loss	—	—	—	—	(93,672)	—	(93,672)
Unrealized gain on securities	—	—	—	1,023	—	—	1,023
Cumulative translation adjustment	—	—	—	10,110	—	—	10,110

Comprehensive loss							(82,539)

Fair value of warrants issued in connection with the Senior Secured Term Loan	—	—	13,036	—	—	—	13,036
Issuance of common stock	138	—	(3,604)	—	—	3,469	(135)
Stock-based compensation	—	—	3,865	—	—	—	3,865

Balances at July 31, 2010	32,107	488	160,645	48,440	564,010	(465,563)	308,020
Net loss	—	—	—	—	(112,306)	—	(112,306)
Unrealized gain on securities	—	—	—	755	—	—	755
Cumulative translation adjustment	—	—	—	14,190	—	—	14,190

Comprehensive loss							(97,361)

Issuance of common stock	52	—	(1,220)	—	—	1,238	18
Stock-based compensation	—	—	2,150	—	—	—	2,150

Balances at July 31, 2011	32,159	$488	$161,575	$63,385	$451,704	$(464,325)	$212,827

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2011, we operated 1,163 specialty retail jewelry stores and 666 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

        We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides customers with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. Certain brands in Fine Jewelry have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com and www.peoplesjewellers.com.

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

        The accompanying consolidated financial statements and related notes are for the twelve month fiscal periods ended July 31, 2011 and 2010. We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including four that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of Peoples Jewellers and Mappins Jewellers of Canada is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2011, approximately four percent and 15 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. These inventories are valued at the weighted-average cost of those items. The LIFO charge was $17.0 million, $5.7 million and $1.0 million for the years ended July 31, 2011, 2010 and 2009, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $35.9 million and $18.9 million at July 31, 2011 and 2010, respectively. Domestic inventories, excluding the cumulative LIFO provision, were $619.8 million and $606.4 million at July 31, 2011 and 2010, respectively. Our Canadian inventory totaled $136.9 million and $115.6 million at July 31, 2011 and 2010, respectively.

        Consignment inventory and the related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $53.5 million and $81.1 million of consignment inventory on hand at July 31, 2011 and 2010, respectively.

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

        Goodwill.    In accordance with Accounting Standards Codification (ASC) 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted-average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments. See Note 5 for additional disclosures related to goodwill.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 92 percent of total revenues, is recognized at the time of the sale, reduced by a provision for sales returns. The provision for sales returns is based on historical evidence of our return rate. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customers. Premium revenues from our insurance businesses relate to credit insurance policies sold to customers who purchase our merchandise under the proprietary credit program. Insurance premiums are recognized over the coverage period.

        Revenues related to lifetime warranties are recognized on a straight-line basis over an estimated life of five years, while revenues related to the optional theft protection are recognized over the two-year contract period. In addition, we offer one-year warranties to our Kiosk Jewelry customers that are recognized over the 12-month contract period. ASC 605-20 requires recognition of revenue related to extended warranty products in proportion to the costs expected to be incurred if sufficient historical evidence exists to demonstrate the pattern of expected costs. We are recognizing revenues related to warranties on a straight-line basis as a result of our determination that we currently have insufficient historical evidence to recognize revenue in proportion to the costs. Once the appropriate level of historical evidence is obtained, we believe revenue will be recognized on an accelerated basis which could have a material impact on our results of operations.

        In connection with the sale of our customer receivables in fiscal year 2000, we entered into a 10-year merchant services agreement whereby Citibank, N.A. issued private label credit cards branded with appropriate Company trademarks. We received a $41.8 million incentive for entering into the agreement that was recognized ratably over 10 years. The remaining $4.2 million incentive balance was recognized as revenue during fiscal year 2010.

        Cost of Sales.    Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.

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

        Stock-Based Compensation.    Stock-based compensation is accounted for under ASC 718, Compensation–Stock Compensation, which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. Share-based awards are recognized as compensation expense over the requisite service period.

        Stock Repurchase Program.    During fiscal year 2008, the Board of Directors authorized share repurchases of $350 million. As of July 31, 2011, $23.3 million was remaining under our stock repurchase program. Our Term Loan contains a $1.0 million limit for repurchase of our common stock in any fiscal year.

        Preferred Stock.    At July 31, 2011 and 2010, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

        Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $12.7 million, $11.6 million and $11.3 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. These insurance premiums are included in revenues in the accompanying consolidated statements of operations.

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

        Advertising Expenses.    Advertising is generally expensed when the advertisement is utilized and is a component of SG&A. All related production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $76.5 million, $75.8 million and $87.9 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively, net of amounts contributed by vendors. The amounts of prepaid advertising at July 31, 2011 and 2010 were $3.6 million and $0.8 million, respectively, and are classified as components of other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $1.0 million, $0.5 million and $5.9 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Vendor allowances included in cost of sales totaled $3.7 million, $3.6 million and $1.3 million for the years ended July 31, 2011, 2010 and 2009, respectively.

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

        We file income tax returns in the U.S. federal jurisdiction, in various states and in certain foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for fiscal years before July 31, 2007. We are subject to audit by taxing authorities of most states and certain foreign jurisdictions and are subject to examination by these taxing jurisdictions for fiscal years generally after July 31, 2005.

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

        During the fiscal year ended July 31, 2011, the average Canadian currency rate appreciated by approximately six percent relative to the U.S. dollar. Due to our Canadian operations being reported at the average U.S. dollar equivalent, the appreciation in the Canadian dollar resulted in a $15.6 million increase in reported revenues compared to fiscal year 2010, offset by an increase in reported cost of sales and selling, general and administrative expenses of $7.5 million and $6.7 million, respectively. In addition, as a result of the appreciation in the Canadian dollar, we recorded gains associated with the settlement of Canadian accounts payable totaling $1.4 million and $2.8 million during the fiscal years ended July 31, 2011 and July 31, 2010 respectively.

        Loss Per Common Share.    Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the Senior Secured Term Loan determined using the treasury stock method. There were antidilutive stock options of 3.0 million for the year ended July 31, 2011 and 2.6 million for the years ended July 31, 2010 and 2009. There were antidilutive warrants of 11.1 million for the years ended July 31, 2011 and 2010.

        We incurred a net loss of $112.3 million, $93.7 million and $189.5 million for the years ended July 31, 2011, 2010 and 2009, respectively. A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive (that is, the potential dilution would decrease the loss per share). As a result, the basic and dilutive losses per common share are the same for those fiscal years.

        Concentrations of Business and Credit Risk.    During fiscal year 2011, we purchased approximately 17 percent of our finished merchandise from five vendors with no single vendor exceeding five percent, compared to approximately 20 percent in the prior year. In fiscal years 2011 and 2010, approximately 17 percent and 12 percent, respectively, of our merchandise requirements were assembled by our internal manufacturing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2011 and 2010, we had no significant concentrations of credit risk.

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

        Reclassification.    Certain prior year valuation reserves associated with deferred tax assets have been reclassified in the accompanying consolidated balance sheets to conform to our fiscal year 2011 presentation.

2. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	–	Quoted prices for identical instruments in active markets;
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	–	Instruments whose significant inputs are unobservable.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value for the Year Ended July 31, 2011
	Level 1	Level 2	Level 3
Assets
U.S. government obligations	$24,540	$—	$—
Corporate bonds and notes	1,935	—	—
Corporate equity securities	3,961	—	—

	$30,436	$—	$—

Liabilities
Lease reserves	$—	$—	$1,721

	Fair Value for the Year Ended July 31, 2010
	Level 1	Level 2	Level 3
Assets
U.S. government obligations	$19,530	$—	$—
Corporate bonds and notes	2,835	—	—
Corporate equity securities	3,981	—	—

	$26,346	$—	$—

Liabilities
Lease reserves	$—	$—	$10,777

        Investments in U.S. government obligations, corporate bonds and notes, and equity securities are based on quoted market prices in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy (see Note 7 for additional information related to our investments).

        Lease reserves associated with closed stores are calculated using significant unobservable inputs including the present value of the remaining lease rentals using a weighted-average cost of capital and estimated sublease rentals, and therefore were classified as a Level 3 measurement in the fair value hierarchy. The weighted-average cost of capital was estimated using information from comparable companies and management's judgment related to the risk associated with the operations of the stores. The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated (see Note 11 for additional information related to lease reserves).

  Assets that are Measured at Fair Value on a Nonrecurring Basis

        The following table includes our long-lived assets that were measured at fair value, using Level 3 inputs, on a nonrecurring basis (in thousands):

	Fair Value for the Year Ended July 31,
	2011	2010
Long-lived assets	$1,217	$3,491

        Potential impairment losses related to long-lived assets are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a weighted-average cost of capital and updated financial projections, and therefore are classified as a Level 3 measurement in the fair value hierarchy. For the year ended July 31, 2011, long-lived assets of $8.0 million were written down to their fair value of $1.2 million, resulting in an impairment charge of $6.8 million. For the year ended July 31, 2010, long-lived assets of $33.4 million were written down to their fair value of $3.5 million, resulting in an impairment charge of $29.9 million.

        In May 2010, we issued 11.1 million warrants in connection with our Senior Secured Term Loan. The fair value of the warrants was estimated using the Black-Scholes option pricing model using Level 2 inputs. The assumptions used in the option pricing model include expected volatility of 80 percent, a risk-free interest rate of 2.9 percent and an expected life of seven years. Expected volatility and the expected life of the warrants are based on historical experience. The risk-free interest rate is based on the yield of a seven-year U.S. Treasury zero coupon note.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The outstanding principal of our revolving credit agreement and Senior Secured Term Loan approximates fair value as of July 31, 2011. The fair values of the revolving credit agreement and the Senior Secured Term Loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3. OTHER CURRENT ASSETS

        Other current assets consist of the following (in thousands):

	Year Ended July 31,
	2011	2010
Prepaid rent	$20,504	$20,083
Vendor returns and deposits	2,209	4,767
Tax receivable	10,735	8,622
Other	16,363	8,492

	$49,811	$41,964

4. PROPERTY AND EQUIPMENT, NET

        Property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2011	2010
Building and leasehold improvements	$236,295	$232,079
Furniture and fixtures	464,707	448,440
Construction in progress	3,811	13,256

	704,813	693,775
Less accumulated depreciation and amortization	(563,062)	(520,416)

	$141,751	$173,359

5. GOODWILL

        In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. At the end of the second quarter of fiscal year 2011, we completed our annual impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $85.2 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 18 percent and 60 percent, respectively, to be considered for potential impairment. The key assumptions used to determine the fair value of our reporting units include: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 16.5 percent to 19 percent based on our weighted-average cost of capital. The weighted-average cost of capital was estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

        Based on the test results performed in fiscal year 2009, we fully impaired goodwill totaling $5.0 million related to a reporting unit in Fine Jewelry. The charge is included in other charges in the consolidated statements of operations.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended July 31,
	2011	2010
Goodwill, beginning of period	$98,388	$94,605
Foreign currency adjustments	6,232	3,783

Goodwill, end of period	$104,620	$98,388

6. OTHER ASSETS

        Other assets consist of the following (in thousands):

	Year Ended July 31,
	2011	2010
Debt issuance costs	$10,048	$22,773
Investments in debt and equity securities	30,436	26,346
Other	4,359	3,549

	$44,843	$52,668

7. INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices. All investments are classified as available-for-sale. All long-term debt securities outstanding at July 31, 2011 will contractually mature within 1 to 21 years. Our investments consist of the following (in thousands):

	Year Ended July 31, 2011		Year Ended July 31, 2010
	Cost	Fair Value	Cost	Fair Value
U.S. government obligations	$22,972	$24,540	$18,212	$19,530
Corporate bonds and notes	1,802	1,935	2,641	2,835
Corporate equity securities	3,501	3,961	4,086	3,981

	$28,275	$30,436	$24,939	$26,346

        At July 31, 2011 and 2010, the carrying value of investments included a net unrealized gain of $2.2 million and $1.4 million, respectively, which are included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. The net realized gains totaled $0.2 million and $0.4 million in fiscal year 2011 and 2009, respectively. There were no material net realized gains or losses during fiscal year 2010. Investments with a carrying value of $7.5 million and $7.6 million were on deposit with various state insurance departments at July 31, 2011 and 2010, respectively, as required by law.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2011	2010
Accounts payable	$143,938	$157,189
Accrued payroll	12,431	7,668
Accrued taxes	16,681	15,003
Warranty deferred revenue	94,188	78,141
Accrued rent	9,962	8,786
Lease reserves	1,721	10,777
Other	34,523	40,358

	$313,444	$317,922

9. LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	Year Ended July 31,
	2011	2010
Revolving credit agreement	$255,000	$165,000
Senior Secured Term Loan	140,454	151,703

	395,454	316,703
Less current portion of long-term debt	—	(11,250)
Less unamortized discount on Senior Secured Term Loan	—	(20,769)

	$395,454	$284,684

  Amended and Restated Revolving Credit Agreement

        On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders. The Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011. The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million. On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity date for the remainder of the credit facility. Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables. The rate applied to the appraised liquidation value was 90 percent prior to January 1, 2011. The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements. The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets. At July 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $161.3 million.

        Based on the most recent inventory appraisal performed as of June 2011, available borrowings under the Revolving Credit Agreement will be determined under item (2) described in the preceding paragraph. The monthly borrowing rates calculated from the cost of eligible inventory are as follows: 61 and 64 percent for August and September 2011, respectively; ranging from 72 to 74 percent for the period of October through December 2011 and ranging from 60 to 64 percent for the period of January through July 2012.

        Borrowings under the Revolving Credit Agreement bear interest based on average excess availability at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points). We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter's unused commitment.

        Excess availability (as defined in the Revolving Credit Agreement) cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when excess availability can be less than $50 million on two occasions, but in no event can excess availability be less than $50 million more than four times during any 12 consecutive months. Excess availability was approximately $111.3 million as of July 31, 2011. The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of July 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

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

  Senior Secured Term Loan

        On May 10, 2010, we entered into a $150 million Senior Secured Term Loan (the "Term Loan") and a Warrant and Registration Rights Agreement (as discussed below) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Term Loan matures on May 10, 2015 and is secured by a first priority security interest in substantially all current and future intangible assets not secured under the Revolving Credit Agreement and a second priority security interest on merchandise inventory, credit card receivables and certain other assets. The proceeds received were used to pay down amounts outstanding under the Revolving Credit Agreement after payment of debt issuance costs incurred pursuant to the Revolving Credit Agreement and the Term Loan. Debt issuance costs associated with the Term Loan totaled approximately $13.0 million, $1.7 million of which was attributable to the warrants issued in connection with the Term Loan (see more details below under Warrant and Registration Rights Agreement) and expensed on the date of issuance.

        On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC. The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010. As a result, all future interest payments will be made in cash. In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee. The outstanding balance of the Term Loan after the amendment totaled $140.5 million. In accordance with ASC 470-50, Debt–Modifications and Extinguishments, the amendment was considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value. As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011. The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

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

        The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ending July 31, 2011 is $20 million and CAD $30 million, respectively. As of July 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 39 percent and 31 percent, respectively, to breach these covenants. The Piercing Pagoda minimum store contribution thresholds for fiscal year 2012 range from $21 million to $26 million. The Zale Canada minimum store contribution thresholds for fiscal year 2012 range from CAD $31 million to CAD $36 million. Liquidity (as defined in the Term Loan) was $238.9 million as of July 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan by $103.9 million. As of July 31, 2011, we were in compliance with all covenants under the Term Loan.

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

  Warrant and Registration Rights Agreement

        In connection with the execution of the Term Loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. Issuance costs attributable to the Warrants totaling $1.7 million were expensed on the date of issuance. As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

        Future maturities of long-term debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended:
2012	$—
2013	—
2014	255,000
2015	140,454
2016	—
Thereafter	—

$395,454

        Interest paid under the Revolving Credit Agreement during fiscal years 2011 and 2010 was $10.4 million and $7.4 million, respectively. Interest paid under the Term Loan during fiscal years 2011 and 2010 was $21.7 million and $3.4 million, respectively.

10. OTHER LIABILITIES

        Other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2011	2010
Long-term straight-line rent	$31,299	$33,181
Long-term warranty deferred revenue	137,992	140,741
Insurance reserves	6,162	5,447

	$175,453	$179,369

11. LEASE TERMINATIONS

        We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry, and lease obligations associated with the Bailey Banks & Biddle brand that was sold in November 2007 (see Note 17 for additional information). The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement. If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. We were not able to finalize agreements with all of the landlords, and certain landlords have made demands, or initiated legal proceedings to collect the remaining base rent payments associated with the terminated leases. While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.

        The activity related to lease reserves associated with the store closures and the Bailey Banks & Biddle lease obligations for the year ended July 31, 2011, is as follows (in thousands):

	Store Closures	Bailey Banks & Biddle	Total
Beginning of period	$5,135	$5,642	$10,777
Charges and adjustments	285	906	1,191
Payments	(4,856)	(5,391)	(10,247)

End of period	$564	$1,157	$1,721

12. OTHER CHARGES

        Other charges consist of the following (in thousands):

	Year Ended July 31,
	2011	2010	2009
Store impairments	$6,762	$29,944	$14,873
Store closure charges	285	3,426	27,047
Goodwill impairment	—	—	5,020

	$7,047	$33,370	$46,940

        In fiscal year 2011, we recorded a $6.8 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.3 million charge related to store closures (see Note 11 for additional information related to lease terminations). The impairment charges and store closures were primarily in Fine Jewelry. The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets. The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model. If actual results are not consistent with our cash flow projections, we may be required to record additional impairments. If operating earnings over the remaining lease term for each store included in our impairment test as of July 31, 2011 were to decline by 20 percent, we would be required to record additional impairments of $0.2 million. If operating earnings were to decline by 30 percent, the additional impairments required would increase to $1.0 million.

        We recorded charges related to the impairment of long-lived assets associated with underperforming stores of $29.9 million and $14.9 million in fiscal years 2010 and 2009, respectively. We also recorded store closure charges of $3.4 million and $27.0 million in fiscal years 2010 and 2009, respectively. In fiscal year 2009, the store closure charge related to 119 closures and consisted primarily of estimated lease termination costs of $16.1 million, impairments related to long-lived assets of $8.9 million and severance costs of $1.1 million. The impairment charges and store closures were primarily in Fine Jewelry. In addition, we recorded a $5.0 million goodwill impairment charge in fiscal year 2009. See Note 11 for additional information related to the store closures and Note 5 for additional information related to the goodwill impairment charge.

13. LEASES

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

	Year Ended July 31,
	2011	2010	2009
Retail space:
Minimum rentals	$188,766	$189,655	$202,656
Rentals based on sales	2,796	2,154	3,297

	191,562	191,809	205,953
Equipment and corporate headquarters	3,837	3,729	2,166

	$195,399	$195,538	$208,119

        Future minimum lease payments as of July 31, 2011, for all non-cancelable leases were as follows (in thousands):

Year Ended	Minimum Rent Commitments
2012	$169,592
2013	139,634
2014	113,101
2015	89,769
2016	70,172
Thereafter	104,157

$686,425

14. INCOME TAXES

        Currently, we file a consolidated income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2011	2010	2009
Federal income tax benefit at statutory rate	$(38,750)	$(43,589)	$(76,763)
State income taxes, net of federal benefit	(4,250)	(11,581)	(9,015)
Tax on repatriation of foreign earnings	14,099	12,677	13,912
Canadian rate changes(a)	(4,040)	(3,206)	(2,878)
Foreign & U.S. tax credits	—	—	8,159
Goodwill impairment	—	—	1,750
Expiration of net operating loss carryforwards	—	(2,675)	—
Change in valuation allowance	44,406	24,288	12,501
Depreciation and amortization adjustment(b)	(8,512)	—	—
Other	(1,396)	(4,664)	(681)

Income tax expense (benefit)	$1,557	$(28,750)	$(53,015)

Effective income tax rate	(1.4)%	23.1%	24.2%

(a)
For the last three years, Canada has reduced both its federal and provincial tax rates.

(b)
The $8.5 million adjustment was offset with a valuation allowance, resulting in no impact to the consolidated statement of operations.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2011	2010	2009
Current income tax (benefit) expense:
Federal	$(9,628)	$(32,826)	$520
Foreign	5,003	4,145	6,830
State	910	296	869

Total current income tax (benefit) expense	(3,715)	(28,385)	8,219

Deferred income tax expense (benefit):
Federal	5,114	1,104	(60,107)
Foreign	159	(1,504)	1,296
State	(1)	35	(2,423)

Total deferred income tax expense (benefit)	5,272	(365)	(61,234)

	$1,557	$(28,750)	$(53,015)

        Deferred tax assets and liabilities are determined based on estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2011 and 2010, respectively, are as follows (in thousands):

	Year Ended July 31,
	2011	2010
Current deferred taxes:
Assets
Accrued liabilities	$35,867	$38,117
Inventory reserves	6,539	12,320
Net operating loss carryforward	—	4,894
Other	31	62

Current deferred tax assets	42,437	55,393
Valuation allowances	(16,792)	(10,897)

Current deferred tax assets	25,645	44,496

Liabilities
Merchandise inventories, principally due to LIFO reserve	(114,066)	(110,787)
Accrued liabilities	(4,300)	(3,742)

Current deferred tax liabilities, net	$(92,721)	$(70,033)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$119,563	$68,232
Property and equipment	4,130	3,178
Stock-based compensation	5,360	5,456
Accrued liabilities	53,699	52,214
Investments in subsidiaries	11,365	6,467
Other	6,451	3,469

	200,568	139,016
Valuation allowances	(79,756)	(41,141)

Non-current deferred tax assets	120,812	97,875

Liabilities
State and local taxes	(1,523)	(862)
Undistributed earnings	(11,609)	(8,310)
Goodwill	(14,070)	(12,593)
Other	(643)	(561)

Non-current deferred tax assets, net	$92,967	$75,549

        Deferred tax assets, net of valuation allowances, were $146.5 million and $142.4 million at July 31, 2011 and 2010, respectively. Deferred tax liabilities were $146.2 million and $136.9 million at July 31, 2011 and 2010, respectively.

        A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized. Our valuation allowances totaled $96.5 million and $52.0 million as of July 31, 2011 and 2010, respectively, and relate to deferred tax assets associated with certain federal, state and foreign net operating loss carryforwards. The valuation allowances were established due to the uncertainty of our ability to utilize the net operating loss carryforwards in the future.

        Deferred tax assets associated with net operating loss carryforwards totaled $119.6 million and $73.1 million as of July 31, 2011 and 2010, respectively. Deferred tax assets associated with foreign tax credits totaled $10.2 million and $5.1 million as of July 31, 2011 and 2010, respectively. The net operating loss carryforwards expire from fiscal year 2012 to fiscal year 2031.

        In fiscal year 2011 and 2010, we recorded income tax benefits totaling $4.6 million and $33.4 million, respectively, related to tax refunds associated with net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the "WHBA"). The WHBA, which was enacted in November 2009, includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

        The total amount of unrecognized tax benefits as of July 31, 2011 was $4.9 million, of which $3.2 million would favorably impact the effective tax rate if resolved in our favor. Over the next twelve months, management does not anticipate that the amount of unrecognized tax benefits will be materially reduced due to our tax position being sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

        A reconciliation of the fiscal year 2011 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2010	$3,937
Additions based on tax positions related to fiscal 2011	275
Additions based on tax positions related to prior years	804
Expiration of statute of limitations	(158)

Balance at July 31, 2011	$4,858

        We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. We had $2.6 million of interest and penalties accrued at July 31, 2011 and 2010 and $2.7 million of interest and penalties accrued at July 31, 2009. There was no material interest expense in fiscal years 2011, 2010 and 2009.

        Income tax refunds, net of taxes paid, during fiscal years 2011, 2010 and 2009 totaled $1.0 million, $30.0 million and $6.4 million, respectively.

15. STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the Zale Corporation 2003 Stock Incentive Plan and the Non-Employee Director Equity Compensation Plan (collectively, the "Plans"). We are authorized to issue up to 6.3 million shares of our common stock for stock options and restricted stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued from treasury stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $2.2 million, $3.9 million and $5.7 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $0.1 million, $1.4 million and $1.0 million during fiscal years 2011, 2010 and 2009, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to or greater than the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year vesting period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period. As of July 31, 2011, there was $2.4 million of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 2.2 years.

        Stock option transactions during fiscal year 2011 are summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,602,217	$17.08
Granted	982,200	2.24
Exercised	(25,500)	2.64
Forfeited	(372,480)	7.16
Expired	(206,305)	24.01

Outstanding, end of year	2,980,132	$13.07	6.82	$4,560,484

Options exercisable, end of year	1,441,186	$22.02	4.80	$566,175

        For the years ended July 31, 2011 and 2009, the total intrinsic value of stock options exercised was $0.1 million and $1.2 million, respectively. No stock options were exercised in fiscal year 2010. The weighted-average fair values of option grants were $1.38, $2.51 and $7.38 during fiscal years 2011, 2010 and 2009, respectively. The fair value of stock options that vested during fiscal years 2011, 2010 and 2009 was $2.0 million, $1.0 million and $1.9 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	93.5%	84.5%	41.4%
Risk-free interest rate	1.0%	2.3%	2.7%
Expected lives in years	4.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on a U.S. Treasury yield that has a life which approximates the expected life of the option.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal year 2007 generally vest on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal year 2007 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our closing stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. There were no performance-based restricted stock units outstanding as of July 31, 2011. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received. As of July 31, 2011, there was $0.6 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.5 years.

        Restricted share award transactions during fiscal year 2011 are summarized as follows:

	Number of Restricted Share Awards	Weighted- Average Fair Value Per Award
Restricted share awards, beginning of year	137,175	$15.93
Granted	115,000	2.33
Vested	(36,925)	17.60
Forfeited	(10,400)	21.29

Restricted share awards, end of year	204,850	$7.72

16. COMPREHENSIVE LOSS

        Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative Translation Adjustment	Unrealized Gain on Securities	Total Accumulated Other Comprehensive Income
Balance at July 31, 2008	$50,734	$302	$51,036
Cumulative translation adjustment	(13,810)	—	(13,810)
Unrealized gain on securities	—	521	521
Reclassification to earnings	—	(440)	(440)

Balance at July 31, 2009	36,924	383	37,307
Cumulative translation adjustment	10,110	—	10,110
Unrealized gain on securities	—	1,026	1,026
Reclassification to earnings	—	(3)	(3)

Balance at July 31, 2010	47,034	1,406	48,440
Cumulative translation adjustment	14,190	—	14,190
Unrealized gain on securities	—	924	924
Reclassification to earnings	—	(169)	(169)

Balance at July 31, 2011	$61,224	$2,161	$63,385

17. DISPOSITION OF BAILEY BANKS & BIDDLE

        In connection with the sale of the Bailey, Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation ("Finlay"). As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. As a result, we recorded lease termination charges totaling $23.2 million during the fourth quarter of fiscal year 2009 associated with all 45 Bailey, Banks & Biddle locations. The decision to sell was a result of our strategy to focus on our moderately priced business and our continued focus on maximizing return on investments. We recorded charges related to the leases totaling $0.9 million and $23.2 million in discontinued operations for the years ended July 31, 2011 and 2009, respectively. In fiscal year 2011, we also received a $0.6 million distribution from the Finlay bankruptcy. In fiscal year 2010, we recorded a gain related to the leases totaling $2.1 million in discontinued operations. There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

18. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.

        Fine Jewelry consists of five principal brands, Zales Jewelers®, Zales Outlet®, Gordon's Jewelers®, Peoples Jewllers® and Mappins Jewellers®, and is predominantly focused on the value-oriented customer as our core customer target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization.

        Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment	2011	2010	2009
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,490,647	$1,378,507	$1,535,626
Kiosk	239,231	226,187	232,809
All Other	12,685	11,611	11,309

Total revenues	$1,742,563	$1,616,305	$1,779,744

Depreciation and amortization:
Fine Jewelry	$28,009	$35,558	$42,407
Kiosk	3,361	4,120	4,899
All Other	—	—	—
Unallocated	9,956	10,327	11,641

Total depreciation and amortization	$41,326	$50,005	$58,947

Operating loss:
Fine Jewelry(b)	$(16,312)	$(84,818)	$(192,683)
Kiosk(c)	16,060	13,133	2,465
All Other	7,831	4,731	5,706
Unallocated(d)	(35,445)	(48,493)	(24,452)

Total operating loss	$(27,866)	$(115,447)	$(208,964)

Assets(e):
Fine Jewelry(f)	$805,245	$820,353	$868,227
Kiosk	85,999	85,631	107,457
All Other	40,406	33,643	24,842
Unallocated	258,249	231,651	230,446

Total assets	$1,189,899	$1,171,278	$1,230,972

Capital expenditures:
Fine Jewelry	$8,818	$9,945	$18,702
Kiosk	—	—	420
All Other	—	—	—
Unallocated	6,497	4,705	9,235

Total capital expenditures	$15,315	$14,650	$28,357

(a)
Includes $298.1 million, $260.7 million and $256.7 million in fiscal years 2011, 2010 and 2009, respectively, related to foreign operations.

(b)
Includes $7.0 million and $32.3 million in fiscal years 2011 and 2010, respectively, related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge.

(c)
Includes $1.1 million in fiscal year 2010 related to charges associated with store impairments. Includes $0.4 million in fiscal year 2009 related to costs associated with store closures.

(d)
Includes credits of $46.1 million, $55.5 million and $60.1 million in fiscal years 2011, 2010 and 2009, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $30.9 million, $35.4 million and $40.6 million of fixed assets in fiscal years 2011, 2010 and 2009, respectively, related to foreign operations.

19. CONTINGENCIES

        In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas. On August 9, 2010, the two lawsuits were consolidated into one consolidated lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The lawsuit requests unspecified damages and costs. On August 1, 2011, the Court dismissed the lawsuit with prejudice. The plaintiff has until September 30, 2011 to appeal the decision.

        In December 2009, the directors of the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in a derivative action lawsuit brought on behalf of the Company by a shareholder in the County Court of Dallas County, Texas. The suit alleges various breaches of fiduciary and other duties by the defendants that generally are related to the financial statement errors described above. In addition, the Board of Directors received demands from two shareholders requesting that the Board of Directors take action against each of the individuals named in the derivative lawsuit to recover damages for the alleged breaches. The lawsuit requests unspecified damages and costs. The lawsuit was stayed pending developments in the consolidated federal lawsuit described above. The Board of Directors also received a demand from two other shareholders that the Company take legal action against Rebecca Higgins as a result of her purported role in the financial statement errors. In the event that the defendants prevail, they are likely to be entitled to indemnification from the Company with respect to their defense costs. The Company cannot predict the outcome or duration of the lawsuit.

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

20. DEFERRED REVENUE

        In fiscal year 2007, we began offering our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenues related to the lifetime warranties are recognized on a straight-line basis over an estimated life of five years, while revenues related to the optional theft protection are recognized over the two-year contract period. In addition, we offer our Kiosk Jewelry customers a one-year warranty that covers a one-time replacement for breakage. The revenue from the one-year warranties is recognized over a 12-month period. ASC 605-20, Revenue Recognition–Services, requires recognition of revenue related to extended warranty products in proportion to the costs expected to be incurred if sufficient historical evidence exists to demonstrate the pattern of expected costs. We are recognizing revenues related to warranties on a straight-line basis as a result of our determination that we currently have insufficient historical evidence to recognize revenue in proportion to the costs. Once the appropriate level of historical evidence is obtained, we believe revenue will be recognized on an accelerated basis which could have a material impact on our results of operations. The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2011	2010
Deferred revenue, beginning of period	$218,882	$210,180
Warranties sold(a)	108,431	79,039
Revenue recognized(b)	(95,133)	(70,337)

Deferred revenue, end of period	$232,180	$218,882

(a)
Warranty sales for the years ended July 31, 2011 and 2010 include approximately $2.9 million and $1.8 million, respectively, related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

(b)
In fiscal year 2007, we replaced our two-year warranties with lifetime warranties. The revenues related to lifetime warranties are recognized on a straight-line basis over a five-year period.

21. BENEFIT AND RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "U.S. Plan") and the Zale Corporation Puerto Rico Employees Savings and Investment Plan (the "PR Plan", collectively the "Plans"). The Plans are defined contribution plans covering substantially all employees of the Company who have completed one year of service (at least 1,000 hours) and are aged 21 or older. Participants in the Plans can contribute from one percent to 60 percent (30 percent for highly-compensated employees) of his or her annual salary subject to Internal Revenue Service ("IRS") and Puerto Rico Internal Revenue Code ("PR Code") limitations. Upon satisfying all eligibility requirements, employees who have not otherwise elected will be automatically enrolled in their respective plan at a contribution rate of three percent for participants in the U.S. Plan (two percent prior to October 1, 2010) or two percent for participants in the PR Plan. We generally match $0.50 in cash for every dollar an employee of either plan contributes to the plan up to four percent of annual compensation subject to IRS and PR Code limitations. Matching contributions are generally made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees who began contributing to the plans prior to calendar year 2009 vest in our matched contributions immediately. Employees who began contributing to the plans after calendar year 2008 must complete two years of service prior to vesting in matched contributions. Effective February 27, 2009, we temporarily suspended matching contributions until business conditions permit the reinstatement of the matching contributions. The matching contribution expense totaled $1.8 million for fiscal year 2009.

22. QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results of continuing operations for the fiscal years ended July 31, 2011 and 2010 were as follows (in thousands, except per share data):

	Fiscal Year 2011 For the Three Months Ended
	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010
Revenues	$377,267	$411,843	$626,416	$327,037
Cost of sales	183,792	205,424	311,308	161,944
(Loss) earnings from continuing operations(a)	(32,703)	(9,928)	27,742	(97,153)
(Loss) earnings per diluted share from continuing operations	(1.02)	(0.31)	0.86	(3.03)

	Fiscal Year 2010 For the Three Months Ended
	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009
Revenues	$345,000	$359,843	$582,252	$329,210
Cost of sales	163,154	177,103	292,539	169,377
(Loss) earnings from continuing operations(b)	(28,618)	(14,631)	7,171	(59,712)
(Loss) earnings per diluted share from continuing operations	(0.89)	(0.46)	0.22	(1.87)

(a)
The loss from continuing operations for the fourth quarter includes a $3.1 million charge related to cost associated with store impairments and a $0.2 million charge related to costs associated with store closures. The loss from continuing operations for the third quarter includes a gain totaling $0.3 million related to the reduction of the store closure obligation. The earnings from continuing operations for the second quarter includes cost associated with store impairments of $3.7 million and a gain totaling $0.8 million related to the reduction of the store closure obligation. The loss from continuing operations for the first quarter includes a $1.1 million charge related to costs associated with store closures and a $45.8 million charge associated with the first amendment to our Senior Secured Term Loan.

(b)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of September, 2011.

ZALE CORPORATION
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

Signature	Title	Date

/s/ THEO KILLION Theo Killion	Chief Executive Officer (principal executive officer of the registrant), Director	September 20, 2011
/s/ MATTHEW W. APPEL Matthew W. Appel	Chief Administrative Officer and Chief Financial Officer (principal financial officer of the registrant)	September 20, 2011
/s/ JAMES E. SULLIVAN James E. Sullivan	Vice President, Controller and Chief Accounting Officer (principal accounting officer of the registrant)	September 20, 2011
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	September 20, 2011
/s/ YUVAL BRAVERMAN Yuval Braverman	Director	September 20, 2011

Signature	Title	Date

/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	September 20, 2011
/s/ STEFAN L. KALUZNY Stefan L. Kaluzny	Director	September 20, 2011
/s/ PETER MORROW Peter Morrow	Director	September 20, 2011
/s/ DAVID F. DYER David F. Dyer	Director	September 20, 2011

Exhibit Number	Description of Exhibit
10.10	Amended and Restated Employment Security Agreement for Theo Killion
10.16	Base Salaries and Target Bonus for the Named Executive Officers
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.