Form 10-Q
period 2011-10-31
ZALE CORP
filed 2011-12-08
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Zale Corporation has submitted electronically and posted on the Company’s website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

Zale Corporation is an accelerated filer.

Zale Corporation is not a shell company.

As of December 5, 2011, 32,191,299 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010

Revenues	$350,983	$327,037
Cost of sales	163,309	161,944
Gross margin	187,674	165,093

Selling, general and administrative	199,775	195,203
Depreciation and amortization	9,888	10,722
Other charges	498	1,120
Operating loss	(22,487)	(41,952)
Interest expense	9,930	55,320
Loss before income taxes	(32,417)	(97,272)
Income tax benefit	(697)	(120)
Loss from continuing operations	(31,720)	(97,152)
Loss from discontinued operations, net of taxes	(154)	(730)
Net loss	$(31,874)	$(97,882)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.99)	$(3.03)
Loss from discontinued operations	—	(0.02)
Net loss per share	$(0.99)	$(3.05)

Weighted average number of common shares outstanding:
Basic	32,162	32,108
Diluted	32,162	32,108

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2011	July 31, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$30,126	$35,125	$25,012
Merchandise inventories	856,891	720,782	834,302
Other current assets	52,738	49,811	44,581
Total current assets	939,755	805,718	903,895

Property and equipment	701,297	704,813	699,023
Less accumulated depreciation and amortization	(567,045)	(563,062)	(533,360)
Net property and equipment	134,252	141,751	165,663

Goodwill	100,992	104,620	99,234
Other assets	47,396	44,843	44,942
Deferred tax asset	93,388	92,967	83,948
Total assets	$1,315,783	$1,189,899	$1,297,682

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$300,437	$219,256	$298,809
Deferred revenue	82,540	94,188	81,889
Deferred tax liability	92,956	92,721	78,430
Total current liabilities	475,933	406,165	459,128

Long-term debt	493,954	395,454	450,454
Deferred revenue – long-term	137,541	137,992	135,935
Other liabilities	34,840	37,461	39,104

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	162,139	161,575	161,201
Accumulated other comprehensive income	55,270	63,385	50,797
Accumulated earnings	419,830	451,704	466,128
	637,727	677,152	678,614
Treasury stock	(464,212)	(464,325)	(465,553)
Total stockholders’ investment	173,515	212,827	213,061
Total liabilities and stockholders’ investment	$1,315,783	$1,189,899	$1,297,682

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(31,874)	$(97,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	921	32,025
Depreciation and amortization	9,888	10,722
Deferred taxes	(188)	(226)
Loss on disposition of property and equipment	384	169
Stock-based compensation	677	575
Loss from discontinued operations	154	730
Changes in operating assets and liabilities:
Merchandise inventories	(141,836)	(129,969)
Other current assets	(3,116)	(2,565)
Other assets	(134)	(557)
Accounts payable and accrued liabilities	82,792	60,668
Deferred revenue	(10,402)	(1,430)
Other liabilities	(2,485)	432
Net cash used in operating activities	(95,219)	(127,308)

Cash Flows From Investing Activities:
Payments for property and equipment	(4,299)	(2,834)
Purchase of available-for-sale investments	(3,279)	(3,288)
Proceeds from sales of available-for-sale investments	98	885
Net cash used in investing activities	(7,480)	(5,237)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,040,900	867,000
Payments on revolving credit agreement	(942,400)	(722,000)
Payments on senior secured term loan	—	(11,250)
Net cash provided by financing activities	98,500	133,750

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(383)	(2,493)

Effect of exchange rate changes on cash	(417)	65

Net change in cash and cash equivalents	(4,999)	(1,223)
Cash and cash equivalents at beginning of period	35,125	26,235
Cash and cash equivalents at end of period	$30,126	$25,012

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At October 31, 2011, we operated 1,156 specialty retail jewelry stores and 665 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of customers.  Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, Canada’s largest fine jewelry retailer, provides customers with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian customers a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.  Certain brands in Fine Jewelry have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com and www.peoplesjewellers.com.

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

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including four that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 filed with Securities and Exchange Commission on September 20, 2011.

Reclassification.  Certain prior year amounts have been reclassified in the accompanying consolidated balance sheets to conform to our fiscal year 2012 presentation, including valuation reserves associated with deferred taxes.

2.              FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  In determining fair value, Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values.  These tiers include:

Level 1 –	Quoted prices for identical instruments in active markets;
Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level 3 –	Instruments whose significant inputs are unobservable.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of October 31, 2011
	Level 1	Level 2	Level 3
Assets
U.S. government obligations	$28,165	$—	$—
Corporate bonds and notes	1,838	—	—
Corporate equity securities	3,756	—	—
	$33,759	$—	$—

Liabilities
Lease reserves	$—	$—	$1,837

	Fair Value as of October 31, 2010
	Level 1	Level 2	Level 3
Assets
U.S. government obligations	$22,451	$—	$—
Corporate bonds and notes	2,362	—	—
Corporate equity securities	4,500	—	—
	$29,313	$—	$—

Liabilities
Lease reserves	$—	$—	$7,426

Investments in U.S. government obligations, corporate bonds and notes, and equity securities are based on quoted market prices in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy (see Note 3 for additional information related to our investments).

Lease reserves associated with closed stores are calculated using significant unobservable inputs including the present value of the remaining lease rentals using a weighted-average cost of capital and estimated sublease rentals, and therefore were classified as a Level 3 measurement in the fair value hierarchy.  The weighted-average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.  The sublease rentals were estimated using comparable rentals in the same or similar markets in which the closed stores operated.

Assets that are Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to our goodwill and store level property and equipment.  Potential impairment losses related to these assets are calculated using significant unobservable inputs including the present value of estimated future cash flows using a weighted-average cost of capital, terminal values and updated financial projections, and therefore are classified as a Level 3 measurement in the fair value hierarchy.  There were no impairments related to our goodwill and property and equipment for the three months ended October 31, 2011 and 2010.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and Senior Secured Term Loan approximates fair value as of October 31, 2011.  The fair values of the revolving credit agreement and the Senior Secured Term Loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at October 31, 2011 will contractually mature within 1 to 21 years.  Our investments consist of the following (in thousands):

	October 31, 2011		October 31, 2010
	Cost	Fair Value	Cost	Fair Value

U.S. government obligations	$26,232	$28,165	$20,883	$22,451
Corporate bonds and notes	1,710	1,838	2,168	2,362
Corporate equity securities	3,501	3,756	4,285	4,500
	$31,443	$33,759	$27,336	$29,313

At October 31, 2011 and 2010, the carrying value of investments included a net unrealized gain of $2.3 million and $2.0 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three months ended October 31, 2011 and 2010.

4.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	October 31,
	2011	2010

Revolving credit agreement	$353,500	$310,000
Senior Secured Term Loan	140,454	140,454
	$493,954	$450,454

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity date for the remainder of the credit facility.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At October 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $206.5 million.

The monthly borrowing rates calculated from the cost of eligible inventory are as follows: 73 percent for November and December 2011; ranging from 63 to 67 percent for the period of January through September 2012 and 73 percent for October 2012.

Borrowings under the Revolving Credit Agreement bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter’s unused commitment.

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  Borrowing availability, excluding the $50 million minimum availability requirement, was approximately $157 million as of October 31, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of October 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended October 31, 2011 is $21 million and CAD $31 million, respectively.  As of October 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 35 percent and 32 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the remainder of fiscal year 2012 range from $22 million to $26 million.  The Zale Canada minimum store contribution thresholds for the remainder of fiscal year 2012 range from CAD $33 million to CAD $36 million.  Liquidity (as defined in the Term Loan) was $297.5 million as of October 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan by $162.5 million.  As of October 31, 2011, we were in compliance with all covenants under the Term Loan.

On May 10, 2010, we acknowledged the terms of an intercreditor agreement (the “Intercreditor Agreement”) between Bank of America N.A, as agent under the Revolving Credit Agreement, and Z Investment Holdings, LLC, as agent under the Term Loan.  Under the Intercreditor Agreement, Z Investment Holdings, LLC, may request Bank of America N.A. to establish a reserve equal to two and one-half percent of the borrowing base, as defined in the Revolving Credit Agreement, if the borrowing availability is less than $75 million at any time, thereby reducing the amount we can borrow under the Revolving Credit Agreement.  In addition, the Intercreditor Agreement restricts changes that can be made to certain terms and covenants under the Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

5.              OTHER CHARGES

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.  During the first quarter of fiscal years 2012 and 2011, we recorded charges related to the store closures totaling $0.5 million and $1.1 million, respectively.  As of October 31, 2011, the remaining lease reserve associated with the store closures totaled $0.9 million.

6.              LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the Term Loan determined using the treasury stock method.  There were antidilutive stock options of 1.3 million and 3.3 million for the three months ended October 31, 2011 and 2010, respectively.  There were antidilutive warrants of 11.1 million for the three months ended October 31, 2011 and 2010.

During the three months ended October 31, 2011 and 2010, we incurred a net loss of $31.9 million and $97.9 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three month periods presented.

7.              COMPREHENSIVE LOSS

Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The following table gives further detail regarding the components of comprehensive loss (in thousands):

	Three Months Ended
	October 31,
	2011	2010

Net loss	$(31,874)	$(97,882)
Foreign currency translation adjustment	(8,269)	1,786
Unrealized gain on securities, net	154	571
Comprehensive loss	$(39,989)	$(95,525)

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended
	October 31,
	2011	2010

Beginning of period	$63,385	$48,440
Foreign currency translation adjustment	(8,269)	1,786
Unrealized gain on securities, net	154	571
End of period	$55,270	$50,797

8.             INCOME TAXES

Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. and Puerto Rico subsidiaries, valuation allowances totaling $1.0 million were recorded during the period to offset the tax benefit associated with the operating losses.  The valuation allowance as of October 31, 2011 totaled $97.6 million.

9.              DISPOSITION OF BAILEY BANKS & BIDDLE

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As a result, we are liable for the remaining lease obligations.  We recorded charges related to the leases totaling $0.2 million and $0.7 million in discontinued operations for the three months ended October 31, 2011 and 2010, respectively.  The lease reserve associated with the remaining three leases totaled $0.9 million at October 31, 2011.  There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

10.       SEGMENTS

We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other.  Fine Jewelry consists of five brands, Zales Jewelers®, Zales Outlet®, Gordon’s Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented customer as our core customer target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.  Management’s expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability.  Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization.

Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2011	2010
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$300,700	$277,748
Kiosk	46,715	46,433
All Other	3,568	2,856
Total revenues	$350,983	$327,037

Depreciation and amortization:
Fine Jewelry	$6,181	$7,324
Kiosk	774	890
All Other	—	—
Unallocated	2,933	2,508
Total depreciation and amortization	$9,888	$10,722

Operating loss:
Fine Jewelry (b)	$(17,047)	$(34,593)
Kiosk	(2,187)	(1,747)
All Other	1,963	1,601
Unallocated (c)	(5,216)	(7,213)
Total operating loss	$(22,487)	$(41,952)

(a)    Includes $61.0 million and $54.6 million for the three months ended October 31, 2011 and 2010, respectively, related to foreign operations.

(b)   Includes $0.5 million and $1.1 million charge for the three months ended October 31, 2011 and 2010, respectively, related to lease charges associated with store closures.

(c)    Includes internal carrying costs charged to the segments totaling $14.2 million and $13.4 million for the three months ended October 31, 2011 and 2010, respectively.

11.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  On August 9, 2010, the two lawsuits were consolidated into one consolidated lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  The lawsuit requests unspecified damages and costs.  On August 1, 2011, the Court dismissed the lawsuit with prejudice.  The plaintiffs have appealed the decision.  We intend to vigorously defend the dismissal, however, the Company cannot predict the outcome of the lawsuit and cannot estimate the damages, if any, that the Company may incur in connection with this matter.

In December 2009, the directors of the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in a derivative action lawsuit brought on behalf of the Company by a shareholder in the County Court of Dallas County, Texas.  The suit alleged various breaches of fiduciary and other duties by the defendants that generally were related to the financial statement errors described above.  In addition, the Board of Directors received demands from two shareholders requesting that the Board of Directors take action against each of the individuals named in the derivative lawsuit to recover damages for the alleged breaches.  The lawsuit requested unspecified damages and costs.  The Board of Directors also received a demand from two other shareholders that the Company take legal action against Rebecca Higgins as a result of her purported role in the financial statement errors.  On September 29, 2011, the Court dismissed the derivative action lawsuit without prejudice.

On April 21, 2011, the Securities and Exchange Commission concluded its investigation of the Company with respect to the matters underlying the lawsuits and demands described above and did not recommend any enforcement action against the Company.  No penalties or fines were assessed to the Company.

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

12.       DEFERRED REVENUE

We offer our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  The Company has historically recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties will be recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.  The change in estimate increased revenues by $6.3 million during the first quarter of fiscal year 2012.  In addition, net loss and net loss per share improved by $5.9 million and $0.18 per share during the first quarter of fiscal year 2012.

Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis.  In addition, we offer our Kiosk Jewelry customers a one-year warranty that covers a one-time replacement for breakage.  The revenue from the one-year warranties is recognized over a 12-month period.

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2011	2010

Deferred revenue, beginning of period	$232,180	$218,882
Warranties sold (a)	22,820	19,450
Revenue recognized	(34,919)	(20,508)
Deferred revenue, end of period	$220,081	$217,824

(a)

Warranty sales for the three months ended October 31, 2011 include approximately $1.7 million related primarily to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. Warranty sales for the three months ended October 31, 2010 include approximately $0.4 million related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At October 31, 2011, we operated 1,156 fine jewelry stores and 665 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, Zales Jewelers®, Zales Outlet®, Gordon’s Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented consumer.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point customer.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card customers.

Comparable store sales increased by 5.8 percent during the first quarter of fiscal year 2012.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 5.2 percent for the quarter.  Gross margin increased by 300 basis points to 53.5 percent during the first quarter of fiscal year 2012 compared to the same period in the prior year.  The increase in gross margin was partially due to an 85 basis point increase resulting from a change in warranty revenue recognition.  The remaining 215 basis point improvement was the result of lower merchandise discounts and an increase in retail prices, partially offset by an increase in the cost of merchandise.  Operating loss for the quarter was $22.5 million compared to an operating loss of $42.0 million in the same period in the prior year, an improvement of $19.5 million.  Operating margin improved by 640 basis points to negative 6.4 percent compared to negative 12.8 percent in the same period in the prior year.  The improvement in operating margin is primarily the result of greater operating leverage and an increase in gross margin.

Net earnings associated with warranties totaled $27.9 million for the three months ended October 31, 2011, compared to $16.5 million for the same period in the prior year.  The increase is primarily the result of improved sales and a $6.3 million increase resulting from a change in  revenue recognition related to lifetime warranties.  Accounting Standards Codification 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  The Company has historically recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties will be recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

During the three months ended October 31, 2011 and 2010, the average Canadian currency rate appreciated by approximately three percent and four percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The appreciation in the Canadian currency rate for the three months ended October 31, 2011 resulted in a $1.8 million increase in reported revenues, offset by an increase in both reported cost of sales and selling, general and administrative expenses of $0.8 million.  The appreciation in the Canadian currency rate for the three months ended October 31, 2010 resulted in a $2.2 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.1 million and $1.0 million, respectively.

Comparable store sales include internet sales and repair sales but exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to customers who purchase merchandise under our proprietary credit programs.  The sales results of new stores are included beginning with their thirteenth full month of operation.  The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.  However, stores closed for more than 90 days due to unforeseen events (e.g., hurricanes, etc.) are excluded from the calculation of comparable store sales.

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	October 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of sales	46.5	49.5
Gross margin	53.5	50.5
Selling, general and administrative	56.9	59.7
Depreciation and amortization	2.8	3.3
Other charges	0.1	0.3
Operating loss	(6.4)	(12.8)
Interest expense	2.8	16.9
Loss before income taxes	(9.2)	(29.7)
Income tax benefit	(0.2)	—
Loss from continuing operations	(9.0)	(29.7)
Loss from discontinued operations, net of taxes	(0.1)	(0.2)
Net loss	(9.1)%	(29.9)%

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

Revenues.  Revenues for the quarter ended October 31, 2011 were $351.0 million, an increase of 7.3 percent compared to revenues of $327.0 million for the same period in the prior year.  Comparable store sales increased 5.8 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 13.5 percent increase in the average price per unit in our fine jewelry stores, partially offset by a 6.2 percent decrease in the number of units sold.  The increase in revenue was also due to a $12.2 million increase in revenues related to warranties, of which $6.3 million is the result of a change in revenue recognition related to lifetime warranties, and a $1.8 million increase related to the appreciation of the Canadian currency rate.  The increase was partially offset by a decrease in revenues related to 70 stores closed (net of store openings) since October 31, 2010.

Fine Jewelry contributed $300.7 million of revenues in the quarter ended October 31, 2011, an increase of 8.3 percent compared to $277.7 million for the same period in the prior year.

Kiosk Jewelry contributed $46.7 million of revenues for the quarter ended October 31, 2011 as compared to $46.4 million in the prior year, representing an increase of 0.6 percent.  The increase in revenues is due to a 7.8 percent increase in the average price per unit offset by a 9.0 percent decrease in the number of units sold.

All Other contributed $3.6 million in revenues for the quarter ended October 31, 2011, an increase of 24.9 percent compared to $2.9 million for the same period in the prior year.

During the quarter ended October 31, 2011, we opened one location in Kiosk Jewelry.  In addition, we closed seven stores in Fine Jewelry and two locations in Kiosk Jewelry.

Gross Margin.  Gross margin is net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.  Gross margin was 53.5 percent of revenues for the quarter ended October 31, 2011, compared to 50.5 percent for the same period in the prior year.  The 300 basis point increase was partially due to an 85 basis point increase resulting from a change in warranty revenue recognition.  The remaining 215 basis point improvement was the result of lower merchandise discounts and an increase in retail prices, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 56.9 percent of revenues for the quarter ended October 31, 2011, compared to 59.7 percent for the same period in the prior year.  The 280 basis point improvement was primarily the result of greater operating leverage.  SG&A increased by $4.6 million to $199.8 million for the quarter ended October 31, 2011.  The increase is primarily the result of a $4.4 million increase in labor costs to support increased sales and a $1.5 million increase in promotional costs.  The increase was partially offset by a $1.4 million decrease in occupancy costs primarily related to 70 stores closed (net of store openings) since October 31, 2010.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended October 31, 2011 and 2010 was 2.8 percent and 3.3 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded during fiscal year 2011.

Other Charges.  Other charges for the quarter ended October 31, 2011 and 2010 includes lease charges related to closed stores totaling $0.5 million and $1.1 million, respectively.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended October 31, 2011 and 2010 was 2.8 percent and 16.9 percent, respectively.  Interest expense decreased by $45.4 million to $9.9 million for the three months ended October 31, 2011.  The decrease is the result of a $45.8 million charge recorded in the first quarter of fiscal year 2011 associated with the first amendment to our Senior Secured Term Loan (“Term Loan”) on September 24, 2010.

Income Tax Benefit.  Income tax benefit totaled $0.7 million for the three months ended October 31, 2011, as compared to $0.1 million for the same period in the prior year.  Income tax benefits for both periods were primarily associated with operating losses related to our Canadian subsidiaries.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Through October 31, 2011, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments.  The average vendor payment terms during the three months ended October 31, 2011 and 2010 was approximately 48 days and 42 days, respectively.  As of October 31, 2011, we had cash and cash equivalents totaling $30.1 million.

Net cash used in operating activities improved from $127.3 million for the three months ended October 31, 2010 to $95.2 million for the three months ended October 31, 2011.  The $32.1 million improvement in the deficit is primarily the result of a $19.5 million decrease in operating losses and a $15.2 million payment in the prior year related to the Term Loan amendment.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at October 31, 2011 was $856.9 million, an increase of $22.6 million compared to inventory levels at October 31, 2010.  The increase is primarily the result of additional merchandise purchased as a result of increased sales, higher merchandise cost and an increase in the Canadian exchange rate.

Amended and Restated Revolving Credit Agreement

On May 10, 2010, we entered into an agreement to amend and restate various terms of the revolving credit agreement with Bank of America, N.A. and certain other lenders.  The Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) consisted of two tranches: (a) an extended tranche totaling $530 million, including seasonal borrowings of $88 million, maturing on April 30, 2014 and (b) a non-extending tranche totaling $120 million, including seasonal borrowings of $20 million, maturing on August 11, 2011.  The commitments under the agreement from both tranches total $650 million, including seasonal borrowings of $108 million.  On April 21, 2011, the $120 million non-extending tranche was assigned to other lenders and the maturity date was extended to April 30, 2014, the maturity date for the remainder of the credit facility.  Borrowings under the Revolving Credit Agreement are capped at the lesser of: (1) 73 percent of the cost of eligible inventory during October through December and 69 percent for the remainder of the year (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables or (2) 87.5 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 85 percent of eligible credit card receivables.  The Revolving Credit Agreement also contains an accordion feature that allows us to permanently increase commitments up to an additional $100 million, subject to approval by our lenders and certain other requirements.  The Revolving Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.  At October 31, 2011, we had borrowing availability under the Revolving Credit Agreement of $206.5 million.

The monthly borrowing rates calculated from the cost of eligible inventory are as follows: 73 percent for November and December 2011; ranging from 63 to 67 percent for the period of January through September 2012 and 73 percent for October 2012.

Borrowings under the Revolving Credit Agreement bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate (as defined in the Revolving Credit Agreement) plus the applicable margin (ranging from 250 to 300 basis points).  We are required to pay a quarterly unused commitment fee of 50 basis points based on the preceding quarter’s unused commitment.

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  Borrowing availability, excluding the $50 million minimum availability requirement, was approximately $157 million as of October 31, 2011.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of October 31, 2011, we were in compliance with all covenants under the Revolving Credit Agreement.

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

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with Accounting Standards Codification (“ASC”) 470-50, Debt—Modifications and Extinguishments, the amendment was considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended October 31, 2011 is $21 million and CAD $31 million, respectively.  As of October 31, 2011, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 35 percent and 32 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the remainder of fiscal year 2012 range from $22 million to $26 million.  The Zale Canada minimum store contribution thresholds for the remainder of fiscal year 2012 range from CAD $33 million to CAD $36 million.  Liquidity (as defined in the Term Loan) was $297.5 million as of October 31, 2011, which exceeded the $135 million minimum liquidity requirement under the Term Loan by $162.5 million.  As of October 31, 2011, we were in compliance with all covenants under the Term Loan.

Warrant and Registration Rights Agreement

In connection with the execution of the Term Loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the “Warrant Agreement”) with Z Investment Holdings, LLC.  Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the “Warrants”) to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.  The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance.  The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010.  The number of shares and exercise price are subject to customary antidilution protection.  The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.  The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS provides credit insurance for our customers and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  As of October 31, 2011, we expect to exceed the $50 million threshold for the program year ending June 30, 2012.  Our customers use our private label credit card to pay for approximately 21 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  As of October 31, 2011, we were in compliance with all covenants under the MSA.  Beginning October 1, 2011, we are required to meet the net credit card sales threshold of $315 million. As of October 31, 2011, we expect to exceed the $315 million threshold for the program year ending September 30, 2012. Our customers use our private label credit card to pay for approximately 37 percent of purchases in the U.S.

In August 2011, we entered into an agreement with Monterey Financial Services, Inc. to provide alternative financing options to our U.S. customers who have been declined by Citibank.

Capital Expenditures

During the three months ended October 31, 2011, we invested $3.2 million to remodel, relocate and refurbish nine stores in Fine Jewelry and to complete store enhancement projects.  We invested $0.1 million in capital expenditures to open one store in Kiosk Jewelry.  We also invested $1.0 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $26 million in capital expenditures for the remainder of fiscal year 2012, including $1 million to open five new stores, $18 million in existing store refurbishments and approximately $7 million in capital investments related to information technology infrastructure and support operations.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendment is effective during interim and annual periods beginning after December 15, 2011.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment will instead require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements.  The amendment is effective for fiscal years beginning after

December 15, 2011.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”), which will simplify the rules for testing goodwill for impairment.  ASU 2011-08 will allow entities to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether a company should perform the two-step impairment test as required under ASC 350, Intangibles — Goodwill and Other.  The amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations.  During the three months ended October 31, 2011 and 2010, the average Canadian currency rate appreciated by approximately three percent and four percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The appreciation in the Canadian currency rate for the three months ended October 31, 2011 resulted in a $1.8 million increase in reported revenues, offset by an increase in both reported cost of sales and selling, general and administrative expenses of $0.8 million.  The appreciation in the Canadian currency rate for the three months ended October 31, 2010 resulted in a $2.2 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $1.1 million and $1.0 million, respectively.

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $0.8 million during the three months ended October 31, 2011.  There were no LIFO charges recorded for the three months ended October 31, 2010.  The LIFO inventory reserve included in the consolidated balance sheets as of October 31, 2011 and 2010 was $36.7 million and $18.9 million, respectively.  It is likely that the increase in commodity prices will continue to result in higher merchandise costs, which could materially affect us in the future.

At October 31, 2011, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 11 to our consolidated financial statements set forth, under the heading, “Contingencies,” in Part I of this report.

ITEM 1A.                    RISK FACTORS

We make forward-looking statements in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission (“SEC”).  In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others.  Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan, sales and earnings, merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, e-commerce initiatives, human resource initiatives and other statements regarding our plans and objectives.  In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made.  We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

The U.S. Dodd-Frank Act requires the SEC to issue rules, which are still being prepared, for the disclosure and reporting on the use of certain minerals, including gold, which come from the conflict zones of the Democratic Republic of Congo and adjoining countries.  The supply chain for gold and other minerals is complex and it is estimated that the rules will likely add to the Company’s costs, but this increase is not expected to be material.

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

ITEM 6.                             EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.1	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2005 Form 10-K, Exhibit 10.18
10.2	Offer Letter to Thomas A. Haubenstricker	October 12, 2011 Form 8-K, Exhibit 10.1
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Chief Administrative Officer
32.3*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*                     Filed herewith.

**               These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALE CORPORATION
(Registrant)

Date: December 8, 2011	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Senior Vice President, Chief Financial Officer
(principal financial officer of the registrant)