Form 10-Q
period 2012-01-31
ZALE CORP
filed 2012-03-09
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 5, 2012, 32,211,693 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Revenues	$663,762	$626,416	$1,014,745	$953,453
Cost of sales	328,250	311,308	491,558	473,252
Gross margin	335,512	315,108	523,187	480,201

Selling, general and administrative	281,876	258,084	481,650	453,290
Depreciation and amortization	9,293	10,557	19,182	21,279
Other charges	1,151	2,860	1,649	3,980
Operating earnings	43,192	43,607	20,706	1,652
Interest expense	10,429	9,460	20,360	64,779
Earnings (loss) before income taxes	32,763	34,147	346	(63,127)
Income tax expense	3,833	6,405	3,138	6,284
Earnings (loss) from continuing operations	28,930	27,742	(2,792)	(69,411)
Loss from discontinued operations, net of taxes	(92)	(529)	(244)	(1,259)
Net earnings (loss)	$28,838	$27,213	$(3,036)	$(70,670)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.90	$0.86	$(0.09)	$(2.16)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.04)
Net earnings (loss) per share	$0.89	$0.85	$(0.09)	$(2.20)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.78	$0.74	$(0.09)	$(2.16)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.04)
Net earnings (loss) per share	$0.77	$0.73	$(0.09)	$(2.20)

Weighted average number of common shares outstanding:
Basic	32,192	32,123	32,177	32,116
Diluted	37,238	37,447	32,177	32,116

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2012	July 31, 2011	January 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$27,078	$35,125	$31,408
Merchandise inventories	815,424	720,782	776,883
Other current assets	42,191	49,811	38,434
Total current assets	884,693	805,718	846,725

Property and equipment	700,982	704,813	696,694
Less accumulated depreciation and amortization	(569,279)	(563,062)	(542,045)
Net property and equipment	131,703	141,751	154,649

Goodwill	100,520	104,620	100,609
Other assets	46,396	44,843	42,595
Deferred tax asset	93,348	92,967	77,822
Total assets	$1,256,660	$1,189,899	$1,222,400

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$277,597	$219,256	$245,431
Deferred revenue	87,519	94,188	90,213
Deferred tax liability	92,987	92,721	76,421
Total current liabilities	458,103	406,165	412,065

Long-term debt	425,454	395,454	385,454
Deferred revenue – long-term	134,903	137,992	141,880
Other liabilities	35,902	37,461	38,983

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	161,690	161,575	161,144
Accumulated other comprehensive income	54,429	63,385	53,900
Accumulated earnings	448,668	451,704	493,340
	665,275	677,152	708,872
Treasury stock	(462,977)	(464,325)	(464,854)
Total stockholders’ investment	202,298	212,827	244,018
Total liabilities and stockholders’ investment	$1,256,660	$1,189,899	$1,222,400

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(3,036)	$(70,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	1,841	32,851
Depreciation and amortization	19,182	21,279
Deferred taxes	(118)	3,890
Loss on disposition of property and equipment	1,202	190
Impairment of property and equipment	1,009	3,664
Stock-based compensation	1,494	1,228
Loss from discontinued operations	244	1,259
Changes in operating assets and liabilities:
Merchandise inventories	(101,075)	(70,527)
Other current assets	7,356	3,622
Other assets	596	(741)
Accounts payable and accrued liabilities	59,585	7,246
Deferred revenue	(8,159)	11,815
Other liabilities	(3,781)	240
Net cash used in operating activities	(23,660)	(54,654)

Cash Flows From Investing Activities:
Payments for property and equipment	(9,966)	(5,544)
Purchase of available-for-sale investments	(4,551)	(3,427)
Proceeds from sales of available-for-sale investments	1,133	2,350
Net cash used in investing activities	(13,384)	(6,621)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,263,900	1,992,000
Payments on revolving credit agreement	(2,233,900)	(1,912,000)
Payments on senior secured term loan	—	(11,250)
Net cash provided by financing activities	30,000	68,750

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(680)	(2,493)

Effect of exchange rate changes on cash	(323)	191

Net change in cash and cash equivalents	(8,047)	5,173
Cash and cash equivalents at beginning of period	35,125	26,235
Cash and cash equivalents at end of period	$27,078	$31,408

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At January 31, 2012, we operated 1,151 specialty retail jewelry stores and 659 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of January 31, 2012
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$24,980	$—	$—
U.S. government agency securities	—	3,801	—
Corporate bonds and notes	—	1,721	—
Corporate equity securities	3,882	—	—
	$28,862	$5,522	$—

Liabilities
Lease reserves	$—	$—	$1,615

	Fair Value as of January 31, 2011
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$17,410	$—	$—
U.S. government agency securities	—	4,069	—
Corporate bonds and notes	—	2,270	—
Corporate equity securities	3,959	—	—
	$21,369	$6,339	$—

Liabilities
Lease reserves	$—	$—	$6,699

Investments in U.S. Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy.  Investments in U.S. government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 3 for additional information related to our investments).

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

Assets that are Measured at Fair Value on a Nonrecurring Basis

The following table includes our store-level property and equipment that were measured at fair value, using Level 3 inputs, on a nonrecurring basis (in thousands):

	Fair Value for the the Six Months Ended January 31,
	2012	2011

Store-level property and equipment	$256	$900

Potential impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a weighted-average cost of capital and updated financial projections, and therefore is classified as a Level 3 measurement in the fair value hierarchy.  For the six months ended January 31, 2012, store-level property and equipment of $1.3 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $1.0 million.  For the six months ended January 31, 2011, store-level property and equipment of $4.6 million were written down to their fair value of $0.9 million, resulting in an impairment charge of $3.7 million.

At the end of the second quarter of fiscal year 2012, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $81.2 million of goodwill related to the Peoples Jewellers acquisition and the $19.3 million of goodwill related to the Piercing Pagoda acquisition.  As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 22 percent and 52 percent, respectively, to be considered for potential impairment.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 13.75 percent to 15.25 percent based on a weighted average cost of capital that reflects current market conditions.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and Senior Secured Term Loan approximates fair value as of January 31, 2012.  The fair values of the revolving credit agreement and the Senior Secured Term Loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported in other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at January 31, 2012 will contractually mature within 1 to 20 years.  Our investments consist of the following (in thousands):

	January 31, 2012		January 31, 2011
	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$23,067	$24,980	$16,721	$17,410
U.S. government agency securities	3,511	3,801	3,770	4,069
Corporate bonds and notes	1,594	1,721	2,119	2,270
Corporate equity securities	3,501	3,882	3,501	3,959
	$31,673	$34,384	$26,111	$27,708

At January 31, 2012 and 2011, the carrying value of investments included a net unrealized gain of $2.7 million and $1.6 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and six months ended January 31, 2012 and 2011.

4.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31,
	2012	2011

Revolving credit agreement	$285,000	$245,000
Senior Secured Term Loan	140,454	140,454
	$425,454	$385,454

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

The monthly borrowing rates calculated from the cost of eligible inventory range from 63 to 67 percent for the period of February through September 2012 and 73 percent for the period of October through December 2012.

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

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of January 31, 2012, we were in compliance with all covenants under the Revolving Credit Agreement.

Borrowing availability under the terms of the Revolving Credit Agreement was approximately $153 million as of January 31, 2012, excluding the $50 million minimum availability requirement.  As a result of the minimum liquidity requirement under the Senior Secured Term Loan (see below), the amount available under the Revolving Credit Agreement at January 31, 2012 was approximately $121 million.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended January 31, 2012 is $22 million and CAD $33 million, respectively.  As of January 31, 2012, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 31 percent and 24 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the next twelve months range from $24 million to $30 million.  The Zale Canada minimum store contribution thresholds for the next twelve months range from CAD $34 million to CAD $40 million.  Liquidity (as defined in the Term Loan) was $256.0 million as of January 31, 2012, which exceeded the $135 million minimum liquidity requirement under the Term Loan by approximately $121 million.  As of January 31, 2012, we were in compliance with all covenants under the Term Loan.

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

The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan.  On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants.  The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010.  The remaining amount of $13.0 million was reclassified to stockholders’ investment and is included in additional paid-in capital in the accompanying consolidated balance sheets.  Issuance costs attributable to the Warrants totaling $1.7 million were expensed on the date of issuance.  As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

5.              OTHER CHARGES

Other charges consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Store impairments	$1,009	$3,664	$1,009	$3,664
Store closure adjustments	142	(804)	640	316
	$1,151	$2,860	$1,649	$3,980

During the second quarter of fiscal years 2012 and 2011, we recorded charges related to the impairment of long-lived assets for underperforming stores in Fine Jewelry totaling $1.0 million and $3.7 million, respectively.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2012 were to decline by 20 percent, we would be required to record additional impairments of approximately $0.1 million.  If operating earnings were to decline by 40 percent, the additional impairments required would increase to approximately $0.7 million.

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.  During the three months ended January 31, 2012 and 2011, we recorded a charge totaling $0.1 million and a $0.8 million gain, respectively, related to store closures.  During the six months ended January 31, 2012 and 2011, we recorded charges related to the store closures totaling $0.6 million and $0.3 million, respectively.  As of January 31, 2012, the remaining lease reserve associated with the store closures totaled $0.9 million.

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

The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Basic weighted average shares	32,192	32,123	32,177	32,116
Effect of potential dilutive securities:
Warrants	4,767	5,156	—	—
Stock options and restricted share awards	279	168	—	—
Diluted weighted average shares	37,238	37,447	32,177	32,116

The calculation of diluted weighted average shares excludes the impact of 1.3 million and 1.8 million antidilutive stock options for the three months ended January 31, 2012 and 2011, respectively, and 2.2 million and 2.9 million antidilutive stock options for the six months ended January 31, 2012 and 2011, respectively.  The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidilutive warrants for the six months ended January 31, 2012 and 2011.

During the six months ended January 31, 2012 and 2011, we incurred a net loss of $3.0 million and $70.7 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the six month periods presented.

7.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The following table gives further detail regarding the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Net earnings (loss)	$28,838	$27,213	$(3,036)	$(70,670)
Foreign currency translation adjustment	(1,235)	3,484	(9,504)	5,270
Unrealized gain (loss) on securities, net	394	(381)	548	190
Comprehensive income (loss)	$27,997	$30,316	$(11,992)	$(65,210)

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Beginning of period	$55,270	$50,797	$63,385	$48,440
Foreign currency translation adjustment	(1,235)	3,484	(9,504)	5,270
Unrealized gain (loss) on securities, net	394	(381)	548	190
End of period	$54,429	$53,900	$54,429	$53,900

8.              INCOME TAXES

Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. and Puerto Rico subsidiaries, valuation allowances totaling $1.1 million were recorded during the second quarter of fiscal year 2012 to offset the tax benefit associated with the operating losses.  The valuation allowance as of January 31, 2012 totaled $98.7 million.

9.              DISPOSITION OF BAILEY BANKS & BIDDLE

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective current lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  As a result, we are liable for the remaining lease obligations.  We recorded charges related to the leases totaling $0.1 million and $0.5 million in discontinued operations for the three months ended January 31, 2012 and 2011, respectively.  We recorded charges related to the leases totaling $0.2 million and $1.3 million in discontinued operations for the six months ended January 31, 2012 and 2011, respectively.  The lease reserve associated with the remaining lease totaled $0.7 million at January 31, 2012.  There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

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

Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2012	2011	2012	2011
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$583,799	$544,397	$885,589	$822,370
Kiosk	77,497	79,537	124,212	126,167
All Other	2,466	2,482	4,944	4,916
Total revenues	$663,762	$626,416	$1,014,745	$953,453

Depreciation and amortization:
Fine Jewelry	$5,880	$7,173	$12,061	$14,497
Kiosk	806	841	1,581	1,731
All Other	—	—	—	—
Unallocated	2,607	2,543	5,540	5,051
Total depreciation and amortization	$9,293	$10,557	$19,182	$21,279

Operating earnings:
Fine Jewelry (b)	$40,624	$37,323	$26,620	$4,608
Kiosk	9,846	11,545	7,660	9,772
All Other	1,348	1,628	2,221	2,807
Unallocated (c)	(8,626)	(6,889)	(15,795)	(15,535)
Total operating earnings	$43,192	$43,607	$20,706	$1,652

(a)

Includes $117.9 million and $114.3 million for the three months ended January 31, 2012 and 2011, respectively, and $179.0 million and $169.0 million for the six months ended January 31, 2012 and 2011, respectively, related to foreign operations.

(b)

Includes $1.2 million and $2.9 million related to lease charges for store closures and store impairments for the three months ended January 31, 2012 and 2011, respectively. Includes $1.6 million and $4.0 million related to lease charges for store closures and store impairments for the six months ended January 31, 2012 and 2011, respectively.

(c)

Includes $15.7 million and $13.0 million for the three months ended January 31, 2012 and 2011, respectively, and $29.9 million and $26.5 million for the six months ended January 31, 2012 and 2011, respectively, to offset internal carrying costs charged to the segments.

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

12.       DEFERRED REVENUE

We offer our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  The Company has historically recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties will be recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.  The change in estimate increased revenues by $12.6 million and $18.9 million during the three and six months ended January 31, 2012, respectively.  Net earnings (loss) improved by $11.8 million and $17.8 million during the three and six months ended January 31, 2012, respectively.  In addition, basic and dilutive net earnings (loss) per share improved by $0.37 per share and $0.32 per share, respectively, during the three months ended January 31, 2012 and $0.55 per share during the six months ended January 31, 2012.

Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis.  We also offer our Fine Jewelry customers a two-year watch warranty and our Kiosk Jewelry customers a one-year warranty that covers breakage.  The revenue from these warranties is recognized on a straight-line basis over their respective contract terms.

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Deferred revenue, beginning of period	$220,609	$218,161	$232,525	$219,251
Warranties sold (a)	42,478	36,902	63,891	56,850
Revenue recognized	(40,665)	(22,970)	(73,994)	(44,008)
Deferred revenue, end of period	$222,422	$232,093	$222,422	$232,093

(a)

Warranty sales for the three and six months ended January 31, 2012 include approximately $0.2 million and $1.9 million, respectively, related primarily to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the three and six months ended January 31, 2011 include approximately $0.6 million and $1.0 million, respectively, related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2012, we operated 1,151 fine jewelry stores and 659 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Comparable store sales increased by 5.8 percent during the second quarter of fiscal year 2012.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 6.1 percent for the quarter.  Gross margin increased by 20 basis points to 50.5 percent during the second quarter of fiscal year 2012.  Gross margin compared to the same period in the prior year was impacted by a 90 basis point improvement resulting from a change in warranty revenue recognition, a 60 basis point last-in, first-out (“LIFO”) inventory charge and the impact of a reduction in inventory reserves during the second quarter of fiscal year 2011.  Excluding these items, gross margin improved by 70 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.  Operating earnings for the quarter were $43.2 million compared to operating earnings of $43.6 million in the same period in the prior year, a decrease of $0.4 million.  Operating margin decreased by 50 basis points to 6.5 percent compared to 7.0 percent in the same period in the prior year.  The decrease in operating margin is primarily the result of increases in promotional costs, including production costs and marketing for the launch of proprietary products, and an increase in proprietary credit fees.

Net earnings associated with warranties totaled $61.8 million for the six months ended January 31, 2012, compared to $34.2 million for the same period in the prior year.  The increase is primarily the result of improved sales and an $18.9 million increase resulting from a change in revenue recognition related to lifetime warranties.  Accounting Standards Codification 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  The Company has historically recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties will be recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

During the six months ended January 31, 2012 and 2011, the average Canadian currency rate appreciated by approximately one percent and five percent, respectively, relative to the U.S. dollar as compared to the prior year period.  For the six months ended January 31, 2012, fluctuations in the Canadian currency rate relative to the U.S. dollar did not have a significant impact on our consolidated statement of operations as compared to the prior year.  The appreciation in the Canadian currency rate for the six months ended January 31, 2011 resulted in a $7.5 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $3.6 million and $2.7 million, respectively.  In addition, as a result of fluctuations in the Canadian dollar, we recorded a loss totaling

$2.1 million and a gain totaling $0.6 million associated with the settlement of Canadian accounts payable during the six months ended January 31, 2012 and 2011, respectively.

Substantially all U.S. inventories represent finished goods, which are valued using the LIFO retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold, and silver costs, are primary components in determining our LIFO inventory.  As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $7.6 million and $3.7 million during the three months ended January 31, 2012 and 2011, respectively.  We also recorded LIFO charges totaling $0.8 million during the three months ended October 31, 2011.  The LIFO inventory reserve included in the consolidated balance sheets as of January 31, 2012 and 2011 totaled $44.3 million and $22.6 million, respectively.

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

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).  However, the non-GAAP performance measure of EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.  We use the non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

EBITDA is a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net earnings (loss) or other GAAP measures as an indicator of operating performance.  In addition, EBITDA should not be considered as an alternative to operating earnings or net earnings (loss) as a measure of operating performance.  Our calculation of EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles EBITDA to earnings (loss) from continuing operations as presented in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Earnings (loss) from continuing operations	$28,930	$27,742	$(2,792)	$(69,411)
Depreciation and amortization	9,293	10,557	19,182	21,279
Interest expense	10,429	9,460	20,360	64,779
Income tax expense	3,833	6,405	3,138	6,284
EBITDA	$52,485	$54,164	$39,888	$22,931

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.5	49.7	48.4	49.6
Gross margin	50.5	50.3	51.6	50.4
Selling, general and administrative	42.5	41.2	47.5	47.5
Depreciation and amortization	1.4	1.7	1.9	2.2
Other charges	0.2	0.5	0.2	0.4
Operating earnings	6.5	7.0	2.0	0.2
Interest expense	1.6	1.5	2.0	6.8
Earnings (loss) before income taxes	4.9	5.5	—	(6.6)
Income tax expense	0.6	1.0	0.3	0.7
Earnings (loss) from continuing operations	4.4	4.4	(0.3)	(7.3)
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	—	(0.1)
Net earnings (loss)	4.3%	4.3%	(0.3)%	(7.4)%

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Revenues.  Revenues for the quarter ended January 31, 2012 were $663.8 million, an increase of 6.0 percent compared to revenues of $626.4 million for the same period in the prior year.  Comparable store sales increased 5.8 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 9.7 percent increase in the number of units sold in our fine jewelry stores, partially offset by a 2.6 percent decrease in the average price per unit sold.  The change in the number of units sold and the average price per unit sold includes the impact of an increase in sales related to our bead product lines, which are sold at a lower price point, partially offset by an increase in retail prices.  The increase in revenue was also due to a $17.3 million increase in revenues related to warranties, of which $12.6 million is the result of a change in revenue recognition related to lifetime warranties.  The increase was partially offset by a decrease in revenues related to 61 stores closed (net of store openings) since January 31, 2011.

Fine Jewelry contributed $583.8 million of revenues in the quarter ended January 31, 2012, an increase of 7.2 percent compared to $544.4 million for the same period in the prior year.

Kiosk Jewelry contributed $77.5 million of revenues for the quarter ended January 31, 2012 as compared to $79.5 million in the prior year, representing a decrease of 2.6 percent.  The decrease in revenues is due to a 7.3 percent decrease in the number of units sold, partially offset by a 4.6 percent increase in the average price per unit.

All Other contributed $2.5 million in revenues for the quarter ended January 31, 2012 and 2011.

During the quarter ended January 31, 2012, we converted two Gordon’s stores to the Zales nameplate in Fine Jewelry and opened one location in Kiosk Jewelry.  In addition, we closed five stores in Fine Jewelry and seven locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.  Gross margin increased by 20 basis points to 50.5 percent during the second quarter of fiscal year 2012.  Gross margin compared to the same period in the prior year was impacted by a 90 basis point improvement resulting from a change in warranty revenue recognition, a 60 basis point LIFO inventory charge and the impact of a reduction in inventory reserves during the second quarter of fiscal year 2011.  Excluding these items, gross margin improved by 70 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 42.5 percent of revenues for the quarter ended January 31, 2012, compared to 41.2 percent for the same period in the prior year.  SG&A increased by $23.8 million to $281.9 million for the quarter ended January 31, 2012.  The increase is primarily the result of a $14.7 million increase in promotional costs, including production costs and marketing for the launch of proprietary products, and a $4.6 million increase in proprietary credit fees.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended January 31, 2012 and 2011 was 1.4 percent and 1.7 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded during fiscal year 2011.

Other Charges.  Other charges for the quarter ended January 31, 2012 and 2011 includes lease charges related to closed stores and store impairments totaling $1.2 million and $2.9 million, respectively.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2012 and 2011 was 1.6 percent and 1.5 percent, respectively.  Interest expense increased by $1.0 million to $10.4 million for the three months ended January 31, 2012.  The increase is primarily due to an increase in the weighted average effective interest rate associated with the revolving credit agreement to 4.1 percent as compared to 3.7 percent for the same period in the prior year and an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $3.8 million for the three months ended January 31, 2012, as compared to $6.4 million for the same period in the prior year.  Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.  The decrease in income tax expense was the result of both a reduction in the tax rate and lower taxable earnings in Canada.

Six Months Ended January 31, 2012 Compared to Six Months Ended January 31, 2011

Revenues.  Revenues for the six months ended January 31, 2012 were $1,014.7 million, an increase of 6.4 percent compared to revenues of $953.5 million for the same period in the prior year.  Comparable store sales increased 5.8 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 4.6 percent increase in the number of units sold and a 2.1 percent increase in the average price per unit sold in our fine jewelry stores.  The change in the number of units sold and the average price per unit sold includes the impact of an increase in sales related to our bead product lines, which are sold at a lower price point, partially offset by an increase in retail prices.  The increase in revenue was also due to a $29.5 million increase in revenues related to warranties, of which $18.9 million is the result of a change in revenue recognition related to lifetime warranties.  The increase was partially offset by a decrease in revenues related to 61 stores closed (net of store openings) since January 31, 2011.

Fine Jewelry contributed $885.6 million of revenues in the six months ended January 31, 2012, an increase of 7.7 percent compared to $822.4 million for the same period in the prior year.

Kiosk Jewelry contributed $124.2 million of revenues for the six months ended January 31, 2012 as compared to $126.2 million in the prior year, representing a decrease of 1.5 percent.  The decrease in revenues is due to a 7.9 percent decrease in the number of units sold, partially offset by a 5.9 percent increase in the average price per unit.

All Other contributed $4.9 million in revenues for the six months ended January 31, 2012 and 2011.

During the six months ended January 31, 2012, we converted two Gordon’s stores to the Zales nameplate in Fine Jewelry and opened two locations in Kiosk Jewelry.  In addition, we closed 12 stores in Fine Jewelry and nine locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.  Gross margin increased by 120 basis points to 51.6 percent during the six months ended January 31, 2012.  Gross margin compared to the same period in the prior year was impacted by a 100 basis point improvement resulting from a change in warranty revenue recognition, a 50 basis point LIFO inventory charge and the impact of a reduction in inventory reserves during the six months ended January 31, 2011.  Excluding these items, gross margin improved by 130 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.5 percent of revenues for the six months ended January 31, 2012 and 2011.  SG&A increased by $28.4 million to $481.7 million for the six months ended January 31, 2012.  The increase is primarily the result of a $16.1 million increase in promotional costs, including production costs and marketing for the launch of proprietary products, a $5.1 million increase in proprietary credit fees and a $3.7 million increase in labor costs to support increased sales.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2012 and 2011 was 1.9 percent and 2.2 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded during fiscal year 2011.

Other Charges.  Other charges for the six months ended January 31, 2012 and 2011 includes lease charges related to closed stores and store impairments totaling $1.6 million and $4.0 million, respectively.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2012 and 2011 was 2.0 percent and 6.8 percent, respectively.  Interest expense decreased by $44.4 million to $20.4 million for the six months ended January 31, 2012.  The decrease is the result of a $45.8 million charge recorded in the first quarter of fiscal year 2011 associated with the first amendment to our Senior Secured Term Loan (“Term Loan”) on September 24, 2010.  Excluding the $45.8 million charge, interest expense increased by $1.4 million primarily due to an increase in the weighted average effective interest rate associated with the revolving credit agreement to 4.0 percent as compared to 3.6 percent for the same period in the prior year and an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $3.1 million for the six months ended January 31, 2012, as compared to $6.3 million for the same period in the prior year.  Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.  The decrease in income tax expense was the result of both a reduction in the tax rate and lower taxable earnings in Canada.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including merchandise inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Through January 31, 2012, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments.  The average vendor payment terms during the six months ended January 31, 2012 and 2011 were approximately 50 days and 42 days, respectively.  As of January 31, 2012, we had cash and cash equivalents totaling $27.1 million.

Net cash used in operating activities improved from $54.7 million for the six months ended January 31, 2011 to $23.7 million for the six months ended January 31, 2012.  The $31.0 million improvement in the deficit is primarily the result of a $15.2 million payment in the prior year related to the Term Loan amendment and the timing of vendor payments, partially offset by an increase in inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at January 31, 2012 was $815.4 million, an increase of $38.5 million compared to inventory levels at January 31, 2011.  The increase is primarily the result of additional merchandise purchased as a result of increased sales and higher merchandise cost.

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

The monthly borrowing rates calculated from the cost of eligible inventory range from 63 to 67 percent for the period of February through September 2012 and 73 percent for the period of October through December 2012.

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

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of January 31, 2012, we were in compliance with all covenants under the Revolving Credit Agreement.

Borrowing availability under the terms of the Revolving Credit Agreement was approximately $153 million as of January 31, 2012, excluding the $50 million minimum availability requirement.  As a result of the minimum liquidity requirement under the Senior Secured Term Loan (see below), the amount available under the Revolving Credit Agreement at January 31, 2012 was approximately $121 million.

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

On September 24, 2010, we amended the Term Loan with Z Investment Holdings, LLC.  The amendment eliminated the Minimum Consolidated EBITDA covenant and our option to pay a portion of future interest payments in kind subsequent to July 31, 2010.  As a result, all future interest payments will be made in cash.  In consideration for the amendment, we paid Z Investment Holdings, LLC an aggregate of $25.0 million, of which $11.3 million was used to pay down the outstanding principal balance of the Term Loan, $1.2 million was a prepayment premium and $12.5 million was an amendment fee.  The outstanding balance of the Term Loan after the amendment totaled $140.5 million.  In accordance with Accounting Standards Codification (“ASC”) 470-50, Debt–Modifications and Extinguishments, the amendment was considered a significant modification, which required us to account for the Term Loan and related unamortized costs as an extinguishment and record the amended Term Loan at fair value.  As a result, we recorded a charge to interest expense totaling $45.8 million in the first quarter of fiscal year 2011.  The charge consists of $20.3 million related to the unamortized discount associated with the warrants issued in connection with the Term Loan, the $12.5 million amendment fee, $10.3 million related to the unamortized debt issuance costs associated with the Term Loan and $2.7 million related to the prepayment premium and other costs associated with the amendment.

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

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended January 31, 2012 is $22 million and CAD $33 million, respectively.  As of January 31, 2012, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 31 percent and 24 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the next twelve months range from $24 million to $30 million.  The Zale Canada minimum store contribution thresholds for the next twelve months range from CAD $34 million to CAD $40 million.  Liquidity (as defined in the Term Loan) was $256 million as of January 31, 2012, which exceeded the $135 million minimum liquidity requirement under the Term Loan by approximately $121 million.  As of January 31, 2012, we were in compliance with all covenants under the Term Loan.

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

The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the Term Loan.  On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants.  The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010.  The remaining amount of $13.0 million was reclassified to stockholders’ investment and is included in additional paid-in capital in the accompanying consolidated balance sheets.  Issuance costs attributable to the Warrants totaling $1.7 million were expensed on the date of issuance.  As indicated above, the remaining unamortized discount as of September 24, 2010 totaling $20.3 million associated with the Warrants was charged to interest expense during the first quarter of fiscal year 2011.

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS provides credit insurance for our customers and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  As of January 31, 2012, we expect to exceed the $50 million threshold for the program year ending June 30, 2012.  Our customers use our private label credit card to pay for approximately 18 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  As of January 31, 2012, we were in compliance with all covenants under the MSA.  As of January 31, 2012, we expect to exceed the $315 million threshold for the program year ending September 30, 2012.  Our customers use our private label credit card to pay for approximately 34 percent of purchases in the U.S.

In August 2011, we entered into an agreement with Monterey Financial Services, Inc. to provide alternative financing options to our U.S. customers who have been declined by Citibank.

Capital Expenditures

During the six months ended January 31, 2012, we invested $7.0 million to remodel, relocate and refurbish 16 stores in Fine Jewelry and to complete store enhancement projects.  We invested $0.3 million in capital expenditures to convert two Gordon’s stores to the Zales nameplate in Fine Jewelry and to open two stores in Kiosk Jewelry.  We also invested $2.7 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $20 million in capital expenditures for the remainder of fiscal year 2012, including $14 million in existing store refurbishments, approximately $5 million in capital investments related to information technology infrastructure and support operations and $1 million to open two new stores.

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

In August 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”), which will simplify the rules for testing goodwill for impairment.  ASU 2011-08 will allow entities to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether a company should perform the two-step impairment test as required under ASC 350, Intangibles – Goodwill and Other.  The amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations.  During the six months ended January 31, 2012 and 2011, the average Canadian currency rate appreciated by approximately one percent and five percent, respectively, relative to the U.S. dollar as compared to the prior year period.  For the six months ended January 31, 2012, fluctuations in the Canadian currency rate relative to the U.S. dollar did not have a significant impact on our consolidated statement of operations as compared to the prior year.  The appreciation in the Canadian currency rate for the six months ended January 31, 2011 resulted in a $7.5 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $3.6 million and $2.7 million, respectively.

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  As a result of recent commodity cost increases, we have recorded LIFO charges in cost of sales totaling $7.6 million and $3.7 million during the three months ended January 31, 2012 and 2011, respectively.  We also recorded LIFO charges totaling $0.8 million during the three months ended October 31, 2011.  The LIFO inventory reserve included in the consolidated balance sheets as of January 31, 2012 and 2011 totaled $44.3 million and $22.6 million, respectively.  It is likely that the increase in commodity prices will continue to result in higher merchandise costs, which could materially affect us in the future.

At January 31, 2012, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial portion of our sales are derived from three selling periods–Holiday (Christmas), Valentine’s Day and Mother’s Day.  Because of the briefness of these three selling periods, the opportunity for sales to recover in the event of a disruption or other difficulty is limited, and the impact of disruptions and difficulties can be significant.  For instance, adverse weather (such as a blizzard or hurricane), a significant interruption in the receipt of products (whether because of vendor or other product problems), or a sharp decline in mall traffic occurring during one of these selling periods could materially impact sales for the affected period and, because of the importance of each of these selling periods, commensurately impact overall sales and earnings.

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

Our customers rely heavily on financing provided by credit card companies to purchase our merchandise.  The availability of credit to our customers is impacted by numerous factors, including general economic conditions and regulatory requirements relating to the extension of credit.  Numerous federal and state laws impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application that have negatively impacted the availability of credit to our customers.  Future regulations or changes in the application of current laws could further impact the availability of credit to our customers.  If the amount of available credit provided to our customers is significantly restricted, our sales and earnings would be negatively impacted.

We are dependent upon our revolving credit agreement, senior secured term loan and other third party financing arrangements for our liquidity needs.

We have a revolving credit agreement and a senior secured term loan that contain various financial and other covenants.  Should we be unable to fulfill the covenants contained in these loans, we would be in default, all outstanding amounts will be immediately due, and we would be unable to fund our operations without a significant restructuring of our business.

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

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.1	Zale Corporation 2011 Omnibus Incentive Plan	October 14, 2011 Definitive Proxy Statement on Schedule 14A, Appendix A

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Administrative Officer

31.3*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Chief Administrative Officer

32.3*	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

ZALE CORPORATION
(Registrant)

Date: March 9, 2012	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Senior Vice President, Chief Financial Officer
(principal financial officer of the registrant)