Form 10-Q
period 2012-04-30
ZALE CORP
filed 2012-06-07
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

As of June 4, 2012, 32,219,702 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Revenues	$445,170	$411,843	$1,459,915	$1,365,296
Cost of sales	216,977	205,424	708,535	678,677
Gross margin	228,193	206,419	751,380	686,619

Selling, general and administrative	213,088	202,347	694,740	655,635
Depreciation and amortization	9,275	9,773	28,456	31,052
Other (gains) charges	(375)	(265)	1,274	3,715
Operating earnings (loss)	6,205	(5,436)	26,910	(3,783)
Interest expense	9,777	8,653	30,135	73,433
Loss before income taxes	(3,572)	(14,089)	(3,225)	(77,216)
Income tax expense (benefit)	868	(4,161)	4,006	2,124
Loss from continuing operations	(4,440)	(9,928)	(7,231)	(79,340)
(Loss) earnings from discontinued operations, net of taxes	(87)	935	(332)	(324)
Net loss	$(4,527)	$(8,993)	$(7,563)	$(79,664)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.14)	$(0.31)	$(0.22)	$(2.47)
(Loss) earnings from discontinued operations	—	0.03	(0.01)	(0.01)
Net loss per share	$(0.14)	$(0.28)	$(0.23)	$(2.48)

Weighted average number of common shares outstanding:
Basic	32,213	32,135	32,189	32,122
Diluted	32,213	32,135	32,189	32,122

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2012	July 31, 2011	April 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$37,291	$35,125	$36,875
Merchandise inventories	778,705	720,782	756,439
Other current assets	41,500	49,811	37,635
Total current assets	857,496	805,718	830,949

Property and equipment	700,505	704,813	704,131
Less accumulated depreciation and amortization	(572,998)	(563,062)	(555,046)
Net property and equipment	127,507	141,751	149,085

Goodwill	102,041	104,620	105,336
Other assets	40,540	44,843	44,145
Deferred tax asset	93,746	92,967	77,287
Total assets	$1,221,330	$1,189,899	$1,206,802

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$229,034	$219,256	$238,655
Deferred revenue	87,798	94,188	96,136
Deferred tax liability	93,281	92,721	72,225
Total current liabilities	410,113	406,165	407,016

Long-term debt	445,505	395,454	375,454
Deferred revenue – long-term	130,029	137,992	139,356
Other liabilities	33,547	37,461	38,941

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	162,208	161,575	160,915
Accumulated other comprehensive income	58,166	63,385	65,128
Accumulated earnings	444,141	451,704	484,346
	665,003	677,152	710,877
Treasury stock	(462,867)	(464,325)	(464,842)
Total stockholders’ investment	202,136	212,827	246,035
Total liabilities and stockholders’ investment	$1,221,330	$1,189,899	$1,206,802

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(7,563)	$(79,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	2,742	33,659
Depreciation and amortization	28,456	31,052
Deferred taxes	(220)	(523)
Loss on disposition of property and equipment	1,506	514
Impairment of property and equipment	1,009	3,664
Stock-based compensation	2,114	1,772
Loss from discontinued operations	332	324
Changes in operating assets and liabilities:
Merchandise inventories	(61,851)	(42,532)
Other current assets	8,160	4,712
Other assets	383	(1,742)
Accounts payable and accrued liabilities	11,370	2,180
Deferred revenue	(13,419)	13,019
Other liabilities	(3,829)	(44)
Net cash used in operating activities	(30,810)	(33,609)

Cash Flows From Investing Activities:
Payments for property and equipment	(14,221)	(8,109)
Purchase of available-for-sale investments	(6,833)	(7,232)
Proceeds from sales of available-for-sale investments	8,375	5,082
Net cash used in investing activities	(12,679)	(10,259)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	3,309,600	2,740,300
Payments on revolving credit agreement	(3,262,800)	(2,670,300)
Payments on senior secured term loan	—	(11,250)
Payments on capital lease obligations	(309)	—
Net cash provided by financing activities	46,491	58,750

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(789)	(5,054)

Effect of exchange rate changes on cash	(47)	812

Net change in cash and cash equivalents	2,166	10,640
Cash and cash equivalents at beginning of period	35,125	26,235
Cash and cash equivalents at end of period	$37,291	$36,875

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At April 30, 2012, we operated 1,134 specialty retail jewelry stores and 658 kiosks located mainly in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Level 3	–	Instruments whose significant inputs are unobservable.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of April 30, 2012
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$20,933	$—	$—
U.S. government agency securities	—	3,048	—
Corporate bonds and notes	—	1,342	—
Corporate equity securities	4,104	—	—
	$25,037	$4,390	$—

Liabilities
Lease reserves	$—	$—	$1,064

	Fair Value as of April 30, 2011
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$18,932	$—	$—
U.S. government agency securities	—	3,926	—
Corporate bonds and notes	—	2,001	—
Corporate equity securities	4,206	—	—
	$23,138	$5,927	$—

Liabilities
Lease reserves	$—	$—	$2,098

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

	Fair Value for the the Nine Months Ended April 30,
	2012	2011

Store-level property and equipment	$256	$900

Potential impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a weighted-average cost of capital and updated financial projections, and therefore are classified as a Level 3 measurement in the fair value hierarchy.  For the nine months ended April 30, 2012, store-level property and equipment of $1.3 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $1.0 million.  For the nine months ended April 30, 2011, store-level property and equipment of $4.6 million were written down to their fair value of $0.9 million, resulting in an impairment charge of $3.7 million.

At the end of the second quarter of fiscal year 2012, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $82.7 million of goodwill related to the Peoples Jewellers acquisition and the $19.3 million of goodwill related to the Piercing Pagoda acquisition.  As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 22 percent and 52 percent, respectively, to be considered for potential impairment.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 13.75 percent to 15.25 percent based on a weighted average cost of capital that reflects current market conditions.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and Senior Secured Term Loan approximates fair value as of April 30, 2012.  The fair values of the revolving credit agreement and the Senior Secured Term Loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported in other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at April 30, 2012 will contractually mature within 1 to 20 years.  Our investments consist of the following (in thousands):

	April 30, 2012		April 30, 2011
	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$19,428	$20,933	$18,187	$18,932
U.S. government agency securities	2,782	3,048	3,632	3,926
Corporate bonds and notes	1,223	1,342	1,866	2,001
Corporate equity securities	3,501	4,104	3,501	4,206
	$26,934	$29,427	$27,186	$29,065

At April 30, 2012 and 2011, the carrying value of investments included a net unrealized gain of $2.5 million and $1.9 million, respectively, which are included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and nine months ended April 30, 2012 and 2011.

4.              LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30,
	2012	2011

Revolving credit agreement	$301,800	$235,000
Senior Secured Term Loan	140,454	140,454
Capital lease obligations	3,251	—
	$445,505	$375,454

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

The monthly borrowing rates calculated from the cost of eligible inventory range from 64 to 68 percent for the period of April through September 2012, 73 percent for the period of October through December 2012, and 66 to 69 percent for the period of January through April 2013.

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

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2012, we were in compliance with all covenants under the Revolving Credit Agreement.

Borrowing availability under the terms of the Revolving Credit Agreement was approximately $206 million as of April 30, 2012, or $156 million excluding the $50 million minimum availability requirement.  As a result of the minimum liquidity requirement under the Senior Secured Term Loan (see below), the amount available under the Revolving Credit Agreement at April 30, 2012 was approximately $109 million.

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

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.  Our ability to repay the Term Loan prior to maturity is restricted by certain conditions under the Revolving Credit Agreement.  As of April 30, 2012, we are not restricted by any conditions governing repayment of the Term Loan prior to maturity.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended April 30, 2012 is $24 million and CAD $34 million, respectively.  As of April 30, 2012, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 27 percent and 26 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the next twelve months range from $26 million to $31 million.  The Zale Canada minimum store contribution thresholds for the next twelve months range from CAD $36 million to CAD $41 million.  Liquidity (as defined in the Term Loan) was $244.0 million as of April 30, 2012, which exceeded the $135 million minimum liquidity requirement under the Term Loan by approximately $109 million.  As of April 30, 2012, we were in compliance with all covenants under the Term Loan.

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

Capital Lease Obligations

In fiscal year 2012, we entered into capital leases related to vehicles for our field management.  The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a five-year life.  The amount capitalized during the nine months ended April 30, 2012 totaled $3.5 million; such amount is a non-cash item and therefore excluded from the consolidated statement of cash flows.

5.              OTHER (GAINS) CHARGES

Other (gains) charges consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Store impairments	$—	$—	$1,009	$3,664
Store closure adjustments	(375)	(265)	265	51
	$(375)	$(265)	$1,274	$3,715

During the second quarter of fiscal years 2012 and 2011, we recorded charges related to the impairment of long-lived assets for underperforming stores in Fine Jewelry totaling $1.0 million and $3.7 million, respectively.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2012 were to decline by 40 percent, we would be required to record additional impairments of approximately $0.7 million.

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges.  During the three months ended April 30, 2012 and 2011, we recorded gains totaling $0.4 million and $0.3 million, respectively, as a result of adjustments to our lease reserves related to store closures.  During the nine months ended April 30, 2012 and 2011, we recorded charges related to the store closures totaling $0.3 million and $0.1 million, respectively.  As of April 30, 2012, the remaining lease reserve associated with the store closures totaled $0.4 million.

6.              LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the Term Loan determined using the Treasury Stock method.  There were antidilutive stock options totaling 3.6 million and 3.1 million for the three months ended April 30, 2012 and 2011, respectively, and 3.6 million and 3.0 million for the nine months ended April 30, 2012 and 2011, respectively.  There were antidilutive warrants totaling 11.1 million for the three and nine months ended April 30, 2012 and 2011.

During the three months ended April 30, 2012 and 2011, we incurred a net loss of $4.5 million and $9.0 million, respectively.  During the nine months ended April 30, 2012 and 2011, we incurred a net loss of $7.6 million and $79.7 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three and nine month periods presented.

7.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The following table gives further detail regarding the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Net loss	$(4,527)	$(8,993)	$(7,563)	$(79,664)
Foreign currency translation adjustment	3,954	10,945	(5,550)	16,215
Unrealized (loss) gain on securities, net	(217)	283	331	473
Comprehensive (loss) income	$(790)	$2,235	$(12,782)	$(62,976)

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Beginning of period	$54,429	$53,900	$63,385	$48,440
Foreign currency translation adjustment	3,954	10,945	(5,550)	16,215
Unrealized (loss) gain on securities, net	(217)	283	331	473
End of period	$58,166	$65,128	$58,166	$65,128

8.              INCOME TAXES

Due to uncertainties surrounding the utilization of net operating loss carryforwards generated in our U.S. and Puerto Rico subsidiaries, valuation allowances totaling $0.6 million were recorded during the nine months ended April 30, 2012 to offset the tax benefit associated with the operating losses.  The valuation allowance as of April 30, 2012 totaled $97.2 million.

9.              DISPOSITION OF BAILEY BANKS & BIDDLE

In connection with the sale of the Bailey Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation (“Finlay”).  As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017.  On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate.  The lease reserve associated with the one remaining lease totaled $0.7 million at April 30, 2012.  Adjustments to the lease reserve are recorded in discontinued operations in the accompanying statements of operations.  There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

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

Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
Selected Financial Data by Segment	2012	2011	2012	2011
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$381,123	$347,802	$1,266,721	$1,170,172
Kiosk	61,128	61,426	185,339	187,593
All Other	2,919	2,615	7,855	7,531
Total revenues	$445,170	$411,843	$1,459,915	$1,365,296

Depreciation and amortization:
Fine Jewelry	$5,883	$6,847	$17,943	$21,344
Kiosk	810	832	2,391	2,563
All Other	—	—	—	—
Unallocated	2,582	2,094	8,122	7,145
Total depreciation and amortization	$9,275	$9,773	$28,456	$31,052

Operating earnings (loss):
Fine Jewelry (b)	$4,833	$(6,400)	$31,464	$(907)
Kiosk	6,372	6,619	14,031	15,507
All Other	1,127	1,259	3,339	4,065
Unallocated (c)	(6,127)	(6,914)	(21,924)	(22,448)
Total operating earnings (loss)	$6,205	$(5,436)	$26,910	$(3,783)

(a)

Includes $65.3 million and $62.0 million for the three months ended April 30, 2012 and 2011, respectively, and $244.3 million and $231.0 million for the nine months ended April 30, 2012 and 2011, respectively, related to foreign operations.

(b)

Includes gains totaling $0.4 million and $0.3 million related to leases associated with store closures for the three months ended April 30, 2012 and 2011, respectively. Includes $1.3 million and $3.7 million related to lease charges for store closures and store impairments for the nine months ended April 30, 2012 and 2011, respectively.

(c)

Includes $14.8 million and $13.5 million for the three months ended April 30, 2012 and 2011, respectively, and $44.7 million and $36.9 million for the nine months ended April 30, 2012 and 2011, respectively, to offset internal carrying costs charged to the segments.

11.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  On August 9, 2010, the two lawsuits were consolidated into one consolidated lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  The lawsuit requests unspecified damages and costs.  On August 1, 2011, the Court dismissed the lawsuit with prejudice.  The plaintiffs have appealed the decision.  We intend to vigorously defend the dismissal.  The Company cannot predict the outcome of the lawsuit and cannot estimate the damages, if any, that the Company may incur in connection with this matter.

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

12.       DEFERRED REVENUE

We offer our Fine Jewelry customers lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.  The change in estimate increased revenues by $8.5 million and $27.4 million during the three and nine months ended April 30, 2012, respectively.  Net loss improved by $8.0 million and $25.8 million during the three and nine months ended April 30, 2012, respectively.  In addition, basic and dilutive net loss per share improved by $0.25 per share and $0.80 per share during the three and nine months ended April 30, 2012, respectively.

Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis.  We also offer our Fine Jewelry customers a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry customers a one-year warranty that covers breakage.  The revenue from these warranties is recognized on a straight-line basis over their respective contract terms.

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Deferred revenue, beginning of period	$222,422	$232,093	$232,525	$219,251
Warranties sold (a)	31,973	27,972	95,864	84,822
Revenue recognized	(36,568)	(24,573)	(110,562)	(68,581)
Deferred revenue, end of period	$217,827	$235,492	$217,827	$235,492

(a)    Warranty sales for the three months ended April 30, 2012 include approximately $0.7 million related to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the nine months ended April 30, 2012 include approximately $1.2 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the three and nine months ended April 30, 2011 include approximately $2.2 million and $3.2 million, respectively, related primarily to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2012, we operated 1,134 fine jewelry stores and 658 kiosk locations primarily in shopping malls throughout the United States of America, Canada and Puerto Rico.

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

Comparable store sales increased by 8.0 percent during the third quarter of fiscal year 2012.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 8.3 percent for the quarter.  Gross margin increased by 120 basis points to 51.3 percent during the third quarter of fiscal year 2012.  Gross margin compared to the same period in the prior year was impacted by a 100 basis point improvement resulting from a change in warranty revenue recognition and a 50 basis point last-in, first-out (“LIFO”) inventory charge.  Excluding these items, gross margin improved by 70 basis points as a result of an increase in retail prices, lower merchandise discounts and an improvement in inventory reserves, partially offset by an increase in the cost of merchandise.  Operating earnings for the quarter were $6.2 million compared to an operating loss of $5.4 million in the same period in the prior year, an increase of $11.6 million.  Operating earnings as a percent of revenue increased by 270 basis points to 1.4 percent compared to an operating loss of 1.3 percent in the same period in the prior year.  The increase in operating earnings as a percent of revenue is primarily the result of an increase in gross margin and greater operating leverage.

Net earnings associated with warranties totaled $91.5 million for the nine months ended April 30, 2012, compared to $53.6 million for the same period in the prior year.  The increase is primarily the result of improved sales and a $27.4 million increase resulting from a change in revenue recognition related to lifetime warranties.  Accounting Standards Codification 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

During the nine months ended April 30, 2012 and 2011, the average Canadian currency rate depreciated by approximately one percent and appreciated by approximately five percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The depreciation in the Canadian currency rate for the nine months ended April 30, 2012 resulted in a $1.4 million decrease in reported revenues, offset by an decrease in reported cost of sales and selling, general and administrative expenses of $0.6 million and $0.5 million, respectively.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2011 resulted in a $10.8 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $5.2 million and $4.3 million, respectively.  In addition, as a result of fluctuations in the Canadian dollar, we recorded a loss totaling $1.5 million and a gain totaling $1.2 million primarily associated with the settlement of Canadian accounts payable during the nine months ended April 30, 2012 and 2011, respectively.

Substantially all U.S. inventories represent finished goods, which are valued using the LIFO retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold, and silver costs, are primary components in determining our LIFO inventory.  As a result of commodity cost increases, we have recorded LIFO charges in cost of sales totaling $7.8 million and $5.4 million during the three months ended April 30, 2012 and 2011, respectively.  We also recorded LIFO charges totaling $16.2 million and $9.1 million during the nine months ended April 30, 2012 and 2011, respectively.  The LIFO inventory reserve included in the consolidated balance sheets as of April 30, 2012 and 2011 totaled $52.1 million and $28.1 million, respectively.

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

EBITDA is a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net loss or other GAAP measures as an indicator of operating performance.  In addition, EBITDA should not be considered as an alternative to operating earnings (loss) or net loss as a measure of operating performance.  Our calculation of EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles EBITDA to loss from continuing operations as presented in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Loss from continuing operations	$(4,440)	$(9,928)	$(7,231)	$(79,340)
Depreciation and amortization	9,275	9,773	28,456	31,052
Interest expense	9,777	8,653	30,135	73,433
Income tax expense (benefit)	868	(4,161)	4,006	2,124
EBITDA	$15,480	$4,337	$55,366	$27,269

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7	49.9	48.5	49.7
Gross margin	51.3	50.1	51.5	50.3
Selling, general and administrative	47.9	49.1	47.6	48.0
Depreciation and amortization	2.1	2.4	1.9	2.3
Other (gains) charges	(0.1)	(0.1)	0.1	0.3
Operating earnings (loss)	1.4	(1.3)	1.8	(0.3)
Interest expense	2.2	2.1	2.1	5.4
Loss before income taxes	(0.8)	(3.4)	(0.2)	(5.7)
Income tax expense (benefit)	0.2	(1.0)	0.3	0.2
Loss from continuing operations	(1.0)	(2.4)	(0.5)	(5.8)
(Loss) earnings from discontinued operations, net of taxes	—	0.2	—	—
Net loss	(1.0)%	(2.2)%	(0.5)%	(5.8)%

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Revenues.  Revenues for the quarter ended April 30, 2012 were $445.2 million, an increase of 8.1 percent compared to revenues of $411.8 million for the same period in the prior year.  Comparable store sales increased 8.0 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 7.8 percent increase in the number of units sold in our fine jewelry stores and a 1.5 percent increase in the average price per unit sold.  The change in the number of units sold and the average price per unit sold includes the impact of an increase in sales related to our bead product lines, which are sold at a lower price point, partially offset by an increase in retail prices.  The increase in revenue was also due to an $11.7 million increase in revenues related to warranties, of which $8.5 million is the result of a change in revenue recognition related to lifetime warranties.  The increase was partially offset by a decrease in revenues related to 54 stores closed (net of store openings) since April 30, 2011.

Fine Jewelry contributed $381.1 million of revenues in the quarter ended April 30, 2012, an increase of 9.6 percent compared to $347.8 million for the same period in the prior year.

Kiosk Jewelry contributed $61.1 million of revenues for the quarter ended April 30, 2012 as compared to $61.4 million in the prior year, representing a decrease of 0.5 percent.  The decrease in revenues is due to a 4.6 percent decrease in the number of units sold, partially offset by a 3.7 percent increase in the average price per unit.

All Other contributed $2.9 million in revenues for the quarter ended April 30, 2012, an increase of 11.6 percent compared to $2.6 million for the same period in prior year.

During the quarter ended April 30, 2012, we converted one Gordon’s store to the Zales nameplate in Fine Jewelry.  In addition, we closed 17 stores in Fine Jewelry and one location in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.  Gross margin increased by 120 basis points to 51.3 percent during the third quarter of fiscal year 2012.  Gross margin compared to the same period in the prior year was impacted by a 100 basis point improvement resulting from a change in warranty revenue recognition and a 50 basis point LIFO inventory charge.  Excluding these items, gross margin improved by 70 basis points as a result of an increase in retail prices, lower merchandise discounts and an improvement in inventory reserves, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.9 percent of revenues for the quarter ended April 30, 2012, compared to 49.1 percent for the same period in the prior year.  SG&A increased by $10.7 million to $213.1 million for the quarter ended April 30, 2012.  The increase is primarily the result of a $5.3 million increase in labor costs to support increased sales, a $3.8 million increase in proprietary credit fees and a $1.7 million increase in promotional costs.  The increase was partially offset by a $1.3 million decrease in occupancy costs primarily related to 54 stores closed (net of store openings) since April 30, 2011.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended April 30, 2012 and 2011 was 2.1 percent and 2.4 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded during fiscal year 2011.

Other (Gains) Charges.  Other (gains) charges for the quarter ended April 30, 2012 and 2011 includes a gain of $0.4 million and $0.3 million, respectively, related to adjustments to the lease reserves associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2012 and 2011 was 2.2 percent and 2.1 percent, respectively.  Interest expense increased by $1.1 million to $9.8 million for the three months ended April 30, 2012.  The increase is primarily due to an increase in the weighted average effective interest rate associated with the revolving credit agreement to 4.1 percent as compared to 3.7 percent for the same period in the prior year and an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $0.9 million for the three months ended April 30, 2012, as compared to a $4.2 million income tax benefit for the same period in the prior year.  The income tax expense for the three months ended April 30, 2012 was primarily associated with operating earnings related to our Canadian subsidiaries.  The income tax benefit for the three months ended April 30, 2011 was primarily the result of the recognition of a $4.6 million tax refund associated with the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA”), partially offset by tax expense primarily associated with our Canadian subsidiaries.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

Revenues.  Revenues for the nine months ended April 30, 2012 were $1,459.9 million, an increase of 6.9 percent compared to revenues of $1,365.3 million for the same period in the prior year.  Comparable store sales increased 6.5 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 5.5 percent increase in the number of units sold and a 1.9 percent increase in the average price per unit sold in our fine jewelry stores.  The change in the number of units sold and the average price per unit sold includes the impact of an increase in sales related to our bead product lines, which are sold at a lower price point, partially offset by an increase in retail prices.  The increase in revenue was also due to a $41.2 million increase in revenues related to warranties, of which $27.4 million is the result of a change in revenue recognition related to lifetime warranties.  The increase was partially offset by a decrease in revenues related to 54 stores closed (net of store openings) since April 30, 2011.

Fine Jewelry contributed $1,266.7 million of revenues in the nine months ended April 30, 2012, an increase of 8.3 percent compared to $1,170.2 million for the same period in the prior year.

Kiosk Jewelry contributed $185.3 million of revenues for the nine months ended April 30, 2012 as compared to $187.6 million in the prior year, representing a decrease of 1.2 percent.  The decrease in revenues is due to a 6.9 percent decrease in the number of units sold, partially offset by a 5.2 percent increase in the average price per unit.

All Other contributed $7.9 million in revenues for the nine months ended April 30, 2012, an increase of 4.3 percent compared to $7.5 million for the same period in prior year.

During the nine months ended April 30, 2012, we converted three Gordon’s stores to the Zales nameplate in Fine Jewelry.  In addition, we closed 29 stores in Fine Jewelry and 10 locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, customer repairs and repairs associated with warranties.  Gross margin increased by 120 basis points to 51.5 percent during the nine months ended April 30, 2012.  Gross margin compared to the same period in the prior year was impacted by a 100 basis point improvement resulting from a change in warranty revenue recognition and a 50 basis point LIFO inventory charge.  Excluding these items, gross margin improved by 70 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.6 percent of revenues for the nine months ended April 30, 2012, compared to 48.0 percent for the same period in the prior year.  SG&A increased by $39.1 million to $694.7 million for the nine months ended April 30, 2012.  The increase is primarily the result of a $17.8 million increase in promotional costs, including production costs and marketing for the launch of proprietary products during the second quarter, an $8.3 million increase in labor costs to support increased sales and an $8.9 million increase in proprietary credit fees.  The increase was partially offset by a $3.0 million decrease in occupancy costs primarily related to 54 stores closed (net of store openings) since April 30, 2011.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2012 and 2011 was 1.9 percent and 2.3 percent, respectively.  The decrease is primarily the result of store closures and impairment charges recorded during fiscal year 2011.

Other (Gains) Charges.  Other (gains) charges for the nine months ended April 30, 2012 and 2011 includes lease charges related to closed stores and store impairments totaling $1.3 million and $3.7 million, respectively.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2012 and 2011 was 2.1 percent and 5.4 percent, respectively.  Interest expense decreased by $43.3 million to $30.1 million for the nine months ended April 30, 2012.  The decrease is the result of a $45.8 million charge recorded in the first quarter of fiscal year 2011 associated with the first amendment to our Senior Secured Term Loan (“Term Loan”) on September 24, 2010.  Excluding the $45.8 million charge, interest expense increased by $2.5 million primarily due to an increase in the weighted average effective interest rate associated with the revolving credit agreement to 4.0 percent as compared to 3.6 percent for the same period in the prior year and an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $4.0 million for the nine months ended April 30, 2012, as compared to $2.1 million for the same period in the prior year.  The income tax expense for the nine months ended April 30, 2012 was primarily associated with earnings of our Canadian subsidiaries.  The income tax expense for the nine months ended April 30, 2011 was primarily associated with earnings of our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the WHBA.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including merchandise inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Through April 30, 2012, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments.  The average vendor payment terms during the nine months ended April 30, 2012 and 2011 were approximately 50 days and 45 days, respectively.  As of April 30, 2012, we had cash and cash equivalents totaling $37.3 million.  We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

Net cash used in operating activities improved from $33.6 million for the nine months ended April 30, 2011 to $30.8 million for the nine months ended April 30, 2012.  The $2.8 million improvement in the deficit is primarily the result of an increase in operating earnings compared to the same period in the prior year, a $15.2 million payment in the prior year related to the Term Loan amendment and the timing of vendor payments, partially offset by an increase in inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 to 40 percent) occurring in November and December of each year, the Holiday season.  Other important periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Owned inventory at April 30, 2012 was $778.7 million, an increase of $22.3 million compared to inventory levels at April 30, 2011.  The increase is primarily the result of additional merchandise purchased as a result of increased sales and higher merchandise cost.

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

The monthly borrowing rates calculated from the cost of eligible inventory range from 64 to 68 percent for the period of April through September 2012, 73 percent for the period of October through December 2012, and 66 to 69 percent for the period of January through April 2013.

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

Borrowing availability cannot be less than $40 million during the term of the agreement and less than $50 million on one occasion for three consecutive business days in each four-month period, except for the period from September 1 through November 30, when borrowing availability can be less than $50 million on two occasions, but in no event can borrowing availability be less than $50 million more than four times during any 12 consecutive months.  The Revolving Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2012, we were in compliance with all covenants under the Revolving Credit Agreement.

Borrowing availability under the terms of the Revolving Credit Agreement was approximately $206 million as of April 30, 2012, or $156 million excluding the $50 million minimum availability requirement.  As a result of the minimum liquidity requirement under the Senior Secured Term Loan (see below), the amount available under the Revolving Credit Agreement at April 30, 2012 was approximately $109 million.

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

The Term Loan bears interest at 15 percent payable on a quarterly basis.  We may repay all or any portion of the Term Loan with the following penalty prior to maturity: (i) 10 percent during the first year; (ii) 7.5 percent during the second year; (iii) 5.0 percent during the third year; (iv) 2.5 percent during the fourth year and (v) no penalty in the fifth year.  Our ability to repay the Term Loan prior to maturity is restricted by certain conditions under the Revolving Credit Agreement.  As of April 30, 2012, we are not restricted by any conditions governing repayment of the Term Loan prior to maturity.

The Term Loan contains various covenants, as defined in the agreement, including maintaining minimum store contribution thresholds for Piercing Pagoda and Zale Canada, as defined, and restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  The Piercing Pagoda and Zale Canada minimum store contribution threshold for the twelve-month period ended April 30, 2012 is $24 million and CAD $34 million, respectively.  As of April 30, 2012, store contribution for Piercing Pagoda and Zale Canada would have to decline by more than 27 percent and 26 percent, respectively, to breach these covenants.  The Piercing Pagoda minimum store contribution thresholds for the next twelve months range from $26 million to $31 million.  The Zale Canada minimum store contribution thresholds for the next twelve months range from CAD $36 million to CAD $41 million.  Liquidity (as defined in the Term Loan) was $244.0 million as of April 30, 2012, which exceeded the $135 million minimum liquidity requirement under the Term Loan by approximately $109 million.  As of April 30, 2012, we were in compliance with all covenants under the Term Loan.

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

Capital Lease Obligations

In fiscal year 2012, we entered into capital leases related to vehicles for our field management.  The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a five-year life.  The amount capitalized during the nine months ended April 30, 2012 totaled $3.5 million; such amount is a non-cash item and therefore excluded from the consolidated statement of cash flows.

Private Label Credit Card Programs

On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”) to provide financing for our Canadian customers to purchase merchandise through private label credit cards beginning July 1, 2010.  In addition, TDFS provides credit insurance for our customers and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.  The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year.  As of April 30, 2012, we expect to exceed the $50 million threshold for the program year ending June 30, 2012.  Our customers use our private label credit card to pay for approximately 19 percent of purchases in Canada.

On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), to provide financing for our U.S. customers to purchase merchandise through private label credit cards beginning October 1, 2010.  The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  We may be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  As of April 30, 2012, we were in compliance with all covenants under the MSA.  As of April 30, 2012, we expect to exceed the $315 million threshold for the program year ending September 30, 2012.  Our customers use our private label credit card to pay for approximately 36 percent of purchases in the U.S.

We also have agreements with certain other credit providers to offer alternative financing options to our U.S. customers who have been declined by Citibank.

Capital Expenditures

During the nine months ended April 30, 2012, we invested $9.7 million to remodel, relocate and refurbish 32 stores in Fine Jewelry and to complete store enhancement projects.  We invested $0.4 million in capital expenditures to convert three Gordon’s stores to the Zales nameplate in Fine Jewelry and to open two stores in Kiosk Jewelry.  We also invested $4.1 million in infrastructure, primarily related to our information technology.  We anticipate investing approximately $9 million in capital expenditures for the remainder of fiscal year 2012, including $6 million in existing store refurbishments, approximately $2 million in capital investments related to information technology infrastructure and support operations and $1 million to convert seven Gordon’s stores to the Zales or Zales Outlet nameplate.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and

International Financial Reporting Standards.  The amendment is effective during interim and annual periods beginning after December 15, 2011.  We adopted this standard effective February 1, 2012.  There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations.  During the nine months ended April 30, 2012 and 2011, the average Canadian currency rate depreciated by approximately one percent and appreciated by approximately five percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The depreciation in the Canadian currency rate for the nine months ended April 30, 2012 resulted in a $1.4 million decrease in reported revenues, offset by an decrease in reported cost of sales and selling, general and administrative expenses of $0.6 million and $0.5 million, respectively.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2011 resulted in a $10.8 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $5.2 million and $4.3 million, respectively.  In addition, as a result of fluctuations in the Canadian dollar, we recorded a loss totaling $1.5 million and a gain totaling $1.2 million primarily associated with the settlement of Canadian accounts payable during the nine months ended April 30, 2012 and 2011, respectively.

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  As a result of commodity cost increases, we have recorded LIFO charges in cost of sales totaling $7.8 million and $5.4 million during the three months ended April 30, 2012 and 2011, respectively.  We also recorded LIFO charges totaling $16.2 million and $9.1 million during the nine months ended April 30, 2012 and 2011, respectively.  The LIFO inventory reserve included in the consolidated balance sheets as of April 30, 2012 and 2011 totaled $52.1 million and $28.1 million, respectively.  It is likely that the increase in commodity prices will continue to result in higher merchandise costs, which could materially affect us in the future.

At April 30, 2012, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 33 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZALE CORPORATION
(Registrant)

Date: June 7, 2012	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Senior Vice President, Chief Financial Officer
(principal financial officer of the registrant)