Form 10-K
period 2012-07-31
ZALE CORP
filed 2012-10-03
CIK 109156

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report for the fiscal year ended July 31, 2012

Zale Corporation

A Delaware Corporation
IRS Employer Identification No. 75-0675400
SEC File Number 1-04129

901 W. Walnut Hill Lane
Irving, Texas 75038-1003
(972) 580-4000

        Zale Corporation's common stock, par value $0.01 per share, is registered pursuant to Section 12 (b) of the Securities Exchange Act of 1934 (the "Act") and is listed on the New York Stock Exchange. Zale Corporation does not have any securities registered under Section 12(g) of the Act. Zale Corporation is not a well-known seasoned issuer. Zale Corporation is required to file reports pursuant to Section 13 of the Act. Zale Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Zale Corporation has submitted electronically and posted on the Company's website all Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

        Disclosure of the delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in our definitive Proxy Statement, portions of which are incorporated by reference in Part III of this Form 10-K.

        Zale Corporation is an accelerated filer.

        Zale Corporation is not a shell company.

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2012 was $91,399,631. For this purpose, directors and officers have been assumed to be affiliates. As of September 24, 2012, 32,343,596 shares of Zale Corporation's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on December 6, 2012 are incorporated by reference into Part III.

ZALE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

        References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2012, we operated 1,124 specialty retail jewelry stores and 654 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2012, we generated $1.9 billion of revenues. We compete in the approximately $70 billion U.S. and Canadian retail jewelry industry by leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brands' long-standing presence in the industry and our national and regional advertising campaigns. We believe that brand name recognition is an important advantage in jewelry retailing and consumers must trust a retailer's reliability, credibility and commitment to customer service. In addition, proprietary merchandise is becoming an increasingly important part of the retail jewelry business and presents a significant opportunity to differentiate our merchandise from the competition.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2012, Fine Jewelry generated $1.6 billion, or 87 percent of our revenues and Kiosk Jewelry generated $239 million, or 13 percent of our revenues.

Fine Jewelry

        Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core guest target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of guests. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. We have extended our reach of certain brands through the use of our webstores, mobile devices and social media to provide our guests access to our brands wherever and whenever they choose. In addition, we offer our guests the option to purchase warranty coverage on substantially all of our merchandise in Fine Jewelry. We also offer repair services to guests who do not purchase warranty coverage.

  Zales Jewelers and Gordon's Jewelers

        Zales Jewelers ("Zales"), our U.S. based flagship, is a leading brand name in jewelry retailing in the U.S., operating 639 stores in 50 states and Puerto Rico with an average store size of 1,681 square feet. Gordon's Jewelers ("Gordon's") operates 147 stores in 27 states and Puerto Rico with an average store size of 1,534 square feet.

        Zales is positioned as "The Diamond Store" given its emphasis on diamond jewelry, especially in the bridal and fashion segments. The Zales brand complements its merchandise assortments with promotional strategies to increase sales during traditional gift-giving periods and throughout the year. We believe that the prominence of diamond jewelry in our product selection and Zales' reputation for customer service for over 85 years fosters an image of product expertise, quality and trust among consumers.

        Gordon's was founded in 1905 and its guests share similar demographic characteristics with the Zales guest. Gordon's features items in every major jewelry category including exclusive bridal designs, branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products.

        Zales and Gordon's combined revenues accounted for 60 percent of our total revenues, with an average transaction value of $426 in fiscal year 2012. Both brands operate as multi-channel retailers and serve internet guests through the e-commerce sites www.zales.com and www.gordonsjewelers.com, which accounted for approximately five percent of our total revenues in fiscal year 2012. Internet sales totaled $84.2 million in fiscal year 2012 compared to $74.3 million in fiscal year 2011.

  Peoples Jewellers and Mappins Jewellers

        In Canada, we operate 206 stores in nine provinces and enjoy the largest market share of any specialty jewelry retailer. Our Canadian operations consist of two brands, Peoples Jewellers ("Peoples") and Mappins Jewellers ("Mappins"), and accounted for 17 percent of our total revenues in fiscal year 2012. The average store size is 1,605 square feet with an average transaction value of $332 in fiscal year 2012. Peoples serves internet guests through the e-commerce site, www.peoplesjewellers.com. Internet sales totaled $3.7 million in fiscal year 2012 compared to $1.9 million in fiscal year 2011.

        Peoples and Mappins are two of the most recognized brand names in Canada. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian guests. Using the trademark "Peoples the Diamond Store" in Canada, Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. The Peoples brand has built recognition through a marketing campaign that primarily includes television and print media. Mappins differentiates itself by offering exclusive merchandise primarily in its bridal assortment and branded jewelry lines.

  Zales Outlet

        We operate 132 Zales Outlet ("Outlet") stores in 35 states and Puerto Rico, sales from which accounted for 10 percent of our total revenues in fiscal year 2012. The average store size is 2,362 square feet, with an average transaction value of $469 in fiscal year 2012.

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

Kiosk Jewelry

        Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks, and is focused on the opening price point jewelry guest. Our presence in Kiosk Jewelry has been expanded through the e-commerce site, www.pagoda.com. Internet sales totaled $1.9 million in fiscal year 2012 compared to $1.4 million in fiscal year 2011. We also offer our guests the option to purchase warranty coverage on certain products. At July 31, 2012, Piercing Pagoda operated 654 locations in 41 states and Puerto Rico, sales from which accounted for 13 percent of our total revenues in fiscal year 2012.

        At the entry-level price point, Piercing Pagoda services fashion conscious guests of all ages. Piercing Pagoda offers an extensive collection of bracelets, earrings, charms, rings, non-precious metal products and 14 karat and 10 karat gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site.

        Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. Kiosk locations average 188 square feet in size, with an average transaction value of $43 in fiscal year 2012.

All Other

        We provide insurance and reinsurance services for various types of insurance coverage, which are marketed primarily to our private label credit card guests, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. These three companies are the insurers (either through direct written or reinsurance contracts) of our guests' credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2012, 36 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label agreement with Citibank, our insurance affiliates provide insurance to holders of our U.S. private label credit card and receive payments for such insurance products. On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), wholly-owned subsidiary of Toronto-Dominion Bank, to provide financing for our Canadian guests to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS provides credit insurance for our Canadian guests and will receive 40 percent of the net profits and the remaining 60 percent will be paid to us. In fiscal year 2012, All Other accounted for approximately one percent of our total revenues.

Industry and Competition

        Jewelry retailing is highly fragmented and competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department stores with jewelry departments. We believe that we also are competing for consumers' discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-oriented merchandise, personalized customer service and ability to offer a variety of credit programs to guests wishing to finance their purchases. Our success also is dependent on our ability to both create and react to guest demand for specific merchandise categories.

        The U.S. and Canadian retail jewelry industry accounted for approximately $70 billion of sales in 2011, according to publicly available data. We have a three percent market share in the combined U.S. and Canadian markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores, specialty retail jewelers (such as Signet Jewelers Limited) and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand

        The following table presents revenues, average sales per location and the number of locations for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2012	2011	2010
Zales	$948,353	$852,362	$788,420
Gordon's	168,179	174,865	174,768
Outlet	188,151	167,960	155,824
Peoples and Mappins(a)	313,001	298,107	260,683
Piercing Pagoda	238,692	239,231	226,187
Insurance	10,502	10,038	10,423

	$1,866,878	$1,742,563	$1,616,305

Average Sales Per Location (in thousands)(b):
Zales	$1,470	$1,286	$1,164
Gordon's	1,032	964	894
Outlet	1,418	1,239	1,154
Peoples and Mappins	1,507	1,409	1,212
Piercing Pagoda	361	356	338

(a)
Reflects all revenue from Canadian operations, which constitutes all of our foreign operations. Long-lived assets from foreign operations totaled approximately $31.3 million, $33.4 million and $35.4 million at July 31, 2012, 2011 and 2010, respectively.

(b)
Based on merchandise sales, ecommerce sales, repair revenue and warranties for locations open a full 12 months during the applicable year.

	Locations by Brand
Year Ended July 31, 2012	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales	9	20	639
Gordon's	—	21	147
Outlet	1	1	132
Peoples and Mappins	—	7	206
Piercing Pagoda	2	14	654

	12	63	1,778

Year Ended July 31, 2011
Zales	1	26	650
Gordon's	—	24	168
Outlet	2	6	132
Peoples and Mappins	1	3	213
Piercing Pagoda	7	13	666

	11	72	1,829

Year Ended July 31, 2010
Zales	—	18	675
Gordon's	—	10	192
Outlet	—	4	136
Peoples and Mappins	6	3	215
Piercing Pagoda	—	12	672

	6	47	1,890

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

Guest Experience

        Our stores are designed to differentiate our brands, create an attractive environment, make shopping convenient and enjoyable, and maximize operating efficiencies, all of which enhance the guest experience. Our store layout is designed to optimize merchandise presentation, which provides particular focus on arrangement of showcases, lighting and materials. To support peak selling seasons, merchandise presentations are changed periodically.

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales, store operating profit and personnel matters. Administrative functions, including purchasing, distribution and payroll, are delivered from the corporate level to maintain efficiency and lower operating costs. To protect the investment in our fine jewelry, all stores also offer protection plans to our guests that provide extended warranty coverage that may be purchased at the guest's option, and competitive return and exchange policies. We also offer repair services to guests who do not purchase warranty coverage. To facilitate sales, we offer a layaway program, generally requiring a deposit of not less than 10 percent of the purchase price at the inception of the layaway transaction.

        We believe it is important to provide knowledgeable and responsive guest service and we maintain a strong focus on connecting with the guest, both through our marketing and in-store communications and service. Our goal is to form and sustain an effective relationship with the guest from the first sale. We maintain a centralized customer service contact center to effectively address customer service issues at lower aggregate cost.

        We consistently focus on the level and frequency of our employee education and training programs, particularly with store managers and jewelry consultants. We provide selling and merchandise product training for all store personnel. In fiscal year 2011, we launched a new training program, Engage, designed to ensure our jewelry consultants across all brands will provide a consistent guest experience. We offer Diamond Council of America ("DCA") training to our store managers, district managers, regional directors and certain jewelry consultants to provide a more in-depth understanding of the technical aspects of selling diamonds. At July 31, 2012, 62 percent of our full time store personnel were DCA certified compared to 48 percent last year.

Ecommerce Business

        The webstores for Zales, Gordon's, Outlet, Peoples and Piercing Pagoda provide our guests with a source of information about the merchandise available, as well as the ability to buy online. The webstores allow guests to order merchandise online that may be delivered directly to the guest or picked up at a store. After the introduction of ship-to-store in fiscal year 2012, approximately 23 percent of our guests chose to pick up the merchandise from a store, where they can physically examine the product. We have expanded our omnichannel business through mobile devices and social media to provide access to our products where and when our guests want it. The websites make an important and growing contribution to the guest experience and are an integral part of our marketing programs. In fiscal year 2012, internet sales were $89.7 million, an increase of 16 percent compared to revenues of $77.6 million in fiscal year 2011.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. We purchase products from 24 countries and own a manufacturing subsidiary that is our largest supplier of finished products. At the end of fiscal year 2012, approximately three percent and 13 percent of our total inventory represented raw materials and finished goods related to our manufacturing program and distribution center, respectively. All purchasing is done through buying offices at our corporate headquarters ("Store Support Center"). Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. We had $118.4 million and $53.5 million of consignment inventory on hand at July 31, 2012 and 2011, respectively. During fiscal years 2012 and 2011, we purchased approximately 22 percent and 17 percent, respectively, of our finished merchandise from our top five vendors (excluding finished merchandise produced by our manufacturing subsidiary) with no single vendor exceeding ten percent in 2012. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

        We maintain stringent inventory control systems, extensive security systems and loss prevention procedures to minimize inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience theft losses from time to time, and maintain insurance to cover significant external losses.

        As a specialty retail jeweler, we are affected by industry-wide fluctuations in the prices of diamonds, gold, silver and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, Diamond Trading Company, which has traditionally controlled the sale of a substantial percentage of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to Diamond Trading Company and our suppliers is to some extent dependent on the political environment in diamond-producing countries and on continuation of prevailing supply of rough diamonds. Any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.

Customer Credit Programs

        Our customer credit programs facilitate the sale of merchandise to guests who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit plans under our private label credit card programs, in conjunction with other alternative finance vehicles, that allow our jewelry consultants to provide the guest with a variety of financing options. Approximately 35 percent and 32 percent of our U.S. sales (excluding Piercing Pagoda which does not offer proprietary credit) were financed by customer credit in fiscal years 2012 and 2011, respectively. Our Canadian propriety credit card sales represented approximately 19 percent and 21 percent of Canadian sales for fiscal years 2012 and 2011, respectively.

        In March 2001, we entered into a 10-year agreement with Citibank under which Citibank issued private label credit cards branded with an appropriate trademark, and provided financing for our U.S. guests to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varied according to the credit plan that was chosen by the guest (i.e., revolving, interest free). The agreement also enabled us to write credit insurance. In September 2010, prior to the scheduled expiration of the Citibank agreement in March 2011, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement with Citibank, to provide financing for our U.S. guests beginning October 1, 2010.

        In May 2010, we entered into a five-year Private Label Credit Card Program Agreement with TDFS to provide financing for our Canadian guests to purchase merchandise through private label credit cards beginning July 1, 2010. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.

        During fiscal year 2012, we entered into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.

Employees

        As of July 31, 2012, we had approximately 12,500 employees, of whom approximately 14 percent were Canadian employees and less than one percent of whom were represented by unions. In addition, we typically hire temporary employees during November and December of each year, the Holiday season.

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

Information Technology

        Our technology systems provide information necessary for: (i) store operations; (ii) inventory control; (iii) profitability monitoring; (iv) customer service; (v) expense control programs; and (vi) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants' ability to be responsive to changes in guest behavior.

        Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

        We have a operations services agreement with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and technical support. In June 2010, we entered into a new services agreement that supersedes the agreement that was scheduled to expire in 2012. The agreement requires fixed payments totaling $34.5 million over a 74-month period plus a variable amount based on usage. We believe that by outsourcing our data center operations, we are better able to focus our resources on developing and executing our strategic initiatives.

Regulation

        Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our private label credit cards, credit to our guests is provided primarily through bank cards such as Visa®, MasterCard®, and Discover®. Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment. Any change in the regulation of credit which would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

        We are subject to the jurisdiction of various state and other taxing authorities. From time to time, these taxing authorities conduct reviews or audits of the Company.

        The sale of insurance products is also regulated. Our three wholly-owned insurance companies are required to file reports with various insurance commissions, and are also subject to regulations relating to capital adequacy, the payment of dividends and the operation of their businesses generally. State laws also impose registration and disclosure obligations with respect to the credit and other insurance products that we sell to our guests. In addition, the providers of our private label credit programs are subject to disclosure and other requirements under state and federal law and are subject to review by the Federal Trade Commission and the state and federal banking regulators. The sale of certain warranty products are also regulated by state laws that impose registration and disclosure obligations with respect to warranty products that we sell to our guests.

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

        Diamonds extracted from certain regions in Africa, including Zimbabwe, and believed to be used to fund terrorist activities, are considered conflict diamonds. We support the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to acknowledge compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds and diamond-containing jewelry are conflict free. Through this and other efforts, we believe that the suppliers from whom we purchase our diamonds exclude conflict diamonds from their inventories.

        In August 2012, the Securities and Exchange Commission ("SEC") issued rules that require companies that manufacture products using certain minerals, including gold, to determine whether those minerals originated in the Democratic Republic of Congo ("DRC") or adjoining countries. If the minerals originate in the DRC, or if companies are not able to establish where they originated, extensive disclosure regarding the sources of those minerals, and in some instances an independent audit of the supply chain, is required. It is not yet known what additional costs the Company will have to incur in order to comply with the rules, but the costs are not expected to be material. The Company will be required to file its first disclosure report by May 31, 2014 for the calendar year ending December 31, 2013.

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

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in this Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan (including expectations for earnings, comparable store sales, gross margin, selling, general and administrative expenses, interest expense and the effective tax rate for fiscal year 2013), merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, ecommerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

        In August 2012, the Securities and Exchange Commission ("SEC") issued rules that require companies that manufacture products using certain minerals, including gold, to determine whether those minerals originated in the Democratic Republic of Congo ("DRC") or adjoining countries. If the minerals originate in the DRC, or if companies are not able to establish where they originated, extensive disclosure regarding the sources of those minerals, and in some instances an independent audit of the supply chain, is required. It is not yet known what additional costs the Company will have to incur in order to comply with the rules, but the costs are not expected to be material. The Company will be required to file its first disclosure report by May 31, 2014 for the calendar year ending December 31, 2013.

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

         Any failure by us to manage our inventory effectively, including judgments related to consumer preferences and demand, will negatively impact our financial condition, sales and earnings.

        We purchase much of our inventory well in advance of each selling period. In the event we do not stock merchandise consumers wish to purchase or misjudge consumer demand, we will experience lower sales than expected and will have excessive inventory that may need to be written down in value or sold at prices that are less than expected, which could have a material adverse impact on our business and financial condition.

         Unfavorable consumer responses to price increases or misjudgments about the level of markdowns could have a material adverse impact on our sales and earnings.

        From time to time, and especially in periods of rising raw material costs, we increase the retail prices of our products. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by the guest to higher prices. Such price increases may result in lower unit sales and a subsequent decrease in gross margin and adversely impact earnings. In addition, if we misjudge the level of markdowns required to sell our merchandise at acceptable turn rates, sales and earnings could be negatively impacted.

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

        We rely on third party credit providers to provide financing for our guests to purchase merchandise and credit insurance through private label credit cards. Any disruption in, or changes to, our credit card agreements would adversely affect our sales and earnings.

         Significant restrictions in the amount of credit available to our guests could negatively impact our business and financial condition.

        Our guests rely heavily on financing provided by credit lenders to purchase our merchandise. The availability of credit to our guests is impacted by numerous factors, including general economic conditions and regulatory requirements relating to the extension of credit. Numerous federal and state laws impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. Future regulations or changes in the application of current laws could further impact the availability of credit to our guests. If the amount of available credit provided to our guests is significantly restricted, our sales and earnings would be negatively impacted.

         We are dependent upon our revolving credit agreement, senior secured term loan and other third party financing arrangements for our liquidity needs.

        We have a revolving credit agreement and a senior secured term loan that contain various financial and other covenants. Should we be unable to fulfill the covenants contained in these loans, we would be in default, all outstanding amounts would be immediately due, and we would be unable to fund our operations without a significant restructuring of our business.

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

         Any security breach with respect to our information technology systems could result in legal or financial liabilities, damage to our reputation and a loss of guest confidence.

        During the course of our business, we regularly obtain and transmit through our information technology systems customer credit and other data. If our information technology systems are breached due to the actions of outside parties, or otherwise, an unauthorized third party may obtain access to confidential guest information. Any breach of our systems that results in unauthorized access to guest information could cause us to incur significant legal and financial liabilities, damage to our reputation and a loss of customer confidence. In each case, these impacts could have an adverse effect on our business and results of operations.

         Acquisitions and dispositions involve special risk, including the risk that we may not be able to complete proposed acquisitions or dispositions or that such transactions may not be beneficial to us.

        We have made significant acquisitions and dispositions in the past and may in the future make additional acquisitions and dispositions. Difficulty integrating an acquisition into our existing infrastructure and operations may cause us to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and guest reach, and/or other projected benefits from the acquisition. In addition, we may not achieve anticipated cost savings or may be unable to find attractive investment opportunities for funds received in connection with a disposition. Additionally, attractive acquisition or disposition opportunities may not be available at the time or pursuant to terms acceptable to us and we may be unable to complete acquisitions or dispositions.

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

        We rent our store retail space under leases that generally range in terms from five to 10 years and may contain minimum rent escalation clauses, while kiosk leases generally range from three to five years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the store's gross sales.

        We lease 21 percent of our store and kiosk locations from Simon Property Group and 11 percent of our store and kiosk locations from General Growth Management, Inc. No other lessor accounts for 10 percent or more of our store and kiosk locations.

        The following table indicates the expiration dates of our leases as of July 31, 2012:

Term Expires (Fiscal Year)	Stores	Kiosks	Other(a)	Total	Percentage of Total
2013	271	314	1	586	32.9%
2014	173	104	—	277	15.5%
2015	152	191	1	344	19.3%
2016	138	27	—	165	9.3%
2017 and thereafter	390	18	2	410	23.0%

	1,124	654	4	1,782	100.0%

(a)
Other includes the Store Support Center, distribution centers and storage facilities.

        Management believes that substantially all of the store leases expiring in fiscal year 2013 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. We expect that leases will be renewed on terms not materially different than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS AND OTHER MATTERS

        Information regarding legal proceedings is incorporated by reference from Note 18 to our consolidated financial statements set forth, under the heading, "Contingencies," in Part IV of this report.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following individuals serve as the executive officers of the Company. Executive officers are elected by the Board of Directors annually, each to serve until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office or death.

Name	Age	Position
Named Executive Officers
Theo Killion	61	Chief Executive Officer
Matthew W. Appel	56	Chief Administrative Officer
Gilbert P. Hollander	59	Executive Vice President, Chief Merchant and Sourcing Officer
Richard A. Lennox	47	Executive Vice President, Chief Marketing Officer
Thomas A. Haubenstricker	50	Senior Vice President, Chief Financial Officer
Other Officers
Jeannie Barsam	51	Senior Vice President, Merchandise Planning and Allocation
Ken Brumfield	48	Senior Vice President, Financial Products
Brad Furry	53	Senior Vice President, Chief Information Officer
John A. Legg	51	Senior Vice President, Supply Chain
Becky Mick	50	Senior Vice President, Chief Stores Officer
Toyin Ogun	52	Senior Vice President, Human Resources and Customer Service
Subha Ramesh	50	Senior Vice President, Real Estate
Jamie Singleton	51	Senior Vice President and General Manager of Piercing Pagoda

Named Executive Officers

        The following is a brief description of the business experience of the Company's executive officers for at least the past five years.

        Mr. Theo Killion has served as Chief Executive Officer of the Company since September 23, 2010. He served as President of the Company from August 5, 2008 to September 23, 2010, and as Interim Chief Executive Officer from January 13, 2010 to September 23, 2010. From January 23, 2008 to August 5, 2008, Mr. Killion served as Executive Vice President of Human Resources, Legal and Corporate Strategy. From May 2006 to January 2008, Mr. Killion was employed with the executive recruiting firm Berglass+Associates, focusing on companies in the retail, consumer goods and fashion industries. From April 2004 through April 2006, Mr. Killion served as Executive Vice President of Human Resources at Tommy Hilfiger. From 1996 to 2004, Mr. Killion served in various management positions with Limited Brands. Mr. Killion serves on the board of Express, Inc.

        Mr. Matthew W. Appel was appointed Chief Administrative Officer of the Company effective May 5, 2011. Mr. Appel was named Executive Vice President of the Company effective May 2009 and appointed Chief Financial Officer of the Company on June 15, 2009. From March 2007 to May 2009, Mr. Appel served as Vice President and Chief Financial Officer of ExlService Holdings, Inc. Prior to ExlService Holdings, Inc, Mr. Appel was Vice President, BPO Product Management from 2006 to 2007 and Vice President, Finance and Administration BPO from 2003 through 2005 at Electronic Data Systems Corporation. From 2001 to 2003, Mr. Appel was the Senior Vice President, Finance and Accounting BPO at Affiliated Computer Services, Inc. Mr. Appel began his career with Arthur Andersen, where he spent seven years in their audit practice. Mr. Appel is a certified public accountant and certified management accountant.

        Mr. Gilbert P. Hollander was appointed Executive Vice President and Chief Sourcing Officer in September 2007, and was given the additional title of Chief Merchandising Officer on January 13, 2010. Prior to that appointment, Mr. Hollander served as President, Corporate Sourcing/Piercing Pagoda beginning in May 2006, and was given the additional title of Group Senior Vice President in August 2006. From January 2005 to August 2006, he served as President, Piercing Pagoda. Prior to and up until that appointment, Mr. Hollander served as Vice President of Divisional Merchandise for Piercing Pagoda, to which he was appointed in August 2003. Mr. Hollander served as Senior Vice President of Merchandising for Piercing Pagoda from February 2000 to August 2003. Prior to February 2000, Mr. Hollander held various management positions within Piercing Pagoda beginning in May of 1997.

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

        Mr. Thomas A. Haubenstricker was appointed Senior Vice President, Chief Financial Officer effective October 2011. Prior to joining the Company, Mr. Haubenstricker served as Managing Director at Turnberry Advisors from January 2010 to October 2011. Prior to that, Mr. Haubenstricker spent 24 years at Electronic Data Systems (later acquired by Hewlett-Packard) in various finance and strategy leadership roles including Co-Chief Financial Officer, Vice President and Chief Financial Officer, EMEA Region, and Vice President, Finance for the combined Hewlett-Packard and EDS Business Services Group.

Other Officers

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

        Mr. Ken Brumfield has served as Senior Vice President, Financial Products since February 2012. He served as Vice President of Financial Products from May 2011 to January 2012 and as Vice President of Credit from September 2010 to April 2011. Prior to joining the Company, Mr. Brumfield served as Director of Sales at Alliance Data Systems, Inc. from September 2003 through September 2010. From November 1997 to September 2003, Mr. Brumfield served as Senior Vice President of Credit Services at Stage Stores, Inc. From September 1986 to November 1997, Mr. Brumfield held various management positions with Zales Corporation.

        Mr. Brad Furry was appointed Senior Vice President, Chief Information Officer effective September 2011. Prior to joining the Company, Mr. Furry served as Vice President of Enterprise Services at The Neiman Marcus Group from December 2009 to September 2011. From March 1990 to December 2009, Mr. Furry held various Information Technology management positions with The Neiman Marcus Group.

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

        Mr. Toyin Ogun was appointed Senior Vice President, Human Resources and Customer Service in March 2011. Prior to joining the Company, Mr. Ogun served as Vice President, Human Resources of L.L. Bean, Inc. from October 2009 to March 2010. Mr. Ogun served as Senior Vice President and Chief Talent Officer of Sears Holdings from August 2007 to August 2009. Prior to Sears Holdings, Mr. Ogun held various senior management positions with Limited Brands, Inc. from February 1998 to August 2007.

        Ms. Subha Ramesh was appointed Senior Vice President, Real Estate effective October 2011. Prior to joining the Company, Ms. Ramesh served as a Senior Vice President of Hilco Real Estate, LLC, from July 2010 to October 2011. Prior to that, Ms. Ramesh spent eight years at Limited Brands as Senior Vice President of Real Estate and as Vice President of Real Estate for Intimate Brands.

        Ms. Jamie Singleton was appointed Senior Vice President and General Manager of Piercing Pagoda effective March 2012. Prior to joining Zale Corporation, Ms. Singleton served as Senior Vice President, Business Expansion at CPI Corp from May 2010 to April 2012. From May 2007 to May 2010, she owned and operated Custom Brands International, Inc. She served as Senior Vice President, General Merchandising Manager from May 2004 to April 2007 and Vice President of Merchandising from March 2002 to May 2004 at the David's Bridal and After Hours Formalwear divisions of May Company's Bridal Group.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "ZLC." The following table sets forth the high and low closing prices as reported on the NYSE for our common stock for each fiscal quarter during the two most recent fiscal years.

	2012		2011
	High	Low	High	Low
First	$6.16	$2.26	$2.70	$1.53
Second	$4.01	$2.83	$5.76	$2.72
Third	$3.47	$2.57	$4.92	$3.40
Fourth	$3.16	$2.20	$6.81	$3.25

        As of September 24, 2012, the Company's outstanding shares of common stock were held by approximately 533 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our revolving credit agreement and our senior secured term loan limit our ability to pay dividends or repurchase our common stock. The Company has the right to pay dividends if, after giving effect to the dividend payment, the Company satisfies: (i) a minimum pro forma borrowing availability requirement equal to the lesser of 17.5 percent of the aggregate commitments or the aggregate borrowing base under the revolving credit agreement and (ii) a minimum pro forma fixed charge coverage ratio of 1.1. At July 31, 2012, we had borrowing availability under the terms of the revolving credit agreement of approximately $149 million and a fixed charge coverage ratio of 1.56. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Long-Term Debt" for additional information related to our revolving credit agreement and senior secured term loan.

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from July 31, 2007 to July 31, 2012. The comparison assumes $100 was invested on July 31, 2007 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

$160
$140
$120
$100
$80
$60
$40
$20
$0
Dollars
7/31/2007
1/31/2008
7/31/2008
1/31/2009
7/31/2009
1/31/2010
7/31/2010
1/31/2011
7/31/2011
1/31/2012
7/31/2012
Zale Corporation
S&P 500 Index
S&P Smallcap 600 Index
S&P 600 Specialty Store Index

	7/31/2007	1/31/2008	7/31/2008	1/31/2009	7/31/2009	1/31/2010	7/31/2010	1/31/2011	7/31/2011	1/31/2012	7/31/2012
Zale Corporation	$100.00	$77.06	$104.19	$5.84	$27.89	$10.27	$8.29	$22.00	$26.42	$13.42	$14.23
S&P 500	100.00	95.68	88.91	58.72	71.16	78.18	81.01	95.53	96.93	99.56	105.78
S&P Smallcap 600	100.00	91.99	91.72	58.20	74.05	80.88	88.24	105.90	110.06	113.84	114.45
S&P 600 Specialty Store	100.00	71.54	71.90	39.47	69.36	80.69	91.22	117.84	114.86	112.80	148.65

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data and balance sheet data for each of the fiscal years ended July 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements. During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of operations. All amounts in the following table are in thousands, except per share amounts.

	Year Ended July 31,
	2012	2011	2010	2009	2008
Revenues(a)	$1,866,878	$1,742,563	$1,616,305	$1,779,744	$2,138,041
Cost of sales(b)	905,613	862,468	802,172	948,572	1,089,553

Gross margin	961,265	880,095	814,133	831,172	1,048,488
Selling, general and administrative	902,287	859,588	846,205	934,249	991,772
Depreciation and amortization	37,887	41,326	50,005	58,947	60,244
Other charges (gains)(c)	1,973	7,047	33,370	46,940	(10,700)

Operating earnings (loss)	19,118	(27,866)	(115,447)	(208,964)	7,172
Interest expense(d)	44,649	82,619	15,657	10,399	12,364
Other gains(e)	—	—	(6,564)	—	(3,500)

Loss before income taxes	(25,531)	(110,485)	(124,540)	(219,363)	(1,692)
Income tax expense (benefit)	1,365	1,557	(28,750)	(53,015)	4,761

Loss from continuing operations	(26,896)	(112,042)	(95,790)	(166,348)	(6,453)
(Loss) earnings from discontinued operations, net of taxes	(414)	(264)	2,118	(23,155)	7,084

Net (loss) earnings	$(27,310)	$(112,306)	$(93,672)	$(189,503)	$631

Basic net (loss) earnings per common share:
Loss from continuing operations	$(0.84)	$(3.49)	$(2.99)	$(5.21)	$(0.15)
(Loss) earnings from discontinued operations	(0.01)	(0.01)	0.07	(0.73)	0.16

Basic net (loss) earnings per share	$(0.85)	$(3.50)	$(2.92)	$(5.94)	$0.01

Diluted net (loss) earnings per common share:
Loss from continuing operations	$(0.84)	$(3.49)	$(2.99)	$(5.21)	$(0.15)
(Loss) earnings from discontinued operations	(0.01)	(0.01)	0.07	(0.73)	0.16

Diluted net (loss) earnings per share	$(0.85)	$(3.50)	$(2.92)	$(5.94)	$0.01

Weighted-average number of common shares outstanding:
Basic	32,196	32,129	32,062	31,899	42,361
Diluted	32,196	32,129	32,062	31,899	42,476
Balance Sheet Data:
Working capital	$425,623	$399,553	$372,109	$460,885	$613,665
Total assets	1,171,038	1,188,758	1,171,278	1,230,972	1,415,260
Long-term debt	452,908	395,454	284,684	310,500	326,306
Total stockholders' investment	178,936	212,827	308,020	373,793	566,471

(a)
In fiscal year 2012, revenues include a $34.9 million adjustment resulting from a change in revenue recognition related to lifetime warranties.

(b)
In fiscal year 2009, cost of sales includes a charge of $13.5 million related to inventory impairments.

(c)
Fiscal years 2012, 2011 and 2010 includes $2.0 million, $7.0 million and $33.4 million, respectively, related to costs associated with store closures and store impairments. Fiscal year 2009 includes $46.9 million related to costs associated with store closures, store impairments and goodwill impairments. Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy and a $1.9 million store impairment charge.

(d)
Fiscal year 2012 includes costs incurred related to the debt refinancing transactions completed in the fourth quarter of fiscal year 2012 totaling $5.0 million. Fiscal year 2011 includes a charge of $45.8 million associated with an amendment to our senior secured term loan in September 2010.

(e)
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

	Year Ended July 31,
Selected Financial Data by Segment	2012	2011	2010	2009	2008
Revenues:
Fine Jewelry(a)	$1,617,684	$1,493,294	$1,379,695	$1,535,626	$1,876,170
Kiosk	238,692	239,231	226,187	232,809	249,489
All Other	10,502	10,038	10,423	11,309	12,382

Total revenues	$1,866,878	$1,742,563	$1,616,305	$1,779,744	$2,138,041

Depreciation and amortization:
Fine Jewelry	$23,924	$28,009	$35,558	$42,407	$42,832
Kiosk	3,153	3,361	4,120	4,899	5,296
All Other	—	—	—	—	—
Unallocated	10,810	9,956	10,327	11,641	12,116

Total depreciation and amortization	$37,887	$41,326	$50,005	$58,947	$60,244

Operating earnings (loss):
Fine Jewelry(b)	$31,464	$(15,875)	$(83,630)	$(192,683)	$18,909
Kiosk(c)	14,850	15,270	13,133	2,465	9,905
All Other	5,091	5,184	3,543	5,706	5,641
Unallocated(d)	(32,287)	(32,445)	(48,493)	(24,452)	(27,283)

Total operating earnings (loss)	$19,118	$(27,866)	$(115,447)	$(208,964)	$7,172

Assets(e):
Fine Jewelry(f)	$821,427	$807,771	$820,353	$868,227	$987,369
Kiosk	85,828	85,999	85,631	107,457	118,601
All Other	38,110	40,406	33,643	24,842	27,234
Unallocated	225,673	254,582	231,651	230,446	282,056

Total assets	$1,171,038	$1,188,758	$1,171,278	$1,230,972	$1,415,260

Capital expenditures:
Fine Jewelry	$10,118	$8,818	$9,945	$18,702	$59,289
Kiosk	—	—	—	420	3,266
All Other	—	—	—	—	—
Unallocated	9,657	6,497	4,705	9,235	22,582

Total capital expenditures	$19,775	$15,315	$14,650	$28,357	$85,137

(a)
Includes $313.0, $298.1, $260.7, $256.7 and $321.9 million in fiscal years 2012, 2011, 2010, 2009 and 2008, respectively, related to foreign operations. In addition, fiscal year 2012 includes a $34.9 million adjustment as a result of a change in the revenue recognition related to lifetime warranties.

(b)
Includes $2.0 million, $7.0 million and $32.3 million in fiscal years 2012, 2011 and 2010, respectively, related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. Fiscal year 2008 includes a $1.9 million store impairment charge. In addition, fiscal year 2012 includes $34.9 million of additional earnings as a result of a change in the revenue recognition related to lifetime warranties.

(c)
Includes $1.1 million in fiscal year 2010 related to charges associated with store impairments. Fiscal 2009 includes $0.4 million related to costs associated with store closures.

(d)
Fiscal year 2008 includes a $12.6 million benefit associated with a change in our vacation policy. Also includes credits of $58.9, $50.8, $55.5, $60.1, and $66.8 million in fiscal years 2012, 2011, 2010, 2009, and 2008, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $31.3, $33.4, $35.4, $40.6 and $47.0 million of fixed assets in fiscal years 2012, 2011, 2010, 2009 and 2008, respectively, related to foreign operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview of Fiscal Year 2012

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2012, we operated 1,124 fine jewelry stores and 654 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

        We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of five brands, Zales Jewelers®, Zales Outlet®, Gordon's Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented consumer. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point guest. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card guests.

        Comparable store sales increased by 6.9 percent during fiscal year 2012. At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 7.1 percent for the fiscal year. Gross margin increased by 100 basis points to 51.5 percent for the fiscal year ended July 31, 2012. Gross margin compared to the same period in the prior year was impacted by a 90 basis point improvement resulting from a change in warranty revenue recognition and a 30 basis point last-in, first-out ("LIFO") inventory charge. Excluding these items, gross margin improved by 40 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise. Operating earnings for the fiscal year 2012 were $19.1 million compared to an operating loss of $27.9 million in the same period in the prior year, an increase of $47.0 million. Operating earnings improved by 260 basis points to 1.0 percent compared to negative 1.6 percent in the prior year. The increase in operating earnings as a percent of revenue is primarily the result of an increase in gross margin and greater operating leverage.

        In fiscal year 2012, we reached several milestones that underscore the progress we made in executing our turnaround plan we announced in January 2010. During the year, we:

  •
  achieved revenue growth of 7.1 percent, reaching $1.9 billion in annual revenues;

  •
  delivered a 6.9 percent increase in comparable store sales, following an 8.1 percent rise in fiscal year 2011, marking seven consecutive quarters of positive results;

  •
  generated operating earnings of $19 million, a $47 million improvement over the prior year and the first time we reported operating earnings since fiscal year 2008;

  •
  improved the capital structure by refinancing our revolving credit agreement and senior secured term loan which increased our borrowing availability by approximately $50 million as of July 31, 2012, decreased borrowing costs which will result in estimated interest expense savings of approximately $17 million in fiscal year 2013 and eliminated the store contribution covenants contained in the prior term loan;

  •
  continued to build and strengthen our core merchandise assortment reaching our goal of returning the core to approximately 85 percent of our inventory mix, while beginning to introduce proprietary brands, including the Vera Wang LOVE and Persona bead collections;

  •
  expanded our omnichannel business model to provide guests access to our brands wherever and whenever they choose through webstores, mobile devices, social media and traditional stores;

  •
  implemented a program to provide alternative financing options to our U.S. Fine Jewelry customers who do not qualify for financing through our primary Citi credit program; and

  •
  increased organizational effectiveness by making deliberate, thoughtful investments in people, functions and training.

Warranties

        Net earnings associated with warranties totaled $120.8 million for the year ended July 31, 2012, compared to $75.2 million for the same period in the prior year. The increase is primarily the result of improved sales and a $34.9 million increase resulting from a change in revenue recognition related to lifetime warranties. Accounting Standards Codification 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

Outlook for Fiscal Year 2013

        We expect to generate positive net income in fiscal year 2013. We believe this will be achieved as a result of continued positive comparable store sales, maintaining gross margin rates consistent with fiscal year 2012, realizing leverage on selling, general and administrative expenses based on top line growth, while making selective investments in the business, and interest expense savings estimated at approximately $17 million as a result of the debt refinancing transactions completed on July 24, 2012. Total interest expense is expected to be between $23 million and $25 million in fiscal year 2013 compared to $44.6 million in fiscal year 2012, which includes $5 million of costs associated with the debt refinancing transactions. In addition, we expect the effective tax rate to be approximately 15 percent and store closures to be in-line with fiscal year 2012.

Comparable Store Sales

        Comparable store sales include internet sales and repair sales and exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to guests who purchase merchandise under our customer credit programs. The sales results of new stores are included beginning with their thirteenth full month of operation. The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores. However, stores closed for more than 90 days due to unforeseen events (e.g., hurricanes, etc.) are excluded from the calculation of comparable store sales.

Non-GAAP Financial Measure

        We report our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). However, the non-GAAP performance measure of EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) is presented to enhance investors' ability to analyze trends in our business and evaluate our performance relative to other companies. We use the non-GAAP performance measure to assist us in explaining underlying performance trends in our business.

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

        The following table reconciles EBITDA to loss from continuing operations as presented in our consolidated statements of operations:

	Year Ended July 31,
	2012	2011	2010
Loss from continuing operations	$(26,896)	$(112,042)	$(95,790)
Depreciation and amortization	37,887	41,326	50,005
Interest expense	44,649	82,619	15,657
Income tax expense (benefit)	1,365	1,557	(28,750)

EBITDA	$57,005	$13,460	$(58,878)

Results of Operations

        The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of sales	48.5	49.5	49.6

Gross margin	51.5	50.5	50.4
Selling, general and administrative	48.3	49.3	52.4
Depreciation and amortization	2.0	2.4	3.1
Other charges	0.1	0.4	2.1

Operating earnings (loss)	1.0	(1.6)	(7.1)
Interest expense	2.4	4.7	1.0
Other gains	—	—	(0.4)

Loss before income taxes	(1.4)	(6.3)	(7.7)
Income tax expense (benefit)	0.1	0.1	(1.8)

Loss from continuing operations	(1.5)	(6.4)	(5.9)
(Loss) earnings from discontinued operations, net of taxes	—	—	0.1

Net loss	(1.5)%	(6.4)%	(5.8)%

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

        Revenues.    Revenues for fiscal year 2012 were $1,866.9 million, an increase of 7.1 percent compared to revenues of $1,742.6 million for the same period in the prior fiscal year. Comparable store sales increased 6.9 percent as compared to the same period in the prior year. The increase in comparable store sales was attributable to an 8.4 percent increase in the number of units sold in our fine jewelry stores, partially offset by a 0.5 percent decrease in the average price per unit. The change in the number of units sold and the average price per unit includes the impact of an increase in sales related to our bead product lines, which are sold at a lower price point. The increase in revenue was also due to a $49.9 million increase in revenues related to warranties, of which $34.9 million is the result of a change in revenue recognition related to lifetime warranties. The increase was partially offset by a decrease in revenues related to 51 store closures (net of store openings) during fiscal year 2012.

        Fine Jewelry contributed $1,617.7 million of revenues in the fiscal year ended July 31, 2012, an increase of 8.3 percent as compared to $1,493.3 million for the same period in the prior year.

        Kiosk Jewelry contributed $238.7 million of revenues in the fiscal year ended July 31, 2012 as compared to $239.2 million in the prior year, representing a decrease of 0.2 percent. The decrease in revenues is due to a 6.1 percent decrease in the number of units sold, partially offset by a 5.5 percent increase in average price per unit.

        All Other contributed $10.5 million in revenues for the fiscal year ended July 31, 2012, an increase of 4.6 percent compared to $10.0 million for the same period in the prior year.

        During the fiscal year ended July 31, 2012, we converted nine Gordon's stores to the Zales nameplate and one Zales store to the Zales Outlet nameplate in Fine Jewelry. We opened two locations in Kiosk Jewelry. In addition, we closed 49 stores in Fine Jewelry and 14 locations in Kiosk Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin increased by 100 basis points to 51.5 percent during fiscal year 2012. Gross margin compared to the same period in the prior year was impacted by a 90 basis point improvement resulting from a change in warranty revenue recognition and a 30 basis point LIFO inventory charge. Excluding these items, gross margin improved by 40 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 48.3 percent of revenues for the year ended July 31, 2012, compared to 49.3 percent for the same period in the prior year. SG&A increased by $42.7 million to $902.3 million for the year ended July 31, 2012. The increase is primarily the result of an $18.0 million increase in promotional costs, including production costs and marketing for the launch of proprietary products during the second quarter, an $11.1 million increase in labor costs to support increased sales, an $11.4 million increase in proprietary credit fees and a $3.1 million increase in professional fees. The increase was partially offset by a $3.6 million decrease in occupancy costs primarily related to 51 stores closed (net of store openings) during fiscal year 2012.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2012 and 2011 was 2.0 percent and 2.4 percent, respectively. The decrease is primarily related to 51 stores closed (net of store openings) during fiscal year 2012.

        Other Charges.    Other charges for the year ended July 31, 2012 includes a $1.8 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.2 million charge associated with store closures. Other charges for the year ended July 31, 2011 includes a $6.8 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.3 million charge associated with store closures.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2012 and 2011 was 2.4 percent and 4.7 percent, respectively. Interest expense decreased by $38.0 million to $44.6 million for the year ended July 31, 2012. The decrease is the result of a $45.8 million charge recorded in the first quarter of fiscal year 2011 related to an amendment to the term loan on September 24, 2010, partially offset by a $5.0 million charge recorded in the fourth quarter of fiscal year 2012 as a result of an amendment to the term loan on July 24, 2012. Excluding these charges, interest expense increased $2.9 million due primarily to an increase in the average borrowings compared to the same period in the prior year.

        Income Tax Expense.    Income tax expense totaled $1.4 million for the year ended July 31, 2012, compared to $1.6 million for the same period in the prior year. Income tax expense for the year ended July 31, 2012 is primarily associated with earnings of our Canadian subsidiaries, partially offset by the release of certain state tax reserves totaling $1.7 million. Income tax expense for the year ended July 31, 2011 is primarily associated with earnings of our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the Worker, Homeownership and Business Assistance Act of 2009 (the "Business Assistance Act").

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

        Revenues.    Revenues for fiscal year 2011 were $1,742.6 million, an increase of 7.8 percent compared to revenues of $1,616.3 million for the same period in the prior fiscal year. Comparable store sales increased 8.1 percent as compared to the same period in the prior year. The increase in comparable store sales was attributable to an 8.1 percent increase in the average price per unit in our fine jewelry stores and a 0.5 percent increase in the number of units sold. The increase in revenue was also due to a $25.1 million increase in revenues recognized related to warranties, partially offset by a decrease in revenues related to 61 store closures (net of store openings) during fiscal year 2011.

        Fine Jewelry contributed $1,493.3 million of revenues in the fiscal year ended July 31, 2011, an increase of 8.2 percent as compared to $1,379.7 million for the same period in the prior year.

        Kiosk Jewelry contributed $239.2 million of revenues in the fiscal year ended July 31, 2011 as compared to $226.2 million in the prior year, representing an increase of 5.8 percent. The increase in revenue is primarily the result of a 1.6 percent increase in average price per unit and a 2.0 percent increase in the number of units sold.

        All Other contributed $10.0 million in revenues for the fiscal year ended July 31, 2011 as compared to $10.4 million for the same period in the prior year, representing a decrease of 3.7 percent.

        During the fiscal year ended July 31, 2011, we opened four stores in Fine Jewelry and seven locations in Kiosk Jewelry. In addition, we closed 59 stores in Fine Jewelry and 13 locations in Kiosk Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin increased by 10 basis points to 50.5 percent for the fiscal year ended July 31, 2011 compared to the same period in the prior year. The increase in gross margin was due to a 100 basis point increase in revenues recognized related to warranties, a 110 basis point decrease in inventory impairment charges as a result of improved sales and lower merchandise discounts. The increase was partially offset by an increase in the cost of merchandise, including an $11.3 million increase in the LIFO inventory charge.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 49.3 percent of revenues for the year ended July 31, 2011, compared to 52.4 percent for the same period in the prior year. SG&A increased by $13.4 million to $859.6 million for the year ended July 31, 2011. The increase is primarily the result of a $23.4 million increase in labor costs and store and corporate performance-based compensation associated with improved sales and a $5.7 million increase in credit card fees primarily due to increased sales in the U.S. The increase was partially offset by a $7.6 million decrease in professional fees and severance costs, a $5.8 million decrease related to fees paid to Citibank in fiscal year 2010 and a $3.2 million decrease in occupancy costs.

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

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2011 and 2010 was 4.7 percent and 1.0 percent, respectively. Interest expense increased by $67.0 million to $82.6 million for the year ended July 31, 2011. The increase is primarily the result of a $45.8 million charge associated with an amendment to the term loan on September 24, 2010. The remaining $21.2 million increase is due primarily to a $16.2 million increase in interest related to the term loan executed in May 2010 and an increase in the weighted-average effective interest rate associated with the revolving credit agreement to 3.7 percent as compared to 1.8 percent for the same period in the prior year.

        Other Gains.    Other gains for the year ended July 31, 2010 includes an $8.3 million gain related to a decrease in the fair value of the warrants issued in connection with the term loan executed in May 2010 and a $1.7 million charge related to debt issuance costs attributable to the warrants.

        Income Tax Expense (Benefit).    Income tax expense totaled $1.6 million for the year ended July 31, 2011, compared to a $28.8 million income tax benefit for the year ended July 31, 2010. Income tax expense for the year ended July 31, 2011 is primarily associated with earnings of our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the Business Assistance Act. The income tax benefit for the year ended July 31, 2010 is primarily the result of the recognition of a $33.4 million refund associated with the Business Assistance Act, partially offset by tax expense primarily associated with our Canadian subsidiaries.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service. For fiscal year 2012, our cash requirements were funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise receipts and vendor payments. At July 31, 2012, we had borrowing availability under the revolving credit agreement of approximately $149 million. The average vendor payment terms during the year ended July 31, 2012 and 2011 was approximately 52 days and 46 days, respectively. As of July 31, 2012, we had cash and cash equivalents totaling $24.6 million. We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

        Net cash used in operating activities improved from $46.9 million for the year ended July 31, 2011 to $36.9 million for the year ended July 31, 2012. The $10.0 million improvement is primarily the result of an increase in operating earnings compared to the same period in the prior year and a $15.2 million payment in the prior year related to an amendment to the term loan, partially offset by an increase in inventory and costs incurred related to the debt refinancing transactions completed in the fourth quarter of fiscal year 2012 totaling $5.0 million. The increase in inventory and refinancing costs represented approximately $33 million of the $36.9 million net usage of cash from operating activities as of July 31, 2012.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year. Other important selling periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Inventory owned at July 31, 2012 was $741.8 million, an increase of $21.0 million compared to July 31, 2011. The increase is primarily the result of additional merchandise purchased as a result of increased sales and higher merchandise cost.

  Amended and Restated Revolving Credit Agreement

        On July 24, 2012, we amended and restated our revolving credit agreement (the "Amended Credit Agreement") with Bank of America, N.A. and certain other lenders. The Amended Credit Agreement totals $665 million, including a new $15 million first-in, last-out facility (the "FILO Facility"), and matures in July 2017. Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables. The rate applied to the appraised liquidation value of eligible inventory was 87.5 percent in the prior agreement. Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million. The Amended

Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 70 percent for the period of August through September 2012, 80 to 83 percent for the period of October through December 2012, and 67 to 72 percent for the period of January through July 2013.

        Borrowings under the Amended Credit Agreement (excluding the FILO Facility) bear interest at either: (i) LIBOR plus the applicable margin (ranging from 175 to 225 basis points) or (ii) the base rate (as defined in the Amended Credit Agreement) plus the applicable margin (ranging from 75 to 125 basis points). Borrowings under the FILO Facility bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate plus the applicable margin (ranging from 250 to 300 basis points). We are also required to pay a quarterly unused commitment fee of 37.5 basis points based on the preceding quarter's unused commitment. The unused commitment fee was 50 basis points in the prior agreement.

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $149 million as of July 31, 2012, which exceeded the excess availability requirement by $98 million. The fixed charge coverage ratio was 1.56 as of July 31, 2012. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of July 31, 2012, we were in compliance with all covenants.

        We incurred debt issuance costs associated with the revolving credit agreement totaling $12.1 million, which consists of $5.6 million of costs related to the Amended Credit Agreement and $6.5 million of unamortized costs associated with the prior agreement. The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and will be amortized to interest expense on a straight-line basis over the five-year life of the agreement.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The additional availability obtained under the Amended Credit Agreement (see below) was utilized to prepay $60.5 million of the prior term loan. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of July 31, 2012, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The improved minimum liquidity requirement under the Amended Term Loan increased borrowing availability under the Amended Credit Agreement by approximately $50 million as of July 31, 2012. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

        Borrowings under the Amended Term Loan bear interest at 11 percent payable on a quarterly basis. The interest rate under the prior term loan was 15 percent. We may repay all or any portion of the Amended Term Loan with the following penalty prior to maturity: (i) the present value of the required interest payments that would have been made if the prepayment had not occurred during the first year; (ii) 4 percent during the second year; (iii) 3 percent during the third year; (iv) 2 percent during the fourth year and (v) no penalty in the fifth year. The Amended Credit Agreement restricts our ability to prepay the

Amended Term Loan prior to January 15, 2013 and, subsequent to this date, if the fixed charge coverage ratio is not equal to or greater than 1.0 after giving effect to the prepayment.

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. The Amended Term Loan does not contain any of the store contribution covenants that were included in the prior term loan. As of July 31, 2012, we were in compliance with all covenants.

        We incurred costs associated with the Amended Term Loan totaling $4.4 million, of which approximately $2 million was recorded in interest expense during the fourth quarter of fiscal year 2012. The remaining $2.4 million consists of debt issuance costs included in other assets in the accompanying balance sheet and are amortized to interest expense on a straight-line basis over the five-year life of the agreement. We also incurred a $3.0 million prepayment premium related to the $60.5 million prepayment of the prior term loan. The $3.0 million prepayment premium was recorded in interest expense during the fourth quarter of fiscal year 2012.

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the prior term loan. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. As indicated above, the remaining unamortized discount totaling $20.3 million associated with the Warrants was charged to interest expense as a result of an amendment to the prior term loan on September 24, 2010.

  Capital Lease Obligations

        In fiscal year 2012, we entered into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a four-year life. The amount capitalized during the year ended July 31, 2012 totaled $3.6 million; such amount is a non-cash item and therefore excluded from the consolidated statement of cash flows.

  Customer Credit Programs

        On September 23, 2010, we entered into a five year agreement to amend and restate various terms of the Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), to provide financing for our U.S. guests to purchase merchandise through private label credit cards beginning October 1, 2010. The MSA will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program. As of July 31, 2012, we were in compliance with all covenants under the MSA. We exceeded the $315 million threshold for the program year ending September 30, 2012. During fiscal year 2012 and 2011, our guests used our private label credit card to pay for approximately 35 percent and 32 percent, respectively, of purchases in the U.S.

        On May 7, 2010, we entered into a five year Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS") to provide financing for our Canadian guests to purchase merchandise through private label credit cards beginning July 1, 2010. In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent paid to us. The TD Agreement replaced an agreement with Citi Cards Canada Inc., which expired on June 30, 2010. The TD Agreement will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. If TDFS terminates the agreement as a result of a breach by us, we will be required to pay a termination fee of $1.0 million in the first year, $0.7 million in the second year or $0.3 million in the third year. As of July 31, 2012, credit sales exceeded the $50 million threshold for the program year ending June 30, 2012. During fiscal year 2012 and 2011, our guests used our private label credit card to pay for approximately 19 percent and 21 percent, respectively, of purchases in Canada.

        During fiscal year 2012, we entered into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.

Capital Expenditures

        During fiscal year 2012, we invested $12.8 million to remodel, relocate and refurbish 40 Fine Jewelry stores. We invested $1.1 million in capital expenditures to convert nine Gordon's stores to the Zales nameplate, one Zales store to the Zales Outlet nameplate and to open two stores in Kiosk Jewelry. We also invested $5.9 million in infrastructure, primarily related to information technology and the U.S. distribution center. We anticipate investing between $30 million and $35 million in capital expenditures in fiscal year 2013.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2012 is presented in the following table (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Other
Long-term debt (excluding capital leases)	$449,800	$—	$—	$449,800	$—	$—
Interest on Amended Term Loan(a)	43,829	8,800	17,600	17,429	—	—
Capital lease obligations	3,108	880	1,859	369	—	—
Operating leases(b)	623,628	164,430	240,571	137,420	81,207	—
Operations services agreement(c)	28,626	7,417	14,238	6,971	—	—
Other long-term liabilities(d)	5,527	—	—	—	—	5,527

Total	$1,154,518	$181,527	$274,268	$611,989	$81,207	$5,527

(a)
The Amended Term Loan requires fixed quarterly interest payments at 11 percent per annum on the outstanding principal balance. This amount does not reflect any interest related to the Amended Credit Agreement, which would be based on the current applicable rate and assumes no prepayments. The effective interest rate of the Amended Credit Agreement was 4.0 percent as of July 31, 2012. In fiscal year 2012, we paid $14.3 million of interest related to our revolving credit agreement.

(b)
Operating lease obligations relate to minimum base rental payments due under store lease agreements. Excluded from our operating lease commitments are amounts related to real estate taxes, insurance, common area maintenance fees and merchant association dues. Such amounts were approximately 22 percent of base rentals for the year ended July 31, 2012.

(c)
The operations services agreement is with a third party for the management of our client server systems, Local Area Network operations, Wide Area Network management and technical support.

(d)
Other long-term liabilities reflect loss reserves related to credit insurance services provided by our insurance subsidiaries. We have reflected these payments under "Other," as the timing of these future payments is dependent on the actual processing of the claims.

        Not included in the table above are our obligations under employment agreements and ordinary course purchase orders for merchandise, including certain merchandise on consignment.

Recent Accounting Pronouncement

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment is effective during interim and annual periods beginning after December 15, 2011. We adopted this standard effective February 1, 2012. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

        In August 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles–Goodwill and Other ("ASU 2011-08"), which will simplify the rules for testing goodwill for impairment. ASU 2011-08 will allow entities to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether a company should perform the two-step impairment test as required under ASC 350, Intangibles–Goodwill and Other. The amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of July 31, 2012.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of our Canadian brands, Peoples and Mappins, is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2012, approximately three percent and 13 percent of our total inventory represented raw materials and work in process related to our manufacturing program and finished goods in our distribution center, respectively. The inventory related to our manufacturing program and distribution center is valued at the weighted-average cost of the items.

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

        We also reduce the carrying value of our inventory for discontinued, slow-moving and damaged inventory. This write-down of inventory is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management, or if management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results, could impact our shrinkage reserve.

        Impairment of Long-Lived Assets.    Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon the most recent projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets in those stores. Any impairment would be recognized in operating results.

        Goodwill.    In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections. As of the date of the most recent test, the fair value of the Peoples and Piercing Pagoda reporting units would have to decline by more than 22 percent and 52 percent, respectively, to be considered for impairment. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize a goodwill impairment.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 89 percent of total revenues, is recognized at the time of sale, reduced by a provision for sales returns. The provision for sales returns is based on historical rates of return. Repair revenues are recognized when the service is complete and the merchandise is delivered to the guest. Premium revenues from our insurance businesses relate to credit insurance policies sold to guests who purchase our merchandise under the customer credit program. Insurance premiums are recognized over the coverage period.

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties. The change in estimate increased revenues by $34.9 million and improved our net loss by $32.4 million during fiscal year 2012. As a result, basic and diluted net loss per share improved by $1.00 per share during fiscal year 2012.

        Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. We also offer our Fine Jewelry guests a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry guests a one-year warranty that covers breakage. The revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over their respective contract terms.

        Self-Insurance.    We are self-insured for certain losses related to property insurance, general liability, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted.

        Other Reserves.    We are involved in a number of legal and governmental proceedings as part of the normal course of business. Reserves are established based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel and are based on a combination of litigation and settlement strategies. In addition, from time to time we close stores prior to the expiration of the lease term. We record reserves associated with such leases based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. If our estimates and assumptions used to record these charges change, we may be required to record additional charges.

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

        The investments of our insurance subsidiaries, primarily stocks and bonds, had an approximate market value at July 31, 2012 of $29.3 million.

        Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes. Future and existing borrowings under our Amended Credit Agreement would be affected by interest rate changes. As of July 31, 2012, we had borrowings of $369.8 million under our Amended Credit Agreement. A one percent increase in the interest rate would increase annual interest expense by approximately $4 million. On July 24, 2012, we amended and restated our revolving credit agreement and senior secured term loan. As a result, the outstanding principal related to these loans approximates fair value as of July 31, 2012.

        Inflation.    Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out ("LIFO") retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining the LIFO inventory cost. We recorded LIFO charges in cost of sales totaling $22.4 million and $17.0 million during the fiscal years ended July 31, 2012 and 2011, respectively. The LIFO inventory reserve included in the consolidated balance sheets as of July 31, 2012 and 2011 totaled $58.3 million and $35.9 million, respectively. If commodity costs continue to rise it will result in higher merchandise costs, which could materially affect us in the future.

        Commodity Risk.    Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us. We address commodity risk principally through retail price point adjustments.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, our Canadian operations expose us to market risk from currency rate exposures, which may adversely affect our results of operations. During the fiscal years ended July 31, 2012, 2011 and 2010, the average Canadian currency rate depreciated by approximately one percent and appreciated by approximately six percent and 12 percent, respectively, relative to the U.S. dollar as compared to the prior year. The depreciation in the Canadian currency rate for the year ended July 31, 2012 resulted in a $4.8 million decrease in reported revenues, offset by a decrease in reported cost of sales and selling, general and administrative expenses of $2.3 million and $1.9 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2011 resulted in a $15.6 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $7.5 million and $6.7 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2010 resulted in a $27.9 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of fluctuations in the Canadian dollar, we recorded a loss totaling $1.7 million and gains totaling $1.4 million and $2.8 million during the fiscal years ended July 31, 2012, 2011 and 2010, respectively, primarily associated with the settlement of Canadian accounts payable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 42 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-30. We incorporate these consolidated financial statements in this document by reference.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance," "Related Party Transactions," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Other Corporate Governance Policies-Risk Management Related to Compensation Policies and Practices" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 42 for a listing of all financial statement documents included on pages F-1 through F-30.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	June 20, 2008 Form 8-K, Exhibit 3.1
4.1	Second Amended and Restated Credit Agreement, dated as of July 24, 2012	July 27, 2012 Form 8-K, Exhibit 10.1
4.2	Amended and Restated Credit Agreement, dated as of July 24, 2012	July 27, 2012 Form 8-K, Exhibit 10.2
4.3	Warrant and Registration Rights Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.7
4.4	Amended and Restated Intercreditor Agreement, dated as of September 24, 2012	Filed herewith
10.1*	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement	July 31, 2009 Form 10-K, Exhibit 10.2
10.3*	Zale Corporation Omnibus Stock Incentive Plan	July 31, 2000 Form 10-K, Exhibit 10.3a
10.4a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.4b*	Form of Incentive Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4b
10.4c*	Form of Non-qualified Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4c
10.4d*	Form of Restricted Stock Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4d
10.4e*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4e
10.4f*	Form of Performance-Based Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4f
10.5a*	Zale Corporation 2011 Omnibus Incentive Plan	October 14, 2011 Definitive Proxy Statement on Schedule 14A, Appendix A
10.5b*	Form of Stock Option Award Agreement	Filed herewith
10.5c*	Form of Time-Vesting Restricted Stock Unit Award Agreement	Filed herewith
10.5d*	Form of Performance-Based Restricted Stock Unit Award Agreement	Filed herewith
10.6*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.7a*	Non-Employee Director Equity Compensation Plan	November 24, 2008 Form 8-K, Exhibit 10.1
10.7b*	Amendment to Zale Corporation Non-Employee Director Equity Compensation Plan	December 24, 2009 Form 8-K, Exhibit 10.1
10.7c*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.7d*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.7e*	Form of Restricted Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.2
10.7f*	Form of Deferred Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.3
10.8*	Form of Amended and Restated Employment Security Agreement with Executive Vice Presidents	December 24, 2008 Form 8-K, Exhibit 10.2
10.9*	Form of Employment Security Agreement for Corporate Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.10*	Form of Employment Security Agreement for Brand Senior Vice Presidents	April 30, 2008 Form 10-Q, Exhibit 10.7
10.11*	Offer Letter to Theo Killion	July 31, 2010 Form 10-K, Exhibit 10.10b
10.12*	Employment Security Agreement with Matthew W. Appel	April 30, 2009 Form 10-Q, Exhibit 10.2

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.13*	Offer Letter to Richard Lennox	July 31, 2010 Form 10-K, Exhibit 10.12
10.14*	Base Salaries and Target Bonus for the Named Executives Officers for Fiscal Year 2012	Filed herewith
10.15*	Zale Corporation Bonus Plan	July 31, 2008 Form 10-K, Exhibit 10.8
10.16a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.16b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a
10.16c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.17	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2005 Form 10-K, Exhibit 10.18
10.18	Private Label Credit Card Program Agreement	May 12, 2010 Form 8-K, Exhibit 10.1
10.19	Amended and Restated Merchant Services Agreement with Citibank (South Dakota), N.A.	October 31, 2010 Form 10-Q, Exhibit 10.1
10.20*	Offer Letter to Thomas A. Haubenstricker	October 12, 2011 Form 8-K, Exhibit 10.1
14	Code of Business Conduct and Ethics	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer	Filed herewith
31.3	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Administrative Officer	Filed herewith
32.3	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	July 31, 2004 Form 10-K, Exhibit 99.1
99.2	Compensation Committee Charter	July 31, 2006 Form 10-K, Exhibit 99.2

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
99.3	Nominating/Corporate Governance Committee Charter	July 31, 2004 Form 10-K Exhibit 99.3
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2012. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-3.

/s/ THEO KILLION Theo Killion Chief Executive Officer October 3, 2012	/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker Chief Financial Officer October 3, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 3, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 3, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2012 of Zale Corporation and our report dated October 3, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
October 3, 2012

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2012	2011	2010
Revenues	$1,866,878	$1,742,563	$1,616,305
Cost of sales	905,613	862,468	802,172

Gross margin	961,265	880,095	814,133
Selling, general and administrative	902,287	859,588	846,205
Depreciation and amortization	37,887	41,326	50,005
Other charges	1,973	7,047	33,370

Operating earnings (loss)	19,118	(27,866)	(115,447)
Interest expense	44,649	82,619	15,657
Other gains	—	—	(6,564)

Loss before income taxes	(25,531)	(110,485)	(124,540)
Income tax expense (benefit)	1,365	1,557	(28,750)

Loss from continuing operations	(26,896)	(112,042)	(95,790)
(Loss) earnings from discontinued operations, net of taxes	(414)	(264)	2,118

Net loss	$(27,310)	$(112,306)	$(93,672)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.84)	$(3.49)	$(2.99)
(Loss) earnings from discontinued operations	(0.01)	(0.01)	0.07

Net loss per share	$(0.85)	$(3.50)	$(2.92)

Weighted-average number of common shares outstanding:
Basic	32,196	32,129	32,062
Diluted	32,196	32,129	32,062

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$24,603	$35,125
Merchandise inventories	741,788	720,782
Other current assets	42,987	48,670

Total current assets	809,378	804,577

Property and equipment, net	122,124	141,751
Goodwill	100,544	104,620
Other assets	47,790	44,843
Deferred tax asset	91,202	92,967

Total assets	$1,171,038	$1,188,758

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable and accrued liabilities	$205,529	$218,115
Deferred revenue	85,714	94,188
Deferred tax liability	92,512	92,721

Total current liabilities	383,755	405,024

Long-term debt	452,908	395,454
Deferred revenue—long-term	122,802	137,992
Other liabilities	32,637	37,461
Commitments and contingencies
Stockholders' Investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 shares issued; 32,220 and 32,159 shares outstanding at July 31, 2012 and 2011, respectively	488	488
Additional paid-in capital	162,711	161,575
Accumulated other comprehensive income	54,103	63,385
Accumulated earnings	424,394	451,704

	641,696	677,152
Treasury stock, at cost, 22,512 and 22,573 shares at July 31, 2012 and 2011, respectively	(462,760)	(464,325)

Total stockholders' investment	178,936	212,827

Total liabilities and stockholders' investment	$1,171,038	$1,188,758

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(27,310)	$(112,306)	$(93,672)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest	3,603	34,580	3,380
Depreciation and amortization	37,887	41,326	50,005
Deferred taxes	1,544	5,280	39
Loss on disposition of property and equipment	1,793	1,431	1,005
Impairment of property and equipment	1,751	6,762	29,944
Gain on warrants	—	—	(8,315)
Stock-based compensation	2,728	2,150	3,865
Loss (earnings) from discontinued operations	414	264	(2,118)
Conversion of paid in kind interest to senior secured term loan	—	—	1,703
Changes in assets and liabilities:
Merchandise inventories	(27,516)	(8,071)	42,374
Other current assets	5,418	(5,772)	10,103
Other assets	142	(1,982)	2,071
Accounts payable and accrued liabilities	(10,578)	(19,577)	6,730
Deferred revenue	(22,064)	10,418	7,100
Other liabilities	(4,673)	(1,449)	(1,892)

Net cash (used in) provided by operating activities	(36,861)	(46,946)	52,322

Cash Flows From Investing Activities:
Payments for property and equipment	(19,775)	(15,315)	(14,650)
Purchase of available-for-sale investments	(6,833)	(9,388)	(2,959)
Proceeds from sales of available-for-sale investments	8,517	6,140	2,409

Net cash used in investing activities	(18,091)	(18,563)	(15,200)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	4,891,400	3,604,800	4,465,100
Payments on revolving credit agreement	(4,776,600)	(3,514,800)	(4,610,600)
Proceeds from senior secured term loan	—	—	150,000
Payments on senior secured term loan	(60,454)	(11,250)	—
Debt issuance costs	(7,990)	—	(25,523)
Proceeds from exercise of stock options	34	67	—
Payments on capital lease obligations	(527)	—	—

Net cash provided by (used in) financing activities	45,863	78,817	(21,023)

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	(893)	(5,391)	(15,395)

Effect of exchange rate changes on cash	(540)	973	544
Net change in cash and cash equivalents	(10,522)	8,890	1,248
Cash and cash equivalents at beginning of period	35,125	26,235	24,987

Cash and cash equivalents at end of period	$24,603	$35,125	$26,235

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2009	31,969	$488	$147,348	$37,307	$657,682	$(469,032)	$373,793
Net loss	—	—	—	—	(93,672)	—	(93,672)
Unrealized gain on securities	—	—	—	1,023	—	—	1,023
Cumulative translation adjustment	—	—	—	10,110	—	—	10,110

Comprehensive loss							(82,539)

Fair value of warrants issued in connection with the senior secured term loan	—	—	13,036	—	—	—	13,036
Issuance of common stock	138	—	(3,604)	—	—	3,469	(135)
Stock-based compensation	—	—	3,865	—	—	—	3,865

Balances at July 31, 2010	32,107	488	160,645	48,440	564,010	(465,563)	308,020
Net loss	—	—	—	—	(112,306)	—	(112,306)
Unrealized gain on securities	—	—	—	755	—	—	755
Cumulative translation adjustment	—	—	—	14,190	—	—	14,190

Comprehensive loss							(97,361)

Issuance of common stock	52	—	(1,220)	—	—	1,238	18
Stock-based compensation	—	—	2,150	—	—	—	2,150

Balances at July 31, 2011	32,159	488	161,575	63,385	451,704	(464,325)	212,827
Net loss	—	—	—	—	(27,310)	—	(27,310)
Unrealized gain on securities	—	—	—	386	—	—	386
Cumulative translation adjustment	—	—	—	(9,668)	—	—	(9,668)

Comprehensive loss							(36,592)

Issuance of common stock	61	—	(1,592)	—	—	1,565	(27)
Stock-based compensation	—	—	2,728	—	—	—	2,728

Balances at July 31, 2012	32,220	$488	$162,711	$54,103	$424,394	$(462,760)	$178,936

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2012, we operated 1,124 specialty retail jewelry stores and 654 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

        We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core guest target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of guests. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers'® national advertising and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. Certain brands in Fine Jewelry have expanded their presence in the retail market through their e-commerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com and www.peoplesjewellers.com.

        Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point guest. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. We expanded our presence in Kiosk Jewelry through our e-commerce site, www.pagoda.com.

        All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card guests.

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

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of our Canadian brands, Peoples Jewellers and Mappins Jewellers, is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2012, approximately three percent and 13 percent of our total inventory represented raw materials and work in process related to our manufacturing program and finished goods in our distribution center, respectively. The inventory related to our manufacturing program and distribution center is valued at the weighted-average cost of those items. The LIFO charge was $22.4 million, $17.0 million and $5.7 million for the years ended July 31, 2012, 2011 and 2010, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $58.3 million and $35.9 million at July 31, 2012 and 2011, respectively. Domestic inventories, excluding the cumulative LIFO provision, were $664.1 million and $619.8 million at July 31, 2012 and 2011, respectively. Our Canadian inventory totaled $136.0 million and $136.9 million at July 31, 2012 and 2011, respectively.

        Consignment inventory and the related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $118.4 million and $53.5 million of consignment inventory on hand at July 31, 2012 and 2011, respectively.

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

        We also write-down the carrying value of our inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience and significant changes in physical inventory results, could impact our shrinkage reserve.

        Impairment of Long-Lived Assets.    Long-lived assets are reviewed for impairment by comparing the carrying value of the assets with their estimated future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon the most recent projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets in those stores.

        Goodwill.    In accordance with Accounting Standards Codification (ASC) 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments. See Note 5 for additional disclosures related to goodwill.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 89 percent of total revenues, is recognized at the time of sale, reduced by a provision for sales returns. The provision for sales returns is based on historical rates of return. Repair revenues are recognized when the service is complete and the merchandise is delivered to the guests. Premium revenues from our insurance businesses relate to credit insurance policies sold to guests who purchase our merchandise under the customer credit program. Insurance premiums are recognized over the coverage period.

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

        Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. We also offer our Fine Jewelry guests a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry guests a one-year warranty that covers breakage. The revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over their respective contract terms.

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

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.

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

        Capital Leases.    In fiscal year 2012, we entered into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a five-year life.

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

        Stock Repurchase Program.    During fiscal year 2008, the Board of Directors authorized share repurchases of $350 million. As of July 31, 2012, $23.3 million was remaining under our stock repurchase program.

        Preferred Stock.    At July 31, 2012 and 2011, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

        Credit Insurance Operations.    Insurance premium revenue from credit insurance subsidiaries was $10.5 million, $10.0 million and $10.4 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. These insurance premiums are recognized over the coverage period and included in revenues in the accompanying consolidated statements of operations.

        Self-Insurance.    We are self-insured for certain losses related to property insurance, general liability, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted.

        Advertising Expenses.    Advertising is generally expensed when the advertisement is utilized and is a component of SG&A. Production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $94.5 million, $76.5 million and $75.8 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively, net of amounts contributed by vendors. Prepaid advertising at July 31, 2012 and 2011 totaled $0.7 million and $3.6 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $3.1 million, $1.0 million and $0.5 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. Vendor allowances included in cost of sales totaled $5.2 million, $3.7 million and $3.6 million for the years ended July 31, 2012, 2011 and 2010, respectively.

        Income Taxes.    Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the tax rate changes are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

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

        During the fiscal year ended July 31, 2012, 2011 and 2010, the average Canadian currency rate depreciated by approximately one percent and appreciated by approximately six percent and 12 percent, respectively, relative to the U.S. dollar. The depreciation in the Canadian currency rate for the year ended July 31, 2012 resulted in a $4.8 million decrease in reported revenues, offset by a decrease in reported cost of sales and selling, general and administrative expenses of $2.3 million and $1.9 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2011 resulted in a $15.6 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $7.5 million and $6.7 million, respectively. The appreciation in the Canadian currency rate for the year ended July 31, 2010 resulted in a $27.9 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $13.1 million and $11.0 million, respectively. In addition, as a result of fluctuations in the Canadian dollar, we recorded a loss totaling $1.7 million and gains totaling $1.4 million and $2.8 million during the fiscal years ended July 31, 2012, 2011 and 2010, respectively, primarily associated with the settlement of Canadian accounts payable.

        Loss Per Common Share.    Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the treasury stock method. There were antidilutive stock options and restricted share awards of 5.1 million, 3.0 million and 2.6 million for the years ended July 31, 2012, 2011 and 2010, respectively. There were antidilutive warrants of 11.1 million for the years ended July 31, 2012, 2011 and 2010.

        We incurred a net loss of $27.3 million, $112.3 million and $93.7 million for the years ended July 31, 2012, 2011 and 2010, respectively. A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for those fiscal years.

        Concentrations of Business and Credit Risk.    During fiscal year 2012, we purchased approximately 22 percent of our finished merchandise from five vendors with no single vendor exceeding ten percent, compared to approximately 17 percent in the prior year. In fiscal years 2012 and 2011, approximately 16 percent and 17 percent, respectively, of our merchandise requirements were assembled by our internal manufacturing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2012 and 2011, we had no significant concentrations of credit risk.

        Use of Estimates.    Our accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory valuation, goodwill and long-lived asset valuation, LIFO inventory retail method, legal liability, credit insurance liability, product warranty, depreciation, workers' compensation, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

        Reclassification.    Certain prior year deferred revenue amounts associated with warranties have been reclassified in the accompanying consolidated balance sheets to conform to our fiscal year 2012 presentation.

2.     FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	–	Quoted prices for identical instruments in active markets;
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	–	Instruments whose significant inputs are unobservable.

  Assets that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value for the Year Ended July 31, 2012
	Level 1	Level 2	Level 3
U.S. Treasury securities	$21,109	$—	$—
U.S. government agency securities	—	2,920	—
Corporate bonds and notes	—	1,314	—
Corporate equity securities	3,993	—	—

	$25,102	$4,234	$—

	Fair Value for the Year Ended July 31, 2011
	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,688	$—	$—
U.S. government agency securities	—	3,852	—
Corporate bonds and notes	—	1,935	—
Corporate equity securities	3,961	—	—

	$24,649	$5,787	$—

        Investments in U.S. Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in U.S. government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 7 for additional information related to our investments).

  Assets that are Measured at Fair Value on a Nonrecurring Basis

        The following table includes our long-lived assets that were measured at fair value, using Level 3 inputs, on a nonrecurring basis (in thousands):

	Fair Value for the Year Ended July 31,
	2012	2011
Store-level property and equipment	$410	$1,217

        Potential impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a weighted-average cost of capital of 13.75 percent to 15.25 percent and positive comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy. For the fiscal year ended July 31, 2012, store-level property and equipment of $2.2 million was written down to their fair value of $0.4 million, resulting in an impairment charge of $1.8 million. For the fiscal year ended July 31, 2011, store-level property and equipment of $8.0 million was written down to their fair value of $1.2 million, resulting in an impairment charge of $6.8 million.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. On July 24, 2012, we amended and restated our revolving credit agreement and senior secured term loan. As a result, the outstanding principal related to these loans approximates fair value as of July 31, 2012.

3.     OTHER CURRENT ASSETS

        Other current assets consist of the following (in thousands):

	Year Ended July 31,
	2012	2011
Prepaid rent	$19,738	$20,504
Vendor returns and deposits	2,018	2,209
Tax receivables	9,711	10,735
Other	11,520	15,222

	$42,987	$48,670

4.     PROPERTY AND EQUIPMENT, NET

        Property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2012	2011
Building and leasehold improvements	$229,524	$236,295
Furniture and fixtures	463,911	464,707
Construction in progress	3,050	3,811

	696,485	704,813
Less accumulated depreciation and amortization	(574,361)	(563,062)

	$122,124	$141,751

5.     GOODWILL

        In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. At the end of the second quarter of fiscal year 2012, we completed our annual impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $81.1 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the most recent test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 22 percent and 52 percent, respectively, to be considered for potential impairment. We calculated the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 13.75 percent to 15.25 percent based on a weighted average cost of capital that reflects current market conditions. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended July 31,
	2012	2011
Goodwill, beginning of period	$104,620	$98,388
Foreign currency adjustments	(4,076)	6,232

Goodwill, end of period	$100,544	$104,620

6.     OTHER ASSETS

        Other assets consist of the following (in thousands):

	Year Ended July 31,
	2012	2011
Debt issuance costs	$14,468	$10,048
Investments in debt and equity securities	29,336	30,436
Other	3,986	4,359

	$47,790	$44,843

7.     INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities. All investments are classified as available-for-sale. All long-term debt securities outstanding at July 31, 2012 will contractually mature within 1 to 20 years. Our investments consist of the following (in thousands):

	Year Ended July 31, 2012		Year Ended July 31, 2011
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$19,423	$21,109	$19,433	$20,688
U.S. government agency securities	2,673	2,920	3,539	3,852
Corporate bonds and notes	1,192	1,314	1,802	1,935
Corporate equity securities	3,501	3,993	3,501	3,961

	$26,789	$29,336	$28,275	$30,436

        At July 31, 2012 and 2011, the carrying value of investments included a net unrealized gain of $2.5 million and $2.2 million, respectively, which is included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. The net realized gains totaled $0.2 million in fiscal years 2012 and 2011. There were no material net realized gains or losses during fiscal year 2010. Investments with a carrying value of $7.4 million and $7.5 million were on deposit with various state insurance departments at July 31, 2012 and 2011, respectively, as required by law.

8.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2012	2011
Accounts payable	$133,792	$143,938
Accrued payroll	12,734	12,431
Accrued taxes	14,892	16,681
Accrued and straight-line rent	11,904	9,962
Other	32,207	35,103

	$205,529	$218,115

9.     LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	Year Ended July 31,
	2012	2011
Revolving credit agreement	$369,800	$255,000
Senior secured term loan	80,000	140,454
Capital lease obligations	3,108	—

	$452,908	$395,454

  Amended and Restated Revolving Credit Agreement

        On July 24, 2012, we amended and restated our revolving credit agreement (the "Amended Credit Agreement") with Bank of America, N.A. and certain other lenders. The Amended Credit Agreement totals $665 million, including a new $15 million first-in, last-out facility (the "FILO Facility"), and matures in July 2017. Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables. The rate applied to the appraised liquidation value of eligible inventory was 87.5 percent in the prior agreement. Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million. The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 70 percent for the period of August through September 2012, 80 to 83 percent for the period of October through December 2012, and 67 to 72 percent for the period of January through July 2013.

        Borrowings under the Amended Credit Agreement (excluding the FILO Facility) bear interest at either: (i) LIBOR plus the applicable margin (ranging from 175 to 225 basis points) or (ii) the base rate (as defined in the Amended Credit Agreement) plus the applicable margin (ranging from 75 to 125 basis points). Borrowings under the FILO Facility bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate plus the applicable margin (ranging from 250 to 300 basis points). We are also required to pay a quarterly unused commitment fee of 37.5 basis points based on the preceding quarter's unused commitment. The unused commitment fee was 50 basis points in the prior agreement.

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $149 million as of July 31, 2012, which exceeded the excess availability requirement by $98 million. The fixed charge coverage ratio was 1.56 as of July 31, 2012. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales. As of July 31, 2012, we were in compliance with all covenants.

        We incurred debt issuance costs associated with the revolving credit agreement totaling $12.1 million, which consists of $5.6 million of costs related to the Amended Credit Agreement and $6.5 million of unamortized costs associated with the prior agreement. The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and will be amortized to interest expense on a straight-line basis over the five-year life of the agreement.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The additional availability obtained under the Amended Credit Agreement (see below) was utilized to prepay $60.5 million of the prior term loan. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of July 31, 2012, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The improved minimum liquidity requirement under the

Amended Term Loan increased borrowing availability under the Amended Credit Agreement by approximately $50 million as of July 31, 2012. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

        Borrowings under the Amended Term Loan bear interest of 11 percent payable on a quarterly basis. The interest rate under the prior term loan was 15 percent. We may repay all or any portion of the Amended Term Loan with the following penalty prior to maturity: (i) the present value of the required interest payments that would have been made if the prepayment had not occurred during the first year; (ii) 4 percent during the second year; (iii) 3 percent during the third year; (iv) 2 percent during the fourth year and (v) no penalty in the fifth year. The Amended Credit Agreement restricts our ability to prepay the Amended Term Loan prior to January 15, 2013 and, subsequent to this date, if the fixed charge coverage ratio is not equal to or greater than 1.0 after giving effect to the prepayment.

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. The Amended Term Loan does not contain any of the store contribution covenants that were included in the prior term loan. As of July 31, 2012, we were in compliance with all covenants.

        We incurred costs associated with the Amended Term Loan totaling $4.4 million, of which approximately $2 million was recorded in interest expense during the fourth quarter of fiscal year 2012. The remaining $2.4 million consists of debt issuance costs included in other assets in the accompanying balance sheet and are amortized to interest expense on a straight-line basis over the five-year life of the agreement. We also incurred a $3.0 million prepayment premium related to the $60.5 million prepayment on the prior term loan. The $3.0 million prepayment premium was recorded in interest expense during the fourth quarter of fiscal year 2012.

        In fiscal year 2011, we recorded a charge to interest expense totaling $45.8 million as a result of an amendment to the prior term loan on September 24, 2010. In accordance with ASC 470-50, Debt–Modifications and Extinguishments, the amendment was considered a significant modification which required us to account for the prior term loan and related unamortized costs as an extinguishment and record the loan at fair value. The charge consisted of $20.3 million related to the unamortized discount associated with the warrants (see below) issued in connection with the prior term loan, a $12.5 million amendment fee, $10.3 million related to unamortized debt issue costs and $2.7 million related to a prepayment premium and other costs.

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire seven years after issuance, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the

Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

        The fair value of the Warrants totaled $21.3 million as of the date of issuance and was recorded as a long-term liability, with a corresponding discount to the carrying value of the prior term loan. On July 23, 2010, the stockholders approved the shares of common stock to be issued upon exercise of the B-Warrants. The long-term liability associated with the Warrants was marked-to-market as of the date of the stockholder approval resulting in an $8.3 million gain during the fourth quarter of fiscal year 2010. The remaining amount of $13.0 million was reclassified to stockholders' investment and is included in additional paid-in capital in the accompanying consolidated balance sheet. As indicated above, the remaining unamortized discount totaling $20.3 million associated with the Warrants was charged to interest expense as a result of an amendment to the prior term loan on September 24, 2010.

  Capital Lease Obligations

        In fiscal year 2012, we entered into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a four-year life. The amount capitalized during the year ended July 31, 2012 totaled $3.6 million; such amount is a non-cash item and therefore excluded from the consolidated statement of cash flows.

        Interest paid under the revolving credit agreement during fiscal years 2012, 2011 and 2010 was $14.3 million, $10.4 million and $7.4 million, respectively. Interest paid under the term loan during fiscal years 2012, 2011 and 2010 was $20.8 million, $21.7 million and $3.4 million, respectively.

10.   OTHER LIABILITIES

        Other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2012	2011
Long-term straight-line rent	$27,110	$31,299
Credit insurance reserves	5,527	6,162

	$32,637	$37,461

11.   OTHER CHARGES

        Other charges consist of the following (in thousands):

	Year Ended July 31,
	2012	2011	2010
Store impairments	$1,751	$6,762	$29,944
Store closure charges	222	285	3,426

	$1,973	$7,047	$33,370

        During fiscal years 2012, 2011 and 2010, we recorded charges related to the impairment of long-lived assets of underperforming stores in Fine Jewelry totaling $1.8 million, $6.8 million and $29.9 million, respectively. The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets. The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model. If actual results are not consistent with our cash flow projections, we may be required to record additional impairments. If operating earnings over the remaining lease term for each store included in our impairment test as of July 31, 2012 were to decline by 20 percent, we would be required to record additional impairments of $0.3 million. If operating earnings were to decline by 40 percent, the additional impairments required would increase to $0.7 million.

        We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry. The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement. If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. While we believe we have made reasonable estimates and assumptions to record these charges, it is possible a material change could occur and we may be required to record additional charges. During fiscal years 2012, 2011 and 2010, we recorded charges related to the store closures totaling $0.2 million, $0.3 million and $3.4 million, respectively. As of July 31, 2012, the remaining lease reserve associated with the store closures totaled $0.2 million.

12.   LEASES

        We rent substantially all of our retail space under operating leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from three to five years. We also lease certain vehicles under capital leases for a term of four years. Our store support center lease expires in 2018 and our Canadian distribution center lease expires in 2014. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of levels contained in the respective leases. All existing real estate leases are operating leases. Rent expense from continuing operations is included in SG&A and is as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Retail space:
Minimum rentals	$184,239	$188,766	$189,655
Rentals based on sales	5,721	2,796	2,154

	189,960	191,562	191,809
Corporate headquarters	3,931	3,837	3,729

	$193,891	$195,399	$195,538

        Future minimum lease payments as of July 31, 2012, for all non-cancelable leases were as follows (in thousands):

Year Ended	Capital Leases	Operating Leases
2013	$984	$164,429
2014	984	135,116
2015	984	105,455
2016	373	79,803
2017	—	57,617
Thereafter	—	81,207

	$3,325	$623,627

Less imputed interest	(217)

Capital lease obligation	$3,108

13.   INCOME TAXES

        Currently, we file a consolidated U.S. federal income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Federal income tax benefit at statutory rate	$(8,936)	$(38,750)	$(43,589)
State income taxes, net of federal benefit	(2,767)	(4,250)	(11,581)
Tax on repatriation of foreign earnings	5,950	14,099	12,677
Foreign rate changes(a)	225	(1,274)	(1,925)
Expiration of net operating loss carryforwards	—	—	(2,675)
Change in valuation allowance	2,285	44,406	24,288
Depreciation and amortization adjustment(b)	—	(8,512)	—
Other	4,608	(4,162)	(5,945)

Income tax expense (benefit)	$1,365	$1,557	$(28,750)

Effective income tax rate	(5.3)%	(1.4)%	23.1%

(a)
For the past three years, Canada has reduced both its federal statutory and provincial tax rates. In fiscal year 2012, Puerto Rico reduced its federal statutory tax rate.

(b)
The $8.5 million adjustment in fiscal year 2011 was fully offset with a valuation allowance, resulting in no impact to the consolidated statement of operations.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2012	2011	2010
Current income tax benefit:
Federal	$349	$(9,628)	$(32,826)
Foreign	664	5,003	4,145
State	(1,206)	910	296

Total current income tax benefit	(193)	(3,715)	(28,385)

Deferred income tax expense (benefit):
Federal	(166)	5,114	1,104
Foreign	1,675	159	(1,504)
State	49	(1)	35

Total deferred income tax expense (benefit)	1,558	5,272	(365)

	$1,365	$1,557	$(28,750)

        Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2012 and 2011, respectively, are as follows (in thousands):

	Year Ended July 31,
	2012	2011
Current deferred taxes:
Assets
Accrued liabilities	$34,216	$35,867
Inventory reserves	7,083	6,539
Other	203	31

	41,502	42,437
Valuation allowances	(12,793)	(16,792)

Current deferred tax assets, net	28,709	25,645

Liabilities
Merchandise inventories, principally due to LIFO reserve	(119,256)	(114,066)
Other	(1,965)	(4,300)

Current deferred tax liabilities, net	$(92,512)	$(92,721)

Non-current deferred taxes:
Assets
Net operating loss carryforward	$120,277	$119,563
Property and equipment	9,326	4,130
Stock-based compensation	7,160	5,360
Accrued liabilities	50,299	53,699
Investments in subsidiaries	14,361	11,365
Other	5,783	6,451

	207,206	200,568
Valuation allowances	(86,202)	(79,756)

Non-current deferred tax assets, net	121,004	120,812

Liabilities
State and local taxes	(1,328)	(1,523)
Undistributed earnings	(13,973)	(11,609)
Goodwill	(13,941)	(14,070)
Other	(560)	(643)

Non-current deferred tax assets, net	$91,202	$92,967

        We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. As of July 31, 2012 and 2011, cumulative losses were incurred over the applicable three-year period.

        Our valuation allowances totaled $99.0 million and $96.5 million as of July 31, 2012 and 2011, respectively. The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future. The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

        Deferred tax assets, net of valuation allowances, were $149.7 million and $146.5 million at July 31, 2012 and 2011, respectively. Deferred tax liabilities were $151.0 million and $146.2 million at July 31, 2012 and 2011, respectively.

        Deferred tax assets associated with net operating loss carryforwards totaled $120.3 million and $119.6 million as of July 31, 2012 and 2011, respectively. Deferred tax assets associated with foreign tax credits totaled $12.6 million and $10.2 million as of July 31, 2012 and 2011, respectively. The net operating loss carryforwards, including foreign tax credits, expire from fiscal year 2013 to fiscal year 2032.

        In fiscal year 2011 and 2010, we recorded income tax benefits totaling $4.6 million and $33.4 million, respectively, related to tax refunds associated with net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the "Business Assistance Act"). The Business Assistance Act was enacted in November 2009 and includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

        Income tax refunds, net of taxes paid, during fiscal years 2012, 2011 and 2010 totaled $0.8 million, $1.0 million and $30.0 million, respectively.

  Uncertain Tax Positions

        We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

        The total amount of unrecognized tax benefits as of July 31, 2012 was $3.6 million, of which $2.4 million would favorably impact the effective tax rate if resolved in our favor. Over the next twelve months, management does not anticipate that the amount of unrecognized tax benefits will be materially reduced due to our tax position being sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

        A reconciliation of the fiscal year 2012 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2011	$4,858
Additions based on tax positions related to fiscal 2012	328
Additions based on tax positions related to prior years	276
Settlements with tax authorities	(340)
Expiration of statute of limitations	(1,491)

Balance at July 31, 2012	$3,631

        We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. We had $1.9 million of interest and penalties accrued at July 31, 2012 and $2.6 million of interest and penalties accrued at July 31, 2011 and 2010. There was no material interest expense in fiscal years 2012, 2011 and 2010.

14.   STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, restricted stock units and performance-based restricted stock units under the 2011 Omnibus Incentive Plan (2011 Incentive Plan). The 2011 Incentive Plan replaced the Zale Corporation 2003 Stock Incentive Plan and the Non-Employee Director Equity Compensation Plan. We are authorized to issue up to 4.0 million shares of our common stock for stock options and restricted stock to employees and non-employee directors under the Plans. Stock options and restricted share awards are issued from treasury stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $2.7 million, $2.2 million and $3.9 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $1.0 million, $0.1 million and $1.4 million during fiscal years 2012, 2011 and 2010, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to or greater than the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period. As of July 31, 2012, there was $2.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 2.6 years.

        Stock option transactions during fiscal year 2012 are summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,980,132	$13.07
Granted	950,000	3.63
Exercised	(15,000)	2.20
Forfeited	(99,025)	3.87
Expired	(191,200)	24.11

Outstanding, end of year	3,624,907	$10.31	6.84	$1,034,861

Options exercisable, end of year	1,793,982	$17.08	5.15	$389,439

        The total intrinsic value of stock options exercised during fiscal year 2012 was not material. For the year ended July 31, 2011, the total intrinsic value of stock options exercised was $0.1 million. No stock options were exercised in fiscal year 2010. The weighted-average fair values of option grants were $2.51, $1.38 and $2.51 during fiscal years 2012, 2011 and 2010, respectively. The fair value of stock options that vested during fiscal years 2012, 2011 and 2010 was $1.6 million, $2.0 million and $1.0 million, respectively.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	101.4%	93.5%	84.5%
Risk-free interest rate	0.7%	1.0%	2.3%
Expected lives in years	4.0	4.0	5.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on a U.S. Treasury yield that has a life which approximates the expected life of the option.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal year 2007 generally vested on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees between fiscal year 2007 and fiscal year 2011 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal year 2011 vest ratably over a three-year vesting period. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date or, if earlier, the date of the next annual stockholder meeting and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our closing stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. There were 297,500 performance-based restricted stock units outstanding as of July 31, 2012. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received. As of July 31, 2012, there was $3.6 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.5 years.

        Restricted share award transactions during fiscal year 2012 are summarized as follows:

	Number of Restricted Share Awards	Weighted-Average Fair Value Per Award
Restricted share awards, beginning of year	204,850	$7.72
Granted(a)	1,340,247	3.34
Vested	(64,050)	17.56
Forfeited	(7,550)	11.34

Restricted share awards, end of year	1,473,497	$3.29

(a)
In September 2011 and July 2012, we issued 368,000 shares and 800,000 shares, respectively, to employees as part of our fiscal year 2012 and 2013 annual equity compensation program. The remaining 172,247 shares were issued throughout fiscal year 2012 primarily related to new senior management.

15.   COMPREHENSIVE LOSS

        Comprehensive loss represents the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative Translation Adjustment	Unrealized Gain on Securities	Total Accumulated Other Comprehensive Income
Balance at July 31, 2009	$36,924	$383	$37,307
Cumulative translation adjustment	10,110	—	10,110
Unrealized gain on securities	—	1,026	1,026
Reclassification to earnings	—	(3)	(3)

Balance at July 31, 2010	47,034	1,406	48,440
Cumulative translation adjustment	14,190	—	14,190
Unrealized gain on securities	—	924	924
Reclassification to earnings	—	(169)	(169)

Balance at July 31, 2011	61,224	2,161	63,385
Cumulative translation adjustment	(9,668)	—	(9,668)
Unrealized gain on securities	—	628	628
Reclassification to earnings	—	(242)	(242)

Balance at July 31, 2012	$51,556	$2,547	$54,103

16.   DISPOSITION OF BAILEY BANKS & BIDDLE

        In connection with the sale of the Bailey, Banks & Biddle brand in November 2007, we assigned the applicable store operating leases to the buyer, Finlay Fine Jewelry Corporation ("Finlay"). As a condition of this assignment, we remained contingently liable for the leases for the remainder of the respective lease terms, which generally ranged from fiscal year 2009 through fiscal year 2017. On August 5, 2009, Finlay filed for Chapter 11 bankruptcy protection and subsequently decided to liquidate. We recorded charges related to the leases totaling $0.4 million and $0.9 million in discontinued operations for the years ended July 31, 2012 and 2011, respectively, and a gain of $2.1 million for fiscal year 2010. In fiscal year 2011, we also received a $0.6 million distribution from the Finlay bankruptcy. As of July 31, 2012, the lease reserve related to the one remaining lease totaled $0.7 million. There is no tax impact associated with discontinued operations due to the uncertainty of our ability to utilize net operating loss carryforwards in the future.

17.   SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other. All corresponding items of segment information in prior periods have been presented consistently.

        Fine Jewelry consists of five principal brands, Zales Jewelers®, Zales Outlet®, Gordon's Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented guest as our core guest target. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point guest. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card guests. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate facilities costs and depreciation and amortization.

        Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Year Ended July 31,
Selected Financial Data by Segment	2012	2011	2010
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,617,684	$1,493,294	$1,379,695
Kiosk	238,692	239,231	226,187
All Other	10,502	10,038	10,423

Total revenues	$1,866,878	$1,742,563	$1,616,305

Depreciation and amortization:
Fine Jewelry	$23,924	$28,009	$35,558
Kiosk	3,153	3,361	4,120
All Other	—	—	—
Unallocated	10,810	9,956	10,327

Total depreciation and amortization	$37,887	$41,326	$50,005

Operating earnings (loss):
Fine Jewelry(b)	$31,464	$(15,875)	$(83,630)
Kiosk(c)	14,850	15,270	13,133
All Other	5,091	5,184	3,543
Unallocated(d)	(32,287)	(32,445)	(48,493)

Total operating earnings (loss)	$19,118	$(27,866)	$(115,447)

Assets(e):
Fine Jewelry(f)	$821,427	$807,771	$820,353
Kiosk	85,828	85,999	85,631
All Other	38,110	40,406	33,643
Unallocated	225,673	254,582	231,651

Total assets	$1,171,038	$1,188,758	$1,171,278

Capital expenditures:
Fine Jewelry	$10,118	$8,818	$9,945
Kiosk	—	—	—
All Other	—	—	—
Unallocated	9,657	6,497	4,705

Total capital expenditures	$19,775	$15,315	$14,650

(a)
Includes $313.0 million, $298.1 million and $260.7 million in fiscal years 2012, 2011 and 2010, respectively, related to foreign operations. In addition, fiscal year 2012 includes a $34.9 million adjustment as a result of a change in the revenue recognition related to lifetime warranties.

(b)
Includes $2.0 million, $7.0 million and $32.3 million in fiscal years 2012, 2011 and 2010, respectively, related to charges associated with store closures and store impairments. In addition, fiscal year 2012 includes $34.9 million of additional earnings as a result of a change in the revenue recognition related to lifetime warranties.

(c)
Includes $1.1 million in fiscal year 2010 related to charges associated with store impairments.

(d)
Includes credits of $58.9 million, $50.8 million and $55.5 million in fiscal years 2012, 2011 and 2010, respectively, to offset internal carrying costs charged to the segments.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $31.3 million, $33.4 million and $35.4 million of fixed assets in fiscal years 2012, 2011 and 2010, respectively, related to foreign operations.

18.   CONTINGENCIES

        In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas. On August 9, 2010, the two lawsuits were consolidated into one lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The lawsuit requests unspecified damages and costs. On August 1, 2011, the Court dismissed the lawsuit with prejudice. The plaintiffs have appealed the decision. We intend to vigorously defend the dismissal. The Company is unable to predict the outcome of the lawsuit and therefore cannot estimate the amount or range of reasonably possible loss, if any, that the Company may incur in connection with this matter.

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

19.   DEFERRED REVENUE

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20 requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties. The change in estimate increased revenues by $34.9 million and improved our net loss by $32.4 million during fiscal year 2012. As a result, basic and diluted net loss per share improved by $1.00 per share during fiscal year 2012.

        Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. We also offer our Fine Jewelry guests a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry guests a one-year warranty that covers breakage. The revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over their respective contract terms.

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2012	2011
Deferred revenue, beginning of period	$232,180	$218,882
Warranties sold(a)	123,121	110,137
Revenue recognized	(146,785)	(96,839)

Deferred revenue, end of period	$208,516	$232,180

(a)
Warranty sales for the year ended July 31, 2012 include approximately $1.9 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. Warranty sales for the year ended July 31, 2011 include approximately $2.9 million related to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

20.   RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "U.S. Plan") and the Zale Corporation Puerto Rico Employees Savings and Investment Plan (the "PR Plan", collectively the "Plans"). The Plans are defined contribution plans covering substantially all employees of the Company who have completed one year of service (at least 1,000 hours) and are age 21 or older. Participants in the Plans can contribute from one percent to 60 percent (30 percent for highly-compensated employees) of their annual salary subject to Internal Revenue Service ("IRS") and Puerto Rico Internal Revenue Code ("PR Code") limitations. Upon satisfying all eligibility requirements, employees who have not otherwise elected will be automatically enrolled in their respective plan at a contribution rate of four percent for participants in the U.S. Plan (three percent prior to November 1, 2011) or two percent for participants in the PR Plan. We generally match $0.50 in cash for every dollar a participant of either plan contributes to the plan up to four percent of annual compensation subject to IRS and PR Code limitations. Matching contributions are generally made on an annual basis, and employees must be employed with us on the last day of the plan year to receive our matching contributions. Employees who began contributing to the plans prior to calendar year 2009 vest in our matched contributions immediately. Employees who began contributing to the plans after calendar year 2008 must complete two years of service prior to vesting in matched contributions. Effective February 27, 2009, we suspended matching contributions until business conditions support the reinstatement of the matching contributions.

21.   QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results of continuing operations for the fiscal years ended July 31, 2012 and 2011 were as follows (in thousands, except per share data):

	Fiscal Year 2012 For the Three Months Ended
	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
Revenues(a)	$406,963	$445,170	$663,762	$350,983
Gross margin	209,885	228,193	335,512	187,674
(Loss) earnings from continuing operations(b)	(19,665)	(4,440)	28,930	(31,720)
(Loss) earnings per diluted share from continuing operations	(0.61)	(0.14)	0.78	(0.99)

	Fiscal Year 2011 For the Three Months Ended
	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010
Revenues	$377,267	$411,843	$626,416	$327,037
Gross margin	193,475	206,419	315,108	165,093
(Loss) earnings from continuing operations(c)	(32,703)	(9,928)	27,742	(97,153)
(Loss) earnings per diluted share from continuing operations	(1.02)	(0.31)	0.74	(3.03)

(a)
Revenues for the quarters ended July 31, 2012, April 30, 2012, January 31, 2012 and October 31, 2011 include adjustments totaling $7.6 million, $8.5 million, $12.5 million and $6.3 million, respectively, related to the change in the revenue recognition associated with lifetime warranties.

(b)
The loss from continuing operations for the fourth quarter includes a $0.8 million charge related to cost associated with store impairments, costs incurred related to the debt refinancing transactions totaling $5.0 million. The loss from continuing operations for the third quarter includes a gain totaling $0.4 million related to the reduction of the store closure obligation. The earnings from continuing operations for the second quarter includes cost associated with store impairments of $1.0 million and a $0.1 million charge related to costs associated with store closures. The loss from continuing operations for the first quarter includes a $0.5 million charge related to store closures. (Loss) earnings from continuing operations for the quarters ended July 31, 2012, April 30, 2012, January 31, 2012 and October 31, 2011 include adjustments totaling $6.6 million, $8.1 million, $11.8 million and $5.9 million, respectively, related to the impact of the change in revenue recognition associated with lifetime warranties.

(c)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 3rd day of October, 2012.

ZALE CORPORATION
/S/ THOMAS A. HAUBENSTRICKER THOMAS A. HAUBENSTRICKER Chief Financial Officer

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

Signature	Title	Date

/s/ THEO KILLION Theo Killion	Chief Executive Officer (principal executive officer of the registrant), Director	October 3, 2012
/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker	Chief Financial Officer (principal financial officer of the registrant)	October 3, 2012
/s/ MATTHEW W. APPEL Matthew W. Appel	Chief Administrative Officer	October 3, 2012
/s/ JAMES E. SULLIVAN James E. Sullivan	Controller and Chief Accounting Officer (principal accounting officer of the registrant)	October 3, 2012
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Chairman of the Board	October 3, 2012
/s/ YUVAL BRAVERMAN Yuval Braverman	Director	October 3, 2012

Signature	Title	Date

/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	October 3, 2012
/s/ NEALE ATTENBOROUGH Neale Attenborough	Director	October 3, 2012
/s/ JOSHUA OLSHANSKY Joshua Olshansky	Director	October 3, 2012
/s/ DAVID F. DYER David F. Dyer	Director	October 3, 2012
/s/ BETH M. PRITCHARD Beth M. Pritchard	Director	October 3, 2012

Exhibit Number	Description of Exhibit
4.4	Amended and Restated Intercreditor Agreement
10.5b	Form of Stock Option Award Agreement
10.5c	Form of Time-Vesting Restricted Stock Unit Award Agreement
10.5d	Form of Performance-Based Restricted Stock Unit Award Agreement
10.14	Base Salaries and Target Bonus for the Named Executive Officers for Fiscal Year 2012
14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Chief Administrative Officer
32.3	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.