Form 10-Q
period 2012-10-31
ZALE CORP
filed 2012-12-07
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Zale Corporation has submitted electronically and posted on the Company’s website all Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).

Zale Corporation is an accelerated filer.

Zale Corporation is not a shell company.

As of December 4, 2012, 32,361,396 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Revenues	$357,468	$350,983
Cost of sales	167,133	163,309
Gross margin	190,335	187,674

Selling, general and administrative	206,239	199,775
Depreciation and amortization	8,872	9,888
Other (gains) charges	(1,773)	498
Operating loss	(23,003)	(22,487)
Interest expense	5,842	9,930
Loss before income taxes	(28,845)	(32,417)
Income tax benefit	(580)	(697)
Loss from continuing operations	(28,265)	(31,720)
Loss from discontinued operations, net of taxes	—	(154)
Net loss	$(28,265)	$(31,874)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.88)	$(0.99)
Loss from discontinued operations	—	—
Net loss per share	$(0.88)	$(0.99)

Weighted-average number of common shares outstanding:
Basic	32,298	32,162
Diluted	32,298	32,162

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Net loss	$(28,265)	$(31,874)
Foreign currency translation adjustment	514	(8,269)
Unrealized (loss) gain on securities, net	(55)	154
Comprehensive loss	$(27,806)	$(39,989)

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2012	July 31, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$14,572	$24,603	$30,126
Merchandise inventories	908,415	741,788	856,891
Other current assets	49,897	42,987	52,738
Total current assets	972,884	809,378	939,755

Property and equipment	698,367	696,485	701,297
Less accumulated depreciation and amortization	(577,634)	(574,361)	(567,045)
Net property and equipment	120,733	122,124	134,252

Goodwill	100,731	100,544	100,992
Other assets	47,843	47,790	47,396
Deferred tax asset	91,189	91,202	93,388
Total assets	$1,333,380	$1,171,038	$1,315,783

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$332,786	$205,529	$300,437
Deferred revenue	83,339	85,714	82,540
Deferred tax liability	92,528	92,512	92,956
Total current liabilities	508,653	383,755	475,933

Long-term debt	524,167	452,908	493,954
Deferred revenue – long-term	115,900	122,802	137,541
Other liabilities	32,696	32,637	34,840

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	160,012	162,711	162,139
Accumulated other comprehensive income	54,562	54,103	55,270
Accumulated earnings	396,129	424,394	419,830
	611,191	641,696	637,727
Treasury stock	(459,227)	(462,760)	(464,212)
Total stockholders’ investment	151,964	178,936	173,515
Total liabilities and stockholders’ investment	$1,333,380	$1,171,038	$1,315,783

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(28,265)	$(31,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	726	921
Depreciation and amortization	8,872	9,888
Deferred taxes	25	(188)
Loss on disposition of property and equipment	277	384
Stock-based compensation	1,060	677
Loss from discontinued operations	—	154
Changes in operating assets and liabilities:
Merchandise inventories	(166,704)	(141,836)
Other current assets	(7,208)	(3,116)
Other assets	532	(134)
Accounts payable and accrued liabilities	127,611	82,792
Deferred revenue	(9,375)	(10,402)
Other liabilities	49	(2,485)
Net cash used in operating activities	(72,400)	(95,219)

Cash Flows From Investing Activities:
Payments for property and equipment	(7,102)	(4,299)
Purchase of available-for-sale investments	(1,674)	(3,279)
Proceeds from sales of available-for-sale investments	311	98
Net cash used in investing activities	(8,465)	(7,480)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,437,700	1,040,900
Payments on revolving credit agreement	(1,366,800)	(942,400)
Proceeds from exercise of stock options	35	—
Payments on capital lease obligations	(237)	—
Net cash provided by financing activities	70,698	98,500

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(383)

Effect of exchange rate changes on cash	136	(417)

Net change in cash and cash equivalents	(10,031)	(4,999)
Cash and cash equivalents at beginning of period	24,603	35,125
Cash and cash equivalents at end of period	$14,572	$30,126

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At October 31, 2012, we operated 1,117 specialty retail jewelry stores and 652 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented consumer as our core guest target.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of guests.  Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, Canada’s largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.

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

We also maintain a presence in the retail market through our ecommerce sites www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com, www.peoplesjewellers.com and www.pagoda.com.

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 filed with Securities and Exchange Commission on October 3, 2012.

2.              FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  In determining fair value, Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values.  These tiers include:

Level 1 –	Quoted prices for identical instruments in active markets;
Level 2 –

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level 3 –	Instruments whose significant inputs are unobservable.

Assets that are Measured at Fair Value on a Recurring Basis

The following tables include our assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of October 31, 2012
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$22,623	$—	$—
U.S. government agency securities	—	2,875	—
Corporate bonds and notes	—	1,018	—
Corporate equity securities	4,133	—	—
	$26,756	$3,893	$—

	Fair Value as of October 31, 2011
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$24,335	$—	$—
U.S. government agency securities	—	3,830	—
Corporate bonds and notes	—	1,838	—
Corporate equity securities	3,756	—	—
	$28,091	$5,668	$—

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

Assets that are Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to our goodwill and store-level property and equipment.  Potential impairment losses related to these assets are calculated using significant unobservable inputs including the present value of estimated future cash flows using a weighted-average cost of capital, terminal values and updated financial projections, and therefore are classified as a Level 3 measurement in the fair value hierarchy.  There were no impairments related to our goodwill and property and equipment for the three months ended October 31, 2012 and 2011.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of October 31, 2012.  The fair values of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices for identical or similar securities.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at October 31, 2012 will contractually mature within 1 to 20 years.  Our investments consist of the following (in thousands):

	October 31, 2012		October 31, 2011
	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$21,092	$22,623	$22,704	$24,335
U.S. government agency securities	2,657	2,875	3,528	3,830
Corporate bonds and notes	906	1,018	1,710	1,838
Corporate equity securities	3,501	4,133	3,501	3,756
	$28,156	$30,649	$31,443	$33,759

At October 31, 2012 and 2011, the carrying value of investments included a net unrealized gain of $2.5 million and $2.3 million, respectively, which is included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three months ended October 31, 2012 and 2011.

4.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	October 31,
	2012	2011

Revolving credit agreement	$440,700	$353,500
Senior secured term loan	80,000	140,454
Capital lease obligations	3,467	—
	$524,167	$493,954

Amended and Restated Revolving Credit Agreement

On July 24, 2012, we amended and restated our revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and certain other lenders.  The Amended Credit Agreement totals $665 million, including a new $15 million first-in, last-out facility (the “FILO Facility”), and matures in July 2017.  Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables.  Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million.  The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 81 to 83 percent for the period of November through December 2012, 67 to 72 percent for the period of January through September 2013 and 81 percent for October 2013.

Borrowings under the Amended Credit Agreement (excluding the FILO Facility) bear interest at either: (i) LIBOR plus the applicable margin (ranging from 175 to 225 basis points) or (ii) the base rate (as defined in the Amended Credit Agreement) plus the applicable margin (ranging from 75 to 125 basis points).  Borrowings under the FILO Facility bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate plus the applicable margin (ranging from 250 to 300 basis points).  We are also required to pay a quarterly unused commitment fee of 37.5 basis points based on the preceding quarter’s unused commitment.

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $213 million as of October 31, 2012, which exceeded the excess availability requirement by $148 million.  The fixed charge coverage ratio was 1.57 as of October 31, 2012.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of October 31, 2012, we were in compliance with all covenants.

We incurred debt issuance costs associated with the revolving credit agreement totaling $12.1 million, which consisted of $5.6 million of costs related to the Amended Credit Agreement and $6.5 million of unamortized costs associated with the prior agreement.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis over the five-year life of the agreement.

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of October 31, 2012, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of October 31, 2012, we were in compliance with all covenants.

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

Capital Lease Obligations

In fiscal year 2012, we entered into capital leases related to vehicles for our field management.  The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a four-year life.  Assets under capital leases included in property and equipment as of October 31, 2012 totaled $3.4 million (net of accumulated depreciation).

5.              OTHER (GAINS) CHARGES

Other (gains) charges consist of the following (in thousands):

	Three Months Ended
	October 31,
	2012	2011

De Beers settlement	$(1,860)	$—
Store closure charges	87	498
	$(1,773)	$498

Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws.  During the first quarter of fiscal year 2013, we received proceeds totaling $1.9 million as a result of a settlement reached in the lawsuit.

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  During the three months ended October 31, 2012 and 2011, we recorded losses totaling $0.1 million and $0.5 million, respectively, as a result of adjustments to our lease reserves related to store closures.  As of October 31, 2012, the remaining lease reserve associated with the store closures totaled $0.8 million.

6.              LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the Treasury Stock method.  There were antidilutive stock options and restricted share awards totaling 5.0 million and 3.8 million for the three months ended October 31, 2012 and 2011, respectively.  There were antidilutive warrants totaling 11.1 million for both the three months ended October 31, 2012 and 2011.

During the three months ended October 31, 2012 and 2011, we incurred a net loss of $28.3 million and $31.9 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for each of the three month periods presented.

7.             ACCUMULATED COMPREHENSIVE INCOME

The following table gives further detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended
	October 31,
	2012	2011

Beginning of period	$54,103	$63,385
Foreign currency translation adjustment	514	(8,269)
Unrealized (loss) gain on securities, net	(55)	154
End of period	$54,562	$55,270

8.              INCOME TAXES

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets.  A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period.  Such evidence limits our ability to consider other subjective evidence such as our projections for future growth.  As of October 31, 2012 and 2011, cumulative losses were incurred over the applicable three-year period.

Our valuation allowances totaled $111.0 million and $97.6 million as of October 31, 2012 and 2011, respectively.  The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future.  The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

9.              SEGMENTS

We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other (See Note 1).  All corresponding items of segment information in prior periods have been presented consistently.  Management’s expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

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

	Three Months Ended
	October 31,
Selected Financial Data by Segment	2012	2011
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$306,960	$301,790
Kiosk	47,818	46,715
All Other	2,690	2,478
Total revenues	$357,468	$350,983

Depreciation and amortization:
Fine Jewelry	$5,799	$6,181
Kiosk	744	774
All Other	—	—
Unallocated	2,329	2,933
Total depreciation and amortization	$8,872	$9,888

Operating loss:
Fine Jewelry	$(16,702)	$(14,003)
Kiosk	(1,749)	(2,187)
All Other	812	873
Unallocated (b)	(5,364)	(7,170)
Total operating loss	$(23,003)	$(22,487)

(a)	Includes $63.0 million and $61.0 million for the three months ended October 31, 2012 and 2011, respectively, related to foreign operations.

(b)

Includes a gain totaling $1.9 million related to the De Beers settlement received during the three months ended October 31, 2012. Also includes credits of $15.1 million and $14.2 million for the three months ended October 31, 2012 and 2011, respectively, to offset internal carrying costs charged to the segments.

10.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  On August 9, 2010, the two lawsuits were consolidated into one lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  The lawsuit requested unspecified damages and costs.  On August 1, 2011, the Court dismissed the lawsuit with prejudice.  The plaintiffs appealed the decision and on November 30, 2012 the United States Court of Appeals upheld the trial court’s decision and affirmed dismissal of the plaintiff’s case.  Plaintiffs have a limited time to petition for a rehearing or request review by the United States Supreme Court.

On April 21, 2011, the Securities and Exchange Commission concluded its investigation of the Company with respect to the matters underlying the lawsuit described above and did not recommend any enforcement action against the Company.  No penalties or fines were assessed to the Company.

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

11.       DEFERRED REVENUE

We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period.  ASC 605-20, Revenue Recognition-Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists.  Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred.  Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available.  During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period.  The deferred revenue balance as of July 31, 2011 related to lifetime warranties is being recognized prospectively, in proportion to the remaining estimated warranty costs.  The change in estimate related to the pattern of revenue recognition and the life of the warranties is the result of accumulating additional historical evidence over the six-year period that we have been selling the lifetime warranties.

Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis.  We also offer our Fine Jewelry guests a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry guests a one-year warranty that covers breakage.  The revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended
	October 31,
	2012	2011

Deferred revenue, beginning of period	$208,516	$232,180
Warranties sold (a)	24,980	21,126
Revenue recognized	(34,257)	(33,225)
Deferred revenue, end of period	$199,239	$220,081

(a)

Warranty sales for the three months ended October 31, 2012 include approximately $0.1 million related to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. Warranty sales for the three months ended October 31, 2011 include approximately $1.7 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Overview

We are a leading specialty retailer of fine jewelry in North America.  At October 31, 2012, we operated 1,117 fine jewelry stores and 652 kiosk locations primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

Comparable store sales increased by 3.9 percent during the first quarter of fiscal year 2013.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 3.7 percent for the quarter.  Gross margin decreased by 30 basis points to 53.2 percent during the first quarter of fiscal year 2013 due primarily to a change in sales mix to lower margin merchandise.  Net loss for the quarter was $28.3 million, compared to $31.9 million for the same period in the prior year.  The $3.6 million improvement is the result of higher sales and a decrease in interest expense, partially offset by an increase in selling, general and administrative expenses due primarily to higher labor costs.

Net earnings associated with warranties totaled $28.1 million for the three months ended October 31, 2012 compared to $27.9 million for the same period in the prior year.  The increase is primarily the result of improved sales.

Outlook for Fiscal Year 2013

We expect to generate positive net income in fiscal year 2013.  We believe this will be achieved as a result of continued positive comparable store sales (partially offset by closed stores), maintaining gross margin rates consistent with fiscal year 2012, realizing leverage on selling, general and administrative expenses based on top line growth, while making selective investments in the business, and interest expense savings estimated at approximately $17 million as a result of the debt refinancing transactions completed on July 24, 2012.  Total interest expense is expected to be between $23 million and $25 million in fiscal year 2013 compared to $44.6 million in fiscal year 2012, which included $5 million of costs associated with the debt refinancing transactions.  In addition, we expect the effective tax rate to be approximately 15 percent and store closures to be in line with fiscal year 2012.

Comparable Store Sales

Comparable store sales include internet sales and repair sales but exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to guests who purchase merchandise under our proprietary credit programs.  The sales results of new stores are included beginning with their thirteenth full month of operation.  The results of stores that have been relocated, renovated or refurbished are included in the calculation of comparable store sales on the same basis as other stores.  However, stores closed for more than 90 days due to unforeseen events (e.g., hurricanes, etc.) are excluded from the calculation of comparable store sales.

Non-GAAP Financial Measure

We report our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).  However, the non-GAAP performance measure of EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) is presented to enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies.  We use the non-GAAP financial measure to monitor the performance of our business and assist us in explaining underlying trends in the business.

EBITDA is a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net loss or other GAAP measures as an indicator of operating performance.  In addition, EBITDA should not be considered as an alternative to operating earnings (loss) or net earnings (loss) as a measure of operating performance.  Our calculation of EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

The following table reconciles EBITDA to loss from continuing operations as presented in our consolidated statements of operations:

	Three Months Ended
	October 31,
	2012	2011

Loss from continuing operations	$(28,265)	$(31,720)
Depreciation and amortization	8,872	9,888
Interest expense	5,842	9,930
Income tax benefit	(580)	(697)
EBITDA	$(14,131)	$(12,599)

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	October 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of sales	46.8	46.5
Gross margin	53.2	53.5
Selling, general and administrative	57.7	56.9
Depreciation and amortization	2.5	2.8
Other (gains) charges	(0.5)	0.1
Operating loss	(6.4)	(6.4)
Interest expense	1.6	2.8
Loss before income taxes	(8.1)	(9.2)
Income tax benefit	(0.2)	(0.2)
Loss from continuing operations	(7.9)	(9.0)
Loss from discontinued operations, net of taxes	—	(0.1)
Net loss	(7.9)%	(9.1)%

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Revenues.  Revenues for the quarter ended October 31, 2012 were $357.5 million, an increase of 1.8 percent compared to revenues of $351.0 million for the same period in the prior year.  Comparable store sales increased 3.9 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 3.8 percent increase in the average price per unit and a 2.6 percent increase in the number of units sold in our bridal product lines, partially offset by a decrease in the number of units sold in our core fashion product lines.  The increase in revenue was also due to a $0.8 million increase in revenues related to warranties.  The increase was partially offset by a decrease in revenues related to 52 store closures (net of store openings) since October 31, 2011.  In addition, we estimate that superstorm Sandy negatively impacted revenues during the quarter by approximately $1 million.

Fine Jewelry contributed $307.0 million of revenues in the quarter ended October 31, 2012, an increase of 1.7 percent compared to $301.8 million for the same period in the prior year.

Kiosk Jewelry contributed $47.8 million of revenues in the quarter ended October 31, 2012, an increase of 2.4 percent compared to $46.7 million in the same period in the prior year.  The increase in revenues is due to a 4.9 percent increase in the average price per unit, partially offset by a 2.7 percent decrease in the number of units sold.

All Other contributed $2.7 million in revenues in the quarter ended October 31, 2012, an increase of 8.6 percent compared to $2.5 million for the same period in prior year.

During the quarter ended October 31, 2012, we closed seven stores in Fine Jewelry and two locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.  Gross margin was 53.2 percent of revenues for the quarter ended October 31, 2012, compared to 53.5 percent for the same period in the prior year.  The 30 basis point decrease was due primarily to a change in sales mix to lower margin merchandise.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 57.7 percent of revenues for the quarter ended October 31, 2012 compared to 56.9 percent for the same period in the prior year.  SG&A increased by $6.5 million to $206.2 million for the quarter ended October 31, 2012.  The increase is related to a $3.4 million increase in labor costs due primarily to our special events program that began in the second quarter of the prior year and additional training for store personnel, a $1.7 million increase in proprietary credit fees and a $1.2 million increase in healthcare costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarter ended October 31, 2012 and 2011 was 2.5 percent and 2.8 percent, respectively.  The decrease is primarily the result of 52 store closures (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

Other (Gains) Charges.  Other gains for the quarter ended October 31, 2012 includes proceeds totaling $1.9 million related to the De Beers settlement, partially offset by a $0.1 million charge associated with store closures.  Other charges for the quarter ended October 31, 2011 includes a $0.5 million charge associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended October 31, 2012 and 2011 was 1.6 percent and 2.8 percent, respectively.  Interest expense decreased by $4.1 million to $5.8 million for the three months ended October 31, 2012.  The decrease is due primarily to the debt refinancing transactions completed in July 2012 which resulted in an effective interest rate of 3.7 percent for the three months ended October 31, 2012, compared to 7.5 percent for the same period in the prior year.  The decrease was partially offset by an increase in the average borrowings compared to the same period in the prior year.

Income Tax Benefit.  Income tax benefit totaled $0.6 million for the three months ended October 31, 2012, as compared to a $0.7 million income tax benefit for the same period in the prior year.  The income tax benefit for both periods were primarily associated with operating losses related to our Canadian subsidiaries during the respective quarters.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At October 31, 2012, we had borrowing availability under the revolving credit agreement of approximately $213 million.  The average vendor payment terms during the three months ended October 31, 2012 and 2011 were approximately 53 days and 48 days, respectively.  As of October 31, 2012, we had cash and cash equivalents totaling $14.6 million.  We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

Net cash used in operating activities improved from $95.2 million for the three months ended October 31, 2011 to $72.4 million for the three months ended October 31, 2012.  The $22.8 million improvement is primarily the result of the timing of vendor payments and a $4.2 million reduction in cash paid for interest as a result of the debt refinancing transactions completed in July 2012, partially offset by an increase in inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year.  Other important selling periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Inventory owned at October 31, 2012 was $908.4 million, an increase of $51.5 million compared to October 31, 2011.  The increase is primarily the result of additional merchandise purchased as a result of increased sales and higher merchandise cost.

Amended and Restated Revolving Credit Agreement

On July 24, 2012, we amended and restated our revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and certain other lenders.  The Amended Credit Agreement totals $665 million, including a new $15 million first-in, last-out facility (the “FILO Facility”), and matures in July 2017.  Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables.  Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million.  The Amended Credit

Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 81 to 83 percent for the period of November through December 2012, 67 to 72 percent for the period of January through September 2013 and 81 percent for October 2013.

Borrowings under the Amended Credit Agreement (excluding the FILO Facility) bear interest at either: (i) LIBOR plus the applicable margin (ranging from 175 to 225 basis points) or (ii) the base rate (as defined in the Amended Credit Agreement) plus the applicable margin (ranging from 75 to 125 basis points).  Borrowings under the FILO Facility bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate plus the applicable margin (ranging from 250 to 300 basis points).  We are also required to pay a quarterly unused commitment fee of 37.5 basis points based on the preceding quarter’s unused commitment.

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $213 million as of October 31, 2012, which exceeded the excess availability requirement by $148 million.  The fixed charge coverage ratio was 1.57 as of October 31, 2012.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of October 31, 2012, we were in compliance with all covenants.

We incurred debt issuance costs associated with the revolving credit agreement totaling $12.1 million, which consisted of $5.6 million of costs related to the Amended Credit Agreement and $6.5 million of unamortized costs associated with the prior agreement.  The debt issuance costs are included in other assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis over the five-year life of the agreement.

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of October 31, 2012, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of October 31, 2012, we were in compliance with all covenants.

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

Customer Credit Programs

We have a Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards.  The MSA expires in fiscal year 2016 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA and violations of applicable law related to the credit card program.  As of October 31, 2012, we were in compliance with all covenants under the MSA.  We currently expect to exceed the $315 million threshold for the program year ending September 30, 2013.  During both the three months ended October 31, 2012 and 2011, our guests used our private label credit card to pay for approximately 33 percent and 35 percent, respectively, of purchases in the U.S.

We have a Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards.  In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement expires in fiscal year 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  We currently expect to exceed the $50 million threshold for the program year ending June 30, 2013.  During three months ended October 31, 2012 and 2011, our guests used our private label credit card to pay for approximately 19 percent and 21 percent, respectively, of purchases in Canada.

We also enter into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.  During the first quarter of fiscal year 2013, we expanded our alternative credit program by entering into an agreement with Genesis Financial Solutions, Inc. to provide additional financing options to our U.S. guests.

Capital Expenditures

During the three months ended October 31, 2012, we invested $6.1 million to remodel, relocate and refurbish stores in Fine Jewelry and to complete store enhancement projects.  We also invested $1.0 million in infrastructure, primarily related to information technology and the U.S. distribution center.  We anticipate investing between $30 million and $35 million in capital expenditures in fiscal year 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  We did not record a LIFO charge during the three months ended October 31, 2012.  As a result of commodity cost increases in the prior year, we recorded LIFO charges in cost of sales totaling $0.8 million during the three months ended October 31, 2011.  The LIFO inventory reserve included in the consolidated balance sheets as of October 31, 2012 and 2011 totaled $58.3 million and $36.7 million, respectively.

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations.  The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations.  There were no material gains or losses recognized during the periods presented and there were no outstanding foreign currency contracts as of October 31, 2012.

We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations.  During the three months ended October 31, 2012 and 2011, the average Canadian currency rate appreciated by approximately two percent and three percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The appreciation in the Canadian currency rate for the three months ended October 31, 2012 resulted in a $0.9 million increase in reported revenues, offset by an increase in reported cost of sales and selling, general and administrative expenses of $0.9 million.  The appreciation in the Canadian currency rate for the three months ended October 31, 2011 resulted in a $1.8 million increase in reported revenues, offset by an increase in both reported cost of sales and selling, general and administrative expenses of $0.8 million.

Commodity Risk.  Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us.  We address commodity risk principally through retail price point adjustments.

At October 31, 2012, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also are affected by fluctuations in the price of diamonds, gold and other commodities.  A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.  During the last few years, our vendors have experienced significant increases in commodity costs, especially diamond, gold and silver costs.  If significant increases in commodity prices occur in the future, it could result in higher merchandise costs, which could materially impact our earnings.  In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

A substantial portion of our raw materials and finished goods are sourced in countries generally described as having developing economies.  Any instability in these economies could result in an interruption of our supplies, increases in costs, legal challenges and other difficulties.

In August 2012, the SEC issued rules that require companies that manufacture products using certain minerals, including gold, to determine whether those minerals originated in the Democratic Republic of Congo (“DRC”) or adjoining countries.  If the minerals originate in the DRC, or if companies are not able to establish where they originated, extensive disclosure regarding the sources of those minerals, and in some instances an independent audit of the supply chain, is required.  The costs of complying with the new rules are not expected to be material.  The Company will be required to file its first disclosure report by May 31, 2014 for the calendar year ending December 31, 2013.

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

Litigation and claims can adversely impact us.

We are involved in various legal proceedings as part of the normal course of our business.  Where appropriate, we establish reserves based on management’s best estimates of our potential liability in these matters.   While management believes that all current litigation and claims will be resolved without material effect on our financial position or results of operations, as with all litigation it is possible that there will be a significant adverse outcome.

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

ZALE CORPORATION
(Registrant)

Date: December 7, 2012	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Chief Financial Officer
(principal financial officer of the registrant)