Form 10-Q
period 2013-01-31
ZALE CORP
filed 2013-03-08
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

As of March 5, 2013, 32,474,118 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Revenues	$670,752	$663,762	$1,028,220	$1,014,745
Cost of sales	331,101	328,250	498,234	491,558
Gross margin	339,651	335,512	529,986	523,187

Selling, general and administrative	278,847	281,876	485,086	481,650
Depreciation and amortization	8,605	9,293	17,477	19,182
Other charges (gains)	926	1,151	(847)	1,649
Operating earnings	51,273	43,192	28,270	20,706
Interest expense	6,088	10,429	11,930	20,360
Earnings before income taxes	45,185	32,763	16,340	346
Income tax expense	3,977	3,833	3,396	3,138
Earnings (loss) from continuing operations	41,208	28,930	12,944	(2,792)
Loss from discontinued operations, net of taxes	—	(92)	—	(244)
Net earnings (loss)	$41,208	$28,838	$12,944	$(3,036)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.27	$0.90	$0.40	$(0.09)
Loss from discontinued operations	—	(0.01)	—	—
Net earnings (loss) per share	$1.27	$0.89	$0.40	$(0.09)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.02	$0.78	$0.32	$(0.09)
Loss from discontinued operations	—	(0.01)	—	—
Net earnings (loss) per share	$1.02	$0.77	$0.32	$(0.09)

Weighted average number of common shares outstanding:
Basic	32,426	32,192	32,362	32,177
Diluted	40,305	37,238	40,470	32,177

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net earnings (loss)	$41,208	$28,838	$12,944	$(3,036)
Foreign currency translation adjustment	(44)	(1,235)	470	(9,504)
Unrealized gain on securities, net	76	394	21	548
Comprehensive income (loss)	$41,240	$27,997	$13,435	$(11,992)

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2013	July 31, 2012	January 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$18,516	$24,603	$27,078
Merchandise inventories	836,624	741,788	815,424
Other current assets	46,149	42,987	42,191
Total current assets	901,289	809,378	884,693

Property and equipment	694,826	696,485	700,982
Less accumulated depreciation and amortization	(578,266)	(574,361)	(569,279)
Net property and equipment	116,560	122,124	131,703

Goodwill	100,756	100,544	100,520
Other assets	47,545	47,790	46,396
Deferred tax asset	91,146	91,202	93,348
Total assets	$1,257,296	$1,171,038	$1,256,660

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$261,329	$205,529	$276,875
Deferred revenue	86,813	85,714	87,519
Deferred tax liability	93,073	92,512	92,987
Total current liabilities	441,215	383,755	457,381

Long-term debt	473,975	452,908	428,345
Deferred revenue – long-term	115,664	122,802	134,903
Other liabilities	32,537	32,637	33,733

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	158,422	162,711	161,690
Accumulated other comprehensive income	54,594	54,103	54,429
Accumulated earnings	437,338	424,394	448,668
	650,842	641,696	665,275
Treasury stock	(456,937)	(462,760)	(462,977)
Total stockholders’ investment	193,905	178,936	202,298
Total liabilities and stockholders’ investment	$1,257,296	$1,171,038	$1,256,660

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2013	2012

Cash Flows From Operating Activities:
Net earnings (loss)	$12,944	$(3,036)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-cash interest	1,452	1,841
Depreciation and amortization	17,477	19,182
Deferred taxes	614	(118)
Loss on disposition of property and equipment	632	1,202
Impairment of property and equipment	851	1,009
Stock-based compensation	1,742	1,494
Loss from discontinued operations	—	244
Changes in operating assets and liabilities:
Merchandise inventories	(94,676)	(101,075)
Other current assets	(3,449)	7,356
Other assets	23	596
Accounts payable and accrued liabilities	55,870	59,585
Deferred revenue	(6,144)	(8,159)
Other liabilities	(110)	(3,781)
Net cash used in operating activities	(12,774)	(23,660)

Cash Flows From Investing Activities:
Payments for property and equipment	(12,667)	(9,966)
Purchase of available-for-sale investments	(1,674)	(4,551)
Proceeds from sales of available-for-sale investments	465	1,133
Net cash used in investing activities	(13,876)	(13,384)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,738,400	2,263,900
Payments on revolving credit agreement	(2,717,500)	(2,233,900)
Proceeds from exercise of stock options	56	—
Payments on capital lease obligations	(489)	—
Net cash provided by financing activities	20,467	30,000

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(680)

Effect of exchange rate changes on cash	96	(323)

Net change in cash and cash equivalents	(6,087)	(8,047)
Cash and cash equivalents at beginning of period	24,603	35,125
Cash and cash equivalents at end of period	$18,516	$27,078

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At January 31, 2013, we operated 1,103 specialty retail jewelry stores and 643 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, predominantly focused on the value-oriented guest.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of guests.  Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers’® national advertising and brand recognition.  Gordon’s Jewelers® is a value-oriented regional jeweler.  Peoples Jewellers®, Canada’s largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience.  Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.

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

Reclassification.  Certain prior year amounts associated with capital lease obligations have been reclassified in the accompanying consolidated balance sheets to conform to our fiscal year 2013 presentation.

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

Level 3	—	Instruments whose significant inputs are unobservable.

Assets that are Measured at Fair Value on a Recurring Basis

The following tables include our assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,445	$—	$—
U.S. government agency securities	—	2,833	—
Corporate bonds and notes	—	868	—
Corporate equity securities	4,423	—	—
	$26,868	$3,701	$—

	Fair Value as of January 31, 2012
	Level 1	Level 2	Level 3
U.S. Treasury securities	$24,980	$—	$—
U.S. government agency securities	—	3,801	—
Corporate bonds and notes	—	1,721	—
Corporate equity securities	3,882	—	—
	$28,862	$5,522	$—

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

Assets that are Measured at Fair Value on a Nonrecurring Basis

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted average cost of capital of 15.3 percent to 17.5 percent and positive comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy.  For the six months ended January 31, 2013, store-level property and equipment of $1.0 million was written down to their fair value of $0.1 million, resulting in an impairment charge of $0.9 million.  For the six months ended January 31, 2012, store-level property and equipment of $1.3 million was written down to their fair value of $0.3 million, resulting in an impairment charge of $1.0 million.

At the end of the second quarter of fiscal year 2013, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $81.4 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 20 percent and 59 percent, respectively, to be considered for potential impairment.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 15.3 percent to 17.5 percent, respectively, based on a risk-adjusted weighted average cost of capital that reflects current market conditions.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of January 31, 2013.  The fair values of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices for identical or similar securities.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at January 31, 2013 will contractually mature within 1 to 20 years.

Our investments consist of the following (in thousands):

	January 31, 2013		January 31, 2012
	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$21,086	$22,445	$23,067	$24,980
U.S. government agency securities	2,641	2,833	3,511	3,801
Corporate bonds and notes	773	868	1,594	1,721
Corporate equity securities	3,501	4,423	3,501	3,882
	$28,001	$30,569	$31,673	$34,384

At January 31, 2013 and 2012, the carrying value of investments included a net unrealized gain of $2.6 million and $2.7 million, respectively, which is included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and six months ended January 31, 2013 and 2012.

4.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31,
	2013	2012

Revolving credit agreement	$390,700	$285,000
Senior secured term loan	80,000	140,454
Capital lease obligations	3,275	2,891
	$473,975	$428,345

Amended and Restated Revolving Credit Agreement

On July 24, 2012, we amended and restated our revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and certain other lenders.  The Amended Credit Agreement totals $665 million, including a $15 million first-in, last-out facility (the “FILO Facility”), and matures in July 2017.  Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables.  Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million.  The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 67 to 72 percent for the period of February through September 2013, 81 to 83 percent for the period of October through December 2013 and 70 percent for January 2014.

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

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $207 million as of January 31, 2013, which exceeded the excess availability requirement by $147 million.  The fixed charge coverage ratio was 2.03 as of January 31, 2013.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of January 31, 2013, we were in compliance with all covenants.

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

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of January 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

Borrowings under the Amended Term Loan bear interest of 11 percent payable on a quarterly basis.  We may repay all or any portion of the Amended Term Loan with the following penalty prior to maturity: (i) the present value of the required interest payments that would have been made if the prepayment had not occurred during the first year; (ii) 4 percent during the second year; (iii) 3 percent during the third year; (iv) 2 percent during the fourth year and (v) no penalty in the fifth year.  The Amended Credit Agreement restricts our ability to prepay the Amended Term Loan if the fixed charge coverage ratio is not equal to or greater than 1.0 after giving effect to the prepayment.

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of January 31, 2013, we were in compliance with all covenants.

We incurred costs associated with the Amended Term Loan totaling $4.4 million, of which approximately $2 million was recorded in interest expense during the fourth quarter of fiscal year 2012.  The remaining $2.4 million consists of debt issuance costs included in other assets in the accompanying consolidated balance sheet and are amortized to interest expense on a straight-line basis over the five-year life of the agreement.

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

Capital Lease Obligations

In fiscal year 2012, we entered into capital leases related to vehicles for our field management.  The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a four-year life.  Assets under capital leases included in property and equipment as of January 31, 2013 totaled $3.2 million (net of accumulated depreciation).

5.              OTHER CHARGES (GAINS)

Other charges (gains) consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Store impairments	$851	$1,009	$851	$1,009
Store closure adjustments	75	142	162	640
De Beers settlement	—	—	(1,860)	—
	$926	$1,151	$(847)	$1,649

During the second quarter of fiscal years 2013 and 2012, we recorded charges related to the impairment of long-lived assets for underperforming stores in Fine Jewelry totaling $0.9 million and $1.0 million, respectively.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2013 were to decline by 20 percent, we would be required to record additional impairments of approximately $0.2 million.  If operating earnings were to decline by 40 percent, the additional impairments required would increase to approximately $0.5 million.

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  During the six months ended January 31, 2013 and 2012, we recorded losses related to the store closures totaling $0.2 million and $0.6 million, respectively.  As of January 31, 2013, the remaining lease reserve associated with the store closures totaled $0.8 million.

Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws.  During the first quarter of fiscal year 2013, we received proceeds totaling $1.9 million as a result of a settlement reached in the lawsuit.

6.              EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the treasury stock method.

The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Basic weighted average shares	32,426	32,192	32,362	32,177
Effect of potential dilutive securities:
Warrants	6,759	4,767	6,921	—
Stock options and restricted share awards	1,120	279	1,187	—
Diluted weighted average shares	40,305	37,238	40,470	32,177

The calculation of diluted weighted average shares excludes the impact of 1.8 million and 1.3 million antidilutive stock options for the three months ended January 31, 2013 and 2012, respectively, and 1.8 million and 2.2 million antidilutive stock options for the six months ended January 31, 2013 and 2012, respectively.  The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidilutive warrants for the six months ended January 31, 2012.

During the six months ended January 31, 2012, we incurred a net loss of $3.0 million.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the six months ended January 31, 2012.

7.              ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Beginning of period	$54,562	$55,270	$54,103	$63,385
Foreign currency translation adjustment	(44)	(1,235)	470	(9,504)
Unrealized gain on securities, net	76	394	21	548
End of period	$54,594	$54,429	$54,594	$54,429

8.              INCOME TAXES

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets.  A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period.  Such evidence limits our ability to consider other subjective evidence such as our projections for future growth.  As of January 31, 2013 and 2012, cumulative losses were incurred over the applicable three-year period.

Our valuation allowances totaled $92.7 million and $98.7 million as of January 31, 2013 and 2012, respectively.  The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future.  The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
Selected Financial Data by Segment	2013	2012	2013	2012
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$590,309	$583,799	$897,269	$885,589
Kiosk	77,905	77,497	125,723	124,212
All Other	2,538	2,466	5,228	4,944
Total revenues	$670,752	$663,762	$1,028,220	$1,014,745

Depreciation and amortization:
Fine Jewelry	$5,664	$5,880	$11,464	$12,061
Kiosk	692	806	1,436	1,581
All Other	—	—	—	—
Unallocated	2,249	2,607	4,577	5,540
Total depreciation and amortization	$8,605	$9,293	$17,477	$19,182

Operating earnings:
Fine Jewelry (b)	$47,712	$40,624	$31,010	$26,620
Kiosk	10,513	9,846	8,764	7,660
All Other	1,094	1,348	1,906	2,221
Unallocated (c)	(8,046)	(8,626)	(13,410)	(15,795)
Total operating earnings	$51,273	$43,192	$28,270	$20,706

(a)

Includes $120.4 million and $117.9 million for the three months ended January 31, 2013 and 2012, respectively, and $183.4 million and $179.0 million for the six months ended January 31, 2013 and 2012, respectively, related to foreign operations.

(b)

Includes $0.9 million and $1.2 million for the three months ended January 31, 2013 and 2012, respectively, and $1.0 million and $1.6 million for the six months ended January 31, 2013 and 2012, respectively, related to lease charges for store closures and store impairments.

(c)

Includes credits of $16.9 million and $15.7 million for the three months ended January 31, 2013 and 2012, respectively, and $32.0 million and $29.9 million for the six months ended January 31, 2013 and 2012, respectively, to offset internal carrying costs charged to the segments. Also includes a gain totaling $1.9 million related to the De Beers settlement received during the six months ended January 31, 2013.

10.       CONTINGENCIES

In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas.  On August 9, 2010, the two lawsuits were consolidated into one lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009.  The lawsuit requested unspecified damages and costs.  On August 1, 2011, the Court dismissed the lawsuit with prejudice.  The plaintiffs appealed the decision and on November 30, 2012 the United States Court of Appeals upheld the trial court’s decision and affirmed dismissal of the plaintiff’s case.  The plaintiffs did not appeal this ruling and the matter was therefore dismissed with prejudice.

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

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Deferred revenue, beginning of period	$199,239	$220,081	$208,516	$232,180
Warranties sold (a)	44,569	43,006	69,549	64,236
Revenue recognized	(41,331)	(40,665)	(75,588)	(73,994)
Deferred revenue, end of period	$202,477	$222,422	$202,477	$222,422

(a)         The change in the Canadian currency rate did not have a significant impact on the beginning of the period deferred revenue balance for the three and six months ended January 31, 2013.  Warranty sales for the three and six months ended January 31, 2012 include approximately $0.2 million and $1.9 million, respectively, related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At January 31, 2013, we operated 1,103 fine jewelry stores and 643 kiosk locations primarily in shopping malls throughout the United States, Canada and Puerto Rico.

We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other.  Fine Jewelry is comprised of five brands, Zales Jewelers®, Zales Outlet®, Gordon’s Jewelers®, Peoples Jewellers® and Mappins Jewellers®, and is predominantly focused on the value-oriented guest.  Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products.  These five brands have been aggregated into one reportable segment.  Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point guest.  Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends.  All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card guests.

Comparable store sales increased by 2.8 percent during the second quarter of fiscal year 2013.  At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 2.2 percent for the quarter.  Gross margin increased by 10 basis points to 50.6 percent during the second quarter of fiscal year 2013 compared to the same quarter in the prior year.  The increase is due to a decrease in the cost of merchandise sold, primarily related to a lower last-in, first-out (“LIFO”) inventory charge, partially offset by an increase in inventory reserves.  Net earnings for the quarter were $41.2 million compared to $28.8 million for the same period in the prior year.  The $12.4 million improvement is the result of higher sales, a decrease in selling, general and administrative expenses (“SG&A”) related primarily to lower promotional costs and a decrease in interest expense.

Net earnings associated with warranties totaled $62.3 million for the six months ended January 31, 2013 compared to $61.8 million for the same period in the prior year.  The increase is primarily the result of improved sales.

Outlook for Fiscal Year 2013

We expect to generate positive net earnings in fiscal year 2013.  We believe this will be achieved as a result of positive comparable store sales (partially offset by closed stores), maintaining gross margin rates consistent with fiscal year 2012, realizing leverage on selling, general and administrative expenses based on top line growth while making selective investments in the business and interest expense savings estimated at approximately $17 million as a result of the debt refinancing transactions completed on July 24, 2012.  Total interest expense is expected to be between $23 million and $25 million in fiscal year 2013 compared to $44.6 million in fiscal year 2012, which included $5 million of costs associated with the debt refinancing transactions.  In addition, we expect store closures to be in line with fiscal year 2012.

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

The following table reconciles EBITDA to earnings (loss) from continuing operations as presented in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Earnings (loss) from continuing operations	$41,208	$28,930	$12,944	$(2,792)
Depreciation and amortization	8,605	9,293	17,477	19,182
Interest expense	6,088	10,429	11,930	20,360
Income tax expense	3,977	3,833	3,396	3,138
EBITDA	$59,878	$52,485	$45,747	$39,888

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.4	49.5	48.5	48.4
Gross margin	50.6	50.5	51.5	51.6
Selling, general and administrative	41.6	42.5	47.2	47.5
Depreciation and amortization	1.3	1.4	1.7	1.9
Other charges (gains)	0.1	0.2	(0.1)	0.2
Operating earnings	7.6	6.5	2.7	2.0
Interest expense	0.9	1.6	1.2	2.0
Earnings before income taxes	6.7	4.9	1.6	—
Income tax expense	0.6	0.6	0.3	0.3
Earnings (loss) from continuing operations	6.1	4.4	1.3	(0.3)
Loss from discontinued operations, net of taxes	—	(0.1)	—	—
Net earnings (loss)	6.1%	4.3%	1.3%	(0.3)%

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Revenues.  Revenues for the quarter ended January 31, 2013 were $670.8 million, an increase of 1.1 percent compared to revenues of $663.8 million for the same period in the prior year.  Comparable store sales increased 2.8 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 5.1 percent increase in the average price per unit in our bridal product lines, partially offset by a decrease in the number of units sold in Fine Jewelry’s core fashion product lines.  The increase in revenue was also due to a $0.5 million increase in revenues related to warranties.  The increase was partially offset by a decrease in revenues related to 64 store closures (net of store openings) since January 31, 2012.

Fine Jewelry contributed $590.3 million of revenues in the quarter ended January 31, 2013, an increase of 1.1 percent compared to $583.8 million for the same period in the prior year.

Kiosk Jewelry contributed $77.9 million of revenues in the quarter ended January 31, 2013 compared to $77.5 million in the same period in the prior year.  The increase in revenues is due to a 3.9 percent increase in the average price per unit, partially offset by a 2.8 percent decrease in the number of units sold.

All Other contributed $2.5 million in revenues for the quarters ended January 31, 2013 and 2012.

During the quarter ended January 31, 2013, we closed 14 stores in Fine Jewelry and 10 locations in Kiosk Jewelry.  In addition, we opened one location in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.  Gross margin was 50.6 percent of revenues for the quarter ended January 31, 2013, compared to 50.5 percent for the same period in the prior year.  The 10 basis point improvement was due to a decrease in the cost of merchandise sold, primarily related to a lower LIFO inventory charge, partially offset by an increase in inventory reserves.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 41.6 percent of revenues for the quarter ended January 31, 2013 compared to 42.5 percent for the same period in the prior year.  SG&A decreased by

$3.0 million to $278.8 million for the quarter ended January 31, 2013.  The decrease is related to a $7.4 million decline in promotional costs and a $1.7 million decrease in proprietary credit fees.  The decrease was partially offset by a $5.9 million increase in costs associated primarily with our special events program that began in the second quarter of the prior year and performance-based compensation related to improved earnings.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended January 31, 2013 and 2012 was 1.3 percent and 1.4 percent, respectively.  The decrease is primarily the result of 64 store closures (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

Other Charges (Gains).  Other charges for the quarters ended January 31, 2013 and 2012 consists primarily of a $0.9 million and $1.0 million charge, respectively, related to the impairment of long-lived assets associated with underperforming stores.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended January 31, 2013 and 2012 was 0.9 percent and 1.6 percent, respectively.  Interest expense decreased by $4.3 million to $6.1 million for the three months ended January 31, 2013.  The decrease is due primarily to the debt refinancing transactions completed in July 2012 which resulted in an effective interest rate of 3.7 percent for the three months ended January 31, 2013, compared to 7.2 percent for the same period in the prior year.  The decrease was partially offset by an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $4.0 million for the three months ended January 31, 2013, as compared to $3.8 million for the same period in the prior year.  Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

Six Months Ended January 31, 2013 Compared to Six Months Ended January 31, 2012

Revenues.  Revenues for the six months ended January 31, 2013 were $1,028.2 million, an increase of 1.3 percent compared to revenues of $1,014.7 million for the same period in the prior year.  Comparable store sales increased 3.2 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 4.9 percent increase in the average price per unit in our bridal product lines, partially offset by a decrease in the number of units sold in Fine Jewelry’s core fashion product lines.  The increase in revenue was also due to a $1.3 million increase in revenues related to warranties.  The increase was partially offset by a decrease in revenues related to 64 store closures (net of store openings) since January 31, 2012.

Fine Jewelry contributed $897.3 million of revenues in the six months ended January 31, 2013, an increase of 1.3 percent compared to $885.6 million for the same period in the prior year.

Kiosk Jewelry contributed $125.7 million of revenues in the six months ended January 31, 2013, an increase of 1.2 percent compared to $124.2 million in the same period in the prior year.  The increase in revenues is due to a 4.3 percent increase in the average price per unit, partially offset by a 2.8 percent decrease in the number of units sold.

All Other contributed $5.2 million in revenues for the six months ended January 31, 2013, an increase of 5.7 percent compared to $4.9 million for the same period in the prior year.

During the six months ended January 31, 2013, we closed 21 stores in Fine Jewelry and 12 locations in Kiosk Jewelry.  In addition, we opened one location in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.  Gross margin was 51.5 percent of revenues for the six months ended January 31, 2013, compared to 51.6 percent for the same period in the prior year.  The 10 basis point decrease was due to an increase in inventory reserves, partially offset by a decrease in the cost of merchandise sold primarily related to a lower LIFO inventory charge.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.2 percent of revenues for the six months ended January 31, 2013 compared to 47.5 percent for the same period in the prior year.  SG&A increased by $3.4 million to $485.1 million for the six months ended January 31, 2013.  The increase is related to a $12.0 million increase in costs associated primarily with our special events program that began in the second quarter of the prior year and performance-based compensation related to improved earnings,  partially offset by an $8.3 million decrease in promotional costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2013 and 2012 was 1.7 percent and 1.9 percent, respectively.  The decrease is primarily the result of 64 store closures (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

Other Charges (Gains).  Other gains for the six months ended January 31, 2013 includes proceeds totaling $1.9 million related to the De Beers settlement, partially offset by a $0.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.2 million charge associated with store closures.  Other charges for the six months ended January 31, 2012 includes a $1.0 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.6 million charge associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the six months ended January 31, 2013 and 2012 was 1.2 percent and 2.0 percent, respectively.  Interest expense decreased by $8.4 million to $11.9 million for the six months ended January 31, 2013.  The decrease is due primarily to the debt refinancing transactions completed in July 2012 which resulted in an effective interest rate of 3.7 percent for the six months ended January 31, 2013, compared to 7.3 percent for the same period in the prior year.  The decrease was partially offset by an increase in the average borrowings compared to the same period in the prior year.

Income Tax Expense.  Income tax expense totaled $3.4 million for the six months ended January 31, 2013, as compared to $3.1 million for the same period in the prior year.  Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At January 31, 2013, we had borrowing availability under the revolving credit agreement of approximately $207 million.  The average vendor payment terms during the six months ended January 31, 2013 and 2012 were approximately 54 days and 50 days, respectively.  As of January 31, 2013, we had cash and cash equivalents totaling $18.5 million.  We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

Net cash used in operating activities improved from $23.7 million for the six months ended January 31, 2012 to $12.8 million for the six months ended January 31, 2013.  The $10.9 million improvement is primarily the result of an $8.8 million reduction in cash paid for interest as a result of the debt refinancing transactions completed in July 2012 and an increase in operating earnings.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year.  Other important selling periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Inventory owned at January 31, 2013 was $836.6 million, an increase of $21.2 million compared to January 31, 2012.  The increase is primarily the result of additional merchandise purchased as a result of increased sales and higher merchandise cost, partially offset by the impact of 64 store closures (net of store openings) since January 31, 2012.

Amended and Restated Revolving Credit Agreement

On July 24, 2012, we amended and restated our revolving credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. and certain other lenders.  The Amended Credit Agreement totals $665 million, including a $15 million first-in, last-out facility (the “FILO Facility”), and matures in July 2017.  Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables.  Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million.  The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 67 to 72 percent for the period of February through September 2013, 81 to 83 percent for the period of October through December 2013 and 70 percent for January 2014.

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

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $207 million as of January 31, 2013, which exceeded the excess availability requirement by $147 million.  The fixed charge coverage ratio was 2.03 as of January 31, 2013.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of January 31, 2013, we were in compliance with all covenants.

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

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of January 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

Borrowings under the Amended Term Loan bear interest of 11 percent payable on a quarterly basis.  We may repay all or any portion of the Amended Term Loan with the following penalty prior to maturity: (i) the present value of the required interest payments that would have been made if the prepayment had not occurred during the first year; (ii) 4 percent during the second year; (iii) 3 percent during the third year; (iv) 2 percent during the fourth year and (v) no penalty in the fifth year.  The Amended Credit Agreement restricts our ability to prepay the Amended Term Loan if the fixed charge coverage ratio is not equal to or greater than 1.0 after giving effect to the prepayment.

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of January 31, 2013, we were in compliance with all covenants.

We incurred costs associated with the Amended Term Loan totaling $4.4 million, of which approximately $2 million was recorded in interest expense during the fourth quarter of fiscal year 2012.  The remaining $2.4 million consists of debt issuance costs included in other assets in the accompanying consolidated balance sheet and are amortized to interest expense on a straight-line basis over the five-year life of the agreement.

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

Customer Credit Programs

We have a Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards.  The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program.  As of January 31, 2013, we were in compliance with all covenants under the MSA.  We currently expect to exceed the $315 million threshold for the program year ending September 30, 2013.  During both the six months ended January 31, 2013 and 2012, our guests used our private label credit card to pay for approximately 33 percent of purchases in the U.S.

We have a Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards.  In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement expires in May 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  We currently expect to exceed the $50 million threshold for the program year ending June 30, 2013.  During the six months ended January 31, 2013 and 2012, our guests used our private label credit card to pay for approximately 17 percent and 18 percent, respectively, of purchases in Canada.

We also enter into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.  During the first quarter of fiscal year 2013, we expanded our alternative credit program by entering into an agreement with Genesis Financial Solutions, Inc. to provide additional financing options to our U.S. guests.

Capital Expenditures

During the six months ended January 31, 2013, we invested $10.7 million to remodel, relocate and refurbish stores in Fine Jewelry and to complete store enhancement projects.  We also invested $2.0 million in infrastructure, primarily related to information technology and the U.S. distribution center.  We anticipate investing between $25 million and $30 million in capital expenditures in fiscal year 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  We have recorded LIFO charges in cost of sales totaling $2.6 million and $8.4 million during the six months ended January 31, 2013 and 2012, respectively.  The LIFO inventory reserve included in the consolidated balance sheets as of January 31, 2013 and 2012 totaled $60.9 million and $44.3 million, respectively.

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations.  The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations.  There were no material gains or losses recognized during the periods presented and there were no outstanding foreign currency contracts as of January 31, 2013.

We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations.  During the six months ended January 31, 2013 and 2012, the average Canadian currency rate appreciated by approximately two percent and one percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The appreciation in the Canadian currency rate for the six months ended January 31, 2013 resulted in a $4.7 million increase in reported revenues, offset by an increase in reported cost of sales and SG&A of $3.9 million.  The appreciation in the Canadian currency rate for the six months ended January 31, 2012 did not have a significant impact on our consolidated statement of operations as compared to the prior year.

Commodity Risk.  Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us.  We address commodity risk principally through retail price point adjustments.

At January 31, 2013, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.                        LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth, under the heading, “Contingencies,” in Part I of this report.

ITEM 1A.               RISK FACTORS

We make forward-looking statements in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission (“SEC”).  In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others.  Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan (including expectations for earnings, comparable store sales, gross margin, selling, general and administrative expenses and interest expense for fiscal year 2013), merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, ecommerce initiatives, human resource initiatives and other statements regarding our plans and objectives.  In addition, the words “plans to,” “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast,” “can,” “could,” “should,” “will,” “may,” or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made.  We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

Our guests rely heavily on financing provided by credit lenders to purchase our merchandise.  The availability of credit to our guests is impacted by numerous factors, including general economic conditions and regulatory requirements relating to the extension of credit.  Numerous federal and state laws impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  Regulations implementing the Credit Card Accountability Responsibility and Disclosure Act of 2009 imposed restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application.  Future regulations or changes in the application of current laws could further impact the availability of credit to our guests.  If the amount of available credit provided to our guests is significantly restricted, our sales and earnings would be negatively impacted.

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

Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations (such as the Patient Protection and Affordable Care Act), may negatively impact our operating results.

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.1

Zale Corporation 2011 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on October 19, 2012, File No. 1-04129).

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

ZALE CORPORATION
(Registrant)

Date: March 8, 2013	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Chief Financial Officer
(principal financial officer of the registrant)