Form 10-Q
period 2013-04-30
ZALE CORP
filed 2013-06-07
CIK 109156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 4, 2013, 32,515,452 shares of Zale Corporation’s Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Revenues	$442,708	$445,170	$1,470,927	$1,459,915
Cost of sales	209,861	216,977	708,095	708,535
Gross margin	232,847	228,193	762,832	751,380

Selling, general and administrative	214,851	213,088	699,937	694,740
Depreciation and amortization	8,317	9,275	25,793	28,456
Other (gains) charges	(249)	(375)	(1,096)	1,274
Operating earnings	9,928	6,205	38,198	26,910
Interest expense	5,668	9,777	17,598	30,135
Earnings (loss) before income taxes	4,260	(3,572)	20,600	(3,225)
Income tax (benefit) expense	(792)	868	2,604	4,006
Earnings (loss) from continuing operations	5,052	(4,440)	17,996	(7,231)
Loss from discontinued operations, net of taxes	—	(87)	—	(332)
Net earnings (loss)	$5,052	$(4,527)	$17,996	$(7,563)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.16	$(0.14)	$0.56	$(0.22)
Loss from discontinued operations	—	—	—	(0.01)
Net earnings (loss) per share	$0.16	$(0.14)	$0.56	$(0.23)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.13	$(0.14)	$0.45	$(0.22)
Loss from discontinued operations	—	—	—	(0.01)
Net earnings (loss) per share	$0.13	$(0.14)	$0.45	$(0.23)

Weighted average number of common shares outstanding:
Basic	32,480	32,213	32,401	32,189
Diluted	39,277	32,213	40,139	32,189

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net earnings (loss)	$5,052	$(4,527)	$17,996	$(7,563)
Foreign currency translation adjustment	(2,094)	3,954	(1,624)	(5,550)
Unrealized gain (loss) on securities, net	318	(217)	339	331
Comprehensive income (loss)	$3,276	$(790)	$16,711	$(12,782)

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2013	July 31, 2012	April 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$25,693	$24,603	$37,291
Merchandise inventories	828,197	741,788	778,705
Other current assets	43,761	42,987	41,500
Total current assets	897,651	809,378	857,496

Property and equipment	685,310	696,485	700,505
Less accumulated depreciation and amortization	(573,801)	(574,361)	(572,998)
Net property and equipment	111,509	122,124	127,507

Goodwill	99,975	100,544	102,041
Other assets	43,749	47,790	40,540
Deferred tax asset	91,201	91,202	93,746
Total assets	$1,244,085	$1,171,038	$1,221,330

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$256,491	$205,529	$229,034
Deferred revenue	84,190	85,714	87,798
Deferred tax liability	92,990	92,512	93,281
Total current liabilities	433,671	383,755	410,113

Long-term debt	466,480	452,908	445,505
Deferred revenue – long-term	113,924	122,802	130,029
Other liabilities	32,091	32,637	33,547

Commitments and contingencies

Stockholders’ investment:
Common stock	488	488	488
Additional paid-in capital	158,760	162,711	162,208
Accumulated other comprehensive income	52,818	54,103	58,166
Accumulated earnings	442,390	424,394	444,141
	654,456	641,696	665,003
Treasury stock	(456,537)	(462,760)	(462,867)
Total stockholders’ investment	197,919	178,936	202,136
Total liabilities and stockholders’ investment	$1,244,085	$1,171,038	$1,221,330

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2013	2012

Cash Flows From Operating Activities:
Net earnings (loss)	$17,996	$(7,563)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-cash interest	2,156	2,742
Depreciation and amortization	25,793	28,456
Deferred taxes	491	(220)
Loss on disposition of property and equipment	935	1,506
Impairment of property and equipment	851	1,009
Stock-based compensation	2,466	2,114
Loss from discontinued operations	—	332
Changes in operating assets and liabilities:
Merchandise inventories	(87,575)	(61,851)
Other current assets	(1,094)	8,160
Other assets	451	383
Accounts payable and accrued liabilities	51,167	11,370
Deferred revenue	(10,194)	(13,419)
Other liabilities	(520)	(3,829)
Net cash provided by (used in) operating activities	2,923	(30,810)

Cash Flows From Investing Activities:
Payments for property and equipment	(16,459)	(14,221)
Purchase of available-for-sale investments	(1,674)	(6,833)
Proceeds from sales of available-for-sale investments	3,449	8,375
Net cash used in investing activities	(14,684)	(12,679)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	3,950,500	3,309,600
Payments on revolving credit agreement	(3,936,900)	(3,262,800)
Proceeds from exercise of stock options	81	—
Payments on capital lease obligations	(751)	(309)
Net cash provided by financing activities	12,930	46,491

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(789)

Effect of exchange rate changes on cash	(79)	(47)

Net change in cash and cash equivalents	1,090	2,166
Cash and cash equivalents at beginning of period	24,603	35,125
Cash and cash equivalents at end of period	$25,693	$37,291

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” and “our” in this Form 10-Q are references to Zale Corporation and its subsidiaries.  We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America.  At April 30, 2013, we operated 1,076 specialty retail jewelry stores and 631 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

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

We consolidate substantially all of our U.S. operations into Zale Delaware, Inc. (“ZDel”), a wholly owned subsidiary of Zale Corporation.  ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers.  We consolidate our Canadian retail operations into Zale International, Inc., which is a wholly owned subsidiary of Zale Corporation.  All significant intercompany transactions have been eliminated.  The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made.  Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 filed with the Securities and Exchange Commission on October 3, 2012.

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

Assets that are Measured at Fair Value on a Recurring Basis

The following tables include our assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of April 30, 2013
	Level 1	Level 2	Level 3

U.S. Treasury securities	$19,572	$—	$—
U.S. government agency securities	—	2,800	—
Corporate bonds and notes	—	866	—
Corporate equity securities	4,700	—	—
	$24,272	$3,666	$—

	Fair Value as of April 30, 2012
	Level 1	Level 2	Level 3

U.S. Treasury securities	$20,933	$—	$—
U.S. government agency securities	—	3,048	—
Corporate bonds and notes	—	1,342	—
Corporate equity securities	4,104	—	—
	$25,037	$4,390	$—

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

Assets that are Measured at Fair Value on a Nonrecurring Basis

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted average cost of capital of 15.3 percent to 17.5 percent and positive comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy.  For the nine months ended April 30, 2013, store-level property and equipment of $1.0 million was written down to their fair value of $0.1 million, resulting in an impairment charge of $0.9 million.  For the nine months ended April 30, 2012, store-level property and equipment of $1.3 million was written down to their fair value of $0.3 million, resulting in an impairment charge of $1.0 million.

At the end of the second quarter of fiscal year 2013, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangibles-Goodwill and Other.  Based on the test results, we concluded that no impairment was necessary for the $80.6 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition.  As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 20 percent and 59 percent, respectively, to be considered for potential impairment.  We calculate the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 15.3 percent to 17.5 percent, respectively, based on a risk-adjusted weighted average cost of capital that reflects current market conditions.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur.  If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

Other Financial Instruments

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value.  The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of April 30, 2013.  The fair values of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3.              INVESTMENTS

Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets.  Investments are recorded at fair value based on quoted market prices for identical or similar securities.  All investments are classified as available-for-sale.  All long-term debt securities outstanding at April 30, 2013 will contractually mature within 1 to 20 years.

Our investments consist of the following (in thousands):

	April 30, 2013		April 30, 2012
	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$18,145	$19,572	$19,428	$20,933
U.S. government agency securities	2,632	2,800	2,782	3,048
Corporate bonds and notes	773	866	1,223	1,342
Corporate equity securities	3,501	4,700	3,501	4,104
	$25,051	$27,938	$26,934	$29,427

At April 30, 2013 and 2012, the carrying value of investments included a net unrealized gain of $2.9 million and $2.5 million, respectively, which is included in accumulated other comprehensive income.  Realized gains and losses on investments are determined on the specific identification basis.  There were no material net realized gains or losses during the three and nine months ended April 30, 2013 and 2012.

4.              LONG–TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30,
	2013	2012

Revolving credit agreement	$383,400	$301,800
Senior secured term loan	80,000	140,454
Capital lease obligations	3,080	3,251
	$466,480	$445,505

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

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 72 percent for the period of May through September 2013, 81 to 83 percent for the period of October through December 2013 and 70 to 73 percent for the period of January through April 2014.

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

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $209 million as of April 30, 2013, which exceeded the excess availability requirement by $150 million.  The fixed charge coverage ratio was 2.13 as of April 30, 2013.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2013, we were in compliance with all covenants.

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

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of April 30, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of April 30, 2013, we were in compliance with all covenants.

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

Capital Lease Obligations

In fiscal year 2012, we entered into capital leases related to vehicles for our field management.  The vehicles are included in property and equipment in the accompanying consolidated balance sheet and are depreciated over a four-year life.  Assets under capital leases included in property and equipment as of April 30, 2013 totaled $3.0 million (net of accumulated depreciation).

5.              OTHER (GAINS) CHARGES

Other (gains) charges consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Store impairments	$—	$—	$851	$1,009
Store closure adjustments	82	(375)	244	265
De Beers settlement	(331)	—	(2,191)	—
	$(249)	$(375)	$(1,096)	$1,274

During the second quarter of fiscal years 2013 and 2012, we recorded charges related to the impairment of long-lived assets for underperforming stores totaling $0.9 million and $1.0 million, respectively.  The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets.  The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model.  If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.  If operating earnings over the remaining lease term for each store included in our impairment test as of January 31, 2013 were to decline by 20 percent, we would be required to record additional impairments of $0.2 million.  If operating earnings were to decline by 40 percent, the additional impairments required would increase to $0.5 million.

We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry.  The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement.  If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained.  As of April 30, 2013, the remaining lease reserve associated with the store closures totaled $0.7 million.

Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws.  During the three and nine months ended April 30, 2013, we received proceeds totaling $0.3 million and $2.2 million, respectively, as a result of a settlement reached in the lawsuit.

6.              EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan using the treasury stock method.

The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Basic weighted average shares	32,480	32,213	32,401	32,189
Effect of potential dilutive securities:
Warrants	5,894	—	6,639	—
Stock options and restricted share awards	903	—	1,099	—
Diluted weighted average shares	39,277	32,213	40,139	32,189

The calculation of diluted weighted average shares excludes the impact of 1.9 million and 3.6 million antidilutive stock options for the three months ended April 30, 2013 and 2012, respectively, and 1.8 million and 3.6 million antidilutive stock options for the nine months ended April 30, 2013 and 2012, respectively.  The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidilutive warrants for the three and nine months ended April 30, 2012.

During the three and nine months ended April 30, 2012, we incurred a net loss of $4.5 million and $7.6 million, respectively.  A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for those periods.

7.              ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Beginning of period	$54,594	$54,429	$54,103	$63,385
Foreign currency translation adjustment	(2,094)	3,954	(1,624)	(5,550)
Unrealized gain (loss) on securities, net	318	(217)	339	331
End of period	$52,818	$58,166	$52,818	$58,166

8.              INCOME TAXES

We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets.  A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period.  Such evidence limits our ability to consider other subjective evidence such as our projections for future growth.  As of April 30, 2013 and 2012, cumulative losses were incurred in our U.S. operations over the applicable three-year period.

Our valuation allowances totaled $88.3 million and $97.2 million as of April 30, 2013 and 2012, respectively.  The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future.  The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
Selected Financial Data by Segment	2013	2012	2013	2012
	(amounts in thousands)
Revenues:
Fine Jewelry (a)	$378,476	$381,123	$1,275,744	$1,266,721
Kiosk	61,375	61,128	187,098	185,339
All Other	2,857	2,919	8,085	7,855
Total revenues	$442,708	$445,170	$1,470,927	$1,459,915

Depreciation and amortization:
Fine Jewelry	$5,471	$5,883	$16,934	$17,943
Kiosk	654	810	2,090	2,391
All Other	—	—	—	—
Unallocated	2,192	2,582	6,769	8,122
Total depreciation and amortization	$8,317	$9,275	$25,793	$28,456

Operating earnings:
Fine Jewelry (b)	$11,974	$4,833	$42,984	$31,464
Kiosk	5,321	6,372	14,085	14,031
All Other	1,403	1,127	3,309	3,339
Unallocated (c)	(8,770)	(6,127)	(22,180)	(21,924)
Total operating earnings	$9,928	$6,205	$38,198	$26,910

(a)

Includes $63.6 million and $65.3 million for the three months ended April 30, 2013 and 2012, respectively, and $247.0 million and $244.3 million for the nine months ended April 30, 2013 and 2012, respectively, related to foreign operations.

(b)	Includes charges of $0.7 million and $1.0 million for the nine months ended April 30, 2013 and 2012, respectively, related to store impairments.

(c)

Includes credits of $16.0 million and $14.8 million for the three months ended April 30, 2013 and 2012, respectively, and $48.0 million and $44.7 million for the nine months ended April 30, 2013 and 2012, respectively, to offset internal carrying costs charged to the segments. Also includes a gain totaling $0.3 million and $2.2 million related to the De Beers settlement received during the three and nine months ended April 30, 2013, respectively.

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

The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Deferred revenue, beginning of period	$202,477	$222,422	$208,516	$232,525
Warranties sold (a)	31,727	31,973	101,276	95,864
Revenue recognized	(36,090)	(36,568)	(111,678)	(110,562)
Deferred revenue, end of period	$198,114	$217,827	$198,114	$217,827

(a)         The change in the Canadian currency rate did not have a significant impact on the beginning of the period deferred revenue balance for the three and nine months ended April 30, 2013.  Warranty sales for the three months ended April 30, 2012 include $0.7 million related to the appreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.  Warranty sales for the nine months ended April 30, 2012 include $1.2 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

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

Overview

We are a leading specialty retailer of fine jewelry in North America.  At April 30, 2013, we operated 1,076 fine jewelry stores and 631 kiosk locations primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

Comparable store sales increased by 1.4 percent during the third quarter of fiscal year 2013.  At constant exchange rates and excluding the 90 basis point impact of February 29 in fiscal year 2012, comparable store sales increased 2.6 percent for the quarter.  Gross margin increased by 130 basis points to 52.6 percent during the third quarter of fiscal year 2013 compared to the same quarter in the prior year.  The increase is primarily due to the relatively stable commodity cost environment compared to the same period in the prior year resulting in a lower last-in, first-out (“LIFO”) inventory charge.  Net earnings for the quarter were $5.1 million compared to a net loss of $4.5 million for the same period in the prior year.  The $9.6 million improvement is primarily the result of an increase in gross margin and a decrease in interest expense.

Net earnings associated with warranties totaled $91.6 million for the nine months ended April 30, 2013 compared to $91.5 million for the same period in the prior year.

Outlook for Fiscal Year 2013

We expect to generate positive net earnings in fiscal year 2013.  We believe this will be achieved as a result of positive comparable store sales (partially offset by closed stores), maintaining gross margin rates consistent with fiscal year 2012 and interest expense savings estimated at approximately $17 million as a result of the debt refinancing transactions completed on July 24, 2012.  Total interest expense is expected to be between $23 million and $25 million in fiscal year 2013 compared to $44.6 million in fiscal year 2012, which included $5 million of costs associated with the debt refinancing transactions.  We expect selling, general and administrative expenses to increase slightly primarily as a result of making selective investments in the business.  In addition, we expect to close approximately 60 Fine Jewelry stores and 20 Kiosk Jewelry locations in fiscal year 2013 (net of openings).

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

The following table reconciles EBITDA to earnings (loss) from continuing operations as presented in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Earnings (loss) from continuing operations	$5,052	$(4,440)	$17,996	$(7,231)
Depreciation and amortization	8,317	9,275	25,793	28,456
Interest expense	5,668	9,777	17,598	30,135
Income tax (benefit) expense	(792)	868	2,604	4,006
EBITDA	$18,245	$15,480	$63,991	$55,366

Results of Operations

The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.4	48.7	48.1	48.5
Gross margin	52.6	51.3	51.9	51.5
Selling, general and administrative	48.5	47.9	47.6	47.6
Depreciation and amortization	1.9	2.1	1.8	1.9
Other (gains) charges	(0.1)	(0.1)	(0.1)	0.1
Operating earnings	2.2	1.4	2.6	1.8
Interest expense	1.3	2.2	1.2	2.1
Earnings (loss) before income taxes	1.0	(0.8)	1.4	(0.2)
Income tax (benefit) expense	(0.2)	0.2	0.2	0.3
Earnings (loss) from continuing operations	1.1	(1.0)	1.2	(0.5)
Loss from discontinued operations, net of taxes	—	—	—	—
Net earnings (loss)	1.1%	(1.0)%	1.2%	(0.5)%

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

Revenues.  Revenues for the quarter ended April 30, 2013 were $442.7 million, a decrease of 0.6 percent compared to revenues of $445.2 million for the same period in the prior year.  The decrease in revenues is primarily related to 85 store closures since April 30, 2012 (net of store openings).  The decrease was partially offset by an increase in comparable store sales of 1.4 percent as compared to the same period in the prior year.  At constant exchange rates and excluding the 90 basis point impact of February 29 in fiscal year 2012, comparable store sales increased 2.6 percent for the quarter.  The increase in comparable store sales was attributable to a 1.6 percent increase in the average price per unit and a 1.3 percent increase in the number of units sold in our bridal product lines, partially offset by a decrease in the number of units sold in Fine Jewelry’s core fashion product lines.

Fine Jewelry contributed $378.5 million of revenues in the quarter ended April 30, 2013, a decrease of 0.7 percent compared to $381.1 million for the same period in the prior year.

Kiosk Jewelry contributed $61.4 million of revenues in the quarter ended April 30, 2013, an increase of 0.4 percent compared to $61.1 million in the same period in the prior year.  The increase in revenues is due to a 5.8 percent increase in the average price per unit, partially offset by a 2.7 percent decrease in the number of units sold.

All Other contributed $2.9 million in revenues for the quarters ended April 30, 2013 and 2012.

During the quarter ended April 30, 2013, we closed 27 stores in Fine Jewelry and 16 locations in Kiosk Jewelry.  In addition, we opened four locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.  Gross margin was 52.6 percent of revenues for the quarter ended April 30, 2013, compared to 51.3 percent for the same period in the prior year.  The 130 basis point improvement was due to the relatively stable commodity cost environment compared to the same period in the prior year resulting in a lower LIFO inventory charge.

Selling, General and Administrative.  Included in selling, general and administrative expenses (“SG&A”) are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 48.5 percent of revenues for the quarter ended April 30, 2013 compared to 47.9 percent for the same period in the prior year.  SG&A increased by $1.8 million to $214.9 million for the quarter ended April 30, 2013.  The increase is primarily related to a $4.2 million increase in costs associated with performance-based compensation related to improved earnings, merchandise sourcing initiatives and other employee-related costs.  The increase was partially offset by a $1.9 million decline in promotional costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the quarters ended April 30, 2013 and 2012 was 1.9 percent and 2.1 percent, respectively.  The decrease is primarily the result of 85 store closures since April 30, 2012 (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

Other (Gains) Charges.  Other gains for the quarter ended April 30, 2013 consists primarily of $0.3 million in proceeds related to the De Beers settlement.  Other gains for the quarter ended April 30, 2012 includes a gain of $0.4 million related to adjustments to the lease reserves associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the quarters ended April 30, 2013 and 2012 was 1.3 percent and 2.2 percent, respectively.  Interest expense decreased by $4.1 million to $5.7 million for the three months ended April 30, 2013.  The decrease is due primarily to the debt refinancing transactions completed in July 2012 which resulted in an effective interest rate of 3.8 percent for the three months ended April 30, 2013, compared to 7.6 percent for the same period in the prior year.  The decrease was partially offset by an increase in the average borrowings compared to the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax benefit totaled $0.8 million for the three months ended April 30, 2013, as compared to a $0.9 million income tax expense for the same period in the prior year.  The income tax benefit for the three months ended April 30, 2013 was primarily associated with operating losses related to our Canadian subsidiaries.  Income tax expense for the three months ended April 30, 2012 was primarily associated with operating earnings related to our Canadian subsidiaries.

Nine Months Ended April 30, 2013 Compared to Nine Months Ended April 30, 2012

Revenues.  Revenues for the nine months ended April 30, 2013 were $1,470.9 million, an increase of 0.8 percent compared to revenues of $1,459.9 million for the same period in the prior year.  Comparable store sales increased 2.7 percent as compared to the same period in the prior year.  The increase in comparable store sales was attributable to a 3.9 percent increase in the average price per unit in our bridal product lines, partially offset by a decrease in the number of units sold in Fine Jewelry’s core fashion product lines.  The increase was partially offset by a decrease in revenues related to 85 store closures since April 30, 2012 (net of store openings).

Fine Jewelry contributed $1,275.7 million of revenues in the nine months ended April 30, 2013, an increase of 0.7 percent compared to $1,266.7 million for the same period in the prior year.

Kiosk Jewelry contributed $187.1 million of revenues in the nine months ended April 30, 2013, an increase of 0.9 percent compared to $185.3 million in the same period in the prior year.  The increase in revenues is due to a 4.8 percent increase in the average price per unit, partially offset by a 2.8 percent decrease in the number of units sold.

All Other contributed $8.1 million in revenues for the nine months ended April 30, 2013, an increase of 2.9 percent compared to $7.9 million for the same period in the prior year.

During the nine months ended April 30, 2013, we closed 48 stores in Fine Jewelry and 28 locations in Kiosk Jewelry.  In addition, we opened five locations in Kiosk Jewelry.

Gross Margin.  Gross margin represents net sales less cost of sales.  Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties.  Gross margin was 51.9 percent of revenues for the nine months ended April 30, 2013, compared to 51.5 percent for the same period in the prior year.  The 40 basis point improvement was due to the relatively stable commodity cost environment compared to the same period in the prior year resulting in a lower LIFO inventory charge, partially offset by an increase in inventory reserves.

Selling, General and Administrative.  Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses.  SG&A was 47.6 percent of revenues for the nine months ended April 30, 2013 and 2012.  SG&A increased by $5.2 million to $699.9 million for the nine months ended April 30, 2013.  The increase is related to a $15.6 million increase in costs associated primarily with performance-based compensation related to improved earnings, initiatives involving merchandise sourcing and training, and our special events program that began in the second quarter of the prior year.  The increase was partially offset by a $10.2 million decrease in promotional costs.

Depreciation and Amortization.  Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2013 and 2012 was 1.8 percent and 1.9 percent, respectively.  The decrease is primarily the result of 85 store closures since April 30, 2012 (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

Other (Gains) Charges.  Other gains for the nine months ended April 30, 2013 includes proceeds totaling $2.2 million related to the De Beers settlement, partially offset by a $0.9 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.2 million charge associated with store closures.  Other charges for the nine months ended April 30, 2012 includes a $1.0 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.3 million charge associated with store closures.

Interest Expense.  Interest expense as a percentage of revenues for the nine months ended April 30, 2013 and 2012 was 1.2 percent and 2.1 percent, respectively.  Interest expense decreased by $12.5 million to $17.6 million for the nine months ended April 30, 2013.  The decrease is due primarily to the debt refinancing transactions completed in July 2012 which resulted in an effective interest rate of 3.7 percent for the nine months ended April 30, 2013, compared to 7.4 percent for the same period in the prior year.  The decrease was partially offset by an increase in the average borrowings compared to the same period in the prior year.

Income Tax (Benefit) Expense.  Income tax expense totaled $2.6 million for the nine months ended April 30, 2013, as compared to $4.0 million for the same period in the prior year.  Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

Liquidity and Capital Resources

Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service.  Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A.  We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At April 30, 2013, we had borrowing availability under the revolving credit agreement of approximately $209 million.  The average vendor payment terms during the nine months ended April 30, 2013 and 2012 were approximately 55 days and 50 days, respectively.  As of April 30, 2013, we had cash and cash equivalents totaling $25.7 million.  We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

Net cash provided by operating activities was $2.9 million for the nine months ended April 30, 2013, an improvement of $33.7 million compared to the net cash used in operating activities of $30.8 million for the same period in the prior year.  The improvement is primarily the result of the timing of vendor payments, an increase in operating earnings and a $12.0 million reduction in cash paid for interest as a result of the debt refinancing transactions completed in July 2012.  The improvement was partially offset by an increase in inventory.

Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year.  Other important selling periods include Valentine’s Day and Mother’s Day.  We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods.  Inventory owned at April 30, 2013 was $828.2 million, an increase of $49.5 million compared to April 30, 2012.  The increase is primarily due to the expansion of our bridal and exclusive merchandise collections into additional stores and higher merchandise cost, partially offset by the impact of 85 store closures since April 30, 2012 (net of store openings).

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

Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 72 percent for the period of May through September 2013, 81 to 83 percent for the period of October through December 2013 and 70 to 73 percent for the period of January through April 2014.

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

If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0.  Borrowing availability was approximately $209 million as of April 30, 2013, which exceeded the excess availability requirement by $150 million.  The fixed charge coverage ratio was 2.13 as of April 30, 2013.  The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions and asset sales.  As of April 30, 2013, we were in compliance with all covenants.

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

Amended and Restated Senior Secured Term Loan

On July 24, 2012, we amended and restated our senior secured term loan (the “Amended Term Loan”) with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital.  The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement.  In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess.  As of April 30, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base.  The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained.  As of April 30, 2013, we were in compliance with all covenants.

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

Customer Credit Programs

We have a Merchant Services Agreement (“MSA”) with Citibank (South Dakota), N.A. (“Citibank”), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards.  The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew.  In addition, the MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period.  After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program.  As of April 30, 2013, we were in compliance with all covenants under the MSA.  We currently expect to exceed the $315 million threshold for the program year ending September 30, 2013.  During the nine months ended April 30, 2013 and 2012, our guests used our private label credit card to pay for approximately 32 percent and 33 percent, respectively, of purchases in the U.S.

We have a Private Label Credit Card Program Agreement (the “TD Agreement”) with TD Financing Services Inc. (“TDFS”), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards.  In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us.  The TD Agreement expires in May 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew.  The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year.  We currently expect to exceed the $50 million threshold for the program year ending June 30, 2013.  During the nine months ended April 30, 2013 and 2012, our guests used our private label credit card to pay for approximately 18 percent and 19 percent, respectively, of purchases in Canada.

We also enter into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.  During the first quarter of fiscal year 2013, we expanded our alternative credit program by entering into an agreement with Genesis Financial Solutions, Inc. to provide additional financing options to our U.S. guests.

Capital Expenditures

During the nine months ended April 30, 2013, we invested $13.7 million to remodel, relocate and refurbish stores and to complete store enhancement projects.  We also invested $2.8 million in infrastructure, primarily related to information technology.  We anticipate investing between $25 million and $30 million in capital expenditures in fiscal year 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation.  Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out (“LIFO”) retail inventory method.  We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory.  The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory.  We have recorded LIFO charges in cost of sales totaling $4.8 million and $16.2 million during the nine months ended April 30, 2013 and 2012, respectively.  The LIFO inventory reserve included in the consolidated balance sheets as of April 30, 2013 and 2012 totaled $63.1 million and $52.1 million, respectively.

Foreign Currency Risk.  We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated.  However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations.  The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations.  There were no material gains or losses recognized during the periods presented and there were no outstanding foreign currency contracts as of April 30, 2013.

We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations.  During the nine months ended April 30, 2013 and 2012, the average Canadian currency rate appreciated by approximately one percent and depreciated by approximately one percent, respectively, relative to the U.S. dollar as compared to the prior year period.  The appreciation in the Canadian currency rate for the nine months ended April 30, 2013 resulted in a $3.5 million increase in reported revenues, offset by an increase in reported cost of sales and SG&A of $3.2 million.  The depreciation in the Canadian currency rate for the nine months ended April 30, 2012 resulted in a $1.4 million decrease in reported revenues, offset by a decrease in reported cost of sales and SG&A of $1.1 million.

Interest Rate Risk.  Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes.  Future and existing borrowings under our Amended Credit Agreement would be affected by interest rate changes.  As of April 30, 2013, we had borrowings of $383.4 million under our Amended Credit Agreement.  A one percent increase in the interest rate would increase annual interest expense by approximately $4 million.

Commodity Risk.  Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us.  We address commodity risk principally through retail price point adjustments.

At April 30, 2013, there were no other material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.  More detailed information concerning market risk can be found under the sub-caption Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A serious economic downturn could have a material and adverse effect on our business and financial condition.

Declining confidence in either the U.S. or Canadian economies where we are active could adversely affect consumers’ ability and willingness to purchase our products in those regions.  Should either of these economies suffer a serious economic downturn, it could have a material and adverse effect on our business and financial condition.

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

We also are affected by fluctuations in the price of diamonds, gold and other commodities.  A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly.  In the past, our vendors have experienced significant increases in commodity costs, especially diamond, gold and silver costs.  If significant increases in commodity prices occur in the future, it could result in higher merchandise costs, which could materially impact our earnings.  In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

Our stores and kiosks are located primarily in shopping malls throughout the U.S., Canada and Puerto Rico.  Our success is in part dependent upon the continued popularity of malls as a shopping destination and the ability of malls, their tenants and other mall attractions to generate customer traffic.  Accordingly, a significant decline in this popularity, especially if it is sustained, would substantially harm our sales and earnings.  In addition, even assuming this popularity continues, mall traffic can be negatively impacted by mall renovations, weather, gas prices and similar factors.

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

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Stock Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2013, File No. 1-04129)
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Chief Administrative Officer
32.3*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

ZALE CORPORATION
(Registrant)

Date: June 7, 2013	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Chief Financial Officer
(principal financial officer of the registrant)