Form 10-K
period 2013-07-31
ZALE CORP
filed 2013-09-27
CIK 109156

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report for the fiscal year ended July 31, 2013

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

        The aggregate market value of Zale Corporation's common stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of January 31, 2013 was $157,946,032. For this purpose, directors and officers have been assumed to be affiliates. As of September 23, 2013, 32,764,729 shares of Zale Corporation's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of Zale Corporation's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on December 5, 2013 are incorporated by reference into Part III.

ZALE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

        References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2013, we operated 1,064 specialty retail jewelry stores and 630 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 901 W. Walnut Hill Lane, Irving, Texas 75038-1003. Our telephone number at that address is (972) 580-4000, and our internet address is www.zalecorp.com.

        During the fiscal year ended July 31, 2013, we generated $1.9 billion of revenues. We compete in the approximately $79 billion U.S. and Canadian retail jewelry industry by leveraging our established brand names, economies of scale and geographic and demographic diversity. We have significant brand name recognition as a result of each of our brands' long-standing presence in the industry and our national and regional marketing campaigns. We believe that brand name recognition is an important advantage in jewelry retailing and consumers must trust a retailer's reliability, credibility and commitment to customer service. In addition, exclusive merchandise is becoming an increasingly important part of the retail jewelry business and presents a significant opportunity to differentiate our merchandise from the competition.

Business Segments

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other. An overview of each business segment follows below. During fiscal year 2013, Fine Jewelry generated $1.6 billion, or 86.7 percent of our revenues and Kiosk Jewelry generated $239.7 million, or 12.7 percent of our revenues.

Fine Jewelry

        Fine Jewelry is comprised of our three core national brands, Zales Jewelers®, Zales Outlet® and Peoples Jewellers® and our two regional brands, Gordon's Jewelers® and Mappins Jewellers®. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is a value-oriented jeweler in the U.S. offering a broad range of bridal, diamond solitaire and fashion jewelry. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zales Jewelers'® national marketing and brand recognition. Gordon's Jewelers®, our regional brand in the U.S., provides moderately priced jewelry to a wide range of guests. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry. We have extended our reach of certain brands through the use of our webstores, mobile devices and social media to provide our guests access to our brands wherever and whenever they choose. In addition, we offer our guests the option to purchase warranty coverage on substantially all of our merchandise in Fine Jewelry. We also offer repair services to guests who do not purchase warranty coverage.

  Zales Jewelers and Zales Outlet

        Zales Jewelers ("Zales"), our U.S. based flagship, is a leading brand name in jewelry retailing in the U.S., operating 614 stores in 50 states and Puerto Rico with an average store size of 1,682 square feet. Zales is positioned as "The Diamond Store" given its emphasis on diamond jewelry, especially in the bridal and fashion segments. The Zales brand complements its merchandise assortments with promotional strategies to increase sales during traditional gift-giving periods and throughout the year. We believe that the prominence of diamond jewelry in our product selection and Zales' reputation for customer service for close to 90 years fosters an image of product expertise, quality and trust among consumers. Zales accounted for 52 percent of total revenues in fiscal year 2013, with average sales per location of $1.6 million. Zales serves internet guests through the ecommerce site www.zales.com, which accounted for approximately four percent of our total revenues in fiscal year 2013. Internet sales totaled approximately $84 million in fiscal year 2013 compared to approximately $77 million in fiscal year 2012.

        We operate 127 Zales Outlet ("Outlet") stores in 35 states and Puerto Rico, with an average store size of 2,361 square feet. The outlet concept has evolved into three differentiated formats: power strip centers, traditional outlet malls and destination centers. Outlet was established as an extension of the Zales brand and capitalizes on Zales' national marketing and brand recognition. Our stores feature items in every major jewelry category including exclusive bridal designs, branded watches, gemstones, gold merchandise, diamond fashion and solitaire products. Outlet accounted for 10 percent of total revenues in fiscal year 2013, with average sales per location of $1.5 million. Outlet also serves internet guests through the ecommerce sites www.zalesoutlet.com, which accounted for less than one percent of our total revenues in fiscal year 2013. Internet sales totaled approximately $2 million in fiscal years 2013 and 2012.

        Revenues from our Zales branded stores, which includes Zales and Zales Outlet, accounted for 62 percent of total revenues in fiscal year 2013. Internet sales for Zales branded stores totaled approximately $86 million and $79 million in fiscal years 2013 and 2012, respectively.

  Peoples Jewellers

        Peoples Jewellers ("Peoples") is a leading brand name in jewelry retailing in Canada, operating 146 stores in nine provinces with an average store size of 1,630 square feet. Peoples is one of the most recognized brand names in Canada and enjoys the largest market share of any specialty jewelry retailer. Peoples was founded in 1919 and offers jewelry at affordable prices, attracting a wide variety of Canadian guests. Using the trademark "Peoples the Diamond Store", Peoples emphasizes its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. The Peoples brand has built recognition through a marketing campaign that primarily includes television and print media. Peoples accounted for 14 percent of total revenues in fiscal year 2013, with average sales per location of $1.7 million. Peoples serves internet guests through the ecommerce site, www.peoplesjewellers.com. Internet sales totaled approximately $6 million in fiscal year 2013 compared to approximately $4 million in fiscal year 2012.

  Gordon's Jewelers

        Gordon's Jewelers ("Gordon's"), our regional brand in the U.S., was founded in 1905 and operates 122 stores in 24 states and Puerto Rico with an average store size of 1,546 square feet. Gordon's features items in every major jewelry category including exclusive bridal designs, branded watches, gemstones, gold merchandise, and diamond fashion and solitaire products. Gordon's accounted for eight percent of total revenues in fiscal year 2013, with average sales per location of $1.1 million. Gordon's serves internet guests through the ecommerce site www.gordonsjewelers.com. Internet sales totaled approximately $5 million in fiscal years 2013 and 2012.

  Mappins Jewellers

        Mappins Jewellers ("Mappins"), our regional brand in Canada, was founded in 1935 and operates 55 stores in six provinces with an average store size of 1,560 square feet. Mappins differentiates itself by offering exclusive merchandise primarily in its bridal assortment and branded jewelry lines. Mappins accounted for three percent of total revenues in fiscal year 2013, with average sales per location of $1.1 million.

Kiosk Jewelry

        Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® (collectively, "Piercing Pagoda") through mall-based kiosks and is focused on the opening price point guest. At July 31, 2013, Piercing Pagoda operated 630 locations in 41 states and Puerto Rico with an average kiosk size of 190 square feet. Kiosks are generally located in high traffic areas that are easily accessible and visible within regional shopping malls. At the entry-level price point, Piercing Pagoda services fashion conscious guests of all ages. Piercing Pagoda offers an extensive collection of bracelets, earrings, charms, rings, non-precious metal products and gold chains, as well as a selection of silver and diamond jewelry, all in basic styles at moderate prices. In addition, trained associates perform ear-piercing services on site. Piercing Pagoda accounted for 13 percent of total revenues in fiscal year 2013, with average sales per location of $0.4 million. Piercing Pagoda serves internet guests through the ecommerce site www.pagoda.com. Internet sales totaled approximately $2 million in both fiscal year 2013 and 2012.

All Other

        We provide insurance and reinsurance services for various types of insurance coverage, which are marketed to our private label credit card guests, through Zale Indemnity Company, Zale Life Insurance Company and Jewel Re-Insurance Ltd. These three companies are the insurers (either through direct written or reinsurance contracts) of our guests' credit insurance coverage. In addition to providing merchandise replacement coverage for certain perils, credit insurance coverage provides protection to the creditor and cardholder for losses associated with the disability, involuntary unemployment, leave of absence or death of the cardholder. Zale Life Insurance Company also provides group life insurance coverage for our eligible employees. Zale Indemnity Company, in addition to writing direct credit insurance contracts, has certain discontinued lines of insurance that it continues to service. Credit insurance operations are dependent on our retail sales through our private label credit cards. In fiscal year 2013, 38 percent of our private label credit card purchasers purchased some form of credit insurance. Under the current private label agreement with Citibank (South Dakota), N.A. ("Citibank"), our insurance affiliates provide insurance to holders of our U.S. private label credit card and receive payments for such insurance products. Under the current private label agreement with TD Financing Services, Inc. ("TDFS"), TDFS provides credit insurance to holders of our Canadian private label credit card and receives 40 percent of the net profits and the remaining 60 percent is paid to us. In fiscal year 2013, All Other accounted for approximately one percent of our total revenues.

Ecommerce Business

        The webstores for Zales, Zales Outlet, Gordon's, Peoples and Piercing Pagoda provide our guests with a source of information about the merchandise available, as well as the ability to buy online. The webstores allow guests to order merchandise online that may be delivered directly to the guest or picked up at a store. For the year ended July 31, 2013, approximately 28 percent of our guests chose to pick up the merchandise from a store. The websites make an important and growing contribution to the guest experience and are an integral part of our marketing programs. In fiscal year 2013, total internet sales were $100.0 million, an increase of 11.5 percent compared to revenues of $89.7 million in fiscal year 2012. Our guests also utilize our webstores to identify merchandise online that they subsequently purchase at a store.

        We continue to expand our omnichannel business through mobile devices and social media to enable our guests to buy and receive products where, when and how they want and enhance their experience as they engage with us across all of our virtual and brick and mortar channels. Our omnichannel strategy allows guests to experience our brands by providing a seamless and high-quality approach to their shopping experience. We aim to deliver the best guest experience possible through an integration of all available shopping channels including stores, websites and through mobile devices. Our followers on Facebook and Twitter and views of our YouTube advertisements continue to increase and social media outlets are driving more traffic to our stores and ecommerce sites. We believe that our web marketing, social media and mobile initiatives will be a significant contributor to our future sales growth. We plan to continue to invest in these initiatives by implementing new capabilities to provide guests with an enhanced shopping experience.

        Our supplier relationships allow us to display suppliers' inventories on our websites for sale to customers without holding the items in our inventory until the products are ordered by guests, which are referred to as "virtual inventory". Virtual inventory expands the choice of merchandise available to guests both online and in our stores. Virtual inventory reduces our investment in inventory while increasing the selection available to the guest.

Industry and Competition

        Jewelry retailing is highly fragmented and competitive. We compete with a large number of independent regional and local jewelry retailers, as well as with other national jewelry chains. We also compete with other types of retailers who sell jewelry and gift items such as department stores, discounters, direct mail suppliers, online retailers and television home shopping programs. Certain of our competitors are non-specialty retailers, which are larger and have greater financial resources than we do. The malls where most of our stores are located typically contain competing national chains, independent jewelry stores and/or department stores with jewelry departments. We believe that we generally compete for consumers' discretionary spending dollars and, therefore, compete with retailers who offer merchandise other than jewelry. Therefore, we compete primarily on the basis of our reputation for high quality products, brand recognition, store location, distinctive and value-oriented merchandise, personalized customer service and ability to offer a variety of credit programs to guests wishing to finance their purchases. Our success also is dependent on our ability to both create and react to guest demand for specific merchandise categories.

        The U.S. and Canadian retail jewelry industry accounted for approximately $79 billion of sales in 2012 according to publicly available data, of which approximately $33 billion is specialty jewelry. We have a 5.7 percent market share in the combined U.S. and Canadian specialty jewelry markets. The largest jewelry retailer in the combined U.S. and Canadian markets is believed to be Wal-Mart Stores, Inc. Other significant segments of the fine jewelry industry include national chain department stores (such as J.C. Penney Company, Inc.), mass merchant discount stores (such as Wal-Mart Stores, Inc.), other general merchandise stores, specialty retail jewelers (such as Signet Jewelers Limited) and apparel and accessory stores. The remainder of the retail jewelry industry is comprised primarily of catalog and mail order houses, direct-selling establishments, TV shopping networks (such as QVC, Inc.) and online jewelers.

        We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the retail jewelry industry.

Operations by Brand and Merchandise Mix

        The following table presents revenues, comparable store sales and average sales per location for each of our brands for the periods indicated.

	Year Ended July 31,
Revenues (in thousands)	2013	2012	2011
Zales	$982,409	$948,353	$852,362
Outlet	194,767	188,151	167,960
Peoples	254,550	243,147	227,534
Gordon's	143,278	168,179	174,865
Mappins	62,355	69,854	70,573
Piercing Pagoda	239,722	238,692	239,231
All Other	10,935	10,502	10,038

	$1,888,016	$1,866,878	$1,742,563

Comparable Store Sales(a)
Zales	4.9%	11.0%	8.4%
Outlet	3.3%	9.6%	8.8%
Peoples	5.7%	4.3%	14.0%
Gordon's	(3.6)%	1.7%	3.6%
Mappins	(6.7)%	(1.5)%	11.9%
Piercing Pagoda	1.3%	(1.0)%	3.6%
Total Company	3.3%	6.9%	8.1%
Comparable Store Sales (in constant currency)(a)
Peoples	4.8%	5.9%	7.9%
Mappins	(7.5)%	0.1%	5.9%

Average Sales Per Location (in thousands)(b):
Zales	$1,571	$1,470	$1,286
Outlet	1,521	1,418	1,239
Peoples	1,713	1,623	1,490
Gordon's	1,079	1,032	964
Mappins	1,095	1,171	1,181
Piercing Pagoda	377	361	356

(a)
Comparable store sales include internet sales and repair sales but exclude revenue recognized from warranties and insurance premiums related to credit insurance policies sold to guests who purchase merchandise under our proprietary credit programs. Stores closed for more than 90 days due to unforeseen events (e.g., hurricanes, etc.) are excluded from the calculation of comparable store sales.

(b)
Average sales per location include merchandise sales, internet sales, repair revenue and warranties for locations open a full 12 months during the applicable year.

        The following table presents the number of locations for each of our brands for the periods indicated.

	Locations by Brand
Year Ended July 31, 2013	Locations Opened During Period	Locations Closed During Period	Locations at End of Period
Zales	—	25	614
Outlet	1	6	127
Peoples	—	1	146
Gordon's	—	25	122
Mappins	—	4	55
Piercing Pagoda	12	36	630

	13	97	1,694

Year Ended July 31, 2012
Zales	9	20	639
Outlet	1	1	132
Peoples	—	1	147
Gordon's	—	21	147
Mappins	—	6	59
Piercing Pagoda	2	14	654

	12	63	1,778

Year Ended July 31, 2011
Zales	1	26	650
Outlet	2	6	132
Peoples	1	—	148
Gordon's	—	24	168
Mappins	—	3	65
Piercing Pagoda	7	13	666

	11	72	1,829

        The following table presents Fine Jewelry's merchandise mix for the periods indicated (excludes repair sales, revenue recognized from warranties and insurance premiums related to credit insurance).

	Year Ended July 31,
	2013	2012	2011
Diamond jewelry	68%	68%	68%
Gold and silver jewelry, including beads	15	15	14
Watches	4	4	5
Other	13	13	13

	100%	100%	100%

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

Exclusive, Branded Merchandise

        We believe that offering exclusive, branded merchandise to our guests raises the profile of our brands and helps to drive sales. Such merchandise also has significantly less exposure to competitive discounting. Our exclusive, branded merchandise includes our Vera Wang LOVE collection and our Celebration Diamond Collection™. The Vera Wang LOVE collection is designed by the most recognizable name in the wedding business, Vera Wang, and includes diamond engagement rings, wedding bands and diamond solitaires. As a result of the success of this merchandise, we intend to expand the collection during the fiscal year 2014 Holiday season. In fiscal year 2013, we reintroduced our Celebration Diamond Collection™, which consists of diamond jewelry that has been expertly cut to maximize its brilliance and beauty. The Celebration Diamond Collection™ offers a good, better and best selection of engagement rings and diamond solitaires with the Celebration 102™, Celebration Grand™ and Celebration Fire™ product lines. During fiscal year 2013, revenue associated with our exclusive, branded merchandise increased to 11 percent of Fine Jewelry's revenue, compared to 8 percent in the prior year. We expect to increase our exclusive, branded collections to over 13 percent of Fine Jewelry's revenue in fiscal year 2014.

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

        Each of our stores is led by a store manager who is responsible for store-level operations, including overall store sales, store profitability and personnel matters. Administrative functions, including purchasing, distribution and payroll, are delivered from the corporate level to maintain efficiency and lower operating costs. To protect the investment in our fine jewelry, all stores also offer protection plans to our guests that provide extended warranty coverage that may be purchased at the guest's option, and competitive return and exchange policies. We also offer repair services to guests who do not purchase warranty coverage. To facilitate sales, we offer a layaway program, generally requiring a deposit of not less than 10 percent of the purchase price at the inception of the layaway transaction.

        We believe it is important to provide knowledgeable and responsive guest service and we maintain a strong focus on connecting with the guest, both through our marketing and in-store communications and service. Our goal is to form and sustain an effective relationship with the guest from the first sale. We maintain a centralized customer service center to deliver efficient and effective service to our guests.

        We consistently focus on the level and frequency of our employee education and training programs, particularly with store managers and jewelry consultants. We provide selling and merchandise product training for all store personnel. We continue to utilize our Engage training program to ensure our jewelry consultants across all brands provide a consistent guest experience. We offer Diamond Council of America ("DCA") training to our store managers, district managers, regional directors and full-time jewelry consultants to provide a more in-depth understanding of the technical aspects of selling diamonds. At July 31, 2013, 76 percent of our eligible full-time store personnel were DCA certified compared to 62 percent last year.

Purchasing and Inventory

        We purchase the majority of our merchandise in finished form from a network of established suppliers and manufacturers located primarily in the United States, India, Southeast Asia and Italy. We purchase products from 28 countries and operate a manufacturing subsidiary that is our largest supplier of finished products. At the end of fiscal year 2013, approximately 16 percent of our total inventory represented raw materials and finished goods in our distribution centers. All purchasing is done through buying offices at our corporate headquarters ("Store Support Center"). Consignment inventory has historically consisted of test programs, merchandise at higher price points or merchandise that otherwise does not warrant the risk of ownership. We had $149.1 million and $118.4 million of consignment inventory on hand at July 31, 2013 and 2012, respectively. During both fiscal years 2013 and 2012, we purchased approximately 22 percent of our finished merchandise from our top five vendors (excluding finished merchandise produced by our manufacturing subsidiary) with no single vendor exceeding ten percent. If our supply with these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

        In fiscal year 2013, we began a comprehensive, multi-year program to review all aspects of merchandise sourcing including optimization of make-or-buy alternatives, more efficient diamond sourcing and an assessment of standard vendor payment terms. We expect to begin realizing benefits from this initiative in fiscal year 2014, with acceleration of those benefits in fiscal year 2015.

        We maintain stringent inventory control systems, extensive security systems and loss prevention procedures to minimize inventory losses. We screen employment applicants and provide our store personnel with training in loss prevention. Despite such precautions, we experience theft losses from time to time, and maintain insurance to cover significant external losses.

        As a specialty retail jeweler, we are affected by industry-wide fluctuations in the prices of diamonds, gold, silver and other metals and stones. The supply and prices of diamonds in the principal world markets are significantly influenced by a single entity, Diamond Trading Company ("DTC"), a subsidiary of the De Beers group, which has traditionally controlled the sale of a substantial percentage of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The availability of diamonds to the DTC and our suppliers is to some extent dependent on the political environment in diamond-producing countries and on continuation of prevailing supply of rough diamonds. Any sustained interruption in the supply of diamonds could adversely affect us and the retail jewelry industry as a whole. The inverse is true with respect to any oversupply from diamond-producing countries, which could cause diamond prices to fall.

Customer Credit Programs

        Our customer credit programs facilitate the sale of merchandise to guests who wish to finance their purchases rather than use cash or other payment sources. We offer revolving and interest free credit plans under our private label credit card programs, in conjunction with other alternative finance vehicles that allow our jewelry consultants to provide the guest with a variety of financing options. Approximately 35 percent of our U.S. sales were financed by customer credit in both fiscal years 2013 and 2012. Our Canadian propriety credit card sales represented approximately 18 percent and 19 percent of Canadian sales for fiscal years 2013 and 2012, respectively.

        In September 2010, we entered into a five-year agreement to amend and restate various terms of the March 2001 Merchant Services Agreement with Citibank, to provide financing for our U.S. guests beginning October 1, 2010. Citibank issues private label credit cards branded with an appropriate trademark, and provides financing for our U.S. guests to purchase merchandise in exchange for payment by us of a merchant fee based on a percentage of each credit card sale. The merchant fee varies according to the credit plan that is chosen by the guest (i.e., revolving, interest free). The agreement also enables us to write credit insurance. In July 2013, the Company provided written notice to Citibank of its intent not to renew the agreement upon expiration in October 2015.

        On July 9, 2013, we entered into a Private Label Credit Card Program Agreement (the "ADS Agreement") with an affiliate of Alliance Data Systems Corporation ("ADS") to provide financing to our U.S. guests to purchase merchandise through private label credit cards beginning no later than October 1, 2015. In addition, ADS will provide marketing, analytical and technical services and has the option to participate in certain special financing programs prior to the commencement of the agreement. The ADS Agreement will replace our current agreement with Citibank which expires on October 1, 2015.

        In May 2010, we entered into a five-year Private Label Credit Card Program Agreement with TDFS to provide financing for our Canadian guests to purchase merchandise through private label credit cards beginning July 1, 2010. The agreement with TDFS replaced the agreement with Citi Cards Canada Inc., which expired on June 30, 2010.

        We also enter into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank. During fiscal year 2013, we expanded our alternate credit program by entering into an agreement with Genesis Financial Solutions, Inc. to provide additional financing options to our U.S. guests.

Employees

        As of July 31, 2013, we had approximately 11,900 employees, of whom approximately 13 percent were Canadian employees and less than one percent of whom were represented by unions. In addition, we typically hire temporary employees during November and December of each year, the Holiday season.

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

Information Technology

        Our technology systems provide information necessary for: (i) store operations; (ii) inventory control; (iii) profitability monitoring; (iv) customer service; (v) expense control programs; and (vi) overall management decision support. Significant data processing systems include point-of-sale reporting, purchase order management, replenishment, warehouse management, merchandise planning and control, payroll, general ledger, sales audit and accounts payable. Bar code ticketing and scanning are used at all point-of-sale terminals to ensure accurate sales and margin data compilation and to provide for inventory control monitoring. Information is made available online to merchandising staff on a timely basis, thereby increasing the merchants' ability to be responsive to changes in guest behavior. In fiscal year 2013, we began an initiative to enhance store productivity through upgrades in information technology in our Fine Jewelry stores. The upgrades include new point-of-sale hardware and software and improved connectivity in our stores. We believe this technology will improve the guest experience and the efficiency of our communication and training to our stores. Investment in the digital environment such as websites and social media further adds to the guest's shopping choices.

        Our information technology systems and processes allow management to monitor, review and control operational performance on a daily, monthly, quarterly and annual basis for each store and each transaction. Senior management can review and analyze activity by store, amount of sale, terms of sale or employees who sell the merchandise.

        We have an operations services agreement with a third party for the management of our client server systems, local area network operations, wide area network management and technical support. The agreement commenced in June 2010 and requires fixed payments totaling $34.5 million over a 74-month period plus a variable amount based on usage. We believe that by outsourcing our data center operations, we are better able to focus our resources on developing and executing our strategic initiatives.

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

        The sale of insurance products is also regulated. Our wholly-owned insurance companies are required to file reports with various insurance commissions, and are also subject to regulations relating to capital adequacy, the payment of dividends and the operation of their businesses generally. State laws also impose registration and disclosure obligations with respect to the credit and other insurance products that we sell to our guests. In addition, the providers of our private label credit programs are subject to disclosure and other requirements under state and federal law and are subject to review by the Federal Trade Commission and the state and federal banking regulators. The sale of certain warranty products are also regulated by state laws that impose registration and disclosure obligations with respect to warranty products that we sell to our guests.

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

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in this Annual Report on Form 10-K and in other reports we file with the SEC. In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan (including expectations for earnings, comparable store sales, gross margin, selling, general and administrative expenses, operating margin, interest expense, income tax expense and capital expenditures for fiscal year 2014), merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, ecommerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

        Declining confidence in either the U.S. or Canadian economies where we are active could adversely affect consumers' ability and willingness to purchase our products in those regions. Should either of these economies suffer a serious economic downturn, it could have a material and adverse effect on our business and financial condition.

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

        The supply and price of diamonds in the principal world market are significantly influenced by the DTC, which has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The DTC's share of the diamond supply chain has decreased over recent years, which may result in more volatility in rough diamond prices. The availability of diamonds also is somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on our business.

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

        In August 2012, the SEC issued rules that require companies that manufacture products using certain minerals, including gold, to determine whether those minerals originated in the DRC or adjoining countries. If the minerals originate in the DRC, or if companies are not able to establish where they originated, extensive disclosure regarding the sources of those minerals, and in some instances an independent audit of the supply chain, is required. The costs of complying with the new rules are not expected to be material. The Company will be required to file its first disclosure report by May 31, 2014 for the calendar year ending December 31, 2013.

        There may also be reputational risks with guests and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin for the relevant metals. Also, if the responses of portions of our supply chain to the verification requests are adverse, it may harm our ability to obtain merchandise and add to compliance costs. Other minerals, such as diamonds, could be added to those currently covered by these rules.

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

         Omnichannel retailing is rapidly evolving and our inability to keep pace with consumer preferences and expectations could adversely affect our financial performance.

        Our guests are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and online for our products. There are various risks relating to omnichannel retailing, including the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy and increased competition. If we are unable to timely and appropriately respond to these risks, including through maintenance of customer service and guest relationships, demand for our products and services and our financial performance could be adversely affected. Further, governmental regulation of internet-based commerce continues to evolve in areas such as taxation, privacy, data protection and mobile communications. Unfavorable changes to regulations in these areas could have a negative effect on our business.

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

         Any inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.

        In specialty jewelry retailing, the level and quality of customer service is a key competitive factor as nearly every in-store transaction involves the sales associate taking a piece of jewelry or a watch out of a display case and presenting it to the potential guest. Competition for suitable individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Therefore an inability to recruit, train, motivate and retain suitably qualified sales associates could adversely impact sales and earnings.

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

        We rely on third party credit providers to provide financing for our guests to purchase merchandise and credit insurance through private label credit cards. Any disruption in, or changes to, our credit card agreements could adversely affect our sales and earnings.

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

        We utilize a revolving credit agreement to finance our working capital requirements, including the purchase of inventory, among other things. If our ability to obtain the financing needed to meet these requirements was adversely impacted as a result of a deterioration in the credit markets, our business could be significantly impacted. In addition, the amount of available borrowings under our revolving credit agreement is based, in part, on the appraised liquidation value of our inventory. Any declines in the appraised value of our inventory could impact our ability to obtain the financing necessary to operate our business.

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

        We have made significant acquisitions and dispositions in the past and may in the future make additional acquisitions and dispositions. Difficulty integrating an acquisition into our existing infrastructure and operations may cause us to fail to realize expected return on investment through revenue increases, cost savings, increases in geographic or product presence and guest reach or other projected benefits from the acquisition. In addition, we may not achieve anticipated cost savings or may be unable to find attractive investment opportunities for funds received in connection with a disposition. Additionally, attractive acquisition or disposition opportunities may not be available at the time or pursuant to terms acceptable to us and we may be unable to complete the acquisition or disposition.

         Our net operating loss carryforwards could be subject to limitations under the Internal Revenue Code.

        If we were to experience an "ownership change" under Section 382 of the Internal Revenue Code, our net operating loss carryforwards ("NOLs") would be subject to annual limitations that could impact the timing of the utilization of our NOLs as well as our ability to fully utilize our NOLs prior to their expiration. The determination of whether an ownership change has occurred is complex and depends upon a number of factors, including new issuances of shares by the Company and purchases and sales of shares by large stockholders, including the exercise of the outstanding warrants.

         Litigation and claims can adversely impact us.

        We are involved in various legal proceedings as part of the normal course of our business. Where appropriate, we establish reserves based on management's best estimates of our potential liability in these matters. While management believes that all current litigation and claims will be resolved without material effect on our financial position or results of operations, as with all litigation it is possible that there will be a significant adverse outcome.

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

         Changes in estimates related to the recognition of revenue associated with lifetime warranty sales could significantly affect our financial results.

        We recognize revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely affect our revenues and earnings.

         Additional factors may adversely affect our financial performance.

        Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations (such as the Patient Protection and Affordable Care Act), may negatively impact our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease a 430,000 square foot facility, which serves as our corporate headquarters and primary distribution facility. The lease for this facility extends through March 2018. The facility is located in Las Colinas, a planned business development in Irving, Texas, near the Dallas/Fort Worth International Airport. Our Canadian distribution operation is conducted in a leased 26,000 square foot facility in Toronto, Ontario. The lease expires in November 2014 and has a five-year renewal option.

        We rent our store retail space under leases that generally range in terms from 5 to 10 years and may contain minimum rent escalation clauses, while kiosk leases generally range from 3 to 5 years. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and merchants association dues, as well as percentage rents based on the store's gross sales. In fiscal year 2013, most of our stores and kiosks only made base rental payments.

        We lease 21 percent of our store and kiosk locations from Simon Property Group and 11 percent of our store and kiosk locations from General Growth Management, Inc. No other lessor accounts for 10 percent or more of our store and kiosk locations. No store lease is individually material to our U.S. or Canadian operations.

        The following table indicates the expiration dates of our leases as of July 31, 2013:

Term Expires (Fiscal Year)	Stores	Kiosks	Other(a)	Total	Percentage of Total
2014	235	173	—	408	24.0%
2015	182	226	1	409	24.1
2016	156	74	—	230	13.6
2017	170	40	—	210	12.4
2018 and thereafter	321	117	2	440	25.9

	1,064	630	3	1,697	100.0%

(a)
Other includes the Store Support Center, Canada distribution center and storage facilities.

        Management believes that substantially all of the store leases expiring in fiscal year 2014 that it wishes to renew (including leases which expired earlier and are currently being operated under month-to-month extensions) will be renewed. We expect that leases will be renewed on terms not materially different than the terms of the expiring or expired leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

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

Name	Age	Position
Executive Officers
Theo Killion	62	Chief Executive Officer
Matthew W. Appel	57	Chief Administrative Officer
Gilbert P. Hollander	60	Executive Vice President, Chief Merchant and Sourcing Officer
Richard A. Lennox	48	Executive Vice President, Chief Marketing Officer
Thomas A. Haubenstricker	51	Senior Vice President, Chief Financial Officer
Other Officers
Jeannie Barsam	52	Senior Vice President, Merchandise Planning and Allocation
Ken Brumfield	49	Senior Vice President, Financial Products
Brad Furry	54	Senior Vice President, Chief Information Officer
Richard J. Golden	48	Senior Vice President, Real Estate
John A. Legg	52	Senior Vice President, Supply Chain
Becky Mick	51	Senior Vice President, Chief Stores Officer
Toyin Ogun	53	Senior Vice President, Human Resources
Jamie Singleton	52	Senior Vice President and General Manager of Piercing Pagoda
Bridgett Zeterberg	49	Senior Vice President, General Counsel and Secretary

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

        Mr. Ken Brumfield has served as Senior Vice President, Financial Products since February 2012. He served as Vice President of Financial Products from May 2011 to January 2012 and as Vice President of Credit from September 2010 to April 2011. Prior to joining the Company, Mr. Brumfield served as Director of Sales at Alliance Data Systems, Inc. from September 2003 through September 2010. From November 1997 to September 2003, Mr. Brumfield served as Senior Vice President of Credit Services at Stage Stores, Inc. From September 1986 to November 1997, Mr. Brumfield held various management positions with Zale Corporation.

        Mr. Brad Furry was appointed Senior Vice President, Chief Information Officer effective September 2011. Prior to joining the Company, Mr. Furry served as Vice President of Enterprise Services at The Neiman Marcus Group from December 2009 to September 2011. From March 1990 to December 2009, Mr. Furry held various Information Technology management positions with The Neiman Marcus Group.

        Mr. Richard J. Golden was appointed Senior Vice President, Real Estate in May 2013. Prior to joining the Company, Mr. Golden served as Managing Partner of the R. Golden Group from August 2012 to April 2013 providing real estate consulting services to Private Equity and Venture Capital groups. From September 2008 to August 2012, Mr. Golden served as Director of Real Estate at HEB Grocery Company. From January 2005 to September 2008, Mr. Golden served as Senior Vice President of Real Estate at Designer Shoe Warehouse ("DSW"). Prior to DSW, Mr. Golden served as a Vice President of Real Estate at Gap Inc. from 1992 to 2004.

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

        Mr. Toyin Ogun was appointed Senior Vice President, Human Resources in March 2011. Prior to joining the Company, Mr. Ogun served as Vice President, Human Resources of L.L. Bean, Inc. from October 2009 to March 2010. Mr. Ogun served as Senior Vice President and Chief Talent Officer of Sears Holdings from August 2007 to August 2009. Prior to Sears Holdings, Mr. Ogun held various senior management positions with Limited Brands, Inc. from February 1998 to August 2007.

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

        Mrs. Bridgett Zeterberg was appointed Senior Vice President, General Counsel and Secretary in July 2013. She served as Vice President, General Counsel and Secretary from February 2012 to July 2013 and as Associate General Counsel from September 2011 to February 2012. From September 2010 to September 2011, Mrs. Zeterberg served as a Senior Attorney of the Company. Prior to joining the Company, Mrs. Zeterberg served in various Director and Vice President positions in the legal and human resource functions of Accor North America from January 1995 to December 2009.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange under the symbol "ZLC." The following table sets forth the high and low closing prices as reported on the NYSE for our common stock for each fiscal quarter during the two most recent fiscal years.

	2013		2012
	High	Low	High	Low
First	$7.31	$3.02	$6.16	$2.26
Second	$7.50	$3.93	$4.01	$2.83
Third	$5.12	$3.81	$3.47	$2.57
Fourth	$9.68	$4.36	$3.16	$2.20

        As of September 23, 2013, the Company's outstanding shares of common stock were held by approximately 417 holders of record. We have not paid dividends on the common stock since its initial issuance on July 30, 1993, and do not anticipate paying dividends on the common stock in the foreseeable future. In addition, our revolving credit agreement and our senior secured term loan limit our ability to pay dividends or repurchase our common stock. The Company has the right to pay dividends if, after giving effect to the dividend payment, the Company satisfies: (i) a minimum pro forma borrowing availability requirement equal to the lesser of 17.5 percent of the aggregate commitments or the aggregate borrowing base under the revolving credit agreement and (ii) a minimum pro forma fixed charge coverage ratio of 1.1. At July 31, 2013, we had borrowing availability under the terms of the revolving credit agreement of approximately $242 million and a fixed charge coverage ratio of 2.72. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Long-Term Debt" for additional information related to our revolving credit agreement and senior secured term loan.

Corporate Performance Graph

        The following graph shows a comparison of cumulative total returns for the Company, the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index for the period from July 31, 2008 to July 31, 2013. The comparison assumes $100 was invested on July 31, 2008 in the Company's common stock and in each of the three indices and, for the S&P 500 Index, the S&P 600 Specialty Store Index and the S&P 600 Smallcap Index, assumes reinvestment of dividends. The Company has not paid any dividends during this period.

	7/31/2008	1/31/2009	7/31/2009	1/31/2010	7/31/2010	1/31/2011	7/31/2011	1/31/2012	7/31/2012	1/31/2013	7/31/2013
Zale Corporation	$100.00	$5.61	$26.76	$9.86	$7.96	$21.11	$25.36	$12.88	$13.65	$22.24	$41.95
S&P 500	100.00	66.05	80.04	87.94	91.11	107.45	109.02	111.98	118.97	130.77	148.72
S&P Smallcap 600	100.00	63.45	80.73	88.18	96.21	115.46	119.99	124.11	124.78	143.29	168.17
S&P 600 Specialty Store	100.00	54.89	96.47	112.22	126.87	163.88	159.74	156.87	206.73	253.46	262.72

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by our consolidated financial statements (and the related notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data and balance sheet data for each of the fiscal years ended July 31, 2013, 2012, 2011, 2010 and 2009 has been derived from our audited consolidated financial statements. During fiscal year 2008, we sold Bailey Banks & Biddle. As a result, their operations are reflected as discontinued operations in the following consolidated statements of operations. All amounts in the following table are in thousands, except per share amounts.

	Year Ended July 31,
	2013	2012	2011	2010	2009
Revenues(a)	$1,888,016	$1,866,878	$1,742,563	$1,616,305	$1,779,744
Cost of sales(b)	903,602	905,613	862,468	802,172	948,572

Gross margin	984,414	961,265	880,095	814,133	831,172
Selling, general and administrative	916,274	902,287	859,588	846,205	934,249
Depreciation and amortization	33,770	37,887	41,326	50,005	58,947
Other (gains) charges(c)	(748)	1,973	7,047	33,370	46,940

Operating earnings (loss)	35,118	19,118	(27,866)	(115,447)	(208,964)
Interest expense(d)	23,182	44,649	82,619	15,657	10,399
Other gains(e)	—	—	—	(6,564)	—

Earnings (loss) before income taxes	11,936	(25,531)	(110,485)	(124,540)	(219,363)
Income tax expense (benefit)	1,924	1,365	1,557	(28,750)	(53,015)

Earnings (loss) from continuing operations	10,012	(26,896)	(112,042)	(95,790)	(166,348)
Earnings (loss) from discontinued operations, net of taxes	—	(414)	(264)	2,118	(23,155)

Net earnings (loss)	$10,012	$(27,310)	$(112,306)	$(93,672)	$(189,503)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.31	$(0.84)	$(3.49)	$(2.99)	$(5.21)
Earnings (loss) from discontinued operations	—	(0.01)	(0.01)	0.07	(0.73)

Net earnings (loss) per share	$0.31	$(0.85)	$(3.50)	$(2.92)	$(5.94)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.24	$(0.84)	$(3.49)	$(2.99)	$(5.21)
Earnings (loss) from discontinued operations	—	(0.01)	(0.01)	0.07	(0.73)

Net earnings (loss) per share	$0.24	$(0.85)	$(3.50)	$(2.92)	$(5.94)

Weighted-average number of common shares outstanding:
Basic	32,429	32,196	32,129	32,062	31,899
Diluted	40,958	32,196	32,129	32,062	31,899
Balance Sheet Data:
Working capital	$427,536	$425,623	$399,553	$372,109	$460,885
Total assets	1,187,255	1,180,468	1,188,758	1,171,278	1,230,972
Long-term debt	410,050	452,908	395,454	284,684	310,500
Total stockholders' investment	185,329	178,936	212,827	308,020	373,793

(a)
Prior to fiscal year 2012, the Company recognized revenues from lifetime warranties on a straight-line basis. During the first quarter of fiscal year 2012, we began recognizing revenues related to lifetime warranty sales in proportion to when the expected costs will be incurred. Fiscal year 2012 revenues include a $34.9 million adjustment resulting from the change in revenue recognition related to lifetime warranties. See Note 19 to our consolidated financial statements for additional information.

(b)
In fiscal year 2009, cost of sales includes a charge of $13.5 million related to inventory impairments.

(c)
Fiscal years 2013, 2012, 2011 and 2010 includes $1.4 million, $2.0 million, $7.0 million and $33.4 million related to costs associated with store closures and store impairments, respectively. Fiscal year 2013 includes a gain totaling $2.2 million related to the De Beers group settlement. Fiscal year 2009 includes $46.9 million related to costs associated with store closures, store impairments and goodwill impairments.

(d)
Fiscal year 2012 includes costs incurred related to the debt refinancing transactions completed in July 2012 totaling $5.0 million. Fiscal year 2011 includes a charge of $45.8 million associated with an amendment to our senior secured term loan in September 2010.

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

	Year Ended July 31,
Selected Financial Data by Segment	2013	2012	2011	2010	2009
Revenues:
Fine Jewelry(a)	$1,637,359	$1,617,684	$1,493,294	$1,379,695	$1,535,626
Kiosk	239,722	238,692	239,231	226,187	232,809
All Other	10,935	10,502	10,038	10,423	11,309

Total revenues	$1,888,016	$1,866,878	$1,742,563	$1,616,305	$1,779,744

Depreciation and amortization:
Fine Jewelry	$22,230	$23,924	$28,009	$35,558	$42,407
Kiosk	2,694	3,153	3,361	4,120	4,899
All Other	—	—	—	—	—
Unallocated	8,846	10,810	9,956	10,327	11,641

Total depreciation and amortization	$33,770	$37,887	$41,326	$50,005	$58,947

Operating earnings (loss):
Fine Jewelry(b)	$49,112	$31,464	$(15,875)	$(83,630)	$(192,683)
Kiosk(c)	15,915	14,850	15,270	13,133	2,465
All Other	5,226	5,091	5,184	3,543	5,706
Unallocated(d)	(35,135)	(32,287)	(32,445)	(48,493)	(24,452)

Total operating earnings (loss)	$35,118	$19,118	$(27,866)	$(115,447)	$(208,964)

Assets(e):
Fine Jewelry(f)	$852,308	$821,427	$807,771	$820,353	$868,227
Kiosk	73,975	85,828	85,999	85,631	107,457
All Other	27,725	38,110	40,406	33,643	24,842
Unallocated	233,247	235,103	254,582	231,651	230,446

Total assets	$1,187,255	$1,180,468	$1,188,758	$1,171,278	$1,230,972

Capital expenditures:
Fine Jewelry	$16,513	$13,843	$8,818	$9,945	$18,702
Kiosk	546	—	—	—	420
All Other	—	—	—	—	—
Unallocated	5,970	5,932	6,497	4,705	9,235

Total capital expenditures	$23,029	$19,775	$15,315	$14,650	$28,357

(a)
Includes $316.9, $313.0, $298.1, $260.7 and $256.7 million in fiscal years 2013, 2012, 2011, 2010 and 2009, respectively, related to foreign operations. In addition, fiscal year 2012 includes a $34.9 million adjustment as a result of a change in the revenue recognition related to lifetime warranties.

(b)
Includes $1.4, $2.0, $7.0 and $32.3 million in fiscal years 2013, 2012, 2011 and 2010, respectively, related to charges associated with store closures and store impairments. Fiscal year 2009 includes $46.5 million related to charges associated with store closures, store impairments and goodwill impairments. Fiscal year 2009 also includes $13.5 million related to an inventory impairment charge. In addition, fiscal year 2012 includes $34.9 million of additional earnings as a result of a change in the revenue recognition related to lifetime warranties.

(c)
Includes $1.1 million in fiscal year 2010 related to charges associated with store impairments. Fiscal 2009 includes $0.4 million related to costs associated with store closures.

(d)
Includes credits of $63.4, $58.9, $50.8, $55.5 and $60.1 million in fiscal years 2013, 2012, 2011, 2010 and 2009, respectively, to offset internal carrying costs charged to the segments. Fiscal year 2013 also includes a gain totaling $2.2 million related to the De Beers group settlement.

(e)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(f)
Includes $31.2, 31.3, $33.4, $35.4 and $40.6 million of fixed assets in fiscal years 2013, 2012, 2011, 2010 and 2009, respectively, related to foreign operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For important information regarding forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see "Item 1A—Risk Factors."

Overview of Fiscal Year 2013

        We are a leading specialty retailer of fine jewelry in North America. At July 31, 2013, we operated 1,064 fine jewelry stores and 630 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

        We report our business under three operating segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of our three core national brands, Zales Jewelers®, Zales Outlet® and Peoples Jewellers® and our two regional brands, Gordon's Jewelers® and Mappins Jewellers®. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. These five brands have been aggregated into one reportable segment. Kiosk Jewelry operates under the brand names Piercing Pagoda®, Plumb Gold™, and Silver and Gold Connection® through mall-based kiosks and is focused on the opening price point guest. Kiosk Jewelry specializes in gold, silver and non-precious metal products that capitalize on the latest fashion trends. All Other includes our insurance and reinsurance operations, which offer insurance coverage primarily to our private label credit card guests.

        Comparable store sales increased by 3.3 percent during fiscal year 2013. At constant exchange rates, which excludes the effect of translating Canadian currency denominated sales into U.S. dollars, comparable store sales increased by 3.1 percent during fiscal year 2013. Gross margin increased by 60 basis points to 52.1 percent for the fiscal year ended July 31, 2013 compared to the prior year. The increase is primarily due to the relatively stable commodity cost environment compared to the prior year resulting in a lower last-in, first-out ("LIFO") inventory charge. Net earnings for fiscal year 2013 were $10.0 million compared to a net loss of $27.3 million in the prior year. The $37.3 million improvement is primarily the result of an increase in gross margin and a $21.5 million decrease in interest expense, partially offset by a $14.0 million increase in selling, general and administrative expense ("SG&A").

        Revenues associated with warranties totaled $147.4 million during fiscal year 2013 compared to $146.8 million in the prior year. The increase in fiscal year 2013 is primarily due to higher warranty cash sales compared to the prior year. Gross margin associated with warranties totaled $120.1 million during fiscal year 2013 compared to $120.8 million in the prior year.

        In fiscal year 2013, we achieved several important milestones and continued to take steps that we believe will generate significant financial improvement and increase shareholder value, including:

  •
  improved net earnings by $37.3 million to $10.0 million, achieving our goal of generating positive net earnings for the first time since fiscal year 2008;

  •
  increased the mix of our exclusive, branded merchandise to 11 percent of Fine Jewelry's revenues in fiscal year 2013, compared to 8 percent in the prior year;

  •
  launched a multi-year sourcing initiative as a catalyst to achieving future gross margin improvement;

  •
  signed a multi-year Private Label Credit Card Program agreement with Alliance Data Systems Corporation ("ADS") to provide private label credit card financing for our U.S. guests at significantly lower merchant fees, while also providing key marketing, analytical and technical services designed to generate sales and enhance brand affinity;

  •
  reduced our outstanding debt balance by $43 million;

  •
  continued to expand our omnichannel business model to provide guests access to our brands wherever and whenever they choose through webstores, mobile devices, social media and traditional stores; and

  •
  strengthened the stewardship of the Company by appointing Terry Burman Chairman of our Board of Directors.

Outlook for Fiscal Year 2014

        In fiscal year 2014, we will continue to invest in the business to drive profitable growth and increase shareholder value. We expect to achieve this growth as a result of:

  •
  an increase in revenues driven by positive comparable store sales in our Zales and Peoples brands and the growth of our exclusive, branded merchandise;

  •
  gross margin improvement related primarily to benefits from the sourcing initiative launched in fiscal year 2013 and a more favorable commodity cost environment;

  •
  slightly higher selling, general and administrative expenses, as a percent of revenues, due to initiatives targeted at driving future revenue growth;

  •
  an improvement in operating margin of 50 basis points or more;

  •
  interest expense consistent with fiscal year 2013; and

  •
  income tax expense of $2 million to $3 million.

        We anticipate capital expenditures will be between $40 million and $45 million in fiscal year 2014. The increase in capital expenditures compared to the $23 million spent in fiscal year 2013 is primarily the result of new store openings, refurbishment of existing stores, upgrades to our point-of-sale hardware and software and improved connectivity in our stores. We expect net store closures in fiscal year 2014 of 50 to 55 locations, primarily in Gordon's and Mappins. The closures are expected to impact total revenues by approximately 250 basis points.

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

        The following table presents comparable store sales for each of our brands for the periods indicated.

	Year Ended July 31,
Comparable Store Sales	2013	2012	2011
Zales	4.9%	11.0%	8.4%
Outlet	3.3%	9.6%	8.8%
Peoples	5.7%	4.3%	14.0%
Gordon's	(3.6)%	1.7%	3.6%
Mappins	(6.7)%	(1.5)%	11.9%
Piercing Pagoda	1.3%	(1.0)%	3.6%
Total Company	3.3%	6.9%	8.1%
Comparable Store Sales (in constant currency)
Peoples	4.8%	5.9%	7.9%
Mappins	(7.5)%	0.1%	5.9%

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

        The following table reconciles EBITDA to earnings (loss) from continuing operations as presented in our consolidated statements of operations:

	Year Ended July 31,
	2013	2012	2011
Earnings (loss) from continuing operations	$10,012	$(26,896)	$(112,042)
Depreciation and amortization	33,770	37,887	41,326
Interest expense	23,182	44,649	82,619
Income tax expense	1,924	1,365	1,557

EBITDA	$68,888	$57,005	$13,460

Results of Operations

        The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of total revenues and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended July 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of sales	47.9	48.5	49.5

Gross margin	52.1	51.5	50.5
Selling, general and administrative	48.5	48.3	49.3
Depreciation and amortization	1.8	2.0	2.4
Other (gains) charges	—	0.1	0.4

Operating earnings (loss)	1.9	1.0	(1.6)
Interest expense	1.2	2.4	4.7

Earnings (loss) before income taxes	0.6	(1.4)	(6.3)
Income tax expense	0.1	0.1	0.1

Earnings (loss) from continuing operations	0.5	(1.5)	(6.4)
Loss from discontinued operations, net of taxes	—	—	—

Net earnings (loss)	0.5%	(1.5)%	(6.4)%

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

        Revenues.    Revenues for fiscal year 2013 were $1,888.0 million, an increase of 1.1 percent compared to revenues of $1,866.9 million in the prior year. Comparable store sales increased 3.3 percent as compared to the prior year. The increase in comparable store sales was attributable to a 3.2 percent increase in the average price per unit and a 2.4 percent increase in the number of units sold in our bridal product lines, partially offset by a decrease in the number of units sold in Fine Jewelry's core fashion product lines. The increase was partially offset by a decrease in revenues related to 84 store closures since July 31, 2012 (net of store openings).

        Fine Jewelry contributed $1,637.4 million of revenues in the fiscal year ended July 31, 2013, an increase of 1.2 percent as compared to $1,617.7 million in the prior year.

        Kiosk Jewelry contributed $239.7 million of revenues in the fiscal year ended July 31, 2013, an increase of 0.4 percent compared to $238.7 million in the prior year. The increase in revenues is due to a 4.5 percent increase in the average price per unit, partially offset by a 2.9 percent decrease in the number of units sold. The increase was partially offset by a decrease in revenues related to 24 kiosk closures since July 31, 2012 (net of openings).

        All Other contributed $10.9 million in revenues for the fiscal year ended July 31, 2013, an increase of 4.1 percent compared to $10.5 million in the prior year.

        During the fiscal year ended July 31, 2013, we closed 61 stores in Fine Jewelry and 36 locations in Kiosk Jewelry. In addition, we opened one store in Fine Jewelry and 12 locations in Kiosk Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 52.1 percent of revenues for the year ended July 31, 2013, compared to 51.5 percent in the prior year. The 60 basis point improvement is due primarily to the relatively stable commodity cost environment compared to the prior year resulting in a lower LIFO inventory charge.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 48.5 percent of revenues for the year ended July 31, 2013, compared to 48.3 percent in the prior year. SG&A increased by $14.0 million to $916.3 million for the year ended July 31, 2013. The increase is related to a $24.9 million increase in costs associated primarily with performance-based compensation related to improved earnings, initiatives involving merchandise sourcing and training, consulting fees and our special events program that began in the second quarter of the prior year. The increase was partially offset by a $10.9 million decrease in promotional costs, including $2.9 million related to production costs.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the year ended July 31, 2013 and 2012 was 1.8 percent and 2.0 percent, respectively. The decrease is primarily related to 84 stores closed (net of store openings) during fiscal year 2013 and an increase in the number of fully depreciated assets compared to the prior year, partially offset by additional capital expenditures.

        Other (Gains) Charges.    Other gains for the year ended July 31, 2013 includes proceeds totaling $2.2 million related to the De Beers settlement, partially offset by a $1.1 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.3 million charge associated with store closures. Other charges for the year ended July 31, 2012 includes a $1.8 million charge related to the impairment of long-lived assets associated with underperforming stores and a $0.2 million charge associated with store closures.

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2013 and 2012 was 1.2 percent and 2.4 percent, respectively. Interest expense decreased by $21.5 million to $23.2 million for the year ended July 31, 2013. The decrease is due primarily to the debt refinancing transactions completed in July 2012, which resulted in an effective interest rate of 3.8 percent for fiscal year 2013, compared to 7.4 percent in the prior year. In addition, interest expense in the prior year included a $5.0 million charge as a result of an amendment to the term loan in July 2012. The decrease was partially offset by an increase in the average borrowings in fiscal year 2013 compared to the prior year.

        Income Tax Expense.    Income tax expense totaled $1.9 million for the year ended July 31, 2013, compared to $1.4 million in the prior year. Income tax expense for the year ended July 31, 2013 is primarily associated with operating earnings related to our Canadian subsidiaries. Income tax expense for the year ended July 31, 2012 is primarily associated with operating earnings related to our Canadian subsidiaries, partially offset by the release of certain state tax reserves totaling $1.7 million.

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

        Revenues.    Revenues for fiscal year 2012 were $1,866.9 million, an increase of 7.1 percent compared to revenues of $1,742.6 million in the prior year. Comparable store sales increased 6.9 percent as compared to the prior year. The increase in comparable store sales was attributable to an 8.4 percent increase in the number of units sold in our fine jewelry stores, partially offset by a 0.5 percent decrease in the average price per unit. The increase in revenues was also due to a $49.9 million increase in revenues related to warranties, of which $34.9 million is the result of a change in revenue recognition related to lifetime warranties. The increase was partially offset by a decrease in revenues related to 51 store closures (net of store openings) during fiscal year 2012.

        Fine Jewelry contributed $1,617.7 million of revenues in the fiscal year ended July 31, 2012, an increase of 8.3 percent as compared to $1,493.3 million in the prior year.

        Kiosk Jewelry contributed $238.7 million of revenues in the fiscal year ended July 31, 2012, a decrease of 0.2 percent compared to $239.2 million in the prior year. The decrease in revenues is due to a 6.1 percent decrease in the number of units sold, partially offset by a 5.5 percent increase in average price per unit.

        All Other contributed $10.5 million in revenues for the fiscal year ended July 31, 2012, an increase of 4.6 percent compared to $10.0 million in the prior year.

        During the fiscal year ended July 31, 2012, we converted nine Gordon's stores to the Zales nameplate and one Zales store to the Zales Outlet nameplate in Fine Jewelry. We opened two locations in Kiosk Jewelry. In addition, we closed 49 stores in Fine Jewelry and 14 locations in Kiosk Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin increased by 100 basis points to 51.5 percent during fiscal year 2012. Gross margin compared to the prior year was impacted by a 90 basis point improvement resulting from a change in warranty revenue recognition and a 30 basis point LIFO inventory charge. Excluding these items, gross margin improved by 40 basis points as a result of an increase in retail prices and lower merchandise discounts, partially offset by an increase in the cost of merchandise.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 48.3 percent of revenues for the year ended July 31, 2012, compared to 49.3 percent in the prior year. SG&A increased by $42.7 million to $902.3 million for the year ended July 31, 2012. The increase is primarily the result of an $18.0 million increase in promotional costs, including production costs and marketing for the launch of proprietary products during the second quarter, an $11.1 million increase in labor costs to support increased sales, an $11.4 million increase in proprietary credit fees and a $3.1 million increase in professional fees. The increase was partially offset by a $3.6 million decrease in occupancy costs primarily related to 51 stores closed (net of store openings) during fiscal year 2012.

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

        Interest Expense.    Interest expense as a percent of revenues for the years ended July 31, 2012 and 2011 was 2.4 percent and 4.7 percent, respectively. Interest expense decreased by $38.0 million to $44.6 million for the year ended July 31, 2012. The decrease is the result of a $45.8 million charge recorded in the first quarter of fiscal year 2011 related to an amendment to the term loan on September 24, 2010, partially offset by a $5.0 million charge recorded in the fourth quarter of fiscal year 2012 as a result of an amendment to the term loan on July 24, 2012. Excluding these charges, interest expense increased $2.9 million due primarily to an increase in the average borrowings compared to the prior year.

        Income Tax Expense.    Income tax expense totaled $1.4 million for the year ended July 31, 2012, compared to $1.6 million in the prior year. Income tax expense for the year ended July 31, 2012 is primarily associated with operating earnings related to our Canadian subsidiaries, partially offset by the release of certain state tax reserves totaling $1.7 million. Income tax expense for the year ended July 31, 2011 is primarily associated with operating earnings related to our Canadian subsidiaries, partially offset by the recognition of a $4.6 million tax refund associated with the Worker, Homeownership and Business Assistance Act of 2009.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and distribution facilities, and debt service. Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At July 31, 2013, we had borrowing availability under the revolving credit agreement of approximately $242 million. The average vendor payment terms during the year ended July 31, 2013 and 2012 was approximately 56 days and 52 days, respectively. As of July 31, 2013, we had cash and cash equivalents totaling $17.1 million. We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

        Net cash provided by operating activities was $50.4 million for the year ended July 31, 2013, an improvement of $87.3 million compared to the net cash used in operating activities of $36.9 million in the prior year. The improvement is primarily the result of the $38.0 million commencement payment received related to the signing of the ADS Agreement in July 2013, a $20.8 million reduction in cash paid for interest and financing fees as a result of the debt refinancing transactions completed in July 2012, an increase in operating earnings and the timing of vendor payments. The improvement was partially offset by an increase in inventory.

        The Company had total outstanding debt of $410.1 million as of July 31, 2013, a decrease of $42.9 million compared to $452.9 million as of July 31, 2012. The decrease is primarily related to the $38.0 million commencement payment received associated with the signing of the Private Label Credit Card Program agreement with ADS in July 2013.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year. Other important selling periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Inventory owned at July 31, 2013 was $767.5 million, an increase of $25.8 million compared to July 31, 2012. The increase is primarily due to the expansion of our bridal and exclusive, branded merchandise collections into additional stores and higher merchandise cost, partially offset by the impact of 84 store closures since July 31, 2012 (net of store openings).

  Amended and Restated Revolving Credit Agreement

        On July 24, 2012, we amended and restated our revolving credit agreement (the "Amended Credit Agreement") with Bank of America, N.A. and certain other lenders. The Amended Credit Agreement totals $665 million, including a $15 million first-in, last-out facility (the "FILO Facility"), and matures in July 2017. Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables. Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million. The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 69 to 72 percent for the period of August through September 2013, 81 to 83 percent for the period of October through December 2013 and 68 to 73 percent for the period of January through July 2014.

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

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps will replace the one-month LIBOR with the fixed interest rates shown in the table below and will be settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values will be recorded in accumulated other comprehensive income in the consolidated balance sheet.

        Interest rate swaps executed in September 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate
October 2013 - July 2014	$215,000	0.29%
August 2014 - July 2016	$215,000	1.19%

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $242 million as of July 31, 2013, which exceeded the excess availability requirement by $185 million. The fixed charge coverage ratio was 2.72 as of July 31, 2013. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of July 31, 2013, we were in compliance with all covenants.

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

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of July 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of July 31, 2013, we were in compliance with all covenants.

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

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire in May 2017, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of July 31, 2013 and 2012 totaled $2.9 million and $3.1 million, respectively.

  Customer Credit Programs

        We have a Merchant Services Agreement ("MSA") with Citibank, under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards. The MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program. As of July 31, 2013, we were in compliance with all covenants under the MSA. We have exceeded the $315 million threshold for the program year ending September 30, 2013. The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In July 2013, the Company provided written notice to Citibank of its intent not to renew the agreement. During fiscal year 2013 and 2012, our guests used our private label credit card to pay for approximately 32 percent and 33 percent, respectively, of purchases in the U.S.

        On July 9, 2013, we entered into a Private Label Credit Card Program Agreement (the "ADS Agreement") with an affiliate of Alliance Data Systems Corporation ("ADS") to provide financing to our U.S. guests to purchase merchandise through private label credit cards beginning no later than October 1, 2015. In addition, ADS will provide marketing, analytical and technical services and has the option to participate in certain special financing programs prior to the commencement of the agreement. The ADS Agreement will replace our current agreement with Citibank which expires on October 1, 2015. The ADS Agreement has an initial term of the later of the seventh anniversary of the commencement date of the agreement or October 1, 2022 and automatically renews for successive two-year periods, unless either party notifies the other of its intent not to renew. If ADS meets certain performance criteria during the first three years of the agreement, they will have the option to extend the initial term of the ADS Agreement by two years. In July 2013, we received a $38.0 million commencement payment upon signing the ADS Agreement. The commencement payment will be amortized over the initial term of the ADS Agreement as a reduction of merchant fees beginning on the commencement date of the agreement. The ADS agreement can be terminated by either party upon certain breaches by the other party.

        We have a Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS") under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards. In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us. The TD Agreement expires in May 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. We have exceeded the $50 million threshold for the program year ending June 30, 2013. During fiscal year 2013 and 2012, our guests used our private label credit card to pay for approximately 18 percent and 19 percent, respectively, of purchases in Canada.

        We also enter into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank. During fiscal year 2013, we expanded our alternate credit program by entering into an agreement with Genesis Financial Solutions, Inc. to provide additional financing options to our U.S. guests.

Capital Expenditures

        During fiscal year 2013, we invested $17.0 million to remodel, relocate and refurbish stores and to complete store enhancement projects. We also invested $6.0 million in infrastructure, primarily related to information technology. We anticipate investing between $40 million and $45 million in capital expenditures in fiscal year 2014. The increase in capital expenditures compared to the $23 million spent in fiscal year 2013 is primarily the result of new store openings, refurbishment of existing stores, upgrades to our point-of-sale hardware and software and improved connectivity in our stores.

Contractual Obligations

        Aggregate information about our contractual obligations as of July 31, 2013 is presented in the following table (in thousands):

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter	Other
Long-term debt (excluding capital leases)	$407,200	$—	$—	$407,200	$—	$—
Interest on Amended Term Loan(a)	35,029	8,800	17,600	8,629	—	—
Capital lease obligations	2,850	1,090	1,714	46	—	—
Operating leases(b)	715,800	173,782	253,506	147,706	140,806	—
Operations services agreement(c)	21,477	7,251	14,226	—	—	—
Other long-term liabilities(d)	5,592	—	—	—	—	5,592

Total	$1,187,948	$190,923	$287,046	$563,581	$140,806	$5,592

(a)
The Amended Term Loan requires fixed quarterly interest payments at 11 percent per annum on the outstanding principal balance. This amount does not reflect any interest related to the Amended Credit Agreement, which would be based on the current applicable rate and assumes no prepayments. The effective interest rate of the Amended Credit Agreement was 2.3 percent as of July 31, 2013. In fiscal year 2013, we paid $10.6 million of interest related to our revolving credit agreement.

(b)
Operating lease obligations relate to minimum base rental payments due under store lease agreements. Excluded from our operating lease commitments are amounts related to real estate taxes, insurance, common area maintenance fees and merchant association dues. Such amounts were approximately 22 percent of base rentals for the year ended July 31, 2013.

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

Recent Accounting Pronouncement

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The new guidance does not change the current requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 will be effective for the annual reporting periods beginning after December 15, 2012. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of July 31, 2013.

Critical Accounting Policies and Estimates

        Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition/results of operations and that require significant judgment or use of complex estimates.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the LIFO retail inventory method. Merchandise inventory of our Canadian brands, Peoples and Mappins, is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2013, approximately 16 percent of our total inventory represented raw materials and finished goods in our distribution centers. The inventory related to our manufacturing program and distribution center is valued at the weighted-average cost of those items.

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

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience, could impact our shrinkage reserve.

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

        Goodwill.    In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections. As of the date of the most recent test, the fair value of the Peoples and Piercing Pagoda reporting units would have to decline by more than 20 percent and 59 percent, respectively, to be considered for impairment. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize a goodwill impairment.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 90 percent of total revenues, is recognized at the time of sale, reduced by a provision for sales returns. The provision for sales returns is based on historical rates of return. Repair revenues are recognized when the service is complete and the merchandise is delivered to the guest. Premium revenues from our insurance businesses relate to credit insurance policies sold to guests who purchase our merchandise under the customer credit programs. Insurance premiums are recognized over the coverage period.

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20, Revenue Recognition–Services, requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact our revenues. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is being recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties was the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties. The change in estimate increased revenues by $34.9 million and decreased our net loss by $32.4 million during fiscal year 2012. As a result, basic and diluted net loss per share improved by $1.00 per share during fiscal year 2012.

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

        Income Taxes.    Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Inflation Risk.    Substantially all U.S. inventories represent finished goods, which are valued using the LIFO retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory. We have recorded LIFO charges in cost of sales totaling approximately $4.6 million, $22.4 million and $17.0 million during the fiscal years ended July 31, 2013, 2012 and 2011, respectively. The LIFO inventory reserve included in the consolidated balance sheets as of July 31, 2013 and 2012 totaled $63.0 million and $58.3 million, respectively.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations. The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations. There were no material gains or losses recognized during the periods presented and there were no outstanding foreign currency contracts as of July 31, 2013.

        We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations. During the fiscal year ended July 31, 2013 and 2011, the average Canadian currency rate appreciated by less than one percent and approximately six percent, respectively, relative to the U.S. dollar. During the fiscal year ended July 31, 2012, the average Canadian currency rate depreciated by approximately one percent relative to the U.S. dollar. The changes in the Canadian currency rates did not have a material impact on the Company's net earnings (loss) during the fiscal years ended July 31, 2013, 2012 and 2011. As a result of fluctuations in the Canadian dollar, we recorded losses totaling $0.7 million and $1.7 million and a gain totaling $1.4 million during the fiscal years ended July 31, 2013, 2012 and 2011, respectively, primarily associated with the settlement of Canadian accounts payable.

        Interest Rate Risk.    Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes. As of July 31, 2013, we had borrowings of $327.2 million under our Amended Credit Agreement that are subject to variable interest rates.

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps will replace the one-month LIBOR with the fixed interest rates shown in the table below and will be settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values will be recorded in accumulated other comprehensive income in the consolidated balance sheet.

        Interest rate swaps executed in September 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate
October 2013 - July 2014	$215,000	0.29%
August 2014 - July 2016	$215,000	1.19%

        Investment Risk.    We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. The investments of our insurance subsidiaries, primarily stocks and bonds, had a market value of $20.6 million at July 31, 2013.

        Commodity Risk.    Our results are subject to fluctuations in the underlying cost of diamonds, gold, silver and other metals which are key raw material components of the products sold by us. We address commodity risk principally through retail price point adjustments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        We refer you to the Index to Consolidated Financial Statements attached hereto on page 47 for a listing of all financial statements. The consolidated financial statements are included on pages F-1 through F-31. We incorporate these consolidated financial statements in this document by reference.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance," "Related Party Transactions," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation" and "Other Corporate Governance Policies—Risk Management Related to Compensation Policies and Practices" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the headings "Outstanding Voting Securities of the Company and Principal Holders Thereof" and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under the headings "Independence of Board of Directors" and "Related Party Transactions" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this report.

  1.
  Financial Statements

        We make reference to the Index to Consolidated Financial Statements attached to this document on page 47 for a listing of all financial statement documents included on pages F-1 through F-31.

  2.
  Financial Statement Schedules

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

        Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
3.1a	Restated Certificate of Incorporation of Zale Corporation	October 31, 2001 Form 10-Q, Exhibit 3.1
3.1b	Certificate of Amendment to Restated Certificate of Incorporation of Zale Corporation	October 31, 2004 Form 10-Q, Exhibit 3.1
3.2	Bylaws of Zale Corporation	June 20, 2008 Form 8-K, Exhibit 3.1
4.1	Second Amended and Restated Credit Agreement, dated as of July 24, 2012	July 27, 2012 Form 8-K, Exhibit 10.1
4.2	Amended and Restated Credit Agreement, dated as of July 24, 2012	July 27, 2012 Form 8-K, Exhibit 10.2
4.3	Warrant and Registration Rights Agreement, dated as of May 10, 2010	April 30, 2010 Form 10-Q, Exhibit 10.7
4.4	Amended and Restated Intercreditor Agreement, dated as of September 24, 2012	July 31, 2012 Form 10-K, Exhibit 4.4
10.1*	Zale Corporation Savings and Investment Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.1
10.2*	Form of Indemnification Agreement	July 31, 2009 Form 10-K, Exhibit 10.2
10.3a*	Zale Corporation 2003 Stock Incentive Plan, as amended	July 31, 2006 Form 10-K, Exhibit 10.4a
10.3b*	Form of Incentive Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4b

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.3c*	Form of Non-qualified Stock Option Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4c
10.3d*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2008 Form 10-K, Exhibit 10.4e
10.4a*	Zale Corporation 2011 Omnibus Incentive Plan, as amended	October 19, 2012 Definitive Proxy Statement on Schedule 14A, Appendix A
10.4b*	Form of Stock Option Award Agreement	July 31, 2012 Form 10-K, Exhibit 10.5b
10.4c*	Form of Time-Vesting Restricted Stock Unit Award Agreement	July 31, 2012 Form 10-K, Exhibit 10.5c
10.4d*	Form of Performance-Based Restricted Stock Unit Award Agreement	July 31, 2012 Form 10-K, Exhibit 10.5d
10.4e*	Form of Restricted Stock Agreement for directors	May 22, 2013 Form 8-K, Exhibit 10.1
10.5*	Outside Directors' 1995 Stock Option Plan	July 31, 2001 Form 10-K, Exhibit 10.3c
10.6a*	Non-Employee Director Equity Compensation Plan	November 24, 2008 Form 8-K, Exhibit 10.1
10.6b*	Amendment to Zale Corporation Non-Employee Director Equity Compensation Plan	December 24, 2009 Form 8-K, Exhibit 10.1
10.6c*	Form of Stock Option Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.2
10.6d*	Form of Restricted Stock Award Agreement	November 17, 2005 Form 8-K, Exhibit 10.3
10.6e*	Form of Restricted Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.2
10.6f*	Form of Deferred Stock Unit Agreement	November 24, 2008 Form 8-K, Exhibit 10.3
10.7*	Form of Amended and Restated Employment Security Agreement	December 24, 2008 Form 8-K, Exhibit 10.2
10.8*	Offer Letter to Theo Killion	July 31, 2010 Form 10-K, Exhibit 10.10b
10.9*	Employment Security Agreement with Matthew W. Appel	April 30, 2009 Form 10-Q, Exhibit 10.2
10.10*	Offer Letter to Richard Lennox	July 31, 2010 Form 10-K, Exhibit 10.12
10.11*	Base Salaries and Target Bonus for the Named Executive Officers for Fiscal Year 2013	Filed herewith
10.12*	Zale Corporation Bonus Plan	July 31, 2008 Form 10-K, Exhibit 10.8
10.13a	Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11
10.13b	First Amendment to Lease Agreement for Corporate Headquarters	July 31, 1996 Form 10-K, Exhibit 10.11a

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
10.13c	Second Amendment to Lease Agreement for Corporate Headquarters	July 31, 2004 Form 10-K, Exhibit 10.7c
10.14	Master Agreement for Information Technology Services between Zale Delaware, Inc. and ACS Commercial Solutions, Inc., dated as of August 1, 2005	July 31, 2005 Form 10-K, Exhibit 10.18
10.15	Private Label Credit Card Program Agreement	May 12, 2010 Form 8-K, Exhibit 10.1
10.16	Amended and Restated Merchant Services Agreement with Citibank (South Dakota), N.A.	October 31, 2010 Form 10-Q, Exhibit 10.1
10.17*	Offer Letter to Thomas A. Haubenstricker	October 12, 2011 Form 8-K, Exhibit 10.1
10.18*
	Private Label Credit Card Program Agreement with Alliance Data Systems Corporation (the Company requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. The Company omitted such portions from this filing and filed them separately with the SEC).	Filed herewith
14	Code of Business Conduct and Ethics	July 31, 2012 Form 10-K, Exhibit 14
21	Subsidiaries of the Registrant	July 31, 2012 Form 10-K, Exhibit 21
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer	Filed herewith
31.3	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Administrative Officer	Filed herewith
32.3	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Audit Committee Charter	Filed herewith
99.2	Compensation Committee Charter	Filed herewith
99.3	Nominating/Corporate Governance Committee Charter	Filed herewith

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are Zale Corporation filings (File No. 1-04129) unless otherwise noted
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2013. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page F-3.

/s/ THEO KILLION Theo Killion Chief Executive Officer September 27, 2013	/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker Chief Financial Officer September 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited the accompanying consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zale Corporation and subsidiaries at July 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zale Corporation's internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated September 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
September 27, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Zale Corporation:

        We have audited Zale Corporation's internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Zale Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Zale Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zale Corporation and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2013 of Zale Corporation and subsidiaries and our report dated September 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
September 27, 2013

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended July 31,
	2013	2012	2011
Revenues	$1,888,016	$1,866,878	$1,742,563
Cost of sales	903,602	905,613	862,468

Gross margin	984,414	961,265	880,095
Selling, general and administrative	916,274	902,287	859,588
Depreciation and amortization	33,770	37,887	41,326
Other (gains) charges	(748)	1,973	7,047

Operating earnings (loss)	35,118	19,118	(27,866)
Interest expense	23,182	44,649	82,619

Earnings (loss) before income taxes	11,936	(25,531)	(110,485)
Income tax expense	1,924	1,365	1,557

Earnings (loss) from continuing operations	10,012	(26,896)	(112,042)
Loss from discontinued operations, net of taxes	—	(414)	(264)

Net earnings (loss)	$10,012	$(27,310)	$(112,306)

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.31	$(0.84)	$(3.49)
Loss from discontinued operations	—	(0.01)	(0.01)

Net earnings (loss) per share	$0.31	$(0.85)	$(3.50)

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.24	$(0.84)	$(3.49)
Loss from discontinued operations	—	(0.01)	(0.01)

Net earnings (loss) per share	$0.24	$(0.85)	$(3.50)

Weighted-average number of common shares outstanding:
Basic	32,429	32,196	32,129
Diluted	40,958	32,196	32,129

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended July 31,
	2013	2012	2011
Net earnings (loss)	$10,012	$(27,310)	$(112,306)
Foreign currency translation adjustment	(5,685)	(9,668)	14,190
Reclassification of gain on sale of securities to earnings	(703)	(242)	(169)
Unrealized gain on securities, net	34	628	924

Comprehensive income (loss)	$3,658	$(36,592)	$(97,361)

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,060	$24,603
Merchandise inventories	767,540	741,788
Other current assets	52,620	46,690

Total current assets	837,220	813,081

Property and equipment, net	108,875	122,124
Goodwill	98,372	100,544
Other assets	35,678	47,790
Deferred tax asset	107,110	96,929

Total assets	$1,187,255	$1,180,468

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$220,558	$205,082
Deferred revenue	82,110	85,714
Deferred tax liability	107,016	96,662

Total current liabilities	409,684	387,458

Long-term debt	410,050	452,908
Deferred revenue—long-term	109,135	122,802
Other liabilities	73,057	38,364
Commitments and contingencies
Stockholders' investment:
Common stock, par value $0.01, 150,000 shares authorized; 54,732 shares issued; 32,639 and 32,220 shares outstanding at July 31, 2013 and 2012, respectively	488	488
Additional paid-in capital	155,625	162,711
Accumulated other comprehensive income	47,015	53,369
Accumulated earnings	435,140	425,128

	638,268	641,696
Treasury stock, at cost, 22,093 and 22,512 shares at July 31, 2013 and 2012, respectively	(452,939)	(462,760)

Total stockholders' investment	185,329	178,936

Total liabilities and stockholders' investment	$1,187,255	$1,180,468

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net earnings (loss)	$10,012	$(27,310)	$(112,306)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-cash interest	2,870	3,603	34,580
Depreciation and amortization	33,770	37,887	41,326
Deferred taxes	1,165	1,544	5,280
Loss on disposition of property and equipment	1,308	1,793	1,431
Impairment of property and equipment	1,119	1,751	6,762
Stock-based compensation	3,285	2,728	2,150
Loss from discontinued operations	—	414	264
Changes in assets and liabilities:
Merchandise inventories	(29,575)	(27,516)	(8,071)
Other current assets	(7,447)	5,877	(5,772)
Other assets	(140)	142	(1,982)
Accounts payable and accrued liabilities	15,944	(11,037)	(19,577)
Deferred revenue	(16,433)	(22,064)	10,418
Other liabilities	34,526	(4,673)	(1,449)

Net cash provided by (used in) operating activities	50,404	(36,861)	(46,946)

Cash Flows From Investing Activities:
Payments for property and equipment	(23,029)	(19,775)	(15,315)
Purchase of available-for-sale investments	(4,181)	(6,833)	(9,388)
Proceeds from sales of available-for-sale investments	12,892	8,517	6,140

Net cash used in investing activities	(14,318)	(18,091)	(18,563)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	5,071,300	4,891,400	3,604,800
Payments on revolving credit agreement	(5,113,900)	(4,776,600)	(3,514,800)
Payments on senior secured term loan	—	(60,454)	(11,250)
Debt issuance costs	—	(7,990)	—
Proceeds from exercise of stock options	147	34	67
Payments on capital lease obligations	(1,016)	(527)	—

Net cash (used in) provided by financing activities	(43,469)	45,863	78,817

Cash Flows Used in Discontinued Operations:
Net cash used in operating activities of discontinued operations	—	(893)	(5,391)

Effect of exchange rate changes on cash	(160)	(540)	973
Net change in cash and cash equivalents	(7,543)	(10,522)	8,890
Cash and cash equivalents at beginning of period	24,603	35,125	26,235

Cash and cash equivalents at end of period	$17,060	$24,603	$35,125

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Earnings	Treasury Stock
	Shares	Amount					Total
Balances at July 31, 2010	32,107	$488	$160,645	$47,706	$564,744	$(465,563)	$308,020
Comprehensive loss	—	—	—	14,945	(112,306)	—	(97,361)
Net settlement of share-based awards	52	—	(1,220)	—	—	1,238	18
Stock-based compensation	—	—	2,150	—	—	—	2,150

Balances at July 31, 2011	32,159	488	161,575	62,651	452,438	(464,325)	212,827
Comprehensive loss	—	—	—	(9,282)	(27,310)	—	(36,592)
Net settlement of share-based awards	61	—	(1,592)	—	—	1,565	(27)
Stock-based compensation	—	—	2,728	—	—	—	2,728

Balances at July 31, 2012	32,220	488	162,711	53,369	425,128	(462,760)	178,936
Comprehensive income	—	—	—	(6,354)	10,012	—	3,658
Net settlement of share-based awards	419	—	(10,371)	—	—	9,821	(550)
Stock-based compensation	—	—	3,285	—	—	—	3,285

Balances at July 31, 2013	32,639	$488	$155,625	$47,015	$435,140	$(452,939)	$185,329

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    References to the "Company," "we," "us," and "our" in this Form 10-K are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At July 31, 2013, we operated 1,064 specialty retail jewelry stores and 630 kiosks located mainly in shopping malls throughout the United States, Canada and Puerto Rico.

        We report our operations under three segments: Fine Jewelry, Kiosk Jewelry and All Other. Fine Jewelry is comprised of our three core national brands, Zales Jewelers®, Zales Outlet® and Peoples Jewellers® and our two regional brands, Gordon's Jewelers® and Mappins Jewellers®. Each brand specializes in fine jewelry and watches, with merchandise and marketing emphasis focused on diamond products. Zales Jewelers® is our national brand in the U.S. providing moderately priced jewelry to a broad range of guests. Zales Outlet® operates in outlet malls and neighborhood power centers and capitalizes on Zale Jewelers'® national marketing and brand recognition. Gordon's Jewelers® is a value-oriented regional jeweler. Peoples Jewellers®, Canada's largest fine jewelry retailer, provides guests with an affordable assortment and an accessible shopping experience. Mappins Jewellers® offers Canadian guests a broad selection of merchandise from engagement rings to fashionable and contemporary fine jewelry.

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

        We also maintain a presence in the retail market through our ecommerce sites, www.zales.com, www.zalesoutlet.com, www.gordonsjewelers.com, www.peoplesjewellers.com and www.pagoda.com.

        We consolidate all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale Canada Holding, L.P., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated.

        Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, deposits in banks and short-term marketable securities at varying interest rates with original maturities of three months or less. Also included in cash equivalents are proceeds due from credit card transactions with settlement terms of less than five days. Under our credit card processing agreements, a portion of these proceeds are held back to serve as collateral for disputed charges. The credit card proceeds held back as of July 31, 2013 and 2012 were not material. The carrying amount of our cash equivalents approximates fair value due to the short-term maturity of those instruments.

        Merchandise Inventories.    Merchandise inventories are stated at the lower of cost or market. Substantially all U.S. inventories represent finished goods which are valued using the last-in, first-out ("LIFO") retail inventory method. Merchandise inventory of our Canadian brands, Peoples Jewellers and Mappins Jewellers, is valued using the retail inventory method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current average retail selling value. The determination of inventory cost and the resulting gross margins are calculated by applying an average cost-to-retail ratio to the retail value of inventory. At the end of fiscal year 2013, approximately 16 percent of our total inventory represented raw materials and finished goods in our distribution centers. The inventory related to our manufacturing program and distribution center is valued at the weighted-average cost of those items. The LIFO charge was $4.6 million, $22.4 million and $17.0 million for the years ended July 31, 2013, 2012 and 2011, respectively. The cumulative LIFO provision reflected in the accompanying consolidated balance sheets was $63.0 million and $58.3 million at July 31, 2013 and 2012, respectively. Domestic inventories, excluding the cumulative LIFO provision, were $690.5 million and $664.1 million at July 31, 2013 and 2012, respectively. Our Canadian inventory totaled $140.0 million and $136.0 million at July 31, 2013 and 2012, respectively.

        Consignment inventory and the related contingent obligations are not reflected in our consolidated financial statements. Consignment inventory has historically consisted of test programs, merchandise at higher price points, or merchandise that otherwise does not warrant the risk of outright ownership. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, we record the purchase liability in accounts payable and the related cost of merchandise in cost of sales. We had $149.1 million and $118.4 million of consignment inventory on hand at July 31, 2013 and 2012, respectively.

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

        Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store-by-store basis. Such estimates are based on experience and the shrinkage results from the last physical inventory. Physical inventories are taken at least once annually for all store locations and the distribution centers. The shrinkage rate from the most recent physical inventory, in combination with historical experience, could impact our shrinkage reserve.

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

        Goodwill.    In accordance with Accounting Standards Codification ("ASC") 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize a goodwill impairment. See Note 5 for additional disclosures related to goodwill.

        Revenue Recognition.    We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue related to merchandise sales, which is approximately 90 percent of total revenues, is recognized at the time of sale, reduced by a provision for sales returns. The provision for sales returns is based on historical rates of return. Repair revenues are recognized when the service is complete and the merchandise is delivered to the guests.

        Premium revenues from our insurance businesses relate to credit insurance policies sold to guests who purchase our merchandise under the customer credit programs. Insurance premium revenues from credit insurance subsidiaries were $10.9 million, $10.5 million and $10.0 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. These insurance premiums are recognized over the coverage period and included in revenues in the accompanying consolidated statements of operations.

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20, Revenue Recognition–Services ("ASC 605-20"), requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact our revenues. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is being recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties was the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties.

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

        Selling, General and Administrative.    Included in selling, general and administrative ("SG&A") are store operating, advertising, merchandising, costs of insurance operations and general corporate overhead expenses.

        On July 9, 2013, we entered into a Private Label Credit Card Program Agreement (the "ADS Agreement") with an affiliate of Alliance Data Systems Corporation ("ADS") to provide financing to our U.S. guests to purchase merchandise through private label credit cards beginning no later than October 1, 2015. The ADS Agreement will replace our current agreement with Citibank which expires on October 1, 2015. In July 2013, we received a $38.0 million commencement payment upon signing the ADS Agreement. The commencement payment will be amortized over the initial term of the ADS Agreement as a reduction of merchant fees beginning on the commencement date of the agreement.

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

        Capital Leases.    We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life.

        Depreciation and Amortization.    Leasehold improvements are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets or remaining lease life, whichever is shorter, which generally range from 5 to 10 years. Fixtures and equipment are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years. Original cost and related accumulated depreciation or amortization is removed from the accounts in the year assets are retired. Gains or losses on dispositions of property and equipment are recorded in the year of disposal and are included in SG&A in the accompanying consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

        Stock-Based Compensation.    Stock-based compensation is accounted for under ASC 718, Compensation–Stock Compensation, which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. Share-based awards are recognized as compensation expense over the requisite service period.

        Stock Repurchase Program.    During fiscal year 2008, the Board of Directors authorized share repurchases of $350 million. As of July 31, 2013, $23.3 million was remaining under our stock repurchase program.

        Preferred Stock.    At July 31, 2013 and 2012, 5.0 million shares of preferred stock, par value of $0.01, were authorized. None were issued or outstanding.

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

        Advertising Expenses.    Advertising is generally expensed when the advertisement is utilized and is a component of SG&A. Production costs are expensed upon the first occurrence of the advertisement. Advertising expenses were $83.6 million, $94.5 million and $76.5 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, net of amounts contributed by vendors. Prepaid advertising at July 31, 2013 and 2012 totaled $4.9 million and $0.7 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

        Vendor Allowances.    We receive cash or allowances from merchandise vendors primarily in connection with cooperative advertising programs and reimbursements for markdowns taken to sell the vendor's products. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. The majority of these agreements are entered into or renewed annually at the beginning of each fiscal year. Qualifying vendor reimbursements of costs incurred to specifically advertise vendors' products are recorded as a reduction of advertising expense. All other allowances or cash payments received are recorded as a reduction to the cost of merchandise. Vendor allowances included in advertising expense totaled $1.9 million, $3.1 million and $1.0 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. Vendor allowances included in cost of sales totaled $10.1 million, $5.2 million and $3.7 million for the years ended July 31, 2013, 2012 and 2011, respectively.

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

        We file income tax returns in the U.S. federal jurisdiction, in various states and in certain foreign jurisdictions. We are subject to U.S. federal examinations by tax authorities for fiscal years ending on or after July 31, 2009. We are subject to audit by taxing authorities of most states and certain foreign jurisdictions and are subject to examination by these taxing jurisdictions for fiscal years ending on or after July 31, 2008.

        Sales Tax.    We present revenues net of taxes collected and record the taxes as a liability in the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority.

        Foreign Currency.    Translation adjustments result from translating foreign subsidiaries' financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the period. Resulting translation adjustments are included in the accompanying consolidated statements of comprehensive income (loss).

        During the fiscal year ended July 31, 2013 and 2011, the average Canadian currency rate appreciated by less than one percent and approximately six percent, respectively, relative to the U.S. dollar. During the fiscal year ended July 31, 2012, the average Canadian currency rate depreciated by approximately one percent relative to the U.S. dollar. The changes in the Canadian currency rates did not have a material impact on the Company's net earnings (loss) during the fiscal years ended July 31, 2013, 2012 and 2011. As a result of fluctuations in the Canadian dollar, we recorded losses totaling $0.7 million and $1.7 million and a gain totaling $1.4 million during the fiscal years ended July 31, 2013, 2012 and 2011, respectively, primarily associated with the settlement of Canadian accounts payable.

        Discontinued Operations.    In connection with the sale of the Bailey, Banks & Biddle brand in November 2007 and subsequent bankruptcy filed by the buyer, Finlay Fine Jewelry Corporation, on August 5, 2009, we remain contingently liable for certain leases for the remainder of the respective lease terms. As of July 31, 2013, the lease reserve related to the one remaining lease totaled $0.6 million.

        Concentrations of Business and Credit Risk.    During both fiscal years 2013 and 2012, we purchased approximately 22 percent of our finished merchandise from five vendors (excluding finished merchandise produced by our internal manufacturing organization) with no single vendor exceeding ten percent. In fiscal years 2013 and 2012, approximately 13 percent and 16 percent, respectively, of our merchandise requirements were assembled by our internal manufacturing organization. If purchases from these top vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established. As of July 31, 2013 and 2012, we had no significant concentrations of credit risk.

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

2. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	–	Quoted prices for identical instruments in active markets;
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	–	Instruments whose significant inputs are unobservable.

  Assets that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of July 31, 2013
	Level 1	Level 2	Level 3
U.S. Treasury securities	$14,436	$—	$—
U.S. government agency securities	—	2,687	—
Corporate bonds and notes	—	828	—
Corporate equity securities	2,669	—	—

	$17,105	$3,515	$—

	Fair Value as of July 31, 2012
	Level 1	Level 2	Level 3
U.S. Treasury securities	$21,109	$—	$—
U.S. government agency securities	—	2,920	—
Corporate bonds and notes	—	1,314	—
Corporate equity securities	3,993	—	—

	$25,102	$4,234	$—

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

  Assets that are Measured at Fair Value on a Nonrecurring Basis

        Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital of 15.3 percent to 17.5 percent and positive comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy. For the fiscal year ended July 31, 2013, store-level property and equipment of $1.2 million was written down to their fair value of $0.1 million, resulting in an impairment charge of $1.1 million. For the fiscal year ended July 31, 2012, store-level property and equipment of $2.2 million was written down to their fair value of $0.4 million, resulting in an impairment charge of $1.8 million.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of July 31, 2013. The fair value of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3. OTHER CURRENT ASSETS

        Other current assets consist of the following (in thousands):

	Year Ended July 31,
	2013	2012
Prepaid rent	$19,666	$19,738
Prepaid advertising	4,887	704
Tax receivables	8,104	9,711
Deferred tax asset	3,495	4,150
Other	16,468	12,387

	$52,620	$46,690

4. PROPERTY AND EQUIPMENT, NET

        Property and equipment consists of the following (in thousands):

	Year Ended July 31,
	2013	2012
Leasehold improvements	$223,424	$229,524
Furniture and fixtures	452,923	463,911
Construction in progress	5,555	3,050

	681,902	696,485
Less accumulated depreciation and amortization	(573,027)	(574,361)

	$108,875	$122,124

5. GOODWILL

        In accordance with ASC 350, Intangibles–Goodwill and Other, we test goodwill for impairment annually, at the end of our second quarter, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. At the end of the second quarter of fiscal year 2013, we completed our annual impairment testing of goodwill. Based on the test results, we concluded that no impairment was necessary for the $79.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 20 percent and 59 percent, respectively, to be considered for potential impairment. We calculated the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years assuming positive comparable store sales growth; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 15.3 percent to 17.5 percent, respectively, based on a risk-adjusted weighted average cost of capital that reflects current market conditions. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended July 31,
	2013	2012
Goodwill, beginning of period	$100,544	$104,620
Foreign currency adjustments	(2,172)	(4,076)

Goodwill, end of period	$98,372	$100,544

6. OTHER ASSETS

        Other assets consist of the following (in thousands):

	Year Ended July 31,
	2013	2012
Debt issuance costs	$11,488	$14,468
Investments in debt and equity securities	20,620	29,336
Other	3,570	3,986

	$35,678	$47,790

7. INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities. All investments are classified as available-for-sale.

        Our investments consist of the following (in thousands):

	Year Ended July 31, 2013		Year Ended July 31, 2012
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$13,501	$14,436	$19,423	$21,109
U.S. government agency securities	2,543	2,687	2,673	2,920
Corporate bonds and notes	756	828	1,192	1,314
Corporate equity securities	1,942	2,669	3,501	3,993

	$18,742	$20,620	$26,789	$29,336

        At July 31, 2013 and 2012, the carrying value of investments included a net unrealized gain of $1.9 million and $2.5 million, respectively, which is included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. The net realized gains totaled $0.7 million in fiscal year 2013 and $0.2 million in fiscal years 2012 and 2011. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at both July 31, 2013 and 2012, respectively, as required by law.

        Debt securities outstanding as of July 31, 2013 mature as follows (in thousands):

	Year Ended July 31,
	Cost	Fair Value
Less than one year	$ 3,610	$ 3,682
Year two through year five	9,178	10,017
Year six through year ten	3,944	4,174
After ten years	68	78

	$16,800	$17,951

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	Year Ended July 31,
	2013	2012
Accounts payable	$135,650	$133,071
Accrued payroll	20,379	12,734
Accrued taxes	16,716	15,166
Accrued and straight-line rent	11,955	11,904
Other	35,858	32,207

	$220,558	$205,082

9. LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	Year Ended July 31,
	2013	2012
Revolving credit agreement	$327,200	$369,800
Senior secured term loan	80,000	80,000
Capital lease obligations	2,850	3,108

	$410,050	$452,908

  Amended and Restated Revolving Credit Agreement

        On July 24, 2012, we amended and restated our revolving credit agreement (the "Amended Credit Agreement") with Bank of America, N.A. and certain other lenders. The Amended Credit Agreement totals $665 million, including a $15 million first-in, last-out facility (the "FILO Facility"), and matures in July 2017. Borrowings under the Amended Credit Agreement (excluding the FILO Facility) are limited to a borrowing base equal to 90 percent of the appraised liquidation value of eligible inventory (less certain reserves that may be established under the agreement), plus 90 percent of eligible credit card receivables. Borrowings under the FILO Facility are limited to a borrowing base equal to the lesser of: (i) 2.5 percent of the appraised liquidation value of eligible inventory or (ii) $15 million. The Amended Credit Agreement is secured by a first priority security interest and lien on merchandise inventory, credit card receivables and certain other assets and a second priority security interest and lien on all other assets.

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 69 to 72 percent for the period of August through September 2013, 81 to 83 percent for the period of October through December 2013 and 68 to 73 percent for the period of January through July 2014.

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

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps will replace the one-month LIBOR with the fixed interest rates shown in the table below and will be settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values will be recorded in accumulated other comprehensive income in the consolidated balance sheet.

        Interest rate swaps executed in September 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate
October 2013 - July 2014	$215,000	0.29%
August 2014 - July 2016	$215,000	1.19%

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $242 million as of July 31, 2013, which exceeded the excess availability requirement by $185 million. The fixed charge coverage ratio was 2.72 as of July 31, 2013. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of July 31, 2013, we were in compliance with all covenants.

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

        Interest paid under the revolving credit agreement during fiscal years 2013, 2012 and 2011 was $10.6 million, $14.3 million and $10.4 million, respectively.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of July 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of July 31, 2013, we were in compliance with all covenants.

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

        Interest paid under the term loan during fiscal years 2013, 2012 and 2011 was $8.9 million, $20.8 million and $21.7 million, respectively.

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC. Under the terms of the Warrant Agreement, we issued 6.4 million A-Warrants and 4.7 million B-Warrants (collectively, the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire in May 2017, represented 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The A-Warrants were exercisable immediately; however, the B-Warrants were not exercisable until the shares of common stock to be issued upon exercise of the B-Warrants were approved by our stockholders, which occurred on July 23, 2010. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board. The holders of the Warrants may, at their option, request that we register for resale all or part of the common stock issuable under the Warrant Agreement.

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

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of July 31, 2013 and 2012 totaled $2.9 million and $3.1 million, respectively.

10. OTHER LIABILITIES

        Other liabilities consist of the following (in thousands):

	Year Ended July 31,
	2013	2012
Deferred income(a)	$38,000	$—
Long-term straight-line rent	23,467	27,110
Credit insurance reserves	5,592	5,527
Deferred tax liability	5,998	5,727

	$73,057	$38,364

(a)
Represents commencement payment received in July 2013 associated with the signing of the ADS Agreement (see Note 1).

11. OTHER (GAINS) CHARGES

        Other (gains) charges consist of the following (in thousands):

	Year Ended July 31,
	2013	2012	2011
Store impairments	$1,119	$1,751	$6,762
Store closure adjustments	324	222	285
De Beers settlement	(2,191)	—	—

	$(748)	$1,973	$7,047

        During fiscal years 2013, 2012 and 2011, we recorded charges related to the impairment of long-lived assets of underperforming stores totaling $1.1 million, $1.8 million and $6.8 million, respectively. The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets. The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model. If actual results are not consistent with our cash flow projections, we may be required to record additional impairments. If operating earnings over the remaining lease term for each store included in our impairment test as of July 31, 2013 were to decline by 20 percent, we would be required to record additional impairments of $0.5 million.

        We have recorded lease termination charges related to certain store closures, primarily in Fine Jewelry. The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement. If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. There was no material lease reserve balance associated with closed stores at July 31, 2013 and 2012.

        Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws. During fiscal year 2013, we received proceeds totaling $2.2 million as a result of a settlement reached in the lawsuit.

12. LEASES

        We rent substantially all of our retail space under operating leases that generally range from 5 to 10 years and may contain minimum rent escalations, while kiosk leases generally range from 3 to 5 years. We also lease certain vehicles under capital leases for a term of four years. We recognize the minimum rent payments on a straight-line basis over the term of the lease, including the construction period. Contingent rentals paid to lessors of certain store facilities are determined principally on the basis of a percentage of sales in excess of levels contained in the respective leases. All existing real estate leases are operating leases. Rent expense from continuing operations is included in SG&A and is as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Retail space:
Minimum rentals	$183,266	$184,239	$188,766
Rentals based on sales	6,629	5,721	2,796

	189,895	189,960	191,562
Corporate headquarters	4,072	3,931	3,837

	$193,967	$193,891	$195,399

        Future minimum lease payments as of July 31, 2013, for all non-cancelable leases were as follows (in thousands):

Fiscal Year Ended	Capital Leases	Operating Leases
2014	$1,184	$173,782
2015	1,184	141,188
2016	590	112,318
2017	46	87,366
2018	—	60,340
Thereafter	—	140,806

	$3,004	$715,800

Less imputed interest	(154)

Capital lease obligation	$2,850

13. INCOME TAXES

        Currently, we file a consolidated U.S. federal income tax return. The effective income tax rate from continuing operations varies from the federal statutory rate of 35 percent as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Federal income tax expense (benefit) at statutory rate	$4,177	$(8,936)	$(38,750)
State income taxes, net of federal benefit	858	(2,767)	(4,250)
Tax on repatriation of foreign earnings	3,954	5,950	14,099
Foreign tax rate changes and differential(a)	577	225	(1,274)
Change in valuation allowance	(6,977)	2,285	44,406
Depreciation and amortization adjustment(b)	—	—	(8,512)
Other	(665)	4,608	(4,162)

Income tax expense	$1,924	$1,365	$1,557

Effective income tax rate	16.1%	(5.3)%	(1.4)%

(a)
For the past three years, Canada has reduced both its federal statutory and provincial tax rates. In fiscal year 2012, Puerto Rico reduced its federal statutory tax rate. Foreign tax rate differential represents the difference between the statutory tax rate in the U.S. and the statutory tax rates in Canada and Puerto Rico.

(b)
The $8.5 million adjustment in fiscal year 2011 was fully offset with a valuation allowance, resulting in no impact to the consolidated statement of operations.

        The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended July 31,
	2013	2012	2011
Current income tax expense (benefit):
Federal	$ 232	$349	$(9,628)
Foreign	1,131	664	5,003
State	(604)	(1,206)	910

Total current income tax expense (benefit)	759	(193)	(3,715)

Deferred income tax expense:
Federal	102	(166)	5,114
Foreign	986	1,675	159
State	77	49	(1)

Total deferred income tax expense	1,165	1,558	5,272

	$1,924	$1,365	$ 1,557

        Deferred tax assets and liabilities are determined based on the estimated future tax effects of the difference between the financial statement and tax basis of asset and liability balances using statutory tax rates. Tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at July 31, 2013 and 2012, respectively, are as follows (in thousands):

	Year Ended July 31,
	2013	2012
Assets:
Accrued liabilities	$78,754	$84,515
Inventory reserves	7,220	7,083
Deferred income	14,033	—
Net operating loss carryforward	100,407	120,277
Stock-based compensation	7,067	7,160
Investments in subsidiaries	3,177	1,752
Foreign tax credits	13,978	12,609
Property and equipment	9,355	9,326
Other	2,854	5,986

Total deferred tax assets	236,845	248,708
Valuation allowances	(92,149)	(98,995)

Total deferred tax assets, net	$144,696	$149,713

Liabilities:
Merchandise inventories, principally due to LIFO reserve	$(129,273)	$(119,256)
Undistributed earnings	—	(13,973)
Goodwill	(13,869)	(13,941)
Other	(3,963)	(3,853)

Total deferred tax liabilities	(147,105)	(151,023)

Deferred tax liabilities, net	$(2,409)	$(1,310)

        Deferred tax assets and liabilities in the accompanying consolidated balance sheets are as follows (in thousands):

	Year Ended July 31,
	2013	2012
Other current assets	$3,495	$4,150
Deferred tax asset	107,110	96,929
Deferred tax liability	(107,016)	(96,662)
Other liabilities	(5,998)	(5,727)

Deferred tax liabilities, net	$(2,409)	$(1,310)

        We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. As of July 31, 2013 and 2012, cumulative losses were incurred over the applicable three-year period.

        Our valuation allowances totaled $92.1 million and $99.0 million as of July 31, 2013 and 2012, respectively. The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future. The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

        Deferred tax assets associated with foreign tax credits totaled $14.0 million and $12.6 million as of July 31, 2013 and 2012, respectively. The net operating loss carryforwards, including foreign tax credits, expire from fiscal year 2014 to fiscal year 2033. These carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur in the future.

        In fiscal year 2011, we recorded income tax benefits totaling $4.6 million related to tax refunds associated with net operating loss carrybacks pursuant to the Worker, Homeownership and Business Assistance Act of 2009 (the "Business Assistance Act"). The Business Assistance Act was enacted in November 2009 and includes provisions that extend the time period in which net operating loss carrybacks can be utilized from two to five years, with certain limitations.

        Income tax refunds, net of taxes paid, during fiscal years 2013, 2012 and 2011 totaled $2.2 million, $0.8 million and $1.0 million, respectively.

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

        The total amount of unrecognized tax benefits as of July 31, 2013 was $3.5 million, of which $2.5 million would favorably impact the effective tax rate if resolved in our favor. Over the next twelve months, management does not anticipate that the amount of unrecognized tax benefits will be materially reduced due to our tax position being sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.

        A reconciliation of the fiscal year 2013 beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at July 31, 2012	$3,631
Additions based on tax positions related to prior years	555
Settlements with tax authorities	(341)
Expiration of statute of limitations	(331)

Balance at July 31, 2013	$3,514

        We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. We had $1.5 million, $1.9 million and $2.6 million of interest and penalties accrued at July 31, 2013, 2012 and 2011, respectively. There was no material interest expense in fiscal years 2013, 2012 and 2011.

14. STOCK-BASED COMPENSATION

        We are authorized to provide grants of options to purchase our common stock, restricted stock, time-vested restricted stock units, performance-based restricted stock units and other awards under the 2011 Omnibus Incentive Plan, as amended ("2011 Incentive Plan"). The 2011 Incentive Plan replaced the Zale Corporation 2003 Stock Incentive Plan and the Non-Employee Director Equity Compensation Plan. We are authorized to issue up to 5.5 million shares of our common stock for stock options and restricted stock to employees and non-employee directors under the plans. As of July 31, 2013, we have 1.0 million shares available to be issued under the plans. Stock options and restricted share awards are issued from treasury stock. Stock-based compensation expense is included in SG&A in the consolidated statements of operations and totaled $3.3 million, $2.7 million and $2.2 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. The income tax benefit recognized in the consolidated statements of operations related to stock-based compensation totaled $1.2 million, $1.0 million and $0.1 million during fiscal years 2013, 2012 and 2011, respectively.

        Stock Options.    Stock options are granted at an exercise price equal to or greater than the market value of the shares of our common stock at the date of grant, generally vest ratably over a four-year period and generally expire ten years from the date of grant. Expense related to stock options is recognized using a graded-vesting schedule over the vesting period. As of July 31, 2013, there was $1.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1.9 years.

        Stock option transactions during fiscal year 2013 are summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	3,624,907	$10.31
Granted	10,500	5.15
Exercised	(65,325)	2.30
Forfeited	(106,850)	3.02
Expired	(255,949)	23.49

Outstanding, end of year	3,207,283	$9.65	6.07	$13,801,439

Options exercisable, end of year	2,099,758	$13.09	5.21	$7,335,791

        For the year ended July 31, 2013, the total intrinsic value of stock options exercised was $0.3 million. The total intrinsic value of stock options exercised during fiscal years 2012 and 2011 was not material. The weighted-average fair values of option grants were $3.70, $2.51 and $1.38 during fiscal years 2013, 2012 and 2011, respectively. The fair value of stock options that vested during both fiscal years 2013 and 2012 totaled $1.6 million. The fair value of stock options that vested during fiscal year 2011 totaled $2.0 million.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for stock option grants in fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	107.0%	101.4%	93.5%
Risk-free interest rate	0.5%	0.7%	1.0%
Expected lives in years	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility and the expected life of the stock options are based on historical experience. The risk-free rate is based on a U.S. Treasury yield that has a life which approximates the expected life of the option.

        Restricted Share Awards.    Restricted share awards consist of restricted stock, restricted stock units and performance-based restricted stock units. Restricted stock and restricted stock units granted to employees through fiscal year 2007 generally vested on the third anniversary of the grant date and are subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees between fiscal year 2007 and fiscal year 2011 generally vest twenty-five percent on the second and third anniversary of the date of the grant and the remaining fifty percent vest on the fourth anniversary of the date of the grant, subject to restrictions on sale or transfer. Restricted stock and restricted stock units granted to employees after fiscal year 2011 vest ratably over a three-year vesting period. Restricted stock granted to non-employee directors vest on the first anniversary of the grant date or, if earlier, the date of the next annual stockholder meeting and are subject to restrictions on sale or transfer. The fair value of restricted stock and restricted stock units is based on our closing stock price on the date of grant. Performance-based restricted stock units entitle the holder to receive a specified number of shares of our common stock based on our achievement of performance targets established by the Compensation Committee. There were 297,500 performance-based restricted stock units outstanding as of July 31, 2013 and 2012. At the sole discretion of the Compensation Committee, the holder of a restricted stock unit or performance-based restricted stock unit may receive a cash payment in lieu of a payout of shares of common stock equal to the fair market value of the number of shares of common stock the holder otherwise would have received. The total fair value of restricted share awards that vested during fiscal years 2013, 2012 and 2011, was $3.0 million, $0.2 million and $0.1 million, respectively. As of July 31, 2013, there was $3.3 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.7 years.

        Restricted share award transactions during fiscal year 2013 are summarized as follows:

	Number of Restricted Share Awards	Weighted- Average Fair Value Per Award
Restricted share awards, beginning of year	1,473,497	$3.29
Granted	238,483	5.88
Vested	(446,982)	3.49
Forfeited	(33,375)	3.19

Restricted share awards, end of year	1,231,623	$3.73

15. EARNINGS (LOSS) PER COMMON SHARE

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

        The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Year Ended July 31,
	2013	2012	2011
Basic weighted average shares	32,429	32,196	32,129
Effect of potential dilutive securities:
Warrants	7,189	—	—
Stock options and restricted share awards	1,340	—	—

Diluted weighted average shares	40,958	32,196	32,129

        The calculation of diluted weighted average shares excludes the impact of 1.2 million, 5.1 million and 3.0 million antidilutive stock options and restricted share awards for the years ended July 31, 2013, 2012 and 2011, respectively. The calculation of diluted weighted average shares also excludes the impact of 11.1 million antidilutive warrants for both the years ended July 31, 2012 and 2011.

        We incurred a net loss of $27.3 million and $112.3 million for the years ended July 31, 2012 and 2011, respectively. A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for those fiscal years.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Cumulative Translation Adjustment	Unrealized Gain on Securities	Total Accumulated Other Comprehensive Income
Balance at July 31, 2010	$46,300	$1,406	$47,706
Cumulative translation adjustment	14,190	—	14,190
Unrealized gain on securities	—	924	924
Reclassification to earnings	—	(169)	(169)

Balance at July 31, 2011	60,490	2,161	62,651
Cumulative translation adjustment	(9,668)	—	(9,668)
Unrealized gain on securities	—	628	628
Reclassification to earnings	—	(242)	(242)

Balance at July 31, 2012	50,822	2,547	53,369
Cumulative translation adjustment	(5,685)	—	(5,685)
Unrealized gain on securities	—	34	34
Reclassification to earnings	—	(703)	(703)

Balance at July 31, 2013	$45,137	$1,878	$47,015

17. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry and All Other (see Note 1). All corresponding items of segment information in prior periods have been presented consistently. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

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

	Year Ended July 31,
Selected Financial Data by Segment	2013	2012	2011
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$1,637,359	$1,617,684	$1,493,294
Kiosk	239,722	238,692	239,231
All Other	10,935	10,502	10,038

Total revenues	$1,888,016	$1,866,878	$1,742,563

Depreciation and amortization:
Fine Jewelry	$22,230	$23,924	$28,009
Kiosk	2,694	3,153	3,361
All Other	—	—	—
Unallocated	8,846	10,810	9,956

Total depreciation and amortization	$33,770	$37,887	$41,326

Operating earnings (loss):
Fine Jewelry(b)	$49,112	$31,464	$(15,875)
Kiosk	15,915	14,850	15,270
All Other	5,226	5,091	5,184
Unallocated(c)	(35,135)	(32,287)	(32,445)

Total operating earnings (loss)	$35,118	$19,118	$(27,866)

Assets(d):
Fine Jewelry(e)	$852,308	$821,427	$807,771
Kiosk	73,975	85,828	85,999
All Other	27,725	38,110	40,406
Unallocated	233,247	235,103	254,582

Total assets	$1,187,255	$1,180,468	$1,188,758

Capital expenditures:
Fine Jewelry	$16,513	$13,843	$8,818
Kiosk	546	—	—
All Other	—	—	—
Unallocated	5,970	5,932	6,497

Total capital expenditures	$23,029	$19,775	$15,315

(a)
Includes $316.9 million, $313.0 million and $298.1 million in fiscal years 2013, 2012 and 2011, respectively, related to foreign operations. In addition, fiscal year 2012 includes a $34.9 million adjustment as a result of a change in the revenue recognition related to lifetime warranties.

(b)
Includes $1.4 million, $2.0 million and $7.0 million in fiscal years 2013, 2012 and 2011, respectively, related to charges associated with store closures and store impairments. In addition, fiscal year 2012 includes $34.9 million of additional earnings as a result of a change in the revenue recognition related to lifetime warranties.

(c)
Includes credits of $63.4 million, $58.9 million and $50.8 million in fiscal years 2013, 2012 and 2011, respectively, to offset internal carrying costs charged to the segments. Fiscal year 2013 also includes a gain totaling $2.2 million related to the De Beers group settlement.

(d)
Assets allocated to segments include fixed assets, inventories, goodwill and investments held by our insurance operations. Unallocated assets include cash, prepaid assets such as rent, corporate office improvements and technology infrastructure.

(e)
Includes $31.2 million, $31.3 million and $33.4 million of fixed assets in fiscal years 2013, 2012 and 2011, respectively, related to foreign operations.

18. CONTINGENCIES

        In November 2009, the Company and four former officers, Neal L. Goldberg, Rodney Carter, Mary E. Burton and Cynthia T. Gordon, were named as defendants in two purported class-action lawsuits filed in the United States District Court for the Northern District of Texas. On August 9, 2010, the two lawsuits were consolidated into one lawsuit, which alleged various violations of securities laws arising from the financial statement errors that led to the restatement completed by the Company as part of its Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The lawsuit requested unspecified damages and costs. On August 1, 2011, the Court dismissed the lawsuit with prejudice. The plaintiffs appealed the decision and on November 30, 2012 the United States Court of Appeals upheld the trial court's decision and affirmed dismissal of the plaintiff's case. The plaintiffs did not appeal this ruling and the matter was therefore dismissed with prejudice.

        The Company is a defendant in two purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in California Superior Court and Naomi Tapia v. Zale which was filed on July 3, 2013 in the U.S. District Court, Southern District of California. The cases include allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zales employees. Both lawsuits seek to recover damages, penalties and attorneys' fees as a result of the alleged violations. The Company is investigating the underlying allegations and intends to vigorously defend its position against them. The Company cannot reasonably estimate the potential loss or range of loss, if any, for either lawsuit.

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

19. DEFERRED REVENUE

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. ASC 605-20 requires recognition of warranty revenue on a straight-line basis until sufficient cost history exists. Once sufficient cost history is obtained, revenue is required to be recognized in proportion to when costs are expected to be incurred. Prior to fiscal year 2012, the Company recognized revenue from lifetime warranties on a straight-line basis over a five-year period because sufficient evidence of the pattern of costs incurred was not available. During the first quarter of fiscal year 2012, we began recognizing revenue related to lifetime warranty sales in proportion to when the expected costs will be incurred, which we estimate will be over an eight-year period. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact our revenues. The deferred revenue balance as of July 31, 2011 related to lifetime warranties is being recognized prospectively, in proportion to the remaining estimated warranty costs. The change in estimate related to the pattern of revenue recognition and the life of the warranties was the result of accumulating additional historical evidence over the five-year period that we have been selling the lifetime warranties. The change in estimate increased revenues by $34.9 million and decreased our net loss by $32.4 million during fiscal year 2012. As a result, basic and diluted net loss per share improved by $1.00 per share during fiscal year 2012.

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

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Year Ended July 31,
	2013	2012
Deferred revenue, beginning of period	$208,516	$232,180
Warranties sold(a)	130,169	123,121
Revenue recognized	(147,440)	(146,785)

Deferred revenue, end of period	$191,245	$208,516

(a)
Warranty sales for the years ended July 31, 2013 and 2012 include approximately $0.9 million and $1.9 million, respectively, related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance.

        Revenues associated with warranties in fiscal years 2013, 2012 and 2011 totaled $147.4 million, $146.8 million and $96.8 million, respectively. Gross margin associated with warranties in fiscal years 2013, 2012 and 2011 totaled $120.1 million, $120.8 million and $75.2 million, respectively.

20. RETIREMENT PLANS

        We maintain the Zale Corporation Savings & Investment Plan (the "U.S. Plan") and the Zale Corporation Puerto Rico Employees Savings and Investment Plan (the "PR Plan", collectively the "Plans"). The Plans are defined contribution plans covering substantially all employees of the Company who have completed one year of service (at least 1,000 hours) and are age 21 or older. Participants in the Plans can contribute from one percent to 60 percent (30 percent for highly-compensated employees) of their annual salary subject to Internal Revenue Service and Puerto Rico Internal Revenue Code limitations. Upon satisfying all eligibility requirements, employees who have not otherwise elected will be automatically enrolled in their respective plan at a contribution rate of five percent for participants in the U.S. Plan or two percent for participants in the PR Plan as of July 31, 2013. Effective February 27, 2009, we suspended matching contributions until business conditions support the reinstatement of the matching contributions.

21. QUARTERLY RESULTS FROM CONTINUING OPERATIONS (UNAUDITED)

        Unaudited quarterly results from continuing operations for the fiscal years ended July 31, 2013 and 2012 were as follows (in thousands, except per share data):

	Fiscal Year 2013 For the Three Months Ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
Revenues	$417,089	$442,708	$670,752	$357,468
Gross margin	221,582	232,847	339,651	190,335
(Loss) earnings from continuing operations(a)	(7,984)	5,052	41,208	(28,265)
(Loss) earnings per basic share from continuing operations	(0.25)	0.16	1.27	(0.88)
(Loss) earnings per diluted share from continuing operations	(0.25)	0.13	1.02	(0.88)

	Fiscal Year 2012 For the Three Months Ended
	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
Revenues	$406,963	$445,170	$663,762	$350,983
Gross margin	209,885	228,193	335,512	187,674
(Loss) earnings from continuing operations(b)	(19,665)	(4,440)	28,930	(31,720)
(Loss) earnings per basic share from continuing operations	(0.61)	(0.14)	0.90	(0.99)
(Loss) earnings per diluted share from continuing operations	(0.61)	(0.14)	0.78	(0.99)

(a)
The earnings (loss) from continuing operations for the first and third quarters include gains totaling $1.9 million and $0.3 million, respectively, related to the De Beers settlement.

(b)
The loss from continuing operations for the fourth quarter includes costs incurred related to the debt refinancing transactions totaling $5.0 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of September, 2013.

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

Signature	Title	Date

/s/ THEO KILLION Theo Killion	Chief Executive Officer (principal executive officer of the registrant), Director	September 27, 2013
/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker	Chief Financial Officer (principal financial officer of the registrant)	September 27, 2013
/s/ MATTHEW W. APPEL Matthew W. Appel	Chief Administrative Officer	September 27, 2013
/s/ JAMES E. SULLIVAN James E. Sullivan	Controller and Chief Accounting Officer (principal accounting officer of the registrant)	September 27, 2013
/s/ TERRY BURMAN Terry Burman	Chairman of the Board	September 27, 2013
/s/ JOHN B. LOWE, JR. John B. Lowe, Jr.	Director	September 27, 2013

Signature	Title	Date

/s/ YUVAL BRAVERMAN Yuval Braverman	Director	September 27, 2013
/s/ KENNETH B. GILMAN Kenneth B. Gilman	Director	September 27, 2013
/s/ NEALE ATTENBOROUGH Neale Attenborough	Director	September 27, 2013
/s/ JOSHUA OLSHANSKY Joshua Olshansky	Director	September 27, 2013
/s/ DAVID F. DYER David F. Dyer	Director	September 27, 2013
/s/ BETH M. PRITCHARD Beth M. Pritchard	Director	September 27, 2013

Exhibit Number	Description of Exhibit
10.11	Base Salaries and Target Bonus for the Named Executive Officers for Fiscal Year 2013
10.18	Private Label Credit Card Program Agreement with Alliance Data Systems Corporation
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Chief Administrative Officer
32.3	Section 1350 Certification of Principal Financial Officer
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
99.3	Nominating/Corporate Governance Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

        The above list reflects all exhibits filed herewith. See Item 15 for a complete list of our exhibits, including exhibits incorporated by reference from previous filings.