Form 10-Q
period 2013-10-31
ZALE CORP
filed 2013-12-06
CIK 109156

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

        As of December 2, 2013, 32,848,772 shares of Zale Corporation's Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2013	2012
Revenues	$362,615	$357,468
Cost of sales	168,827	167,133

Gross margin	193,788	190,335
Selling, general and administrative	208,159	206,465
Depreciation and amortization	7,661	8,646
Other gains	—	(1,773)

Operating loss	(22,032)	(23,003)
Interest expense	5,609	5,842

Loss before income taxes	(27,641)	(28,845)
Income tax benefit	(335)	(580)

Net loss	$(27,306)	$(28,265)

Basic and diluted net loss per common share	$(0.83)	$(0.88)
Basic and diluted weighted average number of common shares outstanding	32,736	32,298

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net loss	$(27,306)	$(28,265)
Foreign currency translation adjustment	(3,233)	514
Unrealized loss on interest rate swaps	(2,516)	—
Unrealized gain (loss) on securities, net	74	(55)

Comprehensive loss	$(32,981)	$(27,806)

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2013	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,945	$17,060	$14,572
Merchandise inventories	903,282	767,540	908,415
Other current assets	52,163	53,335	55,057

Total current assets	969,390	837,935	978,044

Property and equipment	677,338	675,705	692,100
Less accumulated depreciation and amortization	(572,249)	(570,427)	(575,014)

Net property and equipment	105,089	105,278	117,086

Goodwill	97,135	98,372	100,731
Other assets	41,100	38,560	50,767
Deferred tax asset	107,110	107,110	96,929

Total assets	$1,319,824	$1,187,255	$1,343,557

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$297,104	$220,558	$334,292
Deferred revenue	79,205	82,110	83,339
Deferred tax liability	107,344	107,016	96,687

Total current liabilities	483,653	409,684	514,318

Long-term debt	505,575	410,050	524,167
Deferred revenue—long-term	104,019	109,135	115,900
Other liabilities	73,622	73,057	37,208
Commitments and contingencies
Stockholders' investment:
Common stock	488	488	488
Additional paid-in capital	151,563	155,625	160,012
Accumulated other comprehensive income	41,340	47,015	53,828
Accumulated earnings	407,834	435,140	396,863

	601,225	638,268	611,191
Treasury stock	(448,270)	(452,939)	(459,227)

Total stockholders' investment	152,955	185,329	151,964

Total liabilities and stockholders' investment	$1,319,824	$1,187,255	$1,343,557

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(27,306)	$(28,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest	727	726
Depreciation and amortization	7,661	8,646
Deferred taxes	328	25
Loss on disposition of property and equipment	215	277
Stock-based compensation	990	1,060
Changes in operating assets and liabilities:
Merchandise inventories	(138,100)	(166,704)
Other current assets	379	(8,668)
Other assets	503	1,498
Accounts payable and accrued liabilities	76,521	128,331
Deferred revenue	(7,553)	(9,375)
Other liabilities	(1,310)	49

Net cash used in operating activities	(86,945)	(72,400)

Cash Flows From Investing Activities:
Payments for property and equipment	(9,286)	(7,102)
Purchase of available-for-sale investments	(3,532)	(1,674)
Proceeds from sales of available-for-sale investments	955	311

Net cash used in investing activities	(11,863)	(8,465)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	1,355,900	1,437,700
Payments on revolving credit agreement	(1,260,100)	(1,366,800)
Proceeds from exercise of stock options	261	35
Payments on capital lease obligations	(269)	(237)

Net cash provided by financing activities	95,792	70,698

Effect of exchange rate changes on cash	(99)	136
Net change in cash and cash equivalents	(3,115)	(10,031)
Cash and cash equivalents at beginning of period	17,060	24,603

Cash and cash equivalents at end of period	$13,945	$14,572

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        References to the "Company," "we," "us," and "our" in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At October 31, 2013, we operated 1,057 specialty retail jewelry stores and 625 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

        We consolidate all of our U.S. operations into Zale Delaware, Inc. ("ZDel"), a wholly owned subsidiary of Zale Corporation. ZDel is the parent company for several subsidiaries, including three that are engaged primarily in providing credit insurance to our credit customers. We consolidate our Canadian retail operations into Zale Canada Holding, L.P., which is a wholly owned subsidiary of Zale Corporation. All significant intercompany transactions have been eliminated. The consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all material adjustments (consisting of normal recurring accruals and adjustments) and disclosures necessary for a fair presentation have been made. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission ("SEC") on September 27, 2013.

        Reclassification.    Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal year 2014 presentation.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, Accounting Standards Codification ("ASC") 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	—	Quoted prices for identical instruments in active markets;
Level 2	—
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	—	Instruments whose significant inputs are unobservable.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of October 31, 2013
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$14,430	$—	$—
U.S. government agency securities	—	2,102	—
Corporate bonds and notes	—	4,189	—
Corporate equity securities	2,601	—	—

	$17,031	$6,291	$—

Liabilities
Interest rate swaps	$—	$2,516	$—

	Fair Value as of October 31, 2012
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$22,623	$—	$—
U.S. government agency securities	—	2,875	—
Corporate bonds and notes	—	1,018	—
Corporate equity securities	4,133	—	—

	$26,756	$3,893	$—

        Investments in U.S. Treasury securities and corporate equity securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as a Level 1 measurement in the fair value hierarchy. Investments in U.S. government agency securities and corporate bonds and

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. FAIR VALUE MEASUREMENTS (Continued)

notes are based on quoted prices for similar instruments in active markets, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 3 for additional information related to our investments).

        The fair value of our interest rate swaps are calculated using significant observable inputs including the present value of estimated future cash flows using interest rate curves, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 4 for additional information related to our interest rate swaps).

  Assets that are Measured at Fair Value on a Nonrecurring Basis

        Assets that are measured at fair value on a nonrecurring basis primarily relate to our goodwill and store-level property and equipment. Potential impairment losses related to these assets are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and positive comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy. There were no impairments related to our goodwill and property and equipment for the three months ended October 31, 2013 and 2012.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of October 31, 2013. The fair value of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3. INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities. All investments are classified as available-for-sale.

        Our investments consist of the following (in thousands):

	October 31, 2013		October 31, 2012
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$13,497	$14,430	$21,092	$22,623
U.S. government agency securities	1,989	2,102	2,657	2,875
Corporate bonds and notes	4,099	4,189	906	1,018
Corporate equity securities	1,784	2,601	3,501	4,133

	$21,369	$23,322	$28,156	$30,649

        At October 31, 2013 and 2012, the carrying value of investments included a net unrealized gain of $2.0 million and $2.5 million, respectively, which is included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. There were no

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INVESTMENTS (Continued)

material net realized gains or losses during the three months ended October 31, 2013 and 2012. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at both October 31, 2013 and 2012, respectively, as required by law.

        Debt securities outstanding as of October 31, 2013 mature as follows (in thousands):

	Cost	Fair Value
Less than one year	$3,272	$3,319
Year two through year five	10,101	10,911
Year six through year ten	6,149	6,420
After ten years	63	71

	$19,585	$20,721

4. LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	October 31,
	2013	2012
Revolving credit agreement	$423,000	$440,700
Senior secured term loan	80,000	80,000
Capital lease obligations	2,575	3,467

	$505,575	$524,167

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory is 83 to 84 percent for the period of November through December 2013, 68 to 73 percent for the period of January through September 2014 and 82 percent for the period of October 2014.

        Borrowings under the Amended Credit Agreement (excluding the FILO Facility) bear interest at either: (i) LIBOR plus the applicable margin (ranging from 175 to 225 basis points) or (ii) the base rate (as defined in the Amended Credit Agreement) plus the applicable margin (ranging from 75 to 125 basis

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG-TERM DEBT (Continued)

points). Borrowings under the FILO Facility bear interest at either: (i) LIBOR plus the applicable margin (ranging from 350 to 400 basis points) or (ii) the base rate plus the applicable margin (ranging from 250 to 300 basis points). We are also required to pay a quarterly unused commitment fee of 37.5 basis points based on the preceding quarter's unused commitment.

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $231 million as of October 31, 2013, which exceeded the excess availability requirement by $166 million. The fixed charge coverage ratio was 2.64 as of October 31, 2013. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of October 31, 2013, we were in compliance with all covenants.

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

  Interest Rate Swap Agreements

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps replaced the one-month LIBOR with the fixed interest rates shown in the table below and are settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair values are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect interest expense.

        Interest rate swaps as of October 31, 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$144
August 2014 - July 2016	$215,000	1.19%	2,372

			$2,516

        The change in the fair value of the interest rate swaps for the three months ended October 31, 2013 totaled $2.5 million and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three months ended October 31, 2013. The current portion of the fair value of the interest rate swaps totaled $0.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG-TERM DEBT (Continued)

the fair value of the interest rate swaps totaled $2.0 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of October 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of October 31, 2013, we were in compliance with all covenants.

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

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC ("Z Investment"). Under the terms of the Warrant Agreement, Z Investment holds 11.1 million warrants (the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire in May 2017, represented approximately 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG-TERM DEBT (Continued)

the date of the issuance. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.

        The holders of the Warrants may, at their option, request that we register all or part of the common stock issuable under the Warrant Agreement for resale. In September 2013, Z Investment exercised their right to request that we register the common stock and on October 2, 2013 we filed a shelf registration statement on Form S-3 which has been declared effective by the SEC.

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of October 31, 2013 and 2012 totaled $2.5 million and $3.4 million, respectively.

5. OTHER GAINS

        Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws. During the first quarter of fiscal year 2013, we received proceeds totaling $1.9 million as a result of a settlement reached in the lawsuit.

        We recorded lease termination charges during the first quarter of fiscal year 2013 totaling $0.1 million related to certain store closures in Fine Jewelry. The lease termination charges for leases where the Company has finalized settlement negotiations with the landlords are based on the amounts agreed upon in the termination agreement. If a settlement has not been reached for a lease, the charges are based on the present value of the remaining lease rentals, including common area maintenance and other charges, reduced by estimated sublease rentals that could reasonably be obtained. There was no material lease reserve balance associated with closed stores at October 31, 2013 and 2012.

6. LOSS PER COMMON SHARE

        Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the Treasury Stock method. There were antidilutive stock options and restricted share awards totaling 4.3 million and 5.0 million for the three months ended October 31, 2013 and 2012, respectively. There were antidilutive warrants totaling 11.1 million for both the three months ended October 31, 2013 and 2012.

        During the three months ended October 31, 2013 and 2012, we incurred a net loss of $27.3 million and $28.3 million, respectively. A net loss causes all outstanding stock options, restricted share awards and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for each of the three month periods presented.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended October 31,
	2013	2012
Beginning of period	$47,015	$53,369
Foreign currency translation adjustment	(3,233)	514
Unrealized loss on interest rate swaps	(2,516)	—
Unrealized gain (loss) on securities, net	74	(55)

End of period	$41,340	$53,828

        There were no material amounts reclassified from accumulated other comprehensive income to net loss during the periods presented.

8. INCOME TAXES

        We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. As of October 31, 2013 and 2012, cumulative losses were incurred over the applicable three-year period.

        Our valuation allowances totaled $93.2 million and $111.0 million as of October 31, 2013 and 2012, respectively. The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future. The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

9. SEGMENTS

        We report our operations under three business segments: Fine Jewelry, Kiosk Jewelry, and All Other (see Note 1). All corresponding items of segment information in prior periods have been presented consistently. Management's expectation is that overall economics of each of our major brands within each reportable segment will be similar over time.

        We use earnings before unallocated corporate overhead, interest and taxes but include an internal charge for inventory carrying cost to evaluate segment profitability. Unallocated costs before income taxes include corporate employee-related costs, administrative costs, information technology costs, corporate

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. SEGMENTS (Continued)

facilities costs and depreciation and amortization. Income tax information by segment is not included as taxes are calculated at a company-wide level and not allocated to each segment.

	Three Months Ended October 31,
Selected Financial Data by Segment	2013	2012
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$313,699	$306,960
Kiosk	46,199	47,818
All Other	2,717	2,690

Total revenues	$362,615	$357,468

Depreciation and amortization:
Fine Jewelry	$5,059	$5,521
Kiosk	577	739
All Other	—	—
Unallocated	2,025	2,386

Total depreciation and amortization	$7,661	$8,646

Operating loss:
Fine Jewelry	$(12,001)	$(16,702)
Kiosk	(2,555)	(1,749)
All Other	1,192	812
Unallocated(b)	(8,668)	(5,364)

Total operating loss	$(22,032)	$(23,003)

(a)
Includes $62.9 million and $63.0 million for the three months ended October 31, 2013 and 2012, respectively, related to foreign operations.

(b)
Includes credits of $15.8 million and $15.1 million for the three months ended October 31, 2013 and 2012, respectively, to offset internal carrying costs charged to the segments. The three months ended October 31, 2012 also includes a gain totaling $1.9 million related to the De Beers settlement.

10. CONTINGENCIES

        The Company is a defendant in three purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino, Naomi Tapia v. Zale which was filed on July 3, 2013 in the U.S. District Court, Southern District of California, and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zales employees. The lawsuits seek to recover damages, penalties and attorneys' fees as a result of the alleged violations. The Company is investigating the

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. CONTINGENCIES (Continued)

underlying allegations and intends to vigorously defend its position against them. The Company cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuits.

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

11. DEFERRED REVENUE

        We offer our Fine Jewelry guests lifetime warranties on certain products that cover sizing and breakage with an option to purchase theft protection for a two-year period. Revenues related to lifetime warranty sales are recognized in proportion to when the expected costs will be incurred, which we estimate to be over an eight-year period. A significant change in estimates related to the time period or pattern in which warranty-related costs are expected to be incurred could adversely impact our revenues and earnings. Revenues related to the optional theft protection are recognized over the two-year contract period on a straight-line basis. We also offer our Fine Jewelry guests a two-year watch warranty and our Fine Jewelry and Kiosk Jewelry guests a one-year warranty that covers breakage. The revenue from the two-year watch warranty and one-year breakage warranty is recognized on a straight-line basis over the respective contract terms.

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended October 31,
	2013	2012
Deferred revenue, beginning of period	$191,245	$208,516
Warranties sold(a)	25,934	24,980
Revenue recognized	(33,955)	(34,257)

Deferred revenue, end of period	$183,224	$199,239

(a)
Warranty sales for the three months ended October 31, 2013 include $0.5 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. The change in the Canadian currency rate did not have a significant impact on the beginning of the period deferred revenue balance for the three months ended October 31, 2012.

        Revenues associated with warranties during the three months ended October 31, 2013 and 2012 totaled $34.0 million and $34.3 million, respectively. Gross margin associated with warranties during the three months ended October 31, 2013 and 2012 totaled $27.4 million and $28.1 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Overview

        We are a leading specialty retailer of fine jewelry in North America. At October 31, 2013, we operated 1,057 fine jewelry stores and 625 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

        Comparable store sales increased by 4.4 percent during the first quarter of fiscal year 2014. At constant exchange rates, comparable store sales increased 5.4 percent for the quarter. Gross margin increased by 20 basis points to 53.4 percent during the first quarter of fiscal year 2014 compared to the same quarter in the prior year. The increase is due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013 and lower commodity costs, partially offset by a change in sales mix to lower margin merchandise. Net loss for the quarter was $27.3 million compared to a net loss of $28.3 million for the same period in the prior year. The $1.0 million improvement is primarily the result of an increase in gross margin, partially offset by an increase in selling, general and administrative expense ("SG&A").

        Revenues associated with warranties totaled $34.0 million for the three months ended October 31, 2013 compared to $34.3 million for the same period in the prior year. Gross margin associated with warranties totaled $27.4 million during the three months ended October 31, 2013 compared to $28.1 million in the same period of the prior year.

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

        We anticipate capital expenditures will be between $40 million and $45 million in fiscal year 2014. The increase in capital expenditures compared to the $23 million spent in fiscal year 2013 is primarily the result of new store openings, refurbishment of existing stores, upgrades to our point-of-sale hardware and software and improved connectivity in our stores. We expect net store closures in fiscal year 2014 of 60 to 65 locations, primarily in Gordon's and Mappins. The closures are expected to impact total revenues by approximately 250 basis points.

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

        The following table presents comparable store sales for each of our brands for the periods presented:

	Three Months Ended October 31,
	2013	2012
Comparable Store Sales
Zales	8.3%	5.0%
Zales Outlet	4.1%	3.9%
Peoples	3.1%	8.9%
Gordon's	(4.0)%	(2.4)%
Mappins	(2.4)%	(5.7)%
Piercing Pagoda	(1.8)%	2.0%
Total Company	4.4%	3.9%
Comparable Store Sales (in constant currency)
Peoples	8.4%	7.3%
Mappins	2.7%	(7.0)%
Total Company	5.4%	3.7%

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

        The following table reconciles EBITDA to net loss as presented in our consolidated statements of operations:

	Three Months Ended October 31,
	2013	2012
Net loss	$(27,306)	$(28,265)
Depreciation and amortization	7,661	8,646
Interest expense	5,609	5,842
Income tax benefit	(335)	(580)

EBITDA	$(14,371)	$(14,357)

Results of Operations

        The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended October 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of sales	46.6	46.8

Gross margin	53.4	53.2
Selling, general and administrative	57.4	57.8
Depreciation and amortization	2.1	2.4
Other gains	—	(0.5)

Operating loss	(6.1)	(6.4)
Interest expense	1.5	1.6

Loss before income taxes	(7.6)	(8.1)
Income tax benefit	(0.1)	(0.2)

Net loss	(7.5)%	(7.9)%

  Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

        Revenues.    Revenues for the quarter ended October 31, 2013 were $362.6 million, an increase of 1.4 percent compared to revenues of $357.5 million for the same period in the prior year. Comparable store sales increased 4.4 percent as compared to the same period in the prior year. At constant exchange rates, comparable store sales increased 5.4 percent for the quarter. The increase in comparable store sales was primarily attributable to an 8.1 percent increase in the number of units sold in Fine Jewelry, partially offset by a decrease in the average price per unit. The increase was partially offset by a decrease in revenues related to 87 store closures since October 31, 2012 (net of store openings).

        Fine Jewelry contributed $313.7 million of revenues in the quarter ended October 31, 2013, an increase of 2.2 percent compared to $307.0 million for the same period in the prior year.

        Kiosk Jewelry contributed $46.2 million of revenues in the quarter ended October 31, 2013, a decrease of 3.4 percent compared to $47.8 million in the same period in the prior year. The decrease in revenues is due to a 2.7 percent decrease in the number of units sold, partially offset by an increase in the average price per unit. The decrease in revenues is also due to 27 kiosk closures since October 31, 2012 (net of openings).

        All Other contributed $2.7 million in revenues for the quarters ended October 31, 2013 and 2012.

        During the quarter ended October 31, 2013, we closed seven stores in Fine Jewelry and five locations in Kiosk Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 53.4 percent of revenues for the quarter ended October 31, 2013, compared to 53.2 percent for the same period in the prior year. The 20 basis point improvement was due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013 and lower commodity costs, partially offset by a change in sales mix to lower margin merchandise.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 57.4 percent of revenues for the quarter ended October 31, 2013 compared to 57.8 percent for the same period in the prior year. SG&A increased by $1.7 million to $208.2 million for the quarter ended October 31, 2013. The increase is due to a $2.9 million increase in costs primarily related to higher labor and legal costs, partially offset by a $0.8 million decrease in promotional costs.

        Depreciation and Amortization.    Depreciation and amortization as a percent of revenues for the quarters ended October 31, 2013 and 2012 was 2.1 percent and 2.4 percent, respectively. The decrease is primarily the result of 87 store closures since October 31, 2012 (net of store openings) and an increase in the number of fully depreciated assets compared to the same period in the prior year, partially offset by additional capital expenditures.

        Other Gains.    Other gains for the quarter ended October 31, 2012 includes proceeds totaling $1.9 million related to the De Beers settlement, partially offset by a $0.1 million charge associated with store closures.

        Interest Expense.    Interest expense as a percentage of revenues for the quarters ended October 31, 2013 and 2012 was 1.5 percent and 1.6 percent, respectively. Interest expense decreased by $0.2 million to $5.6 million for the three months ended October 31, 2013. The decrease is due primarily to a reduction in the average borrowings compared to the same period in the prior year.

        Income Tax Benefit.    Income tax benefit totaled $0.3 million for the three months ended October 31, 2013, as compared to $0.6 million for the same period in the prior year. The income tax benefit for both periods was primarily associated with operating losses related to our Canadian subsidiaries.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and debt service. Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At October 31, 2013, we had borrowing availability under the revolving credit agreement of approximately $231 million. The average vendor payment terms during the three months ended October 31, 2013 and 2012 were approximately 48 days and 53 days, respectively. As of October 31, 2013, we had cash and cash equivalents totaling $13.9 million. We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

        Net cash used in operating activities increased to $86.9 million for the three months ended October 31, 2013, from $72.4 million for the same period in the prior year. The increase is primarily the result of the timing of payroll and vendor payments, partially offset by a decrease in inventory.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year. Other important selling periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Inventory owned at October 31, 2013 was $903.3 million, a decrease of $5.1 million compared to October 31, 2012. The decrease is primarily due to lower merchandise costs resulting from the sourcing initiative launched in fiscal year 2013 and the impact of 87 store closures since October 31, 2012 (net of store openings), partially offset by the expansion of our bridal and exclusive merchandise collections into additional stores.

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory is 83 to 84 percent for the period of November through December 2013, 68 to 73 percent for the period of January through September 2014 and 82 percent for the period of October 2014.

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

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $231 million as of October 31, 2013, which exceeded the excess availability requirement by $166 million. The fixed charge coverage ratio was 2.64 as of October 31, 2013. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of October 31, 2013, we were in compliance with all covenants.

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

  Interest Rate Swap Agreements

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps replaced the one-month LIBOR with the fixed interest rates shown in the table below and are settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair values are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect interest expense.

        Interest rate swaps as of October 31, 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$144
August 2014 - July 2016	$215,000	1.19%	2,372

			$2,516

        The change in the fair value of the interest rate swaps for the three months ended October 31, 2013 totaled $2.5 million and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three months ended October 31, 2013. The current portion of the fair value of the interest rate swaps totaled $0.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $2.0 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of October 31, 2013, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of October 31, 2013, we were in compliance with all covenants.

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

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC ("Z Investment"). Under the terms of the Warrant Agreement, Z Investment holds 11.1 million warrants (the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share. The Warrants, which are currently exercisable and expire in May 2017, represented approximately 25 percent of our common stock on a fully diluted basis (including the shares issuable upon exercise of the Warrants and excluding certain out-of-the-money stock options) as of the date of the issuance. The number of shares and exercise price are subject to customary antidilution protection. The Warrant Agreement also entitles the holder to designate two, and in certain circumstances three, directors to our board.

        The holders of the Warrants may, at their option, request that we register all or part of the common stock issuable under the Warrant Agreement for resale. In September 2013, Z Investment exercised their right to request that we register the common stock and on October 2, 2013 we filed a shelf registration statement on Form S-3 which has been declared effective by the SEC.

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of October 31, 2013 and 2012 totaled $2.5 million and $3.4 million, respectively.

  Customer Credit Programs

        We have a Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards. The MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program. As of October 31, 2013, we were in compliance with all covenants under the MSA. We currently expect to exceed the $315 million threshold for the program year ending September 30, 2014. The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In July 2013, the Company provided written notice to Citibank of its intent not to renew the agreement. During the three months ended October 31, 2013 and 2012, our guests used our private label credit card to pay for approximately 34 percent and 33 percent, respectively, of purchases in the U.S.

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

        We have a Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards. In addition, TDFS provides credit insurance for our guests and will receive 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us. The TD Agreement expires in May 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. We currently expect to exceed the $50 million threshold for the program year ending June 30, 2014. During the three months ended October 31, 2013 and 2012, our guests used our private label credit card to pay for approximately 21 percent and 19 percent, respectively, of purchases in Canada.

        We have also entered into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.

Capital Expenditures

        During the three months ended October 31, 2013, we invested $6.0 million to remodel, relocate and refurbish stores and to complete store enhancement projects. We also invested $3.3 million in infrastructure, primarily related to information technology. We anticipate investing between $40 million and $45 million in capital expenditures in fiscal year 2014.

Recent Accounting Pronouncement

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Inflation Risk.    Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out ("LIFO") retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory. We recorded a benefit related to LIFO in cost of sales totaling $0.5 million during the three months ended October 31, 2013 primarily as a result of the sourcing initiative launched in fiscal year 2013. We did not record a LIFO charge during the three months ended October 31, 2012. The LIFO inventory reserve included in the consolidated balance sheets as of October 31, 2013 and 2012 totaled $62.5 million and $58.3 million, respectively.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations. The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations. There were no material gains or losses recognized during the periods presented and there were no outstanding foreign currency contracts as of October 31, 2013.

        We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations. During the three months ended October 31, 2013 and 2012, the average Canadian currency rate depreciated by approximately five percent and appreciated by approximately two percent, respectively, relative to the U.S. dollar. The depreciation in the Canadian currency rate for the three months ended October 31, 2013 resulted in a $3.3 million decrease in reported revenues, offset by a decrease in reported cost of sales and SG&A of $3.0 million. The appreciation in the Canadian currency rate for the three months ended October 31, 2012 resulted in a $0.9 million increase in reported revenues, offset by an increase in reported cost of sales and SG&A of $0.9 million. There were no material gains or losses associated with the settlement of Canadian accounts payable during the three months ended October 31, 2013 and 2012.

        Interest Rate Risk.    Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes. As of October 31, 2013, we had borrowings of $423.0 million under our Amended Credit Agreement that are subject to variable interest rates.

        In September 2013, we executed interest rate swaps with Bank of America, N.A. to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR associated with our Amended Credit Agreement. The interest rate swaps replaced the one-month LIBOR with the fixed interest rates shown in the table below and are settled monthly. The swaps qualify as cash flow hedges and, to the extent effective, changes in their fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair values are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect interest expense.

        Interest rate swaps as of October 31, 2013 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$144
August 2014 - July 2016	$215,000	1.19%	2,372

			$2,516

        The change in the fair value of the interest rate swaps for the three months ended October 31, 2013 totaled $2.5 million and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three months ended October 31, 2013. The current portion of the fair value of the interest rate swaps totaled $0.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $2.0 million and is included in other liabilities in the accompanying consolidated balance sheet.

        Investment Risk.    We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. The investments of our insurance subsidiaries, primarily stocks and bonds, had a market value of $23.3 million at October 31, 2013.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth, under the heading, "Contingencies," in Part I of this report.

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission ("SEC"). In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan (including expectations for earnings, comparable store sales, gross margin, selling, general and administrative expenses, operating margin, interest expense, income tax expense and capital expenditures for fiscal year 2014), merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, ecommerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

        The supply and price of diamonds in the principal world market are significantly influenced by the Diamond Trading Company ("DTC"), which has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters at prices determined in its sole discretion. The DTC's share of the diamond supply chain has decreased over recent years, which may result in more volatility in rough diamond prices. The availability of diamonds is also somewhat dependent on the political conditions in diamond-producing countries and on the continuing supply of raw diamonds. Any sustained interruption in this supply could have an adverse affect on our business.

        We are affected by fluctuations in the price of diamonds, gold and other commodities. A significant change in prices of key commodities could adversely affect our business by reducing operating margins or decreasing consumer demand if retail prices are increased significantly. In the past, our vendors have experienced significant increases in commodity costs, especially diamond, gold and silver costs. If significant increases in commodity prices occur in the future, it could result in higher merchandise costs, which could materially impact our earnings. In addition, foreign currency exchange rates and fluctuations impact costs and cash flows associated with our Canadian operations and the acquisition of inventory from international vendors.

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

         Our share price may be volatile.

        Our share price may fluctuate substantially as a result of variations in our actual or anticipated results and financial condition. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail shares and other shares in a manner unrelated, or disproportionate to, the operating performance of those companies. In addition, our share price could fluctuate substantially in the future in response to sales of our common stock, including the sale of common stock issuable under the Warrant Agreement.

         Additional factors may adversely affect our financial performance.

        Increases in expenses that are beyond our control including items such as increases in interest rates, inflation, fluctuations in foreign currency rates, higher tax rates and changes in laws and regulations (such as the Patient Protection and Affordable Care Act), may negatively impact our operating results.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Exhibit
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Principal Executive Officer
32.2	*	Section 1350 Certification of Chief Administrative Officer
32.3	*	Section 1350 Certification of Principal Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

ZALE CORPORATION
(Registrant)
Date: December 6, 2013	By:	/s/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Chief Financial Officer
(principal financial officer of the registrant)