Form 10-Q
period 2014-01-31
ZALE CORP
filed 2014-03-07
CIK 109156

Use these links to rapidly review the document
ZALE CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

        As of March 3, 2014, 33,021,621 shares of Zale Corporation's Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues	$656,449	$670,752	$1,019,063	$1,028,220
Cost of sales	308,830	331,101	477,656	498,234

Gross margin	347,619	339,651	541,407	529,986
Selling, general and administrative	280,148	279,064	488,306	485,529
Depreciation and amortization	7,461	8,388	15,122	17,034
Other charges (gains)	488	926	488	(847)

Operating earnings	59,522	51,273	37,491	28,270
Interest expense	6,096	6,088	11,706	11,930

Earnings before income taxes	53,426	45,185	25,785	16,340
Income tax expense	2,640	3,977	2,305	3,396

Net earnings	$50,786	$41,208	$23,480	$12,944

Basic net earnings per common share:	$1.54	$1.27	$0.72	$0.40
Diluted net earnings per common share:	$1.13	$1.02	$0.52	$0.32
Weighted average number of common shares outstanding:
Basic	32,919	32,426	32,827	32,362
Diluted	45,022	40,305	44,837	40,470

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net earnings	$50,786	$41,208	$23,480	$12,944
Foreign currency translation adjustment	(12,763)	(44)	(15,996)	470
Unrealized loss on interest rate swaps	(140)	—	(2,676)	—
Reclassification of loss on interest rate swaps to interest expense	65	—	85	—
Unrealized gain on securities, net	(128)	76	(54)	21

Comprehensive income	$37,820	$41,240	$4,839	$13,435

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 31, 2014	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,251	$17,060	$18,516
Merchandise inventories	864,275	767,540	836,624
Other current assets	48,260	53,335	51,311

Total current assets	935,786	837,935	906,451

Property and equipment	666,000	675,705	688,558
Less accumulated depreciation and amortization	(562,286)	(570,427)	(575,646)

Net property and equipment	103,714	105,278	112,912

Goodwill	92,376	98,372	100,756
Other assets	41,718	38,560	50,471
Deferred tax asset	107,110	107,110	96,888

Total assets	$1,280,704	$1,187,255	$1,267,478

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$276,907	$220,558	$263,384
Deferred revenue	81,667	82,110	86,813
Deferred tax liability	107,479	107,016	97,233

Total current liabilities	466,053	409,684	447,430

Long-term debt	445,267	410,050	473,975
Deferred revenue—long-term	105,004	109,135	115,664
Other liabilities	72,307	73,057	36,504
Commitments and contingencies
Stockholders' investment:
Common stock	488	488	488
Additional paid-in capital	150,459	155,625	158,422
Accumulated other comprehensive income	28,374	47,015	53,860
Accumulated earnings	458,621	435,140	438,072

	637,942	638,268	650,842
Treasury stock	(445,869)	(452,939)	(456,937)

Total stockholders' investment	192,073	185,329	193,905

Total liabilities and stockholders' investment	$1,280,704	$1,187,255	$1,267,478

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$23,480	$12,944
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash interest	1,454	1,452
Depreciation and amortization	15,122	17,034
Deferred taxes	352	614
Loss on disposition of property and equipment	690	632
Impairment of property and equipment	488	851
Stock-based compensation	2,261	1,742
Changes in operating assets and liabilities:
Merchandise inventories	(108,272)	(94,676)
Other current assets	3,696	(4,898)
Other assets	536	1,192
Accounts payable and accrued liabilities	57,515	56,593
Deferred revenue	(2,258)	(6,144)
Other liabilities	(1,446)	(110)

Net cash used in operating activities	(6,382)	(12,774)

Cash Flows From Investing Activities:
Payments for property and equipment	(18,007)	(12,667)
Purchase of available-for-sale investments	(5,157)	(1,674)
Proceeds from sales of available-for-sale investments	959	465

Net cash used in investing activities	(22,205)	(13,876)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	2,676,300	2,738,400
Payments on revolving credit agreement	(2,640,500)	(2,717,500)
Proceeds from exercise of stock options	311	56
Payments on capital lease obligations	(551)	(489)

Net cash provided by financing activities	35,560	20,467

Effect of exchange rate changes on cash	(782)	96
Net change in cash and cash equivalents	6,191	(6,087)
Cash and cash equivalents at beginning of period	17,060	24,603

Cash and cash equivalents at end of period	$23,251	$18,516

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        References to the "Company," "we," "us," and "our" in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At January 31, 2014, we operated 1,037 specialty retail jewelry stores and 623 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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
Level 3	—	Instruments whose significant inputs are unobservable.

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of January 31, 2014
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$14,306	$—	$—
U.S. government agency securities	—	2,074	—
Corporate bonds and notes	—	5,718	—
Corporate equity securities	2,706	—	—

	$17,012	$7,792	$—

Liabilities
Interest rate swaps	$—	$2,591	$—

	Fair Value as of January 31, 2013
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$22,445	$—	$—
U.S. government agency securities	—	2,833	—
Corporate bonds and notes	—	868	—
Corporate equity securities	4,423	—	—

	$26,868	$3,701	$—

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

        The fair value of our interest rate swaps is calculated using significant observable inputs including the present value of estimated future cash flows using interest rate curves, and therefore were classified as a Level 2 measurement in the fair value hierarchy (see Note 4 for additional information related to our interest rate swaps).

  Assets that are Measured at Fair Value on a Nonrecurring Basis

        Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted average cost of capital of 14.0 percent to 15.5 percent, and therefore are classified as a Level 3 measurement in the fair value hierarchy. For the six months ended January 31, 2014, store-level property and equipment of $0.7 million was written down to their fair value of $0.2 million, resulting in an impairment charge of $0.5 million. For the six months ended January 31, 2013, store-level property and equipment of $1.0 million was written down to their fair value of $0.1 million, resulting in an impairment charge of $0.9 million.

        At the end of the second quarter of fiscal year 2014, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible—Goodwill and Other. Based on the test results, we concluded that no impairment was necessary for the $73.0 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 30 percent and 41 percent, respectively, to be considered for potential impairment. We calculated the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 14.0 percent to 15.5 percent based on a risk-adjusted weighted average cost of capital that reflects current market conditions. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of January 31, 2014. The fair value of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

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

        Our investments consist of the following (in thousands):

	January 31, 2014		January 31, 2013
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$13,492	$14,306	$21,086	$22,445
U.S. government agency securities	1,984	2,074	2,641	2,833
Corporate bonds and notes	5,616	5,718	773	868
Corporate equity securities	1,888	2,706	3,501	4,423

	$22,980	$24,804	$28,001	$30,569

        At January 31, 2014 and 2013, the carrying value of investments included a net unrealized gain of $1.8 million and $2.6 million, respectively, which is included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the three and six months ended January 31, 2014 and 2013. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at both January 31, 2014 and 2013, respectively, as required by law.

        Debt securities outstanding as of January 31, 2014 mature as follows (in thousands):

	Cost	Fair Value
Less than one year	$3,272	$3,299
Year two through year five	11,081	11,853
Year six through year ten	6,680	6,879
After ten years	59	67

	$21,092	$22,098

4. LONG—TERM DEBT

        Long-term debt consists of the following (in thousands):

	January 31,
	2014	2013
Revolving credit agreement	$363,000	$390,700
Senior secured term loan	80,000	80,000
Capital lease obligations	2,267	3,275

	$445,267	$473,975

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG—TERM DEBT (Continued)

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 73 percent for the period of February through September 2014, 82 to 84 percent for the period of October through December 2014 and 71 percent for January 2015.

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

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $259 million as of January 31, 2014, which exceeded the excess availability requirement by $197 million. The fixed charge coverage ratio was 2.47 as of January 31, 2014. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of January 31, 2014, we were in compliance with all covenants.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG—TERM DEBT (Continued)

        Interest rate swaps as of January 31, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$117
August 2014 - July 2016	$215,000	1.19%	2,474

			$2,591

        The change in the fair value of the interest rate swaps for the three and six months ended January 31, 2014 totaled $0.1 million and $2.7 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and six months ended January 31, 2014. The current portion of the fair value of the interest rate swaps totaled $1.0 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.6 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of January 31, 2014, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of January 31, 2014, we were in compliance with all covenants.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG—TERM DEBT (Continued)

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

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of January 31, 2014 and 2013 totaled $2.2 million and $3.2 million, respectively.

5. OTHER CHARGES (GAINS)

        During the second quarter of fiscal years 2014 and 2013, we recorded charges related to the impairment of long-lived assets for underperforming stores, primarily in Fine Jewelry, totaling $0.5 million and $0.9 million, respectively. The impairment of long-lived assets is based on the amount that the carrying value exceeds the estimated fair value of the assets. The fair value is based on future cash flow projections over the remaining lease term using a discount rate that we believe is commensurate with the risk inherent in our current business model. If actual results are not consistent with our cash flow projections, we may be required to record additional impairments.

        Beginning in June 2004, various class-action lawsuits were filed alleging that the De Beers group violated U.S. state and federal antitrust, consumer protection and unjust enrichment laws. During the six months ended January 31, 2013, we received proceeds totaling $1.9 million as a result of a settlement reached in the lawsuit.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. EARNINGS PER COMMON SHARE

        Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the Treasury Stock method.

        The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Basic weighted average shares	32,919	32,426	32,827	32,362
Effect of potential dilutive securities:
Warrants	9,597	6,759	9,495	6,921
Stock options and restricted share awards	2,506	1,120	2,515	1,187

Diluted weighted average shares	45,022	40,305	44,837	40,470

        The calculation of diluted weighted average shares excludes the impact of 0.9 million and 1.8 million antidilutive stock options for the three and six months ended January 31, 2014 and 2013.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Beginning of period	$41,340	$53,828	$47,015	$53,369
Foreign currency translation adjustment	(12,763)	(44)	(15,996)	470
Unrealized loss on interest rate swaps	(140)	—	(2,676)	—
Reclassification of loss on interest rate swaps to interest expense	65	—	85	—
Unrealized gain (loss) on securities, net	(128)	76	(54)	21

End of period	$28,374	$53,860	$28,374	$53,860

8. INCOME TAXES

        We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. As of January 31, 2014 and 2013, cumulative losses were incurred over the applicable three-year period.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. INCOME TAXES (Continued)

        Our valuation allowances totaled $82.7 million and $92.7 million as of January 31, 2014 and 2013, respectively. The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future. The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

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

	Three Months Ended January 31,		Six Months Ended January 31,
Selected Financial Data by Segment	2014	2013	2014	2013
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$580,821	$590,131	$894,519	$897,091
Kiosk	72,801	77,905	119,000	125,723
All Other	2,827	2,716	5,544	5,406

Total revenues	$656,449	$670,752	$1,019,063	$1,028,220

Depreciation and amortization:
Fine Jewelry	$4,954	$5,393	$10,013	$10,914
Kiosk	516	689	1,093	1,428
All Other	—	—	—	—
Unallocated	1,991	2,306	4,016	4,692

Total depreciation and amortization	$7,461	$8,388	$15,122	$17,034

Operating earnings:
Fine Jewelry	$58,273	$47,712	$46,272	$31,010
Kiosk	10,622	10,513	8,067	8,764
All Other	1,309	1,094	2,501	1,906
Unallocated(b)	(10,682)	(8,046)	(19,349)	(13,410)

Total operating earnings	$59,522	$51,273	$37,491	$28,270

(a)
Includes $111.2 million and $120.4 million for the three months ended January 31, 2014 and 2013, respectively, and $174.1 million and $183.4 million for the six months ended January 31, 2014 and 2013, respectively, related to foreign operations.

(b)
Includes credits of $17.1 million and $16.9 million for the three months ended January 31, 2014 and 2013, respectively, and $32.9 million and $32.0 million for the six months ended January 31, 2014 and 2013, respectively, to offset internal carrying costs charged to the segments. The six months ended January 31, 2013 also includes a gain totaling $1.9 million related to the De Beers settlement.

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

        The Company and its directors have been named as defendants in four purported shareholder class action lawsuits filed in the Court of Chancery of the State of Delaware: Andrew Breyer v. Zale Corporation, et al. filed on February 24, 2014, Marc Stein v. Zale Corporation, et al. and Ravinder Singh v. Zale Corporation, et al. each filed on March 3, 2014 and Mary Smart v. Zale Corporation, et al. filed on March 6, 2014. Each lawsuit alleges that, in connection with the proposed transaction between the Company and Signet Jewelers Limited, entered into on February 19, 2014, the Company's directors breached their fiduciary duties to the Company's shareholders and that the Company, Signet Jewelers Limited and Carat Merger Sub, Inc. aided and abetted such breaches. Each lawsuit seeks injunctive relief, rescission in the event the merger is consummated, monetary damages and attorneys' and other fees and costs. The Company and its directors believe that the claims in the lawsuits are without merit, and intend to vigorously defend each pending lawsuit. The Company cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuits.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DEFERRED REVENUE (Continued)

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Deferred revenue, beginning of period	$183,224	$199,239	$191,245	$208,516
Warranties sold(a)	43,907	44,569	69,841	69,549
Revenue recognized	(40,460)	(41,331)	(74,415)	(75,588)

Deferred revenue, end of period	$186,671	$202,477	$186,671	$202,477

(a)
Warranty sales for the three and six months ended January 31, 2014 include approximately $1.8 million and $2.3 million, respectively, related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. The change in the Canadian currency rate did not have a significant impact on the beginning of the period deferred revenue balance for the three and six months ended January 31, 2013.

        Gross margin associated with warranties totaled $32.7 million and $34.2 million, respectively, during the three months ended January 31, 2014 and 2013 and $60.1 million and $62.3 million, respectively, during the six months ended January 31, 2014 and 2013.

12. SUBSEQUENT EVENTS

Merger Agreement

        On February 19, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Signet Jewelers Limited, a Bermuda corporation ("Signet"), and Carat Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Signet ("Merger Sub"). The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Signet at a price of $21 per share in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Signet. Consummation of the Merger is subject to various customary conditions set forth in the Merger Agreement, including, among other things, the adoption of the Merger Agreement by the Company's stockholders, the absence of laws or orders prohibiting or restraining the Merger and the receipt of certain required antitrust approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. For additional information regarding the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on February 19, 2014 (the "February 19th 8-K"). The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the February 19th 8-K.

Voting and Support Agreement

        On February 19, 2014, and in connection with the execution of the Merger Agreement, Z Investment entered into a Voting and Support Agreement with Signet and the Company (the "Voting Agreement"). Pursuant to the Voting Agreement, Z Investment has agreed, among other things, to exercise its Warrants (see Note 4) and to vote, or cause to be voted, the shares of the Company's common stock issued upon such exercise in favor of the adoption of the Merger Agreement. The foregoing description of the Voting

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. SUBSEQUENT EVENTS (Continued)

Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a copy of which is attached as Exhibit 10.1 to the February 19th 8-K.

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

Overview

        We are a leading specialty retailer of fine jewelry in North America. At January 31, 2014, we operated 1,037 fine jewelry stores and 623 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

        Revenues for the quarter ended January 31, 2014 decreased 2.1 percent compared to the same period in the prior year. The decrease in revenues was primarily the result of 86 store closures since January 31, 2013 (net of store openings) and the depreciation in the Canadian currency rate, partially offset by an increase in comparable store sales. Comparable store sales increased 0.6 percent during the second quarter of fiscal year 2014, or 1.9 percent at constant exchange rates. Gross margin increased by 240 basis points to 53.0 percent during the second quarter of fiscal year 2014 compared to the same quarter in the prior year. The increase is due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013, lower commodity costs and a more disciplined approach to our promotional programs. Net earnings for the quarter were $50.8 million compared to $41.2 million for the same period in the prior year. The $9.6 million improvement is primarily the result of the increase in gross margin.

        Revenues associated with warranties totaled $40.5 million and $41.3 million, respectively, during the three months ended January 31, 2014 and 2013 and $74.4 million and $75.6 million, respectively, during the six months ended January 31, 2014 and 2013. Gross margin associated with warranties totaled $32.7 million and $34.2 million, respectively, during the three months ended January 31, 2014 and 2013 and $60.1 million and $62.3 million, respectively, during the six months ended January 31, 2014 and 2013.

        On February 19, 2014, the Company entered into the Merger Agreement with Signet and Merger Sub, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Signet at a price of $21 per share in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Signet. For additional information regarding the Merger and the Merger Agreement, please refer to the February 19th 8-K. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the February 19th 8-K.

        In connection with the Merger, the Company intends to file relevant materials with the SEC, including the Company's proxy statement in preliminary and definitive form. Stockholders of the Company are urged to read all relevant documents filed with the SEC, including the Company's proxy statement when it becomes available, because they will contain important information about the Merger. Investors and security holders will be able to obtain the documents (once available) free of charge at the SEC's web site, http://www.sec.gov, or for free from the Company by contacting its Investor Relations department by phone at (972) 580-4391 or by e-mail at ir@zalecorp.com.

Outlook for Fiscal Year 2014

        The fiscal year 2014 outlook excludes the impact of the Merger and other transactions contemplated by the Merger Agreement.

        In fiscal year 2014, we will continue to invest in the business to drive profitable growth and increase shareholder value. We expect to achieve this growth as a result of:

  •
  positive comparable store sales in our Zales and Peoples brands and the growth of our exclusive, branded merchandise, offset by net store closures and the impact of the Canadian exchange rate;

  •
  gross margin improvement related primarily to benefits from the sourcing initiative launched in fiscal year 2013 and a more favorable commodity cost environment;

  •
  slightly higher selling, general and administrative expenses, as a percent of revenues, due primarily to initiatives targeted at driving future revenue growth;

  •
  an improvement in operating margin of 50 basis points or more;

  •
  interest expense consistent with fiscal year 2013; and

  •
  income tax expense of $2 million to $3 million.

        We anticipate capital expenditures will be between $45 million and $50 million in fiscal year 2014. The increase in capital expenditures compared to the $21 million spent in fiscal year 2013 is primarily the result of new store openings, refurbishment of existing stores, upgrades to our point-of-sale hardware and software and improved connectivity in our stores. We expect net store closures in fiscal year 2014 of 70 to 75 locations, primarily in Gordon's, Mappins and Piercing Pagoda. The closures are expected to impact total revenues by approximately 280 basis points.

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

        The following table presents comparable store sales for each of our brands for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Comparable Store Sales
Zales	4.0%	3.7%	5.4%	4.1%
Zales Outlet	3.2%	3.6%	3.5%	3.7%
Peoples	(4.3)%	6.4%	(1.8)%	7.2%
Gordon's	(4.5)%	(3.3)%	(4.3)%	(3.0)%
Mappins	(11.4)%	(5.6)%	(8.2)%	(5.6)%
Piercing Pagoda	(4.6)%	1.0%	(3.5)%	1.4%
Total Company	0.6%	2.8%	1.9%	3.2%
Comparable Store Sales (in constant currency)
Peoples	2.7%	3.0%	4.6%	4.4%
Mappins	(4.9)%	(8.6)%	(2.2)%	(8.1)%
Total Company	1.9%	2.2%	3.0%	2.7%

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

        EBITDA is a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net earnings or other GAAP measures as an indicator of operating performance. In addition, EBITDA should not be considered as an alternative to operating earnings or net earnings as a measure of operating performance. Our calculation of EBITDA may differ from others in our industry and is not necessarily comparable with similar titles used by other companies.

        The following table reconciles EBITDA to net earnings as presented in our consolidated statements of operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net earnings	$50,786	$41,208	$23,480	$12,944
Depreciation and amortization	7,461	8,388	15,122	17,034
Interest expense	6,096	6,088	11,706	11,930
Income tax expense	2,640	3,977	2,305	3,396

EBITDA	$66,983	$59,661	$52,613	$45,304

Results of Operations

        The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0	49.4	46.9	48.5

Gross margin	53.0	50.6	53.1	51.5
Selling, general and administrative	42.7	41.6	47.9	47.2
Depreciation and amortization	1.1	1.3	1.5	1.7
Other charges (gains)	0.1	0.1	—	(0.1)

Operating earnings	9.1	7.6	3.7	2.7
Interest expense	0.9	0.9	1.1	1.2

Earnings before income taxes	8.1	6.7	2.5	1.6
Income tax expense	0.4	0.6	0.2	0.3

Net earnings	7.7%	6.1%	2.3%	1.3%

  Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

        Revenues.    Revenues for the quarter ended January 31, 2014 were $656.4 million, a decrease of 2.1 percent compared to revenues of $670.8 million for the same period in the prior year. The decrease in revenues was the result of a $16.9 million decrease related to 86 store closures since January 31, 2013 (net of store openings) and an $8.2 million decrease related to the depreciation in the Canadian currency rate, partially offset by an increase in comparable store sales. Comparable store sales increased 0.6 percent during the second quarter of fiscal year 2014, or 1.9 percent at constant exchange rates. The increase in comparable store sales was primarily attributable to a 7.5 percent increase in the number of units sold in Fine Jewelry, partially offset by a decrease in the average price per unit.

        Fine Jewelry contributed $580.8 million of revenues in the quarter ended January 31, 2014, a decrease of 1.6 percent compared to $590.1 million for the same period in the prior year.

        Kiosk Jewelry contributed $72.8 million of revenues in the quarter ended January 31, 2014, a decrease of 6.5 percent compared to $77.9 million in the same period in the prior year. The decrease in revenues is due to a 5.2 percent decrease in the average price per unit, partially offset by an increase in the number of units sold. The decrease in revenues is also due to 20 kiosk closures since January 31, 2013 (net of openings).

        All Other contributed $2.8 million in revenues for the three months ended January 31, 2014, an increase of 4.1 percent compared to $2.7 million for the same period in the prior year.

        During the quarter ended January 31, 2014, we closed 22 stores in Fine Jewelry and two locations in Kiosk Jewelry. In addition, we opened two stores in Fine Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 53.0 percent of revenues for the quarter ended January 31, 2014, compared to 50.6 percent for the same period in the prior year. The 240 basis point improvement was due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013, lower commodity costs and a more disciplined approach to our promotional programs.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 42.7 percent of revenues for the quarter ended January 31, 2014 compared to 41.6 percent for the same period in the prior year. SG&A increased by $1.1 million to $280.1 million for the quarter ended January 31, 2014. The increase is due to an $8.6 million increase in costs primarily related to higher labor and marketing costs, partially offset by the impact of 86 store closures since January 31, 2013 (net of store openings).

        Depreciation and Amortization.    Depreciation and amortization as a percentage of revenues for the quarters ended January 31, 2014 and 2013 was 1.1 percent and 1.3 percent, respectively. The decrease is primarily the result of 86 store closures (net of store openings), partially offset by additional capital expenditures.

        Other Charges (Gains).    Other charges for the quarters ended January 31, 2014 and 2013 consists of a $0.5 million and $0.9 million charge, respectively, related to the impairment of long-lived assets associated with underperforming stores.

        Interest Expense.    Interest expense remained flat at $6.1 million, or 0.9 percent of revenues, for the quarters ended January 31, 2014 and 2013.

        Income Tax Expense.    Income tax expense totaled $2.6 million for the three months ended January 31, 2014, as compared to $4.0 million for the same period in the prior year. Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

  Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013

        Revenues.    Revenues for the six months ended January 31, 2014 were $1,019.1 million, a decrease of 0.9 percent compared to revenues of $1,028.2 million for the same period in the prior year. The decrease in revenues was the result of a $25.1 million decrease related to 86 store closures since January 31, 2013 (net of store openings) and an $11.4 million decrease related to the depreciation in the Canadian currency rate, partially offset by an increase in comparable store sales. Comparable store sales increased 1.9 percent during the six months ended January 31, 2014, or 3.0 percent at constant exchange rates. The increase in comparable store sales was primarily attributable to 7.7 percent increase in the number of units sold in Fine Jewelry, partially offset by a decrease in the average price per unit.

        Fine Jewelry contributed $894.5 million of revenues in the six months ended January 31, 2014, a decrease of 0.3 percent compared to $897.1 million for the same period in the prior year.

        Kiosk Jewelry contributed $119.0 million of revenues in the six months ended January 31, 2014, a decrease of 5.3 percent compared to $125.7 million in the same period in the prior year. The decrease in revenues is due to a 2.8 percent decrease in the average price per unit and a decrease in the number of units sold. The decrease in revenues is also due to 20 kiosk closures since January 31, 2013 (net of openings).

        All Other contributed $5.5 million in revenues for the six months ended January 31, 2014, an increase of 2.6 percent compared to $5.4 million for the same period in the prior year.

        During the six months ended January 31, 2014, we closed 29 stores in Fine Jewelry and seven locations in Kiosk Jewelry. In addition, we opened two stores in Fine Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 53.1 percent of revenues for the six months ended January 31, 2014, compared to 51.5 percent for the same period in the prior year. The 160 basis point improvement was due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013, lower commodity costs and a more disciplined approach to our promotional programs.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 47.9 percent of revenues for the six months ended January 31, 2014 compared to 47.2 percent for the same period in the prior year. SG&A increased by $2.8 million to $488.3 million for the six months ended January 31, 2014. The increase is due to a $13.7 million increase in costs primarily related to higher labor, marketing and legal related costs, partially offset by the impact of 86 store closures since January 31, 2013 (net of store openings).

        Depreciation and Amortization.    Depreciation and amortization as a percentage of revenues for the six months ended January 31, 2014 and 2013 was 1.5 percent and 1.7 percent, respectively. The decrease is primarily the result of 86 store closures (net of store openings), partially offset by additional capital expenditures.

        Other Charges (Gains).    Other charges for the six months ended January 31, 2014 consists of a $0.5 million charge related to the impairment of long-lived assets associated with underperforming stores. Other gains for the six months ended January 31, 2013 includes proceeds totaling $1.9 million related to the De Beers settlement, partially offset by a $0.9 million charge related to the impairment of long-lived assets associated with underperforming stores.

        Interest Expense.    Interest expense as a percentage of revenues remained relatively flat at 1.1 percent for the six months ended January 31, 2014 compared to 1.2 percent for the same period in the prior year.

        Income Tax Expense.    Income tax expense totaled $2.3 million for the six months ended January 31, 2014, as compared to $3.4 million for the same period in the prior year. Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and debt service. Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At January 31, 2014, we had borrowing availability under the revolving credit agreement of approximately $259 million. The average vendor payment terms during the six months ended January 31, 2014 and 2013 were approximately 46 days and 54 days, respectively. As of January 31, 2014, we had cash and cash equivalents totaling $23.3 million. We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

        Net cash used in operating activities improved from $12.8 million for the six months ended January 31, 2013 to $6.4 million for the six months ended January 31, 2014. The $6.4 million improvement is primarily the result of a $9.2 million increase in operating earnings.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year. Other important selling periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Inventory owned at January 31, 2014 was $864.3 million, an increase of $27.7 million compared to January 31, 2013. The increase is primarily due to the expansion of our exclusive, branded merchandise collections, partially offset by the impact of 86 store closures (net of store openings) since January 31, 2013.

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 73 percent for the period of February through September 2014, 82 to 84 percent for the period of October through December 2014 and 71 percent for January 2015.

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

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $259 million as of January 31, 2014, which exceeded the excess availability requirement by $197 million. The fixed charge coverage ratio was 2.47 as of January 31, 2014. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of January 31, 2014, we were in compliance with all covenants.

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

        Interest rate swaps as of January 31, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$117
August 2014 - July 2016	$215,000	1.19%	2,474

			$2,591

        The change in the fair value of the interest rate swaps for the three and six months ended January 31, 2014 totaled $0.1 million and $2.7 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and six months ended January 31, 2014. The current portion of the fair value of the interest rate swaps totaled $1.0 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.6 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of January 31, 2014, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of January 31, 2014, we were in compliance with all covenants.

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

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of January 31, 2014 and 2013 totaled $2.2 million and $3.2 million, respectively.

  Customer Credit Programs

        We have a Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards. The MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program. As of January 31, 2014, we were in compliance with all covenants under the MSA. We currently expect to exceed the $315 million threshold for the program year ending September 30, 2014. The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In July 2013, the Company provided written notice to Citibank of its intent not to renew the agreement. During the six months ended January 31, 2014 and 2013, our guests used our private label credit card to pay for approximately 34 percent and 33 percent, respectively, of purchases in the U.S.

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

        We have a Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards. In addition, TDFS provides credit insurance for our guests and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us. The TD Agreement expires in June 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. We currently expect to exceed the $50 million threshold for the program year ending June 30, 2014. During the six months ended January 31, 2014 and 2013, our guests used our private label credit card to pay for approximately 18 percent and 17 percent, respectively, of purchases in Canada.

        We have also entered into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.

Capital Expenditures

        During the six months ended January 31, 2014, we invested $11.7 million to remodel, relocate and refurbish stores and to complete store enhancement projects. We also invested $6.3 million in infrastructure, primarily related to information technology. We anticipate investing between $45 million and $50 million in capital expenditures in fiscal year 2014.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Inflation.    Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out ("LIFO") retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory. We recorded a benefit related to LIFO in cost of sales totaling $3.7 million during the six months ended January 31, 2014 primarily as a result of the sourcing initiative launched in fiscal year 2013 and lower commodity costs. We recorded LIFO charges in cost of sales totaling $2.6 million during the six months ended January 31, 2013. The LIFO inventory reserve included in the consolidated balance sheets as of January 31, 2014 and 2013 totaled $59.2 million and $60.9 million, respectively.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations. The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations. The Company recognized a $0.5 million gain on the settlement of foreign currency contracts during the six months ended January 31, 2014. There were no material gains or losses recognized during the six months ended January 31, 2013. There were no outstanding foreign currency contracts as of January 31, 2014.

        We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations. During the six months ended January 31, 2014 and 2013, the average Canadian currency rate depreciated by approximately six percent and appreciated by approximately two percent, respectively, relative to the U.S. dollar. The depreciation in the Canadian currency rate for the six months ended January 31, 2014 resulted in an $11.4 million decrease in reported revenues, partially offset by a $9.9 million decrease in costs. The appreciation in the Canadian currency rate for the six months ended January 31, 2013 resulted in a $4.7 million increase in reported revenues, partially offset by a $4.1 million increase in costs.

        Interest Rate Risk.    Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes. As of January 31, 2014, we had borrowings of $363.0 million under our Amended Credit Agreement that are subject to variable interest rates.

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

        Interest rate swaps as of January 31, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$117
August 2014 - July 2016	$215,000	1.19%	2,474

			$2,591

        The change in the fair value of the interest rate swaps for the three and six months ended January 31, 2014 totaled $0.1 million and $2.7 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and six months ended January 31, 2014. The current portion of the fair value of the interest rate swaps totaled $1.0 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.6 million and is included in other liabilities in the accompanying consolidated balance sheet.

        Investment Risk.    We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. The investments of our insurance subsidiaries, primarily stocks and bonds, had a market value of $24.8 million at January 31, 2014.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Forward-looking statements are not guarantees of future performance and a variety of factors, including without limitation those described below, could cause our actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements.

         The announcement and pendency of the proposed Merger with Signet could have a material and adverse effect on our business, financial results and operations.

        The announcement and pendency of the proposed acquisition of our Company by Signet could cause disruptions and create uncertainty surrounding our business, including affecting our relationships with our customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed Merger. We could also potentially lose customers or suppliers, or our supply arrangements could be disrupted. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the proposed Merger, which could have a material and adverse effect on our business, financial results and operations.

        We are also subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise have a material and adverse effect on our business, financial results and operations.

         The failure to complete the proposed Merger with Signet may have a material and adverse effect on our business, financial results, operations and share price.

        There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various customary conditions set forth in the Merger Agreement, including, among other things, the adoption of the Merger Agreement by the Company's stockholders, the absence of laws or orders prohibiting or restraining the Merger and the receipt of certain required antitrust approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). If the Merger is not consummated, our stock price will likely decline, as our stock has recently traded at prices based on the proposed per share price for the Merger. We will have incurred significant expenses and costs in connection with the Merger and the Merger Agreement, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Furthermore, a failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial results, operations and stock price.

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

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Exhibit
10.1	*	First Amendment to Private Label Credit Card Program Agreement with Alliance Data Systems Corporation
10.2
Agreement and Plan of Merger, dated as of February 19, 2014, among Zale Corporation, Signet Jewelers Limited and Carat Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 19, 2014, File No. 1-04129)
10.3
Voting and Support Agreement dated as of February 19, 2014, among Signet Jewelers Limited, Zale Corporation and Z Investment Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2014, File No. 1-04129)
10.4	*	Amended and Restated Executive Severance Plan for Zale Corporation and its Affiliates
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a) Certification of Chief Administrative Officer
31.3	*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Principal Executive Officer
32.2	*	Section 1350 Certification of Chief Administrative Officer
32.3	*	Section 1350 Certification of Principal Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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

ZALE CORPORATION
(Registrant)
Date: March 7, 2014	By:	/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker Chief Financial Officer (principal financial officer of the registrant)