Form 10-Q
period 2014-04-30
ZALE CORP
filed 2014-05-30
CIK 109156

Use these links to rapidly review the document
ZALE CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

        As of May 27, 2014, 43,352,724 shares of Zale Corporation's Common Stock, par value $0.01 per share, were outstanding.

ZALE CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues	$431,029	$442,708	$1,450,092	$1,470,927
Cost of sales	189,820	209,861	667,476	708,095

Gross margin	241,209	232,847	782,616	762,832
Selling, general and administrative	220,066	215,037	708,372	700,565
Depreciation and amortization	7,203	8,131	22,325	25,165
Other charges (gains)	23	(249)	512	(1,096)

Operating earnings	13,917	9,928	51,407	38,198
Interest expense	5,401	5,668	17,106	17,598

Earnings before income taxes	8,516	4,260	34,301	20,600
Income tax (benefit) expense	(306)	(792)	1,999	2,604

Net earnings	$8,822	$5,052	$32,302	$17,996

Basic net earnings per common share	$0.23	$0.16	$0.94	$0.56
Diluted net earnings per common share	$0.19	$0.13	$0.71	$0.45
Weighted average number of common shares outstanding:
Basic	38,017	32,480	34,519	32,401
Diluted	45,875	39,277	45,209	40,139

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net earnings	$8,822	$5,052	$32,302	$17,996
Foreign currency translation adjustment	3,299	(2,094)	(12,697)	(1,624)
Unrealized loss on interest rate swaps	(141)	—	(2,817)	—
Reclassification of loss on interest rate swaps to interest expense	43	—	128	—
Unrealized (loss) gain on securities, net	(164)	318	(218)	339

Comprehensive income	$11,859	$3,276	$16,698	$16,711

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2014	July 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,895	$17,060	$25,693
Merchandise inventories	845,428	767,540	828,197
Other current assets	50,261	53,335	48,862

Total current assets	917,584	837,935	902,752

Property and equipment	667,743	675,705	679,065
Less accumulated depreciation and amortization	(561,300)	(570,427)	(570,827)

Net property and equipment	106,443	105,278	108,238

Goodwill	93,621	98,372	99,975
Other assets	37,556	38,560	46,300
Deferred tax asset	107,110	107,110	96,888

Total assets	$1,262,314	$1,187,255	$1,254,153

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$241,193	$220,558	$260,608
Deferred revenue	80,934	82,110	84,190
Deferred tax liability	106,579	107,016	97,110

Total current liabilities	428,706	409,684	441,908

Long-term debt	454,002	410,050	466,480
Deferred revenue—long-term	102,947	109,135	113,924
Other liabilities	70,926	73,057	33,922
Commitments and contingencies
Stockholders' investment:
Common stock	588	488	488
Additional paid-in capital	148,831	155,625	158,760
Accumulated other comprehensive income	31,411	47,015	52,818
Accumulated earnings	467,444	435,140	442,390

	648,274	638,268	654,456
Treasury stock	(442,541)	(452,939)	(456,537)

Total stockholders' investment	205,733	185,329	197,919

Total liabilities and stockholders' investment	$1,262,314	$1,187,255	$1,254,153

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$32,302	$17,996
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash interest	2,157	2,156
Depreciation and amortization	22,325	25,165
Deferred taxes	(559)	491
Loss on disposition of property and equipment	1,399	935
Impairment of property and equipment	488	851
Stock-based compensation	3,570	2,466
Changes in operating assets and liabilities:
Merchandise inventories	(86,640)	(87,575)
Other current assets	1,730	(2,385)
Other assets	335	1,648
Accounts payable and accrued liabilities	20,341	55,744
Deferred revenue	(5,553)	(10,194)
Other liabilities	(2,533)	(4,375)

Net cash (used in) provided by operating activities	(10,638)	2,923

Cash Flows From Investing Activities:
Payments for property and equipment	(28,212)	(16,459)
Purchase of available-for-sale investments	(7,006)	(1,674)
Proceeds from sales of available-for-sale investments	6,330	3,449

Net cash used in investing activities	(28,888)	(14,684)

Cash Flows From Financing Activities:
Borrowings under revolving credit agreement	3,829,600	3,950,500
Payments on revolving credit agreement	(3,784,800)	(3,936,900)
Proceeds from exercise of stock options	884	81
Payments on capital lease obligations	(821)	(751)

Net cash provided by financing activities	44,863	12,930

Effect of exchange rate changes on cash	(502)	(79)
Net change in cash and cash equivalents	4,835	1,090
Cash and cash equivalents at beginning of period	17,060	24,603

Cash and cash equivalents at end of period	$21,895	$25,693

See notes to consolidated financial statements.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        References to the "Company," "we," "us," and "our" in this Form 10-Q are references to Zale Corporation and its subsidiaries. We are, through our wholly owned subsidiaries, a leading specialty retailer of fine jewelry in North America. At April 30, 2014, we operated 1,013 specialty retail jewelry stores and 616 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

        On February 19, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Signet Jewelers Limited, a Bermuda corporation ("Signet"), and Carat Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Signet ("Merger Sub"). The Merger Agreement provides for the acquisition of the Company by Signet at a price of $21 per share in cash. On

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

May 29, 2014, the merger was consummated and Merger Sub was merged with and into the Company (the "Merger") and we became a wholly owned subsidiary of Signet. In connection with the consummation of the Merger, all outstanding obligations in respect of principal, interest and fees under the Amended Term Loan and the Amended Credit Agreement (see Note 4) were repaid in full and the Company terminated all applicable commitments, thereunder, including all outstanding interest rate swap agreements (see Note 4) related to the Amended Credit Agreement. In addition, the New York Stock Exchange has filed an application on Form 25 with the SEC to delist and deregister the Company's common stock under Section 12(b) of the Exchange Act. Upon effectiveness of such Form 25, the Company intends to file with the SEC a Form 15 requesting deregistration of the Company's common stock under Section 12(g) of the Exchange Act and the suspension of the Company's reporting obligations under Sections 13 and 15(d) of the Exchange Act.

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

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. FAIR VALUE MEASUREMENTS (Continued)

  Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The following tables include our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of April 30, 2014
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$9,941	$—	$—
U.S. government agency securities	—	2,044	—
Corporate bonds and notes	—	6,841	—
Corporate equity securities	2,486	—	—

	$12,427	$8,885	$—

Liabilities
Interest rate swaps	$—	$2,689	$—

	Fair Value as of April 30, 2013
	Level 1	Level 2	Level 3
Assets
U.S. Treasury securities	$19,572	$—	$—
U.S. government agency securities	—	2,800	—
Corporate bonds and notes	—	866	—
Corporate equity securities	4,700	—	—

	$24,272	$3,666	$—

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

(Unaudited)

2. FAIR VALUE MEASUREMENTS (Continued)

as a Level 3 measurement in the fair value hierarchy. For the nine months ended April 30, 2014, store-level property and equipment of $0.7 million was written down to their fair value of $0.2 million, resulting in an impairment charge of $0.5 million. For the nine months ended April 30, 2013, store-level property and equipment of $1.0 million was written down to their fair value of $0.1 million, resulting in an impairment charge of $0.9 million.

        At the end of the second quarter of fiscal year 2014, we completed our annual impairment testing of goodwill pursuant to ASC 350, Intangible—Goodwill and Other. Based on the test results, we concluded that no impairment was necessary for the $74.2 million of goodwill related to the Peoples Jewellers acquisition and the $19.4 million of goodwill related to the Piercing Pagoda acquisition. As of the date of the test, the fair value of the Peoples Jewellers and Piercing Pagoda reporting units would have to decline by more than 30 percent and 41 percent, respectively, to be considered for potential impairment. We calculated the estimated fair value of our reporting units using Level 3 inputs, including: (1) cash flow projections for five years; (2) terminal year growth rates of two percent based on estimates of long-term inflation expectations; and (3) discount rates of 14.0 percent to 15.5 percent based on a risk-adjusted weighted average cost of capital that reflects current market conditions. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

  Other Financial Instruments

        As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature, their carrying amount approximates fair value. The outstanding principal of our revolving credit agreement and senior secured term loan approximates fair value as of April 30, 2014. The fair value of the revolving credit agreement and the senior secured term loan were based on estimates of current interest rates for similar debt, a Level 3 input.

3. INVESTMENTS

        Investments in debt and equity securities held by our insurance subsidiaries are reported as other assets in the accompanying consolidated balance sheets. Investments are recorded at fair value based on quoted market prices for identical or similar securities. All investments are classified as available-for-sale.

        Our investments consist of the following (in thousands):

	April 30, 2014		April 30, 2013
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities	$9,257	$9,941	$18,145	$19,572
U.S. government agency securities	1,975	2,044	2,632	2,800
Corporate bonds and notes	6,722	6,841	773	866
Corporate equity securities	1,701	2,486	3,501	4,700

	$19,655	$21,312	$25,051	$27,938

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INVESTMENTS (Continued)

        At April 30, 2014 and 2013, the carrying value of investments included a net unrealized gain of $1.7 million and $2.9 million, respectively, which is included in accumulated other comprehensive income. Realized gains and losses on investments are determined on the specific identification basis. There were no material net realized gains or losses during the three and nine months ended April 30, 2014 and 2013. Investments with a carrying value of $7.4 million were on deposit with various state insurance departments at April 30, 2014 and 2013, respectively, as required by law.

        Debt securities outstanding as of April 30, 2014 mature as follows (in thousands):

	Cost	Fair Value
Less than one year	$6,155	$6,191
Year two through year five	5,193	5,482
Year six through year ten	6,448	6,959
After ten years	158	194

	$17,954	$18,826

4. LONG—TERM DEBT

        Long-term debt consists of the following (in thousands):

	April 30,
	2014	2013
Revolving credit agreement	$372,000	$383,400
Senior secured term loan	80,000	80,000
Capital lease obligations	2,002	3,080

	$454,002	$466,480

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 73 percent for the period of May through September 2014, 82 to 84 percent for the period of October through December 2014 and 71 to 73 percent for the period of January through April 2015.

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

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $238 million as of April 30, 2014, which exceeded the excess availability requirement by $177 million. The fixed charge coverage ratio was 2.0 as of April 30, 2014. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of April 30, 2014, we were in compliance with all covenants.

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

        Interest rate swaps as of April 30, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$73
August 2014 - July 2016	$215,000	1.19%	2,616

			$2,689

        The change in the fair value of the interest rate swaps for the three and nine months ended April 30, 2014 totaled $0.1 million and $2.8 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and nine months ended April 30, 2014. The current portion of the fair value of the interest rate swaps totaled $1.5 million and is included in accounts

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG—TERM DEBT (Continued)

payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.2 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of April 30, 2014, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of April 30, 2014, we were in compliance with all covenants.

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

        In connection with the consummation of the Merger, all outstanding obligations in respect of principal, interest and fees under the Amended Term Loan and the Amended Credit Agreement were repaid in full and the Company terminated all applicable commitments thereunder, including all outstanding interest rate swap agreements related to the Amended Credit Agreement.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. LONG—TERM DEBT (Continued)

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC ("Z Investment"). Under the terms of the Warrant Agreement, Z Investment held 11.1 million warrants (the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.

        On March 18, 2014, Z Investment exercised all of its Warrants to purchase shares of our common stock. The exercise price for the Warrants was paid through surrender of warrants to purchase 1,042,609 shares of our common stock. As a result of the exercise of the Warrants, Z Investment received 10,022,075 shares, or approximately 23 percent of our common shares outstanding.

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of April 30, 2014 and 2013 totaled $2.0 million and $3.0 million, respectively.

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

6. EARNINGS PER COMMON SHARE

        Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options, restricted share awards and warrants issued in connection with the senior secured term loan determined using the Treasury Stock method. On March 18, 2014, Z Investment exercised all of its Warrants to purchase shares of our common stock (see Note 4). As a result of the exercise, 4.8 million and 5.1 million shares were included in the basic and diluted weighted average share count, respectively, for the three months ended April 30, 2014. For the nine months ended April 30, 2014, 1.5 million and 8.1 million shares were included in the basic and diluted weighted average share count, respectively, as a result of the Warrant exercise.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. EARNINGS PER COMMON SHARE (Continued)

        The following table presents a reconciliation of the diluted weighted average shares (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Basic weighted average shares	38,017	32,480	34,519	32,401
Effect of dilutive securities:
Warrants	5,120	5,894	8,086	6,639
Stock options and restricted share awards	2,738	903	2,604	1,099

Diluted weighted average shares	45,875	39,277	45,209	40,139

        The calculation of diluted weighted average shares excludes the impact of 0.8 million and 1.9 million antidilutive stock options for the three months ended April 30, 2014 and 2013, respectively, and 0.8 million and 1.8 million antidilutive stock options for the nine months ended April 30, 2014 and 2013, respectively.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table includes detail regarding changes in the composition of accumulated other comprehensive income (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Beginning of period	$28,374	$54,594	$47,015	$54,103
Foreign currency translation adjustment	3,299	(2,094)	(12,697)	(1,624)
Unrealized loss on interest rate swaps	(141)	—	(2,817)	—
Reclassification of loss on interest rate swaps to interest expense	43	—	128	—
Unrealized (loss) gain on securities, net	(164)	318	(218)	339

End of period	$31,411	$52,818	$31,411	$52,818

8. INCOME TAXES

        We are required to assess the available positive and negative evidence to estimate if sufficient future income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period. Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. As of April 30, 2014 and 2013, cumulative losses were incurred over the applicable three-year period.

        Our valuation allowances totaled $81.8 million and $88.3 million as of April 30, 2014 and 2013, respectively. The valuation allowances were established due to the uncertainty of our ability to utilize certain federal, state and foreign net operating loss carryforwards in the future. The amount of the deferred tax asset considered realizable could be adjusted if negative evidence, such as three-year cumulative losses, no longer exists and additional consideration is given to our growth projections.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
Selected Financial Data by Segment	2014	2013	2014	2013
	(amounts in thousands)
Revenues:
Fine Jewelry(a)	$367,695	$378,476	$1,262,214	$1,275,744
Kiosk	60,396	61,375	179,396	187,098
All Other	2,938	2,857	8,482	8,085

Total revenues	$431,029	$442,708	$1,450,092	$1,470,927

Depreciation and amortization:
Fine Jewelry	$4,750	$5,231	$14,763	$16,145
Kiosk	496	652	1,589	2,080
All Other	—	—	—	—
Unallocated	1,957	2,248	5,973	6,940

Total depreciation and amortization	$7,203	$8,131	$22,325	$25,165

Operating earnings:
Fine Jewelry	$19,487	$11,974	$65,758	$42,984
Kiosk	8,993	5,321	17,060	14,085
All Other	1,293	1,403	3,794	3,309
Unallocated(b)	(15,856)	(8,770)	(35,205)	(22,180)

Total operating earnings	$13,917	$9,928	$51,407	$38,198

(a)
Includes $59.0 million and $63.6 million for the three months ended April 30, 2014 and 2013, respectively, and $233.1 million and $247.0 million for the nine months ended April 30, 2014 and 2013, respectively, related to foreign operations.

(b)
Includes credits of $16.1 million and $16.0 million for the three months ended April 30, 2014 and 2013, respectively, and $49.0 million and $48.0 million for the nine months ended April 30, 2014 and 2013, respectively, to offset internal carrying costs charged to the segments. Also includes a gain totaling $0.3 million and $2.2 million related to the De Beers settlement received during the three and nine months ended April 30, 2013, respectively.

ZALE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. CONTINGENCIES

        The Company is a defendant in three purported class action lawsuits, Tessa Hodge v. Zale Delaware, Inc., d/b/a Piercing Pagoda which was filed on April 23, 2013 in the Superior Court of the State of California, County of San Bernardino, Naomi Tapia v. Zale which was filed on July 3, 2013 in the U.S. District Court, Southern District of California, and Melissa Roberts v. Zale Delaware, Inc. which was filed on October 7, 2013 in the Superior Court of the State of California, County of Los Angeles. All three cases include allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Piercing Pagoda and Zale's employees. The lawsuits seek to recover damages, penalties and attorneys' fees as a result of the alleged violations. The Company is investigating the underlying allegations and intends to vigorously defend its position against them. The Company cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuits.

        The Company and its directors have been named as defendants in five purported shareholder class action lawsuits filed in the Court of Chancery of the State of Delaware: Andrew Breyer v. Zale Corporation, et al. filed on February 24, 2014, Marc Stein v. Zale Corporation, et al. and Ravinder Singh v. Zale Corporation, et al. each filed on March 3, 2014, Mary Smart v. Zale Corporation, et al. filed on March 6, 2014, and David Pill v. Zale Corporation, et al., filed on March 12, 2014. Each lawsuit alleges that, in connection with the proposed transaction between the Company and Signet, entered into on February 19, 2014, the Company's directors breached their fiduciary duties to the Company's shareholders and that the Company, Signet and Merger Sub aided and abetted such breaches. Each lawsuit seeks injunctive relief, rescission in the event the Merger is consummated, monetary damages and attorneys' and other fees and costs. On March 25, 2014, the lawsuits were consolidated under the caption In re Zale Corporation Shareholders Litigation and co-lead plaintiffs were appointed. On April 23, 2014, the plaintiffs filed an amended consolidated complaint, adding allegations related to the Company's preliminary proxy statement and moved for expedited proceedings and a preliminary injunction preventing consummation of the Merger. The parties subsequently resolved plaintiffs' motion for expedited proceedings and, on May 23, 2014, the plaintiffs' motion for a preliminary injunction was denied. The Company and its directors believe that the claims in the consolidated lawsuits are without merit and intend to vigorously defend the consolidated lawsuit. The Company cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuits.

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

        The change in deferred revenue associated with the sale of warranties is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Deferred revenue, beginning of period	$186,671	$202,477	$191,245	$208,516
Warranties sold(a)	33,135	31,727	102,976	101,276
Revenue recognized	(35,925)	(36,090)	(110,340)	(111,678)

Deferred revenue, end of period	$183,881	$198,114	$183,881	$198,114

(a)
Warranty sales for the nine months ended April 30, 2014 include approximately $1.8 million related to the depreciation in the Canadian currency rate on the beginning of the period deferred revenue balance. The change in the Canadian currency rate did not have a significant impact on the beginning of the period deferred revenue balance for the three months ended April 30, 2014 and 2013 or the nine months ended April 30, 2013.

        Gross margin associated with warranties totaled $28.5 million and $29.3 million during the three months ended April 30, 2014 and 2013, respectively, and $88.5 million and $91.6 million during the nine months ended April 30, 2014 and 2013, respectively.

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

Overview

        We are a leading specialty retailer of fine jewelry in North America. At April 30, 2014, we operated 1,013 fine jewelry stores and 616 kiosks located primarily in shopping malls throughout the United States, Canada and Puerto Rico.

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

        On February 19, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Signet Jewelers Limited, a Bermuda corporation ("Signet"), and Carat Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Signet ("Merger Sub"). The Merger Agreement provides for the acquisition of the Company by Signet at a price of $21 per share in cash. On May 29, 2014, the merger was consummated and Merger Sub was merged with and into the Company (the "Merger") and we became a wholly owned subsidiary of Signet. In connection with the consummation of the Merger, all outstanding obligations in respect of principal, interest and fees under the Amended Term Loan and the Amended Credit Agreement (see Note 4 to our consolidated financial statements set forth in Part I of this report) were repaid in full and the Company terminated all applicable commitments, thereunder, including all outstanding interest rate swap agreements (see Note 4 to our consolidated financial statements set forth in Part I of this report) related to the Amended Credit Agreement. In addition, the New York Stock Exchange has filed an application on Form 25 with the SEC to delist and deregister the Company's common stock under Section 12(b) of the Exchange Act. Upon effectiveness of such Form 25, the Company intends to file with the SEC a Form 15 requesting deregistration of the Company's common stock under Section 12(g) of the Exchange Act and the suspension of the Company's reporting obligations under Sections 13 and 15(d) of the Exchange Act.

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

        Revenues for the quarter ended April 30, 2014 decreased 2.6 percent compared to the same period in the prior year. The decrease in revenues was primarily the result of 78 store closures since April 30, 2013 (net of store openings), partially offset by an increase in comparable store sales. Comparable store sales increased 0.6 percent during the third quarter of fiscal year 2014, or 1.9 percent at constant exchange rates. Gross margin increased by 340 basis points to 56.0 percent during the third quarter of fiscal year 2014 compared to the same quarter in the prior year. The increase is due primarily to benefits realized from our sourcing initiative launched in fiscal year 2013, lower commodity costs and a more disciplined approach to our promotional programs. Net earnings for the quarter were $8.8 million compared to $5.1 million for the same period in the prior year. The $3.8 million improvement is the result of the increase in gross margin, partially offset by an increase in selling, general and administrative expenses ("SG&A") primarily related to $5.9 million in professional fees and other related costs associated with the Signet Merger.

        Revenues associated with warranties totaled $35.9 million and $36.1 million during the three months ended April 30, 2014 and 2013, respectively, and $110.3 million and $111.7 million during the nine months ended April 30, 2014 and 2013, respectively. Gross margin associated with warranties totaled $28.5 million and $29.3 million during the three months ended April 30, 2014 and 2013, respectively, and $88.5 million and $91.6 million during the nine months ended April 30, 2014 and 2013, respectively.

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

        The following table presents comparable store sales for each of our brands for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Comparable Store Sales
Zales	2.2%	4.5%	4.4%	4.2%
Zales Outlet	2.0%	1.2%	3.1%	2.9%
Peoples	(4.0)%	2.6%	(2.4)%	6.0%
Gordon's	0.4%	(6.8)%	(3.1)%	(4.1)%
Mappins	(11.2)%	(10.2)%	(8.9)%	(6.8)%
Piercing Pagoda	(0.1)%	2.9%	(2.4)%	1.9%
Total Company	0.6%	2.3%	1.5%	2.9%
Comparable Store Sales (in constant currency)
Peoples	4.6%	4.6%	4.6%	4.4%
Mappins	(3.3)%	(8.4)%	(2.5)%	(8.2)%
Total Company	1.9%	2.6%	2.7%	2.7%

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

        The following table reconciles EBITDA to net earnings as presented in our consolidated statements of operations (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net earnings	$8,822	$5,052	$32,302	$17,996
Depreciation and amortization	7,203	8,131	22,325	25,165
Interest expense	5,401	5,668	17,106	17,598
Income tax (benefit) expense	(306)	(792)	1,999	2,604

EBITDA(a)	$21,120	$18,059	$73,732	$63,363

(a)
The three and nine months ended April 30, 2014 includes $5.9 million in professional fees and other related costs associated with the Signet Merger.

Results of Operations

        The following table sets forth certain financial information from our unaudited consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.0	47.4	46.0	48.1

Gross margin	56.0	52.6	54.0	51.9
Selling, general and administrative	51.1	48.6	48.9	47.6
Depreciation and amortization	1.7	1.8	1.5	1.7
Other charges (gains)	—	(0.1)	—	(0.1)

Operating earnings	3.2	2.2	3.5	2.6
Interest expense	1.3	1.3	1.2	1.2

Earnings before income taxes	2.0	1.0	2.4	1.4
Income tax (benefit) expense	—	(0.2)	0.1	0.2

Net earnings	2.0%	1.1%	2.2%	1.2%

  Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

        Revenues.    Revenues for the quarter ended April 30, 2014 were $431.0 million, a decrease of 2.6 percent compared to revenues of $442.7 million for the same period in the prior year. The decrease in revenues was the result of a $14.0 million decrease related to 78 store closures since April 30, 2013 (net of store openings), partially offset by an increase in comparable store sales. Comparable store sales increased 0.6 percent during the third quarter of fiscal year 2014, or 1.9 percent at constant exchange rates. The increase in comparable store sales was primarily attributable to a 3.3 percent increase in the number of units sold in Fine Jewelry, partially offset by a decrease in the average price per unit.

        Fine Jewelry contributed $367.7 million of revenues in the quarter ended April 30, 2014, a decrease of 2.8 percent compared to $378.5 million for the same period in the prior year.

        Kiosk Jewelry contributed $60.4 million of revenues in the quarter ended April 30, 2014, a decrease of 1.6 percent compared to $61.4 million in the same period in the prior year. The decrease in revenues is primarily due to 15 kiosk closures since April 30, 2013 (net of openings).

        All Other contributed $2.9 million in revenues in both the three months ended April 30, 2014 and 2013.

        During the quarter ended April 30, 2014, we closed 26 stores in Fine Jewelry and seven locations in Kiosk Jewelry. In addition, we opened two stores in Fine Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 56.0 percent of revenues for the quarter ended April 30, 2014, a 340 basis point increase compared to the same period in the prior year. The improvement was due primarily to a decrease in the cost of merchandise as a result of benefits realized from our sourcing initiatives launched in fiscal year 2013 and lower commodity costs. In addition, the decrease in the cost of merchandise resulted in a $2.9 million benefit associated with our last-in, first-out ("LIFO") inventory method during the third quarter of fiscal year 2014, compared to a $2.2 million charge for the same period in the prior year. The increase in gross margin was also due to a more disciplined approach to our promotional programs.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 51.1 percent of revenues for the quarter ended April 30, 2014 compared to 48.6 percent for the same period in the prior year. SG&A increased by $5.0 million to $220.1 million for the quarter ended April 30, 2014. The increase is due to a $5.9 million increase in professional fees and other related costs associated with the Merger and a $0.9 million increase in legal fees, partially offset by the impact of 78 store closures since April 30, 2013 (net of store openings).

        Depreciation and Amortization.    Depreciation and amortization as a percentage of revenues for the quarters ended April 30, 2014 and 2013 was 1.7 percent and 1.8 percent, respectively. The decrease is primarily the result of store closures (net of store openings) over the last several years.

        Other Gains.    Other gains for the quarter ended April 30, 2013 consists primarily of $0.3 million in proceeds related to the De Beers settlement.

        Interest Expense.    Interest expense remained flat at 1.3 percent of revenues for the quarter ended April 30, 2014 compared to the same period in the prior year.

        Income Tax Benefit.    Income tax benefit totaled $0.3 million for the three months ended April 30, 2014 compared to a $0.8 million income tax benefit for the same period in the prior year. The income tax benefit for the three months ended April 30, 2014 and 2013 was primarily associated with operating losses related to our Canadian subsidiaries.

  Nine Months Ended April 30, 2014 Compared to Nine Months Ended April 30, 2013

        Revenues.    Revenues for the nine months ended April 30, 2014 were $1,450.1 million, a decrease of 1.4 percent compared to revenues of $1,470.9 million for the same period in the prior year. The decrease in revenues was the result of a $39.1 million decrease related to 78 store closures since April 30, 2013 (net of store openings), partially offset by an increase in comparable store sales. Comparable store sales increased 1.5 percent during the nine months ended April 30, 2014, or 2.7 percent at constant exchange rates. The increase in comparable store sales was primarily attributable to a 6.4 percent increase in the number of units sold in Fine Jewelry, partially offset by a decrease in the average price per unit.

        Fine Jewelry contributed $1,262.2 million of revenues in the nine months ended April 30, 2014, a decrease of 1.1 percent compared to $1,275.7 million for the same period in the prior year.

        Kiosk Jewelry contributed $179.4 million of revenues in the nine months ended April 30, 2014, a decrease of 4.1 percent compared to $187.1 million in the same period in the prior year. The decrease in revenues is primarily due to 15 kiosk closures since April 30, 2013 (net of openings). The decrease in revenues is also due to a 2.8 percent decrease in the average price per unit, partially offset by an increase in the number of units sold.

        All Other contributed $8.5 million in revenues for the nine months ended April 30, 2014, an increase of 4.9 percent compared to $8.1 million for the same period in the prior year.

        During the nine months ended April 30, 2014, we closed 55 stores in Fine Jewelry and 14 locations in Kiosk Jewelry. In addition, we opened four stores in Fine Jewelry.

        Gross Margin.    Gross margin represents net sales less cost of sales. Cost of sales includes cost related to merchandise sold, receiving and distribution, guest repairs and repairs associated with warranties. Gross margin was 54.0 percent of revenues for the nine months ended April 30, 2014, a 210 basis point increase compared to the same period in the prior year. The improvement was due primarily to a decrease in the cost of merchandise as a result of benefits realized from our sourcing initiatives launched in fiscal year 2013 and lower commodity costs. In addition, the decrease in the cost of merchandise resulted in a $6.6 million benefit associated with our LIFO inventory method during the nine months ended April 30, 2014, compared to a $4.8 million charge for the same period in the prior year. The increase in gross margin was also due to a more disciplined approach to our promotional programs.

        Selling, General and Administrative.    Included in SG&A are store operating, advertising, buying, cost of insurance operations and general corporate overhead expenses. SG&A was 48.9 percent of revenues for the nine months ended April 30, 2014 compared to 47.6 percent for the same period in the prior year. SG&A increased by $7.8 million to $708.4 million for the nine months ended April 30, 2014. The increase is due to an $8.4 million increase related to marketing, legal and labor costs and $5.9 million of professional fees and other related costs associated with the Merger, partially offset by the impact of 78 store closures since April 30, 2013 (net of store openings).

        Depreciation and Amortization.    Depreciation and amortization as a percentage of revenues for the nine months ended April 30, 2014 and 2013 was 1.5 percent and 1.7 percent, respectively. The decrease is primarily the result of store closures (net of store openings) over the last several years.

        Other Charges (Gains).    Other charges for the nine months ended April 30, 2014 consists of a $0.5 million charge related to the impairment of long-lived assets associated with underperforming stores. Other gains for the nine months ended April 30, 2013 includes proceeds totaling $2.2 million related to the De Beers settlement, partially offset by a $0.9 million charge related to the impairment of long-lived assets associated with underperforming stores.

        Interest Expense.    Interest expense remained flat at 1.2 percent of revenues for the nine months ended April 30, 2014 compared to the same period in the prior year.

        Income Tax Expense.    Income tax expense totaled $2.0 million for the nine months ended April 30, 2014 compared to $2.6 million for the same period in the prior year. Income tax expense for both periods was primarily associated with operating earnings related to our Canadian subsidiaries.

Liquidity and Capital Resources

        Our cash requirements consist primarily of funding ongoing operations, including inventory requirements, capital expenditures for new stores, renovation of existing stores, upgrades to our information technology systems and debt service. Our cash requirements are funded through cash flows from operations and our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. We manage availability under the revolving credit agreement by monitoring the timing of merchandise purchases and vendor payments. At April 30, 2014, we had borrowing availability under the revolving credit agreement of approximately $238 million. The average vendor payment terms during the nine months ended April 30, 2014 and 2013 were approximately 49 days and 55 days, respectively. As of April 30, 2014, we had cash and cash equivalents totaling $21.9 million. We believe that our operating cash flows and available credit facility are sufficient to finance our cash requirements for at least the next twelve months.

        Net cash used in operating activities was $10.6 million for the nine months ended April 30, 2014, a decrease of $13.6 million from the $2.9 million net cash provided by operating activities during the nine months ended April 30, 2013. The decrease is primarily the result of the timing of vendor payments, partially offset by an increase in operating earnings.

        Our business is highly seasonal, with a disproportionate amount of sales (approximately 30 percent) occurring in the Holiday season, which encompasses November and December of each year. Other important selling periods include Valentine's Day and Mother's Day. We purchase inventory in anticipation of these periods and, as a result, have higher inventory and inventory financing needs immediately prior to these periods. Inventory owned at April 30, 2014 was $845.4 million, an increase of $17.2 million compared to April 30, 2013. The increase is primarily due to the expansion of our exclusive, branded merchandise collections, partially offset by the impact of 78 store closures (net of store openings) since April 30, 2013.

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

        Based on the most recent inventory appraisal, the monthly borrowing rates calculated from the cost of eligible inventory range from 68 to 73 percent for the period of May through September 2014, 82 to 84 percent for the period of October through December 2014 and 71 to 73 percent for the period of January through April 2015.

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

        If excess availability (as defined in the Amended Credit Agreement) falls below certain levels we will be required to maintain a minimum fixed charge coverage ratio of 1.0. Borrowing availability was approximately $238 million as of April 30, 2014, which exceeded the excess availability requirement by $177 million. The fixed charge coverage ratio was 2.0 as of April 30, 2014. The Amended Credit Agreement contains various other covenants including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions and asset sales. As of April 30, 2014, we were in compliance with all covenants.

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

        Interest rate swaps as of April 30, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$73
August 2014 - July 2016	$215,000	1.19%	2,616

			$2,689

        The change in the fair value of the interest rate swaps for the three and nine months ended April 30, 2014 totaled $0.1 million and $2.8 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and nine months ended April 30, 2014. The current portion of the fair value of the interest rate swaps totaled $1.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.2 million and is included in other liabilities in the accompanying consolidated balance sheet.

  Amended and Restated Senior Secured Term Loan

        On July 24, 2012, we amended and restated our senior secured term loan (the "Amended Term Loan") with Z Investment Holdings, LLC, an affiliate of Golden Gate Capital. The Amended Term Loan totals $80.0 million, matures in July 2017 and is subject to a borrowing base equal to: (i) 107.5 percent of the appraised liquidation value of eligible inventory plus (ii) 100 percent of credit card receivables and an amount equal to the lesser of $40 million or 100 percent of the appraised liquidation value of intellectual property minus (iii) the borrowing base under the Amended Credit Agreement. In the event the outstanding principal under the Amended Term Loan exceeds the Amended Term Loan borrowing base, availability under the Amended Credit Agreement would be reduced by the excess. As of April 30, 2014, the outstanding principal under the Amended Term Loan did not exceed the borrowing base. The Amended Term Loan is secured by a second priority security interest on merchandise inventory and credit card receivables and a first priority security interest on substantially all other assets.

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

        The Amended Term Loan includes various covenants which are consistent with the covenants in the Amended Credit Agreement, including restrictions on the incurrence of certain indebtedness, payment of dividends, liens, investments, acquisitions, asset sales and the requirement to maintain a minimum fixed charge coverage ratio of 1.0 if excess availability thresholds under the Amended Credit Agreement are not maintained. As of April 30, 2014, we were in compliance with all covenants.

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

        In connection with the consummation of the Merger, all outstanding obligations in respect of principal, interest and fees under the Amended Term Loan and the Amended Credit Agreement were repaid in full and the Company terminated all applicable commitments thereunder, including all outstanding interest rate swap agreements related to the Amended Credit Agreement.

  Warrant and Registration Rights Agreement

        In connection with the execution of the senior secured term loan in May 2010, we entered into a Warrant and Registration Rights Agreement (the "Warrant Agreement") with Z Investment Holdings, LLC ("Z Investment"). Under the terms of the Warrant Agreement, Z Investment held 11.1 million warrants (the "Warrants") to purchase shares of our common stock, on a one-for-one basis, for an exercise price of $2.00 per share.

        On March 18, 2014, Z Investment exercised all of its Warrants to purchase shares of our common stock. The exercise price for the Warrants was paid through surrender of warrants to purchase 1,042,609 shares of our common stock. As a result of the exercise of the Warrants, Z Investment received 10,022,075 shares, or approximately 23 percent of our common shares outstanding.

  Capital Lease Obligations

        We enter into capital leases related to vehicles for our field management. The vehicles are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a four-year life. Capital leases, net of accumulated depreciation, included in property and equipment as of April 30, 2014 and 2013 totaled $2.0 million and $3.0 million, respectively.

  Customer Credit Programs

        We have a Merchant Services Agreement ("MSA") with Citibank (South Dakota), N.A. ("Citibank"), under which Citibank provides financing for our U.S. guests to purchase merchandise through private label credit cards. The MSA can be terminated by either party upon certain breaches by the other party and also can be terminated by Citibank if our net credit card sales during any twelve-month period are less than $315 million or if net card sales during a twelve-month period decrease by 20 percent or more from the prior twelve-month period. After any termination, we may purchase or be obligated to purchase the credit card portfolio upon termination with Citibank as a result of insolvency, material breaches of the MSA or violations of applicable law related to the credit card program. As of April 30, 2014, we were in compliance with all covenants under the MSA. We currently expect to exceed the $315 million threshold for the program year ending September 30, 2014. The MSA expires in October 2015 and will automatically renew for successive two-year periods, unless either party notifies the other in writing of its intent not to renew. In

July 2013, the Company provided written notice to Citibank of its intent not to renew the agreement. During the nine months ended April 30, 2014 and 2013, our guests used our private label credit card to pay for approximately 32 percent of purchases in the U.S.

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

        We have a Private Label Credit Card Program Agreement (the "TD Agreement") with TD Financing Services Inc. ("TDFS"), under which TDFS provides financing for our Canadian guests to purchase merchandise through private label credit cards. In addition, TDFS provides credit insurance for our guests and receives 40 percent of the net profits, as defined, and the remaining 60 percent is paid to us. The TD Agreement expires in June 2015 and will automatically renew for successive one-year periods, unless either party notifies the other in writing of its intent not to renew. The agreement may be terminated at any time during the 90-day period following the end of a program year in the event that credit sales are less than $50 million in the immediately preceding year. We currently expect to exceed the $50 million threshold for the program year ending June 30, 2014. During the nine months ended April 30, 2014 and 2013, our guests used our private label credit card to pay for approximately 19 percent and 18 percent, respectively, of purchases in Canada.

        We have also entered into agreements with certain other lenders to offer alternative financing options to our U.S. guests who have been declined by Citibank.

Capital Expenditures

        During the nine months ended April 30, 2014, we invested $17.0 million to remodel, relocate and refurbish stores and to complete store enhancement projects. We also invested $11.2 million in infrastructure, primarily related to information technology.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Inflation.    Substantially all U.S. inventories represent finished goods, which are valued using the last-in, first-out ("LIFO") retail inventory method. We are required to determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory. The inflation rates pertaining to merchandise inventories, especially as they relate to diamond, gold and silver costs, are primary components in determining our LIFO inventory. We recorded a benefit related to LIFO in cost of sales totaling $6.6 million during the nine months ended April 30, 2014 primarily as a result of the sourcing initiative launched in fiscal year 2013 and lower commodity costs. We recorded LIFO charges in cost of sales totaling $4.8 million during the nine months ended April 30, 2013. The LIFO inventory reserve included in the consolidated balance sheets as of April 30, 2014 and 2013 totaled $56.3 million and $63.1 million, respectively.

        Foreign Currency Risk.    We are not subject to significant gains or losses as a result of currency fluctuations because most of our purchases are U.S. dollar-denominated. However, we enter into foreign currency contracts to manage the currency fluctuations associated with purchases for our Canadian operations. The gains or losses related to the settlement of foreign currency contracts are included in SG&A in our consolidated statements of operations. The Company recognized a $0.3 million gain on the settlement of foreign currency contracts during the nine months ended April 30, 2014. There were no material gains or losses recognized during the nine months ended April 30, 2013. There were no outstanding foreign currency contracts as of April 30, 2014 or 2013, respectively.

        We are exposed to foreign currency exchange risks through our business operations in Canada, which may adversely affect our results of operations. During the nine months ended April 30, 2014 and 2013, the average Canadian currency rate depreciated by approximately seven percent and appreciated by approximately one percent, respectively, relative to the U.S. dollar. The depreciation in the Canadian currency rate for the nine months ended April 30, 2014 resulted in a $16.7 million decrease in reported revenues, partially offset by a $15.2 million decrease in costs. The appreciation in the Canadian currency rate for the nine months ended April 30, 2013 resulted in a $3.5 million increase in reported revenues, partially offset by a $2.9 million increase in costs.

        Interest Rate Risk.    Our Amended Term Loan bears interest at a fixed rate of 11 percent and would not be affected by interest rate changes. As of April 30, 2014, we had borrowings of $372.0 million under our Amended Credit Agreement that are subject to variable interest rates.

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

        Interest rate swaps as of April 30, 2014 are as follows:

Period	Notional Amount (in thousands)	Fixed Interest Rate	Fair Value (in thousands)
October 2013 - July 2014	$215,000	0.29%	$73
August 2014 - July 2016	$215,000	1.19%	2,616

			$2,689

        The change in the fair value of the interest rate swaps for the three and nine months ended April 30, 2014 totaled $0.1 million and $2.8 million, respectively, and is included as an unrealized loss in other comprehensive income. There were no material amounts reclassified from accumulated other comprehensive income to interest expense during the three and nine months ended April 30, 2014. The current portion of the fair value of the interest rate swaps totaled $1.5 million and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The current portion represents the amount that is expected to be reclassified from other comprehensive income to interest expense over the next 12 months. The non-current portion of the fair value of the interest rate swaps totaled $1.2 million and is included in other liabilities in the accompanying consolidated balance sheet.

        Investment Risk.    We do not use derivative financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments. The investments of our insurance subsidiaries, primarily stocks and bonds, had a market value of $21.3 million at April 30, 2014.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Information regarding legal proceedings is incorporated by reference from Note 10 to our consolidated financial statements set forth, under the heading, "Contingencies," in Part I of this report.

ITEM 1A.    RISK FACTORS

        We make forward-looking statements in reports we file with the Securities and Exchange Commission ("SEC"). In addition, members of our senior management make forward-looking statements orally in presentations to analysts, investors, the media and others. Forward-looking statements include statements regarding our objectives and expectations with respect to our financial plan (including expectations for earnings, comparable store sales, gross margin, selling, general and administrative expenses, operating margin, interest expense, income tax expense and capital expenditures for fiscal year 2014), merchandising and marketing strategies, acquisitions and dispositions, share repurchases, store openings, renovations, remodeling and expansion, inventory management and performance, liquidity and cash flows, capital structure, capital expenditures, development of our information technology and telecommunications plans and related management information systems, ecommerce initiatives, human resource initiatives and other statements regarding our plans and objectives. In addition, the words "plans to," "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast," "can," "could," "should," "will," "may," or similar expressions may identify forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

        In August 2012, the SEC issued rules that require companies that manufacture products using certain minerals, including gold, to determine whether those minerals originated in the Democratic Republic of Congo ("DRC") or adjoining countries. If the minerals originate in the DRC, or if companies are not able to establish where they originated, extensive disclosure regarding the sources of those minerals, and in some instances an independent audit of the supply chain, could be required.

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

         A failure to effectively execute our strategic initiatives could have an adverse impact on our sales and earnings.

        We have identified several strategic initiatives that we believe are critical to achieve our expected sales and earnings growth. These initiatives include growing our exclusive merchandise, improving store productivity and continuing to drive sourcing savings, among others. If we fail to execute these strategies effectively, our sales and earnings could be adversely impacted.

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

        If we were to experience an "ownership change" under Section 382 of the Internal Revenue Code, our net operating loss carryforwards ("NOLs") would be subject to annual limitations that could impact the timing of the utilization of our NOLs as well as our ability to fully utilize our NOLs prior to their expiration. The determination of whether an ownership change has occurred is complex and depends upon a number of factors, including new issuances of shares by the Company and purchases and sales of shares by large stockholders.

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

         Our share price may be volatile.

        Our share price may fluctuate substantially as a result of variations in our actual or anticipated results and financial condition. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail shares and other shares in a manner unrelated, or disproportionate to, the operating performance of those companies. In addition, our share price could fluctuate substantially in the future in response to sales of our common stock.

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

ZALE CORPORATION
(Registrant)
Date: May 30, 2014	By:	/s/ THOMAS A. HAUBENSTRICKER Thomas A. Haubenstricker Chief Financial Officer (principal financial officer of the registrant)